Form 10-Q
period 1996-09-30
WILLBROS GROUP INC
filed 1996-11-13
CIK 895450

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                         ________________

                             FORM 10-Q

(Mark One)
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE x SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from_________ to_________

                  Commission file number 1-11953


                       Willbros Group, Inc.
      (Exact name of registrant as specified in its charter)


    Republic of Panama                       98-0160660
(Jurisdiction of incorporation)     (I.R.S. Employer Identification Number)

                  Edificio Torre Banco Germanico
                Calle 50 y 55 Este, Apartado 850048
                   Panama 5, Republic of Panama
                  Telephone No.: (50-7) 263-2982
   (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)


                           NOT APPLICABLE
--------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes          X         No


    The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of November 12, 1996, was 14,385,980.

PART 1.              FINANCIAL INFORMATION
ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)

                                            September 30, December 31,
                                                 1996       1995
                                              --------   --------
                                ASSETS
Current assets:
   Cash and cash equivalents                  $ 18,465   $ 19,859
   Accounts receivable                          66,417     65,652
   Contract cost and recognized
     income not yet billed                       4,484     11,515
   Prepaid expenses                              3,796      1,992
                                              --------   --------
      Total current assets                      93,162     99,018
Property, plant, equipment
  and spare parts, net                          54,071     48,933
Other assets                                     4,602      2,003
                                              --------   --------
      Total assets                            $151,835   $149,954
                                              ========   ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                              $  5,085   $  3,119
   Accounts payable and accrued liabilities     32,606     41,015
   Accrued income taxes                          3,851      4,918
   Contract billings in excess of cost
     and recognized income                      13,179     11,199
                                              --------   --------
      Total current liabilities                 54,721     60,251
Other liabilities                                6,813      6,312
                                              --------   --------
      Total liabilities                         61,534     66,563
Redemption value of common stock held
  by plan participants                               -      7,918
Redeemable Preferred Stock                           -     36,200
Stockholders' equity:
   Class A Preferred Stock, par value $.01
     per share, 1,000,000 shares authorized,
     none issued                                     -          -
   Common stock, par value $.05 per share,
     35,000,000 shares authorized;  14,385,980
     shares issued at September 30, 1996 and
     3,000,000 shares issued December 31, 1995      719        150
   Capital in excess of par value                55,525     10,731
   Cumulative foreign currency
     translation adjustment                       (784)       (784)
   Retained earnings                            38,025      39,956
   Notes receivable for stock purchases         (3,184)     (2,377)
   Treasury stock at cost, 78,000 shares
     at December 31, 1995                            -        (485)
   Redemption value of common stock held
     by plan participants                            -      (7,918)
                                              --------    --------
      Total stockholders' equity                90,301      39,273
                                              --------    --------
      Total liabilities and
        stockholders' equity                  $151,835    $149,954
                                              ========    ========

See accompanying notes to condensed consolidated financial statements.


                         WILLBROS GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
          (In thousands, except share and per share amounts)
                             (Unaudited)


                              Three Months         Nine Months
                           Ended September 30,  Ended September 30,
                            1996      1995        1996      1995
                          --------  --------   --------   --------

Contract revenues         $ 47,407  $ 56,962   $149,863   $132,084

Operating expenses:
   Contract                 34,457    44,131    110,888     98,353
   Depreciation and
     amortization            3,550     3,983     10,180     11,348
   General and
     administrative          6,204     6,157     19,477     18,739
   Compensation from
     changes in redemption
     value of common stock   4,695       302      6,122        356
                          --------  --------   --------   --------
                            48,906    54,573    146,667    128,796
                          --------  --------   --------   --------
        Operating income
         (loss)             (1,499)    2,389      3,196      3,288
Other income (expense):
   Interest - net             (100)      156       (222)       290
   Minority interest          (824)     (413)    (1,602)      (976)
   Other - net                 (63)      805        746      1,212
                          --------  --------   --------   --------
                              (987)      548     (1,078)       526
                          --------  --------   --------   --------
      Income (loss) before
       income taxes         (2,486)    2,937      2,118      3,814
Provision for income taxes     355       782      1,529      1,533
                          --------  --------   --------   --------
      Net income (loss)   $ (2,841) $  2,155   $    589   $  2,281
                          ========  ========   ========   ========
Net income (loss) per
  common and common
  equivalent share        $   (.20) $    .15   $   (.06)  $    .16
                          ========= ========   ========   ========
Weighted average number
  of common and common
  equivalent shares
  outstanding          14,210,653 14,206,691  14,063,758 14,223,858
                       ========== ==========  ========== ==========





See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          (In thousands, except share and per share amounts)
                             (Unaudited)


                                                                                            Redemption
                                                  Cumulative             Notes               Value of
                                         Capital   Foreign            Receivable              Common     Total
                                        in Excess  Currency               for               Stock Held   Stock-
                          Common Stock    of Par Translation Retained    Stock    Treasury    by Plan   holders'
                        Shares  Par Value  Value  Adjustment Earnings  Purchases    Stock  Participants  Equity
                     --------   --------  -------  -------   -------   -------    -------   ---------   -------
Balance, January 1,
  1996                3,000,000   $150    $10,731   $(784)   $39,956   $(2,377)   $  (485)   $(7,918)  $ 39,273
    Net income                -      -          -       -        589         -          -          -        589
    Preferred
      dividends               -      -          -       -     (1,448)        -          -          -     (1,448)
    Purchase of treasury
      stock                   -      -          -       -          -         -     (2,531)        63     (2,468)
    Exercise  of stock
      options                 -      -          -       -     (1,072)   (1,715)     3,016          -        229
    Sale of common
      stock, net of
      offering
      expenses          525,980     26      3,015       -          -         -          -          -      3,041
    Conversion of
      preferred
      stock          10,860,000    543     35,657       -          -         -          -          -     36,200
    Payment of notes
      receivable              -      -          -       -          -       908          -       (897)        11
    Increase in
      redemption
      value of
      common stock            -      -      1,427       -          -         -          -     (1,427)         -
    Compensation
      expense at
      initial public
      offering date           -      -      4,695       -          -         -          -          -      4,695
    Termination of
      redemption
      obligation              -      -          -       -          -         -          -     10,179     10,179
                    -----------  -----    -------   -----    -------   -------    -------    -------    -------
Balance, September 30,
  1996               14,385,980  $ 719    $55,525   $(784)   $38,025   $(3,184)   $     -    $     -    $90,301
                    ===========  =====    =======   =====    =======   =======    =======    =======    =======






See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (In thousands, except share and per share amounts)
                             (Unaudited)

                                                    Nine Months
                                                 Ended September 30,
                                                   1996      1995
                                                --------   --------

Cash flows from operating activities:
    Net income                                   $    589   $  2,281
    Reconciliation of net income to cash
      provided by (used in) operating
      activities:
        Depreciation and amortization              10,180     11,348
        Compensation from changes in
          redemption value of common stock          6,122        356
        Loss (gain) on sales and retirements           64        (92)
        Changes in operating assets and
          liabilities:
            Accounts receivable                      (765)   (13,428)
            Contract cost and recognized
              income not yet billed                 7,031     (6,870)
            Prepaid expenses and other assets      (4,403)    (1,275)
            Accounts payable and accrued
              liabilities                          (8,409)     3,230
            Accrued income taxes                   (1,860)       206
            Contract billings in excess of
              cost and recognized income            1,980        395
            Other liabilities                         477        388
                                                 --------   --------
                Cash provided by (used in)
                  operating activities             11,006     (3,461)
Cash flows from investing activities:
    Proceeds from sales of property and
      equipment                                       511        287
    Purchase of property, equipment and
      spare parts                                 (15,893)   (11,799)
                                                 --------   --------
                Cash used in investing
                  activities                      (15,382)   (11,512)
Cash flows from financing activities:
    Proceeds from notes payable                    14,440      2,849
    Proceeds from common stock                      3,270          -
    Collection of notes receivable
      for stock purchases                             908        630
    Repayment of notes payable                    (11,657)    (5,769)
    Payment of dividends on preferred
      stock                                        (1,448)         -
    Purchase of treasury stock                     (2,531)      (282)
                                                 --------   --------
                Cash provided by (used in)
                  financing activities              2,982     (2,572)
                                                 --------   --------
Cash used in all activities                        (1,394)   (17,545)
Cash and cash equivalents, beginning
  of period                                        19,859     49,142
                                                 --------   --------
Cash and cash equivalents, end of period         $ 18,465   $ 31,597
                                                 ========   ========

See accompanying notes to condensed consolidated financial statements.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)




1. Basis of Presentation

    The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1996, and for all interim periods presented. All adjustments are normal recurring accruals.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1995 audited consolidated financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 (No. 333-5413), as amended (the "Registration Statement"), covering the Company's initial public offering of common stock. The results of operations for the period ended September 30, 1996, are not necessarily indicative of the operating results to be achieved for the full year.

2. Compensation Charge

    Compensation from changes in redemption value of common stock, as described in the Registration Statement, is, in the three-month period ended September 30, 1996, a stock-based, non-cash compensation charge for the difference between the maximum redemption value of shares subject to redemption under the Company's employee stock ownership plans and the initial public offering price.

3. Initial Public Offering

    An initial public offering of the Company's common stock was completed in August 1996 with the sale of 5,490,500 shares of common stock, consisting of 525,980 newly issued shares resulting in net proceeds to the Company of $4,892 before offering costs and 4,964,520 shares sold by a stockholder of the Company for which the Company did not receive any proceeds. Subsequent to the initial public offering, there are 14,385,980 shares of common stock outstanding.

    In July 1996, prior to the initial public offering, all 362,000 shares of the $100 redeemable preferred stock of the Company outstanding were converted into common stock of the Company at a conversion rate of 30 shares of common stock for each share of preferred stock.

4. Contingencies, Commitments and Other Circumstances

    The Company provides construction, engineering and specialty services to the oil and gas industry. The Company's principal markets are currently Africa, Asia, the Middle East, South America and the United States. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency fluctuations, expropriation of assets, civil uprisings and riots, instability of government and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying condensed consolidated financial statements. Based upon the advice of knowledgeable professionals in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which it operates, management believes the Company has followed the current practices in those countries; however, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future. The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism.

    The Company has the usual liability of contractors for the completion of contracts and the warranty of its work. Where work is performed through a joint venture, the Company also has possible liability for the contract completion and warranty responsibilities of its joint venturers. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

    Certain post contract completion audits and reviews are being conducted by clients andor government entities. While there can be no assurance that claims will not be received as a result of such audits and reviews, management does not believe a legitimate basis for any material claims exists. At the present time it is not possible for management to estimate the likelihood of such claims being asserted or, if asserted, the amount or nature thereof.

5. Subsequent Event

    In October 1996, the Company granted stock options to purchase 444,000 shares of common stock, in the aggregate, to certain key employees under the Company's 1996 Stock Plan. The options, which are exercisable at prices of $8.67 per share or $9.125 per share, vest over a period beginning in October 1996, and ending in January 1999. In addition, options to purchase 37,000 shares of common stock, in the aggregate, exercisable at prices of $9.125 per share or $10.00 per share, were granted to non-employee directors under the Company's Director Stock Plan.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

    The Company derives its revenues from providing construction, engineering and specialty services to the oil and gas industry and government entities worldwide. The Company obtains contracts for its work primarily by competitive bidding or through negotiations with long standing clients. Bidding activity, backlog and revenues resulting from the award of contracts to the Company may vary significantly from period to period.

   Revenues from fixed-price construction and engineering contracts are recognized on the percentage-of-completion method. Under this method, estimated contract revenues are accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Generally, the Company does not recognize income until a contract is approximately 10% complete. Costs which are considered to be reimbursable are excluded before the percentage-of-completion calculation is made. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenues from unit-price contracts are recognized as earned. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is assured.

    The Company derives its revenues from contracts with durations from a few weeks to several months and sometimes years. Unit-price contracts provide relatively even quarterly results; however, major projects are usually fixed-price contracts that may result in uneven quarterly results due to the method by which revenues are recognized. These financial factors, as well as external factors such as weather, client needs, labor, government regulation and politics may affect the progress of a project's completion and the timing of revenue recognition. The Company believes that its operating results should be evaluated over a sufficiently long time horizon over which major contracts in progress are completed and change orders, extra work, variations in the scope of work and claims are negotiated and realized.

Backlog

     Backlog is the Company's anticipated revenue from the uncompleted portions of existing contracts. The Company includes anticipated revenues from a contract in its backlog at such time as the contract is awarded or a firm letter of commitment is obtained. Anticipated revenues from contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, are not added to backlog until realization is assured.

    Company backlog was $92.2 million at September 30, 1996. Additions to backlog during the three months ended September 30, 1996, included $23.1 million in engineering services, $15.6 million for the construction of an offshore loading and storage facility, and $15.2 million in other construction and specialty services. Backlog was reduced by contract revenues recognized as a result of work performed on various contracts and contract adjustments during the three months ended September 30, 1996. Company backlog was $85.7 million at June 30, 1996.

Results of Operations

   Three Months Ended September 30, 1996, Compared to Three Months Ended September 30, 1995

    Contract revenues decreased to $47.4 million for the three months ended September 30, 1996, from $57.0 million for the comparable period in 1995. The $9.6 million (17%) decrease is primarily attributable to a decrease in construction services in the United States.

    Contract cost decreased to $34.5 million for the three months ended September 30, 1996, from $44.1 million for the comparable period in 1995. The $9.6 million (22%) decrease is primarily attributable to a decrease in construction services in the United States.

    Depreciation and amortization expense decreased to $3.6 million for the three months ended September 30, 1996, from $4.0 million for the comparable period in 1995, due primarily to certain assets becoming fully depreciated.

    Operating income decreased to a loss of $1.5 million for the three months ended September 30, 1996, from income of $2.4 million for the comparable period in 1995, primarily due to an increase in non-cash compensation expense of $4.4 million.

    Other - net decreased to expense of $.1 million for the three months ended September 30, 1996, from income of $.8 million for the comparable period in 1995, due primarily to a decrease in foreign exchange gains.

    The provision for income tax decreased to $.4 million for the three months ended September 30, 1996, from $.8 million for the comparable period in 1995, due to a reduction in previous estimates of income taxes in certain countries.

   Nine Months Ended September 30, 1996, Compared to Nine Months Ended September 30, 1995
    Contract revenues increased to $149.9 million for the nine months ended September 30, 1996, from $132.1 million for the comparable period in 1995. The $17.8 million (13%) increase is primarily attributable to (a) a $21.9 million increase in contract revenues in Asia due to engineering, material procurement and construction services related to a 16-18 inch, 225 mile (365 kilometer) pipeline and four pump stations in Pakistan; (b) a $9.1 million increase in contract revenues in Africa related to construction of a 20 inch gas pipeline river crossing and related facilities and specialty services associated with construction of swamp flow lines, flowline leak repair, dredging and material procurement in Nigeria; offset by (c) a $10.9 million decrease in contract revenues in North America due to reduced material procurement and construction services in the United States.

    Contract cost increased to $110.9 million for the nine months ended September 30, 1996, from $98.4 million for the comparable period in 1995. The $12.5 million (13%) increase is primarily attributable to (a) a $24.6 million increase in contract cost in Asia due to engineering, material procurement and construction services in Pakistan; (b) a $4.6 million increase in contract cost in Africa associated with construction and specialty services in Nigeria; offset by (c) a $12.8 million decrease in contract cost in North America due to reduced material procurement and construction services in the United States; and (d) a $3.8 million decrease in contract cost in South America due to reduced construction activity in Venezuela.

   Depreciation and amortization expense decreased to $10.2 million for the nine months ended September 30, 1996, from $11.3 million for the comparable period in 1995, due primarily to certain assets becoming fully depreciated.

    General and administrative expense increased to $19.5 million for the nine months ended September 30, 1996, from $18.7 million for the comparable period in 1995, due primarily to increased costs associated with the increased level of activity in Asia.

    Operating income decreased to $3.2 million for the nine months ended September 30, 1996, from $3.3 million for the comparable period in 1995. The $.1 million (3%) decrease is due to (a) an increase in non-cash compensation expense of $5.8 million; (b) a $3.8 million decrease in operating income in Asia primarily due to recognition of unrecovered costs associated with delays on the project in Pakistan; offset by (c) a $4.6 million increase in operating income in South America due to increased specialty services in Venezuela; and (d) a $4.5 million increase in operating income in Africa related to increased construction and specialty services in Nigeria.

    Interest - net decreased to an expense of $.2 million for the nine months ended September 30, 1996, from income of $.3 million for the comparable period in 1995, due primarily to a decrease in interest income on short-term investments.

   Minority interest expense increased to $1.6 million for the nine months ended September 30, 1996, from $1.0 million for the comparable period in 1995, due to increased operations in jointly owned companies in certain work countries.

    Other - net decreased to income of $.7 million for the nine months ended September 30, 1996, from $1.2 million for the comparable period in 1995, due primarily to a decrease in foreign exchange gains.

Liquidity and Capital Resources

    The Company's primary requirements for capital are to fund the acquisition, upgrade and maintenance of its equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects and establish a presence in countries where the Company perceives growth opportunities. For the nine month period ended September 30, 1996, the Company met its cash requirements primarily from operating cash flows.

    Cash and cash equivalents decreased to $18.5 million at September 30, 1996, from $19.9 million at December 31, 1995. The $1.4 million (7%) decrease is primarily due to a $3.0 million increase in working capital (excluding cash and cash equivalents and notes payable) and $15.4 million in net capital expenditures for property, equipment and spare parts, offset by $16.9 million of cash flow from operations.

    The Company has a $100 million line of credit under a credit agreement with several financial institutions and Bank of America National Trust and Savings Association, as agent. This credit agreement provides a revolving credit facility and a standby and commercial letter of credit facility. At September 30, 1996, there were no borrowings or financial letters of credit outstanding, commercial letters of credit outstanding totaled $2.7 million, and standby letters of credit outstanding totaled $30.4 million, leaving $66.9 million available under this facility. The Company is currently in compliance with all of the terms of the credit agreement.

    The Company has credit facilities in certain countries outside the United States. At September 30, 1996, there were $4.6 million of borrowings under these lines, in the form of short-term notes and overdrafts at competitive local interest rates.

    The Company believes that cash flow from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through the duration of the current credit agreement, which expires in October 1997. The Company is in the process of negotiating a new credit agreement.

PART 2.                OTHER INFORMATION



Item 1. Legal Proceedings

  Not applicable


Item 2. Changes in Securities

  Not applicable


Item 3. Defaults upon Senior Securities

  Not applicable


Item 4. Submission of Matters to a Vote of Security Holders

     The Company's 1996 Annual Meeting of Stockholders (the "Annual Meeting") was held on July 25, 1996, in Panama City, Panama. There were present at the Annual Meeting, in person or by proxy, stockholders holding 3,265,250 shares of the capital stock of the Company, or 97.1% of the total stock outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, the stockholders of the Company unanimously elected the following individuals as directors of the Company to serve in the class and for the term indicated.

              Director         Class            Term
            Melvin F. Spreitzer  I            1996 - 1997
            Peter A. Leidel      I            1996 - 1997
            Bryan H. Lawrence    II           1996 - 1998
            Larry J. Bump       III           1996 - 1999
            Guy E.Waldvogel     III           1996 - 1999

  The stockholders also considered and unanimously approved (a) a form of indemnification agreement between the Company and each of its directors and (b) an Amended and Restated Articles of Incorporation.

Item 5. Other Information

  Not applicable


Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits:
            11  -      Calculation of Income (Loss) Per Common  and
                       Common Equivalent Share.
            27  -      Financial Data Schedule.

  (b)   Reports on Form 8-K

         There were no current reports on Form 8-K filed during the three months ended September 30, 1996.

                             SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WILLBROS GROUP, INC.


Date: November 12 , 1996           By:/s/ Melvin F. Spreitzer
                                        ---------------------
                                         Melvin F. Spreitzer
                                      Executive Vice President,
                                      Chief Financial Officer,
                                          and Treasurer

                            EXHIBIT INDEX



The following documents are included as exhibits to this Form 10-Q.



Exhibit
Number                            Description
-------       ----------------------------------------------------
  11.         Computation of Income (Loss) Per Common and Common
              Equivalent Share.

  27.         Financial Data Schedule.