Form 10-K405
period 1996-12-31
WILLBROS GROUP INC
filed 1997-03-31
CIK 895450

=============================================================================
=============================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                        ________________

                            FORM 10-K
 (Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----    SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1996

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ----    THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from----------------- to----------------

                 Commission file number 1-11953

                      Willbros Group, Inc.
     (Exact name of registrant as specified in its charter)

    Republic of Panama                       98-0160660
(Jurisdiction of incorporation)  (I.R.S. Employer Identification Number)

                 Edificio Torre Banco Germanico
               Calle 50 y 55 Este, Apartado 850048
                  Panama 5, Republic of Panama
                 Telephone No.: (50-7) 263-9282
  (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

   Securities registered pursuant to Section 12(b) of the Act:
                                       Name of each exchange
       Title of each class              on which registered
      ----------------------            -------------------------
   Common stock, $.05 Par Value       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements   for   the   past   90   days.   Yes X   No
                                                  ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                                ---

    As of March 17, 1997, 14,385,980 shares of the Registrant's
Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately
$80,762,825.

               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated by reference into Parts I and II of this Form 10-K.

    Portions of the Registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held May 2, 1997, are incorporated by reference into Part III of this Form 10-K.

===============================================================
===============================================================
                      WILLBROS GROUP, INC.

                            FORM 10-K

                  YEAR ENDED DECEMBER 31, 1996

                        TABLE OF CONTENTS

                                                             Page
                                                            -----
                             PART I
Items 1.
  and 2.  Business and Properties                             4

 Item 3.  Legal Proceedings                                  23

 Item 4.  Submission of Matters to a Vote of
          Security-Holders                                   23

 Item 4A. Executive Officers of the Registrant               23

                             PART II

 Item 5.  Market for Registrant's Common Equity
          and Related Stockholder Matters                    26

 Item 6.  Selected Financial Data                            26

 Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations      26

 Item 8.  Financial Statements and Supplementary Data        26

 Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             26

                            PART III

 Item 10. Directors and Executive Officers of
          the Registrant                                     26

 Item 11. Executive Compensation                             26

 Item 12. Security Ownership of Certain Beneficial
          Owners and Management                              27

 Item 13. Certain Relationships and Related Transactions     27

                             PART IV

 Item 14. Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K.                           27

 Signatures                                                  30

                   "Forward-Looking" Statements


  For purposes of the Private Securities Litigation Reform Act of 1995, statements in this Form 10-K that are not historical in nature are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that the Company's current financial goals and other business objectives will be achieved. Actual results may differ materially from those currently anticipated if the timely award of one or more projects is not achieved, if project cost and scheduled targets are exceeded, if cost recoveries from projects completed or in progress are not realized within a reasonable period after completion of the relevant project, if suitable acquisition targets cannot be identified or acquired on reasonable terms, if the demand for energy diminishes or if political circumstances impede the progress of work. For a discussion of additional factors that may affect such results, see Management's Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference from pages 19 to 22 of the Company's 1996 Annual Report to Stockholders. The Company undertakes no obligation to update publicly any forward-looking statement, whether as a results of new information, future events or otherwise.

                             PART I


Items 1 and 2. Business and Properties

General

  Willbros Group, Inc. (the "Company") is one of the leading independent contractors serving the oil and gas industry, providing construction services, engineering services and specialty services to industry and government entities worldwide. The Company places particular emphasis on projects in developing countries where the Company believes its experience gives it a competitive advantage. The Company's construction services include the building and replacement of major pipelines and gathering systems, flow stations, pump stations, gas compressor stations, gas processing facilities and oil and gas production facilities; and the construction of piers, dock facilities and bridges. The Company's engineering services include feasibility studies; conceptual and detailed design; field services; material procurement; and overall project management. The Company's specialty services include dredging; pipe coating; pipe double jointing; removal and installation of flowlines; the fabrication and installation of concrete piles and platforms; maintenance and repair of pipelines, stations and facilities; pipeline rehabilitation; and transport of oilfield equipment, rigs and vessels.

  The Company provides its services through a large fleet of equipment comprised of, among other things, marine vessels, barges, dredges, pipelaying equipment, heavy construction equipment, transportation equipment and camp equipment. The Company's equipment fleet is supported by warehouses of spare parts and tools which are located to maximize availability and minimize cost.

  The Company obtains contracts for its work primarily by competitive bidding or through negotiations with long-standing clients. In evaluating bid opportunities, the Company considers such factors as the client, the geographic location and the difficulty of the work, the Company's current and projected workload, including the availability of personnel and Company owned equipment, the likelihood of additional work, the project's cost and profitability estimates and the Company's competitive advantage relative to other likely bidders.

  The Company traces its roots to the construction business of Williams Brothers Company, founded in 1908. Through successors to that business, Willbros has completed many landmark projects around the world, including the "Big Inch" and "Little Big
Inch" War Emergency Pipelines (1942-44), the Mid-America
Pipeline (1960), the TransNiger Pipeline (1962-64), the Trans-Ecuadorian Pipeline (1970-72), the northernmost portion of the Trans-Alaskan Pipeline System (1974-76), the All American Pipeline System (1984-86), Colombia's Alto Magdalena Pipeline System (1989-90) and a portion of the Pacific Gas Transmission System expansion (1992-93). Willbros has been involved in nine of the ten largest gas pipeline projects undertaken in the United States since 1988. See "Willbros Milestones."

  Over the years, Willbros has been employed by more than 400 clients to carry out work in over 50 countries. Within the past 10 years, Willbros has worked in Africa, Asia, the Commonwealth of Independent States ("C.I.S."), the Middle East, North America and South America. Willbros' relatively steady base of ongoing construction, engineering and specialty services operations in Nigeria, Oman, the United States and Venezuela has been enhanced by major construction and engineering projects in Abu Dhabi, Colombia, Ecuador, Egypt, Gabon, Indonesia, Kuwait, Morocco, Nigeria, Oman, Pakistan and the United States.

  Representative clients (or affiliates of clients) of the Company include the Caspian Pipeline Consortium (see "Geographic Regions-C.I.S."); Royal Dutch Shell; Asamera (Overseas) Limited; Bilfinger & Berger; Chevron Corp.; Kuwait Oil Company; U.S. Army; Pacific Gas & Electric; Petroleum Development Oman; Enron Corp.; Petroleos de Venezuela S.A. ("PDVSA"); Occidental Petroleum; PanEnergy Corp; Great Lakes Gas Transmission Company; E.N.I.; Nigerian National Petroleum Corporation ("NNPC"); and the Pak-Arab Refinery, Ltd. ("PARCO"). Private sector clients such as Shell have historically accounted for the majority of the Company's revenues. Government entities and
                                4
agencies, such as Kuwait Oil Company, the U.S.
Army, and PDVSA, have accounted for the remainder. Much of the Company's success depends on developing and maintaining relationships with certain major clients and obtaining a share of contracts from such clients. Ten clients were responsible for 82% of the Company's total revenues in 1996 (78% in 1995 and 69% in 1994). Operating units of Royal Dutch Shell accounted for 33% of the Company's total revenues in 1996 (32% in 1995 and 29% in 1994).

  The Company maintains its headquarters at Edificio Torre Banco Germanico, Calle 50 y 55 Este, Panama 5, Republic of Panama; its telephone number is (50-7) 263-9282. Administrative services for the Company are provided by Willbros USA, Inc., which is located at 2431 East 61st Street, Suite 700, Tulsa, Oklahoma 74136-1267; its telephone number is (918) 748-7000.


Current Market Conditions

  Relatively high crude oil and natural gas prices have resulted in correspondingly strong levels of current and projected capital expenditures by oil and gas companies to explore for and produce oil and gas reserves. Accordingly, many significant natural gas, crude oil and petroleum products pipeline projects and LNG projects, together with ancillary construction and other associated projects, are being undertaken, particularly in developing countries or regions where energy infrastructure spending has lagged.

  The Company believes that certain of these projects will meet its bidding criteria, and that the Company's worldwide pipeline construction, engineering and specialty services experience place it in an advantageous position to compete for such projects. The Company has approximately 40 bids outstanding with respect to potential contract awards in Cameroon, Chad, Egypt, Georgia, Indonesia, Mexico, Nigeria, Oman, Russia, the United States and Venezuela. The Company is currently preparing bids with respect to potential contract awards in Bolivia, Brazil, Georgia, Indonesia, Nigeria, Oman, Russia, the United States and Venezuela. Finally, the Company expects to prepare and submit bids with respect to certain other potential construction and engineering projects in Africa, Asia, the C.I.S., the Middle East, North America and South America during 1997.


Business Strategy

  The Company seeks to maximize shareholder value by a growth strategy which encompasses geographic expansion, strategic alliances, acquisitions and quality improvement, while maintaining a strong balance sheet. In pursuing this strategy, the Company relies on its competitive advantage in completing logistically complex and technically difficult projects in remote areas with difficult terrain and harsh climatic conditions. The Company also relies on its experienced multinational work force of approximately 3,700 employees, of whom more than 80% are citizens of the respective countries in which they work.

  Geographic Expansion.   The Company's objective is to maintain
its presence in regions where it has previously developed a strong base of operations, such as Africa, the Middle East, North America and South America, and to establish a presence in additional strategically important locations, such as Russia, Pakistan, Indonesia, Egypt and Brazil. In pursuing this strategy, the Company seeks to identify a limited number of long-term niche markets in which the Company can outperform the competition and establish an advantageous position.

  Strategic Alliances.   The Company seeks to establish strategic
alliances with companies whose resources, skills and strategies are complementary to and are likely to enhance the Company's business opportunities, including the formation of joint ventures and consortia to achieve competitive advantage and share risks. Such alliances have already been established in Australia, Bolivia, Brazil, Cameroon, Chad, Georgia, Indonesia, Malaysia, Mexico, Russia, Thailand, the United States and Venezuela. As an example of this strategy, the Company has entered into a Joint Development Agreement with a unit of British Gas plc to promote the utilization of an epoxy-filled pipeline repair sleeve developed by British Gas and offer a
                                5
full range of pipeline rehabilitation services to the oil and gas industry, including assessment and rehabilitation construction services. As a related strategy, the Company may decide to make an equity investment in a project in order to enhance its competitive position and/or maximize project returns.

  Acquisitions.   The Company seeks to identify and acquire
companies which complement its business strategy. For example, in 1994 the Company acquired Construcciones Acuaticas Mondiales, S.A. ("CAMSA"). CAMSA operates in the Lake Maracaibo area of Venezuela and its primary expertise is in marine construction and the fabrication and installation of concrete piles and platforms for offshore projects. The Company continues to evaluate acquisition candidates that offer growth opportunities and the ability to complement the Company's resources and capabilities.

  Quality Improvements.   The Willbros quality program is
designed to meet the specific needs to its customers through continuous improvement of all its business processes, at the same time improving competitiveness and profitability. One important aspect of the quality program is to obtain ISO 9000 certification for key operating subsidiaries. ISO 9000 is an internationally recognized verification system for quality management overseen by the International Standards Organization based in Geneva, Switzerland. The ISO 9000 certification is important to the Company's international operations in that in recent years such certification has been made a criterion for prequalification of contractors by certain potential clients, and this trend is expected to continue. The certification process involves a rigorous review and audit of the Company's management processes and quality control procedures. During 1996, five of the Company's subsidiaries achieved ISO 9000 certification.

  Conservative Financial Management.   The Company emphasizes the
maintenance of a conservative balance sheet in order to finance the development and growth of its business. The Company also seeks to obtain contracts that are likely to result in recurring revenues in order to mitigate the cyclical nature of its construction and engineering businesses. For example, the Company generally seeks to obtain specialty services contracts of more than one year in duration. Additionally, the Company acts to minimize its exposure to currency fluctuations through the use of U.S. dollar-denominated contracts, by limiting payments in local currency to approximately the amount of local currency expenses, and otherwise by hedging activities such as purchasing forward exchange contracts.


Willbros Background

  The Company is the successor to the pipeline construction business of Williams Brothers Company which was started in 1908 by Miller and David Williams. In 1949, the business was reconstituted and acquired by the next generation of the Williams family. The resulting enterprise eventually became The Williams Companies, Inc., a major U.S. interstate natural gas and petroleum products pipeline company (''Williams'').

  In 1975, Williams elected to discontinue its pipeline construction activities and, in December 1975, sold substantially all of the non-U.S. assets and entities comprising its pipeline construction division to a newly formed Panama corporation (eventually renamed ''Willbros Group, Inc.'') owned by employees of the division. In 1979, Willbros Group, Inc. retired its debt incurred in the acquisition by selling a 60% equity stake to Heerema Holding Construction, Inc. ("Heerema"). In 1986, Heerema acquired the balance of Willbros Group, Inc., which then operated as a wholly owned subsidiary of Heerema until April 1992.

  In April 1992, Heerema sold Willbros Group, Inc. to a corporation formed December 31, 1991, in the Republic of Panama by members of the Company's management, certain private investment partnerships managed by Dillon, Read & Co., Inc.
("Dillon Read") and persons related to Dillon Read and Heerema. Subsequently, the original Willbros Group, Inc.
was dissolved into the acquiring corporation which was renamed ''Willbros Group, Inc.''

  In August 1996, the Company sucessfully completed an initial public offering of its common stock.
                                6

  The term "Willbros," as used herein, includes the Company, the original Willbros Group, Inc. and their predecessors in the pipeline construction business, as described above. All references in this Form 10-K to the "Company" refer to Willbros
Group, Inc. ("WGI") and its consolidated subsidiaries.


Willbros Milestones

  The following are selected milestones which Willbros has achieved:

1939 Executed its first international pipeline project in Venezuela.

1942-44  Principal contractor on the "Big Inch" and "Little
         Big Inch" War Emergency Pipelines which delivered U.S.
         Gulf Coast crude oil to the Eastern Seaboard.

1947-48  Built the 370 mile (600 kilometer) Camiri to Sucre and
         Cochabamba crude oil pipeline in Bolivia.

1951 Completed the 400 mile (645 kilometer) western segment of the Trans-Arabian Pipeline System in Jordan, Syria and Lebanon.

1954-55 Built Alaska's first major pipeline system, consisting of 625 miles (1,000 kilometers) of petroleum products pipeline, housing, communications, two tank farms, five pump stations and marine dock and loading facilities.

1956-57 Led a joint venture which constructed the 335 mile (535 kilometer) southern section of the Trans-Iranian
         Pipeline, a products pipeline system extending from Abadan to Tehran.

1958 Constructed pipelines and related facilities for the world's largest oil export terminal at Kharg Island, Iran.

1960 Built the first major liquified petroleum gas pipeline system, the 2,175 mile (3,480 kilometer) Mid-America Pipeline in the United States, including six delivery terminals, two operating terminals, 13 pump stations, communications and cavern storage.

1962 Began operations in Nigeria with the commencement of construction of the TransNiger Pipeline, a 170 mile
         (275 kilometer) crude oil pipeline.

1964-65 Built the 390 mile (625 kilometer) Santa Cruz to Sica Sica crude oil pipeline in Bolivia. The highest altitude reached by this line is 14,760 feet (4,500 meters) above sea level, which management believes is higher than the altitude of any other pipeline in the world.

1965 Began operations in Oman with the commencement of construction of the 175 mile (280 kilometer) Fahud to Muscat crude oil pipeline system.

1967-68 Built the 190 mile (310 kilometer) Orito to Tumaco crude oil pipeline in Colombia, one of five Willbros crossings of the Andes mountains, a project notable for the use of helicopters in high altitude construction.

1969 Completed a gas gathering system and 105 miles (170 kilometers) of 42 inch trunkline for the Iranian Gas
         Trunkline Project (IGAT) in Iran to supply gas to the USSR.

1970-72 Built the Trans-Ecuadorian Pipeline, consisting of 315 miles (505 kilometers) of 20 and 26 inch pipeline, seven pump stations, four pressure reducing stations and six storage tanks.

1974-76  Led a joint venture which built the northernmost 225 miles (365 kilometers) of the Trans-Alaskan Pipeline
         System.
                                7

1974-76 Led a joint venture which constructed 290 miles (465 kilometers) of pipeline and two pump stations in the inaccessible western Amazon basin of Peru.

1974-79  Designed and engineered the 500 mile (795 kilometer)
         Sarakhs-Neka gas transmission line in northeastern
         Iran.

1976-79 Acted as technical leader of a consortium which designed and supplied six modularized gas compressor stations totaling 726,000 horsepower for the 56 inch Urengoy to Chelyabinsk gas pipeline system in western Siberia.

1982-83 Built the Cortez carbon dioxide pipeline system in the southwestern United States, consisting of 505 miles
         (815 kilometers) of 30 inch pipe.

1984-86  Through a joint venture, constructed the All American
         Pipeline System, a 1,240 mile (1,995 kilometer) 30 inch heated pipeline, including 23 pump stations, in the southwestern United States.

1984-95 Developed and furnished a rapid deployment fuel pipeline distribution and storage system for the U.S. Army which was used extensively and successfully in Saudi Arabia during Operation Desert Shield/Desert Storm in 1990/1991 and in Somalia during 1993.

1985-86 Built a 185 mile (300 kilometer) 24 inch crude oil pipeline from Ayacucho to Covenas in Colombia.

1987     Rebuilt 25 miles (40 kilometers) of the Trans-
         Ecuadorian crude oil pipeline within six months after major portions were destroyed by an earthquake.

1988-92 Performed the project management, engineering, procurement and field support services to expand the Great Lakes Gas Transmission System in the northern United States. The expansion involved modifications to 13 compressor stations and the addition of 660 miles (1,060 kilometers) of 36 inch pipeline in 50 separate loops.

1989-90 Built the Alto Magdalena Pipeline System in Colombia, consisting of 250 miles (400 kilometers) of 20 inch crude oil pipeline, one pump station and a tank farm.

1989-92 Provided pipeline engineering and field support services for the Kern River Gas Transmission System, a
         36 inch pipeline project extending over 685 miles
         (1,100 kilometers) of desert and mountains from Wyoming to California in the United States.

1992-93 Rebuilt oil field gathering systems in Kuwait as part of the post-war reconstruction effort.

1992-93 Built 150 miles (240 kilometers) of a 42 inch pipeline in Oregon to expand the Pacific Gas Transmission
         System.

1992-94 Resumed activities in the C.I.S. Selected to develop export pipeline system for Caspian Pipeline Consortium from Tengiz field in Kazakstan to Black Sea oil terminal at Novorossiysk, Russia, and established a representative office and joint stock company in Russia.

1994 Re-entered the Venezuela oil service market through the acquisition of CAMSA.

1995 Entered into a cooperation agreement with a Japanese trading company providing for the joint development of projects in selected markets in Southeast Asia and established an office in Jakarta, Indonesia, to pursue major projects in the region.
                                8

1995-97 Carrying out two contracts in Pakistan for construction, material procurement and engineering of the MFM Pipeline Extension Project, which consists of 225 miles (365 kilometers) of 18 inch and 16 inch multi-product pipeline and related facilities.

1996     Launched a formal quality program and received ISO
         Certification of five operating companies.

1996 Listed shares in an initial public offering of common stock on tThe New York Stock Exchange under the symbol
         "WG".

1996 Began design work on an EPC contract with Asamera (Overseas) Limited to construct pipelines, flowlines and related facilities for the Corridor Block Gas Project located in southern Sumatra, Indonesia.


Lines of Business

  The Company operates in a single industry segment, primarily providing contract services to the oil and gas industry. The main lines of business within this segment include construction, engineering and specialty services.


 Construction Services

  The Company is one of the most experienced contractors serving the oil and gas industry. The Company's construction capabilities include the expertise to construct and replace large diameter cross-country pipelines; to construct oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities and other related facilities; and to construct piers, docks and bridges.

  Pipeline Construction.   World demand for pipelines results
from the need to move millions of barrels of crude oil and petroleum products and billions of cubic feet of natural gas to refiners, processors and consumers each day. Pipeline construction is capital intensive, and the Company owns, operates and maintains a fleet of specialized equipment necessary for it to engage in the pipeline construction business. The Company focuses on pipeline construction activity in remote areas and harsh climates where it believes its experience gives it a competitive advantage. Willbros believes that it has constructed more miles of pipeline than any other private sector company.

  The construction of a cross country pipeline involves a number of sequential operations along the designated pipeline right-of-way. These operations are virtually the same for all overland pipelines, but personnel and equipment may vary widely depending upon such factors as the time required for completion, general climatic conditions, seasonal weather patterns, the number of road crossings, the number and size of river crossings, terrain considerations, extent of rock formations, density of heavy timber and amount of swamp. Construction often involves separate crews to perform the following different functions: clear the right-of-way; grade the right-of-way; excavate a trench in which to bury the pipe; haul pipe to intermediate stockpiles from which stringing trucks carry pipe and place individual lengths (joints) of pipe alongside the ditch; bend pipe joints to conform to changes of direction and elevation; clean pipe ends and line up the succeeding joint; perform various welding operations; non-destructively inspect welds; clean pipe and apply anti-corrosion coatings; lower pipe into the ditch; backfill the ditch; bore and install highway and railroad crossings; drill, excavate or dredge and install pipeline river crossings; tie in all crossings to the pipeline; install mainline valve stations; conduct pressure testing; install cathodic protection system; and perform final clean up.

  Special equipment and techniques are required to construct pipelines across wetlands. From a launching station on dry land, a section of several joints of pipe which have been welded together may be pushed into a flooded ditch. By securing floaters to the pipe it is possible to float the pipe. The next section
                                9
is then welded to the end of the previous section, after which it is pushed into the flooded ditch. The same method can be used from a properly secured and anchored barge. Another specialized swamp pipe laying technique is to lay the pipe from a lay barge which moves along the right of way, laying one joint at a time; each joint is aligned and welded, and the weld non-destructively inspected and coated before being lowered in. The Company uses swamp pipelaying methods extensively in Nigeria, where most of its construction operations are carried out in the Niger River delta. In addition to primary equipment such as laybarges, dredges and swamp backhoes, the Company has a substantial investment in support vessels, including tugboats, barges, supply boats, and houseboats, which are required in order to maintain a capability in swamp pipeline construction.

  Station Construction.   Oil and gas companies require various
facilities in the course of producing, processing, storing and moving oil and gas. The Company is experienced and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. The Company is capable of building such facilities onshore, offshore or in swamp locations. The construction of station facilities, while not nearly as capital intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options, and in countries where the importation process is difficult. Willbros' capabilities have been enhanced by its experience in dealing with such challenges in numerous countries around the world.

  Marine Construction.   The Company constructs and installs
fixed drilling and production platforms in Venezuela, primarily in Lake Maracaibo. Because of the extremely corrosive conditions, concrete, rather than steel, piling is driven deep into the lakebed to support such platforms. The Company is also capable of building bridges, docks, jetties and mooring or breasting dolphins. The Company's marine fleet includes pile driving barges, derrick barges and other vessels which support marine construction operations.

  Construction services contributed 21%, 31% and 29%, respectively, of the Company's contract revenues in 1996, 1995 and 1994.


 Engineering Services

  The Company provides engineering, project management and material procurement services to the oil and gas industry and government agencies. To complement its engineering services, the Company also provides a full range of field services, including surveying, right-of-way acquisition, material receiving and control, construction inspection and facilities startup assistance. Such services are furnished to a number of oil and gas industry and government clients on a stand-alone basis; and, in addition, are provided as part of engineering, procurement and construction contracts undertaken by the Company.

  The Company specializes in providing engineering services to assist clients in constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities and field gathering and production facilities. Through experience, the Company has developed expertise in addressing the unique engineering issues involved with pipeline systems and associated facilities to be installed where climatic conditions are extreme, where areas of environmental sensitivity must be crossed, where fluids which present extreme health hazards must be transported and where fluids which present technical challenges regarding material selection are transported.

  Climatic Constraints.   In the design of pipelines and
associated facilities to be installed in harsh environments, special provisions for metallurgy of materials and foundation design must be addressed. The Company is experienced in designing pipelines for arctic conditions, where permafrost and extremely low temperatures are prevalent, and for desert conditions, mountainous terrain and swamp.

  Environmental Impact of River Crossings.   The Company has
considerable capability in designing pipeline crossings of rivers and streams in such a way as to minimize environmental impact. The Company possesses expertise to determine the optimal crossing techniques (e.g., open cut, directionally drilled or overhead) and to develop site specific construction methods to minimize bank erosion,
                               10
sedimentation and other environmental impacts.

  Seismic Design and Stress Analysis.   Company engineers are
experienced in seismic design of pipeline crossings of active faults and areas where liquefaction or slope instability may occur due to seismic events. They also carry out specialized stress analyses of piping systems that are subjected to expansion and contraction due to temperature changes, as well as loads from equipment and other sources.

  Hazardous Materials.   Special care must be taken in the design
of pipeline systems transporting sour gas. Sour gas presents not only challenges regarding personnel safety (hydrogen sulfide leaks can be extremely hazardous), but material must be specified to withstand extremely corrosive conditions.

  Hydraulics Analysis for Fluid Flow in Piping Systems.   The
Company employs engineers with the specialized knowledge necessary to address properly the effects of both steady state and transient flow conditions for a wide variety of fluids transported by pipelines (natural gas, crude oil, refined petroleum products, natural gas liquids, carbon dioxide and water). This expertise is important in optimizing the capital costs of pipeline projects where pipe material costs typically represent a significant portion of total project capital costs.

  Natural Gas Transmission Systems.   The expansion of the
natural gas transportation network in the United States in recent years has been a major contributor to the engineering business of the Company. The Company believes it has established a strong position as a leading supplier of engineering services to natural gas pipeline transmission companies in the United States. Since 1988, Willbros has provided, or is providing, engineering services for seven major natural gas pipeline projects in the United States, totaling more than 3,300 miles (5,400 kilometers) of large diameter pipe for new systems and expansions of existing systems. During this same period, Willbros was also the engineering contractor for 15 compressor stations (or additions to existing stations) for six clients.

  Liquids Pipelines and Storage Facility Design.   Since the
1970's, when Willbros engineered a number of crude oil and refined petroleum products systems in the United States, Colombia, Nigeria, Iran and Peru, Willbros has become recognized for its expertise in the engineering of systems for the storage and transportation of petroleum products and crude oil. More recently, the Company has been responsible for the engineering of a major expansion of a products pipeline system in the United States, involving 395 miles (640 kilometers) of pipeline in New Mexico and Texas. Currently, the Company is providing project management, engineering and field services for a major expansion of a crude oil system in Wisconsin and Illinois, involving over 450 miles (725 kilometers) of large diameter pipeline to serve the upper midwest refineries with Canadian crude oil.

  U.S. Government Services.   Since 1981, Willbros has
established its position with U.S. government agencies as a leading engineering contractor for jet fuel storage and aircraft fueling facilities, having performed the engineering for major projects at seven U.S. military bases including three air bases outside the U.S. The award of these projects was based on contractor experience and personnel qualifications.

  Design of Peripheral Systems.   The Company's expertise extends
to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings.

  Material Procurement.   Because material procurement plays such
a critical part in the success of any project, the Company maintains an experienced staff to carry out material procurement activities. Material procurement services are provided to clients as a complement to the engineering services performed for a project. On engineering, procurement and construction contracts undertaken by the Company, material procurement is especially critical to the timely completion of construction. The Company maintains a computer-based material procurement, tracking and control system, which utilizes software enhanced to meet the Company's specific requirements.
                               11

  Engineering services contributed 30%, 15% and 23%, respectively, of the Company's contract revenues in 1996, 1995 and 1994.


 Specialty Services

  The Company provides a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines. Frequently, such services require the utilization of special equipment which is costly and requires operating expertise. Due to the initial equipment cost and operating expertise required, many companies contract for the use of such special equipment and experienced personnel. The Company owns and operates a variety of the special equipment that is used to support construction projects and to provide a wide range of oilfield services. The following is a description of the primary types of specialty services.

  Dredging.   The Company conducts dredging operations on its own
projects and as a subcontractor for other companies. Dredging equipment is required to pump sand to establish a land location in a swamp and to excavate trenches for pipelines in swamps or offshore locations and for river crossings. Dredging equipment is also used to maintain required depth of navigation channels for barges and other water craft. This maintenance dredging is often performed on annual or multi-year contracts. The Company owns a fleet of dredges, including cutter suction dredges and grab dredges, which are routinely used in Nigeria and can be readily deployed to other projects in the region.

  Pipe Coating.   The Company owns and operates coating equipment
which applies a variety of protective anti-corrosion coatings to the external surface of line pipe. The external coating is required to protect buried pipe in order to mitigate external corrosion.

  Concrete Weight Coating.   Pipelines installed in wetlands or
marine environments must be heavy enough to offset the buoyancy forces on the buried pipeline to keep the pipeline from floating out of the ditch. The most effective method of achieving the required negative buoyancy is concrete coating applied over the anti-corrosion coating to a calculated thickness. The Company owns and operates a facility in Nigeria to apply concrete weight coating to line pipe.

  Pipe Double Jointing.   Large diameter pipe for onshore
pipeline projects is normally manufactured in 40 foot (12 meter) nominal lengths (joints) to facilitate ocean transportation. On long distance, large diameter pipeline projects, it is usually economical to weld two joints into an 80 foot (24 meter) double joint at a location or locations along the pipeline route. This technique reduces the amount of field welding by 50%, and, because welding is often the critical operation, it may accelerate construction of the pipeline. The double joint welds are made with a semi-automatic submerged arc welding process which produces high quality and consistent welds at lower costs than field welding. The Company owns two transportable self-contained double joint plants which can handle 24 inch to 48 inch pipe and are used on both domestic and international projects.

  Piling.   The Company's subsidiary in Venezuela specializes in
the fabrication and installation of 36 inch concrete piles up to 220 feet (67 meters) in length. These piles are used to construct marine facilities such as drilling platforms, production platforms, bridges, docks, jetties and mooring or breasting dolphins. The Company also owns barges and pile driving equipment to install piles in Venezuela and Nigeria.

  Marine Heavy Lift Services.   The primary equipment used for
oil and gas production facilities is usually manufactured on skids at the vendor's shop and transported to the production site by ocean-going water craft. The Company owns a variety of heavy lift barges and tugboats to transport such equipment from the receiving country port to the production location and to install the equipment on the platforms. Other services include marine salvage and dry-dock facilities for inland water barges.

  Transport of Dry and Liquid Cargo.   Exploration and production
operations in marine environments require logistical support services to transport a variety of liquid and dry cargo to the work sites. The Company owns and operates a diversified fleet of marine equipment to provide transportation services to
                               12
support these operations in Nigeria and Venezuela.

  Rig Moves.   Derricks used for drilling oil and gas wells and
for well work-overs require heavy transportation equipment to move such equipment and tanks and storage vessels between well locations. The Company owns a fleet of heavy trucks and trailers and provides transportation services to move rigs for clients in Oman and Venezuela.

  Pipeline Rehabilitation Services.   The Company and BG
Inspection Services, Inc., the U.S. pipeline inspection unit of British Gas plc, have executed a Joint Development Agreement to pursue pipeline repair and rehabilitation projects in North, Central and South America. The joint effort will promote the utilization of the British Gas developed ''epoxy-filled repair sleeve'' and will offer a full range of related pipeline rehabilitation services related to the oil and gas industry, including inspection, assessment and rehabilitation construction services. This repair technique permits permanent repairs to be made to a pipeline without cutting sections of pipe from the pipeline and without interruption of service. The Company and British Gas have also used this rehabilitation procedure for a client in Oman on approximately 790 miles (1,275 kilometers) of 6 inch through 38 inch crude oil and natural gas pipelines.

  Maintenance and Repair Services.   The Company provides a wide
range of other services including mechanical, electrical, instrumentation, civil works, road maintenance and provision of camp services for operating personnel associated with operation and maintenance of oil and gas gathering systems and production equipment.

  Specialty services contributed 49%, 54% and 48%, respectively, of the Company's contract revenues in 1996, 1995 and 1994.


Geographic Regions

  The Company currently operates in the following geographic regions: Africa, Asia, the C.I.S., the Middle East, North America and South America.

  The following table reflects the Company's contract revenues by geographic region for 1996, 1995 and 1994.

                                      Year Ended December 31,
                        --------------------------------------------------
                               1996             1995             1994
                             -------          -------          -------
                        Amount  Percent  Amount   Percent  Amount  Percent
                        ------  -------  ------  --------  ------  -------
                              (Dollar amounts in thousands)
Africa                  $ 87,283   44%   $ 95,972   43%   $ 68,908   47%
Asia                      34,209   17      29,728   13           -    -
C.I.S.                       868    -       1,283    1         540    1
Middle East               23,513   12      21,870   10      23,469   16
North America             32,918   17      52,100   24      48,061   33
South America             18,897   10      19,553    9       4,738    3
                        --------  ----   --------  ----   --------  ----
                        $197,688  100%   $220,506  100%   $145,716  100%
                        ========  ====   ========  ====   ========  ====

See Note 13 to the Consolidated Financial Statements on Page 33 of the Company's 1996 Annual Report to Stockholders (which is incorporated by reference herein) for additional information about the Company's operations in these geographic regions.

 Africa

  Willbros began serving the petroleum industry in Nigeria in 1962, when it was selected to construct the TransNiger Pipeline System, and has maintained a continuous operating presence in Nigeria since that time. Willbros has also completed a number of major projects in other African countries including Algeria, Libya, Egypt, Morocco and Gabon, the most recent being the Peace Vector Project for the U.S.
Army Corps of Engineers in Egypt, which involved procuring materials for an air base to support F-16 aircraft and providing onsite technical assistance to Egyptian contractors building the base. The Company has formed an Egyptian limited liability company and has established a business development office in Cairo to pursue work prospects in Egypt.

  The Company has management staff resident in Africa, assisted by engineers, managers and craftsmen with extensive African experience, capable of providing construction expertise, repair and maintenance services, dredging operations, pipe coating and engineering support. Strong local relationships have enabled Willbros to satisfy the varied needs of its clientele in the region.

  The Company's activities in Nigeria are directed from a fully staffed operational base near Port Harcourt. This 60 acre compound includes office and living facilities, equipment and vehicle repair shops, a marine jetty and warehouses for both Company and client materials and spare parts. Customized computer systems are utilized for payroll and personnel, accounting, estimating, cost and progress control, inventory control, maintenance management and the health, safety and environmental program. The Company has diversified its range of services by adding dredging and pipe coating expertise. Having diverse yet complementary capabilities has often given the Company a competitive advantage on projects which contain several distinct work elements within the project's scope of work. For example, the Company is the only contractor operating in the Nigerian oil and gas sector capable, on its own, of executing a pipeline construction project, which requires yard coating of line pipe, installation of major water crossings and both swamp and cross country segments of pipeline.

  The Company's current backlog in Nigeria includes the construction of a 24 inch pipeline crossing of the Bonny River for Bilfinger & Berger, a 24 inch pipeline crossing of the Escravos River for NNPC, contracts with Shell to provide dredging services and swamp flowline maintenance services, a swamp pipeline construction contract and various pipe coating jobs related to Shell, Chevron and NNPC projects.

  The Company believes that there will be significant opportunities to expand its business in Africa, particularly through the development of natural gas projects. There are large reserves of natural gas in West Africa, extending from Ivory Coast to Angola, which are potentially exploitable. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. The Company intends to maintain its presence in the region and seeks to increase its share of available work. The Company is currently monitoring or bidding major work prospects in Cameroon, Chad, Egypt, Kenya, Nigeria and Tanzania. The Company anticipates submitting bids for these prospects.


 Asia

  In an effort to take advantage of the rapidly growing economies in Asia, the Company has made this region a priority target market for geographic expansion. In March 1995, the Company established an office in Jakarta, Indonesia, to pursue potential major projects in Asia. In October 1995, the Company entered into a cooperation agreement with a major Japanese trading company providing for the joint development of projects in Indonesia, Malaysia and Thailand. In November 1996, the Company was awarded a $33 million contract by Asamera (Overseas) Limited to construct pipelines, flowlines and related facilities for the Corridor Block Gas Project in southern Sumatra, Indonesia. The Company is currently monitoring or bidding work prospects in Australia, China, India, Indonesia, Malaysia, Pakistan, Papua New Guinea, the Philippines, Thailand and Vietnam.

  In January 1995, Pak-Arab Refinery, Ltd. awarded the Company two contracts, one for the supply of project materials and the other for the engineering and construction of the MFM Pipeline Extension Project
                               14
in Pakistan. The project scope includes 225 miles (365 kilometers) of 18 and 16 inch petroleum products pipeline commencing at Mahmood Kot and ending at Machhike. In May 1995, the Company was awarded an additional part of the MFM project which consists of the expansion of an existing terminal at Mahmood Kot (including 267,000 barrels of storage capacity), addition of a new terminal and pump station at Faisalabad (including 270,000 barrels of storage), addition of a storage terminal at Machhike (including 443,000 barrels of storage) and design of a future pump station at Kot Bahadur Shah. The Company has a project office in Lahore, Pakistan, which is managing these projects, which are scheduled to be completed and commissioned during 1997.


 Commonwealth of Independent States (C.I.S.)

  The C.I.S. contains vast reserves of oil and gas. The oil reserves contained in the Tengiz Field, the largest field to be served by the planned Caspian Crude Oil Export Pipeline System (the "CPC Pipeline System"), and the gas reserves contained in the Bovanenkovskoye Field, the anchor field on the gas-rich Yamal peninsula, are each generally recognized to be among the largest in the world. These are but two of many fields which are candidates for significant exploration and production investments. Many of the Company's clients are major oil and gas companies which are candidates to participate in the development of energy resources in the C.I.S. The Company is prepared to offer its support services to such clients in this region.

  Willbros' activities in this region date back to 1976, when Willbros was the technical leader of a consortium which was awarded a major contract to design and supply six modularized gas turbine compressor stations, housing 42 compressor units with a total capacity of 726,000 horsepower, for the Urengoy to Chelyabinsk 56 inch gas pipeline system in western Siberia. Since the completion of the project in 1979, contacts and relationships have been maintained with personnel throughout the Russian oil and gas sector, including members of various technical institutes. To compete in the Russian market, the Company has established an Accredited Representative Office in Moscow, as well as a Russian joint stock company.

  In 1992, the Company, in a joint venture with another contractor, was selected to perform the project development of the CPC Pipeline System designed to transport oil from the Tengiz field in Kazakstan approximately 930 miles (1,500 kilometers) to Russia's Black Sea oil terminal at Novorossiysk which culminated with the submission of a full set of turnkey contract documents to the project sponsors. Until ownership interests have been finalized, it is unlikely that any major contracts will be awarded, and there is a high probability that there will be a new round of competitive bidding for the project.

  In 1995, the Company was awarded a contract by Transneft, the Russian oil pipeline monopoly, to perform pipeline routing studies and other project development activities related to the Baltic Crude Oil Export System. This proposed multi-billion dollar project originated in a Conceptual Development Plan submitted by the Company to Transneft in February 1995. During 1996, the Company acted as Transneft's technical and financial advisor in the conceptual planning of a project to upgrade and reverse the flow of the Russian sector of the Baku to Tikhoretsk oil pipeline system to carry a minimum of 36.5 million barrels annually of export crude oil from Azerbaijan.

  In February 1996, the Company established a formal business alliance with Giprotruboprovod, a design company based in Moscow which is a subsidiary of Transneft. The two companies will cooperate to offer joint technical services to international as well as Russian companies in respect of pipelines and related facilities. The Company believes that these alliances will enhance its long term prospects in the C.I.S. and that it is well positioned to increase its presence and its level of activity in the C.I.S.


 Middle East

  Willbros operations in the Middle East date back to 1948. It has worked in most of the countries in the region, with particularly heavy involvement in Iran, Kuwait, Oman and Saudi Arabia. In Iran, Willbros
                               15
designed or constructed a substantial portion of the pipelines and related facilities that exist today. Currently, the Company has ongoing operations in Oman, where Willbros has been active for more than 30 years.

  The Company maintains a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offers construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to its clients. Current operations in Oman include a multi-year Mechanical Services Contract and a pipeline maintenance program for Petroleum Development Oman ("PDO"). Work carried out in Oman during 1996 included pipeline maintenance, mechanical services and flowline work for Occidental of Oman and PDO. A recent major project completed in Oman involved engineering, procurement and construction services on a turnkey contract for a gas injection facility in Occidental of Oman's Safah Field. The project included facilities for gas dehydration, gas compression, injection gas metering, electrical power generation and associated support utilities and buildings.

  During 1992 and 1993, following the Gulf War, the Company carried out a significant program of gathering line replacement in Kuwait to help Kuwait Oil Company restore its production capacity. Willbros has since established a local company and has a base of operations from which it can offer additional services.

  The Company is aggressively pursuing business opportunities throughout the Middle East and is currently bidding work or monitoring prospects in Abu Dhabi, Kuwait, Oman, Qatar, Saudi
Arabia and Yemen.


 North America

  Willbros has provided services to the U.S. oil and gas industry for more than 80 years. The Company is recognized as an industry leader in the United States, for providing state-of-the-art engineering and construction services. The Company maintains a staff of experienced management, construction, engineering and support personnel in the United States.

  Among Willbros' significant achievements in the United States are (a) the construction of the two northernmost segments of the Trans-Alaskan Pipeline System (1974-76), which consisted of a 225 mile (365 kilometer) crude oil pipeline and a 140 mile (225 kilometer) fuel gas pipeline, (b) a joint venture to build the All American Pipeline System (1984-86), a 1,240 mile (1,995 kilometer) heated crude oil pipeline with 23 pumping and heating stations, and (c) Willbros involvement in nine of the ten largest gas pipeline projects undertaken in the United States since 1988. The Company was a construction contractor on the Pacific Gas & Electric-PGT pipeline expansion project in Oregon and the Tuscarora Gas Transmission project in Nevada and California. Willbros provided engineering services for the Great Lakes Gas Transmission Company's system expansion, the Kern River Gas Transmission System, the Northwest Pipeline System expansion, the NorAm Line AC pipeline project and the Florida Gas pipeline project. During the same period, Willbros was the engineering contractor for 15 compressor stations or station expansions, on behalf of six different clients in the United States. Currently, the Company is providing engineering services for the Northern Border natural gas pipeline extension, the Portland Natural Gas Transmission project in New England, the KN Energy "Pony Express" natural gas pipeline from Wyoming to Missouri, and the Lakehead Pipe Line Company crude oil pipeline expansion project in Wisconsin and Illinois.

  On a recent notable project, the Company was selected to provide engineering services for the largest grass roots crude oil storage facility built in the United States in the last decade. The facility, built in Cushing, Oklahoma, for Plains Resources, Inc., consists of tankage with 2.0 million barrels of storage capacity and all related facilities.

  Willbros has also provided significant engineering services to the U.S. Government during the past 15 years, particularly in fuel storage and distribution systems and aircraft fueling facilities. Willbros performed
                               16
the engineering for major projects on seven U.S. military bases, four of which were located within the United States. In 1984, Willbros was selected by the U.S. Army to act as the systems integration contractor for the Southwest Asia Petroleum Distribution Operational Project. Willbros was responsible for developing and procuring a tactical fuel distribution and storage system to support military operations worldwide. The system was successfully deployed in Saudi Arabia during Operation Desert Storm. Willbros acted as the systems integrator for this project until 1996. Currently, the Company is executing two multi-year contracts with the U.S. government to
(a) prepare operating and maintenance manuals for fuel storage depots worldwide, and (b) conduct integrity assessments and carry out repair of pipeline and fueling facilities at military installations worldwide.

  The Company believes that the United States will continue to be an important market for all of its lines of business. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil and gas sector. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs.


 South America

  Willbros' first entry into South America was in Venezuela in 1939. Since then, Willbros has performed numerous major projects in Venezuela and other South American countries, where its accomplishments include the construction of five major pipeline crossings of the Andes Mountains and setting a world altitude record for constructing a pipeline. Willbros' largest project in South America was a $134.0 million turnkey project for the procurement and construction of the Alto Magdalena Crude Oil Pipeline System in Colombia, awarded to Willbros in 1989 and completed in 1990.

  Venezuela, the largest oil producer in South America with production of approximately 3.0 million barrels of oil per day, remains an important market for the Company. Approximately 50% of Venezuelan crude oil is produced from beneath Lake Maracaibo. In May 1994, the Company acquired CAMSA, a Venezuelan company located in the city of Maracaibo whose primary expertise is in marine construction and the fabrication and installation of 36 inch diameter cylindrical concrete piles up to 220 feet (67 meters) long and platforms for offshore projects. The Company has added onshore equipment to complement the marine fleet, enabling it to compete for both onshore and offshore construction projects, as well as specialty services contracts. The Company has the ability to furnish marine support services to the oil and gas industry in the Lake Maracaibo area, along the Venezuelan coast, and throughout the Caribbean basin.

  The Company maintains a fully staffed facility including offices, equipment yard and dock facilities on a 15 acre waterfront site on Lake Maracaibo, with resident management personnel assigned who are responsible for estimating and tendering bids, providing construction expertise, repair and maintenance services, marine related services, engineering support and other needed services. Major clients include international oil companies such as Shell, Occidental Petroleum, and Chevron and operating subsidiaries of Petroleos de Venezuela S.A., including Maraven, Corpoven and Lagoven.

  In addition to Venezuela, the Company is aggressively pursuing business opportunities throughout South America and is currently bidding work or monitoring prospects in Argentina, Bolivia, Brazil, Peru and Uruguay. Recent developments involving political changes and privatization efforts in many of the South American countries make this region one of high interest in the immediate future.


Backlog

  The Company's backlog (anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured) was $108.8 million at December 31, 1996, compared to $139.4 million at December 31, 1995. The Company believes the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Historically, a substantial
                               17
amount of the Company's revenues in a given year have not been reflected in its backlog at the beginning of that year; such revenues may result from contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization of revenue is assured.

  The following is a breakdown of the Company's backlog by geographic region as of December 31, 1996 and 1995:

                                               1996             1995
                                         ----------------  ---------------
                                         Amount   Percent  Amount  Percent
                                         ------   -------  ------  -------
                                          (Dollar amounts in thousands)

     Africa                              $ 18,455   17%   $ 46,363   33%
     Asia                                  44,354   41      42,212   30
     C.I.S.                                   258    -         832    1
     Middle East                            7,968    7      37,485   27
     North America                         25,374   23      10,715    8
     South America                         12,342   12       1,752    1
                                         --------  -----  --------  -----
       Total                             $108,751  100 %  $139,359  100 %
                                         ========  =====  ========  =====

  The $30.6 million decrease in backlog is due mainly to work completed on engineering, procurement and construction contracts for the MFM Pipeline Extension Project in Pakistan and work completed and modifications of a speciality services contract in Oman, offset by the addition of a contract for the construction of a 24 inch pipeline crossing of the Escravos River for NNPC in Nigeria, a contract for pipelines, flowlines and related facilities for Asamera (Overseas) Limited in Indonesia and a contract for piling for an offshore loading and storage terminal in Venezuela..

  A substantial percentage of the Company's revenues in past years resulted from contracts entered into during that year or the immediately preceding year. The following table sets forth revenues for the years indicated as a percentage of backlog at the beginning of each such year:

                                                      Revenues for
                                                      ------------
                                          Backlog at   Year Ended
                                          ----------  ------------  -------
                                          January 1   December 31   Percent
                                           ---------  ------------  -------
                                             (Dollar amounts in thousands)
     1992                                     $146,734    $180,947  123 %
     1993                                      160,565     210,011  131
     1994                                       76,066     145,716  191
     1995                                       97,493     220,506  226
     1996                                      139,359     197,688  142

     Average 1992-96                          $124,043    $190,974  154 %

No assurance can be given that future experience will be similar to historical results in this respect.

Competition

  The Company's primary competitors on construction projects in developing countries include Entrepose (France), Mannesmann (Germany), CCC (Lebanon), Nippon Kokan (Japan), Saipem (Italy), Spie-Capag (France), Techint (Argentina), and Bechtel (U.S.). The Company believes that it is one of the few companies among its competitors possessing the ability to carry out large projects in developing countries on a turnkey basis (engineering, procurement and construction), without subcontracting major elements of the work. As a result, the Company may be more cost effective than its competitors in certain instances.

  The Company has different competitors in different markets. In Nigeria, the Company competes for pipe coating work with Bredero Price (Netherlands), while its dredging competitors include Bos Kalis Westminster (Netherlands), Dredging International (Belgium), Bilfinger & Berger (Germany), Nigerian
Dredging & Marine (Netherlands), Phillip Holzmann (Germany) and HBG (Netherlands). In Oman, competitors in oil field transport services include Desert Lines, Al Ahram, Hamdam and TruckOman, all Omani companies; and in construction and the installation of flowlines and mechanical services, the Company competes with Taylor Woodrow Towell (Britain), CCC, Dodsal (India), Saipem, Desert Lines, and Galfar (Oman). In Venezuela, competitors in marine support services include Raymond de Venezuela, Petrolago, Flag Instalaciones and Siemogas, all Venezuelan companies. In Pakistan, major competitors include Saipem and Tekfen (Turkey).

  In the United States, the Company's primary construction competitors on a national basis include Associated, Gregory & Cook, Henkels & McCoy, Murphy Brothers, H. C. Price, Sheehan, and Welded. In addition, there are a number of regional competitors. Primary competitors for engineering services include Bechtel, Brown and Root, Gulf Interstate, Marmac, Fluor Daniel Williams Brothers, Mustang Engineering, Stone & Webster, Paragon Engineering, Trigon Engineering and Universal Ensco.


Contract Provisions and Subcontracting

  Most of the Company's revenues are derived from construction, engineering and specialty services contracts. The Company enters into four basic types of construction contracts: firm fixed-price or lump-sum fixed-price contracts providing for a single price for the total amount of work or for a number of fixed lump sums for the various work elements comprising the total price; unit-price contracts which specify a price for each unit of work performed; time and materials contracts under which personnel and equipment are provided under an agreed schedule of daily rates with other direct costs being reimbursable; or a combination of the above (for example, lump sums for certain items and unit rates for others).

  The Company enters into three types of engineering contracts: firm fixed-price or lump-sum fixed-price contracts; time and materials contracts pursuant to which engineering services are provided under an agreed schedule of hourly rates for different categories of personnel, and materials and other direct costs are reimbursable; and cost-plus-fee contracts, common with U.S. government clients under which income is earned solely from the fee received. Cost-plus-fee contracts are often used for material procurement services.

  Specialty services contracts generally are unit-price contracts which specify a price payable per unit of work performed (e.g., per cubic meter, per lineal meter, etc.). Such contracts usually include hourly rates for various categories of personnel and equipment to be applied in cases where no unit price exists for a particular work element. Under a services contract, the client is typically responsible for supplying all materials; a cost-plus-percentage-fee provision is generally included in the contract to enable the client to direct the contractor to furnish certain materials.

  The Company usually obtains contracts through competitive bidding or through negotiations with long-standing clients. The Company is typically invited to bid on projects undertaken by its clients who maintain approved bidder lists. Bidders are pre-qualified by virtue of their prior performance for such
                               19
clients, as well as their experience, reputation for quality, safety record, financial strength and bonding capacity.

  In evaluating bid opportunities, the Company considers such factors as the client, the geographic location and the difficulty of the work, the Company's current and projected workload, the likelihood of additional work, the project's cost and profitability estimates, and the Company's competitive advantage relative to other likely bidders. The Company uses a computer-based estimating system. The bid estimate forms the basis of a project budget against which performance is tracked through a project cost system, enabling management to monitor projects effectively. Project costs are accumulated weekly and monitored against billings and payments to facilitate cash flow management on the project.

  All U.S. government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the client. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances within the control of Willbros. The Company has not been materially adversely affected by these provisions in the past.

  The Company acts as prime contractor on a majority of the construction projects it undertakes. In its capacity as prime contractor and when acting as a subcontractor, the Company performs most of the work on its projects with its own resources and typically subcontracts only such specialized activities as hazardous waste removal, non-destructive inspection, tank erection, catering and security. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, the Company is subject to the risk associated with the failure of one or more subcontractors to perform as anticipated. The Company has not incurred any significant loss or liability on work performed by subcontractors to date.


Employees

  The Company believes its employees are its most valuable asset and that their loyalty, productivity, pioneering spirit, work ethic and strong commitment in providing quality services have been crucial elements in the successes Willbros has achieved on numerous projects in remote, logistically challenging locations around the world.

  At December 31, 1996, the Company employed a multi-national work force of approximately 3,700 persons, over 80% of whom are citizens of the respective countries in which they work. Although the level of activity varies from year to year, Willbros has maintained an average work force of approximately 2,700 over the past five years. The minimum employment during that period has been 1,770 and the maximum 4,140. At December 31, 1996, approximately 1,511 of the Company's employees were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

  The following table sets forth an approximate breakdown of the Company's employees as of December 31, 1996:

                                                         Number of
                                                         ---------
                                                         Employees   Percent
                                                         ---------   -------
     Nigeria                                                 1,180   32%
     Oman                                                      900   24
     Pakistan                                                  580   16
     Venezuela                                                 430   12
     U.S. Construction                                          10    -
     U.S. Engineering                                          490   13
     U.S. Administration                                        90    2
     Other Countries                                            20    1
                                                         ---------  ----
                                                             3,700  100%
                                                         =========  ====

Equipment

  The Company owns and maintains a fleet of generally standardized construction, transportation and support equipment and spare parts. In 1996 and 1995, expenditures for capital equipment and spare parts were $25.0 million and $18.9 million, respectively. At December 31, 1996, the Company's net book value of property, plant, equipment and spare parts was $59.2 million. An estimated breakdown of the Company's major capital equipment at March 1, 1997, is as follows: heavy construction equipment, 670 units; transportation equipment, 970 units; and support equipment, 4,030 units.

  The Company believes the ownership of equipment is preferable to leasing to ensure the equipment is available as needed. In addition, such ownership has historically resulted in lower equipment costs. The Company attempts to obtain projects that will keep its equipment fully utilized in order to increase profitability. All equipment is subject to scheduled maintenance to maximize fleet readiness. The Company has maintenance facilities at Port Harcourt, Nigeria; Azaiba, Oman; Maracaibo, Venezuela; and Broken Arrow, Oklahoma; as well as temporary site facilities on major jobs to minimize downtime.


Facilities

  The Company owns a 14 acre equipment yard/maintenance facility and an adjoining 39 acre undeveloped industrial site at Broken Arrow, Oklahoma, a short distance from Tulsa, Oklahoma. The Company also owns a 4.1 acre commercial building site in Tulsa, which is currently for sale. In Venezuela, the Company's offices and construction facilities are located on 15 acres of land, which it owns, on the shores of Lake Maracaibo. The Company leases all other facilities used in its operations, including corporate offices in Panama; administrative and engineering offices in Tulsa, Oklahoma, and Houston, Texas; and various office facilities, equipment sites and expatriate housing units in England, Nigeria, Oman, Pakistan, Russia, Egypt, Kuwait, Saudi Arabia and Indonesia. The aggregate lease payments made by the Company for its facilities were $2.1 million in 1996 and $1.9 million in 1995.


Insurance and Bonding

  The Company maintains workers' compensation, employers' liability, general liability, directors' and officers' liability, automobile liability, aircraft liability, marine liability and excess liability insurance to provide benefits to employees and to protect the Company against claims by third parties. Such insurance is underwritten by A+ or better rated insurance companies (AM Best rating as to claims paying ability) and,
                               21
when possible, in loss-sensitive plans with return premiums for favorable loss experience. The Company also maintains physical damage insurance covering loss of or damage to Company property on a worldwide basis, with special insurance covering loss or damage caused by political or terrorist risks in locations where such coverage is deemed prudent. Formal risk management and safety programs are maintained, which have resulted in favorable loss ratios and cost savings. The Company believes its risk management, safety and insurance programs are adequate to meet its needs.

  The Company is often required to provide surety bonds guaranteeing its performance and/or financial obligations. The amounts of bonding available depend upon experience and reputation in the industry, financial condition, backlog and management expertise, among other factors. The Company maintains relationships with two top-rated surety companies to provide surety bonds.


Government Regulations

 General

  Many aspects of the Company's operations are subject to government regulations in the countries in which the Company operates, including those relating to currency conversion and repatriation, taxation of its earnings and earnings of its personnel, its use of local employees and suppliers. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and laws and regulations relating to the oil and gas industry generally. The ability of the Organization of Petroleum Exporting Countries to meet and maintain production targets also influences the demand for the Company's services. The adoption of laws and regulations by countries in which the Company operates, curtailing exploration and development drilling for oil and gas for economic and other policy reasons, could adversely affect the Company's operations by limiting demand for its services. The Company's operations are also subject to the risk of changes in foreign and domestic laws and policies which may impose restrictions on the Company, including trade restrictions, which could have a material adverse effect on the Company's operations. Other types of government regulation which could, if enacted or implemented, adversely affect the Company's operations include expropriation or nationalization decrees, confiscatory tax systems, primary or secondary boycotts directed at specific countries or companies, embargoes, extensive import restrictions or other trade barriers, mandatory sourcing rules and unrealistically high labor rate and fuel price regulation. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in, or new interpretations of, existing regulations.


 Environmental

  The Company's operations are subject to numerous environmental protection laws and regulations which are complex and stringent. The Company regularly works in and around sensitive environmental areas such as rivers, lakes and wetlands. Significant fines and penalties may be imposed for non-compliance with environmental laws and regulations, and certain environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may expose the Company to liability arising out of the conduct of operations or conditions caused by others, or for the acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The Company is not aware of any non-compliance with any environmental law that could have a material adverse effect on the Company's business or operations.

Item 3.   Legal Proceedings

  The Company is a party to a number of legal proceedings. The Company believes that the nature and number of these proceedings are typical for a firm of its size engaged in the Company's type of business and that none of these proceedings is material to the Company's financial position.


Item 4.   Submission of Mmatters to a Vote of Security -Holders

  No matter was submitted during the fourth quarter of 1996 to a vote of security holders during the fourth quarter of 1996, through the solicitation of proxies or otherwise.

Item 4A.  Executive Officers of the Registrant

  The following table sets forth certain information regarding the executive officers and key personnel of the Company.
Officers are elected annually by, and serve at the discretion of, the Board of Directors.

    Name             Age                 Position
----------------     ----  -------------------------------------

Larry J. Bump          57  Director, Chairman of the Board of
                           Directors and Chief Executive Officer

Gary L. Bracken        59  President and Chief Operating Officer

Melvin F. Spreitzer    58  Director, Executive Vice President, Chief
                           Financial Officer and Treasurer

M. Kieth Phillips      54  Vice President; President, Chief Executive
                           Officer and Chief Operating Officer of
                           Willbros International, Inc.

James R. Beasley       54  President, Chief Executive Officer and
                           Chief Operating Officer of Willbros Engineers,
                           Inc.

John N. Hove           49  General Counsel and Secretary

David L. Kavanaugh     49  Senior Vice President of Willbros
                           International, Inc.

Steve W. Shores        47  Senior Vice President of Willbros
                           Engineers, Inc.

Joel M. Gall           48  Vice President of Willbros International,
                           Inc.

Arthur J. West         53  Vice President of Willbros International,
                           Inc.

Adrian P. Wright       50  Vice President of Willbros International,
                           Inc.

Robert L. Walker       65  Vice President and Chief Operating Officer
                           of Willbros Energy Services Company

Harold A. Weller       59  Vice President of Willbros Engineering &
                           Construction Limited

Carlos A. Atik         33  General Manager of Willbros Construction &
                           Engineering - Egypt, L.L.C.

Monica M. Bagguley     56  Director of Willbros (Overseas) Limited

Gordon D.M. Bishop     45  General Manager of Willbros Middle East,
                           Inc. - Pakistan Branch




Jack F. Furrh, Jr.     56  General Manager of The Oman Construction
                           Company, LLC

G. Patrick Riga        41  General Manager of Constructora CAMSA,
                           C.A.

James K. Tillery       38  Managing Director of Willbros (Nigeria)
                           Limited


  Larry J. Bump joined Willbros in 1977 as President and Chief
Operating Officer and was elected to the Board of Directors. He was named Chief Executive Officer in 1980 and elected Chairman of the Board of Directors in 1981. He served as President and Chief
Operating Officer of Willbros until February 1997.  He served as
Chairman of the Board of Directors and Chief Executive Officer of
Heerema Holding Company, Inc. ("HHC"), a major marine engineering, fabrication and installation contractor, the parent corporation of Heerema Holding Construction, Inc. (the former majority stockholder of the Company) ("Heerema"), in Geneva, Switzerland, from 1985 to 1988 while he continued his duties with Willbros. He has over 33 years international experience in pipeline construction and contracting industries, all of which were in management positions.

  Gary L. Bracken joined Willbros in 1960 as an engineer and, excluding a brief period from 1972 through 1974 when he was employed by another major U.S. pipeline contractor, has served
Willbros for over 34 years. He rejoined Willbros in 1975 and was promoted to Vice President in 1978. He was elected Executive Vice
President of Willbros Energy Services Company ("WESCO") in 1982 and served as its President from 1988 to 1990. In 1990, Mr.
Bracken was elected Chairman of the Board of Directors and Chief
Executive Officer of Willbros Engineers, Inc. ("WEI") and served in those capacities through 1992. In late 1992, he was elected President and Chief Executive Officer of Willbros
Engineering & Construction Limited ("WECL"). In February 1997, he was elected President and Chief Operating Officer of the Company and Willbros USA, Inc.

  Melvin F. Spreitzer joined Willbros in 1974 as Controller and was elected Vice President of Finance in 1978. He was elected
Executive Vice President, Chief Financial Officer and Treasurer in 1987, and a Director in 1992. He was also Secretary from 1987 to 1996. He has over 21 years of corporate finance experience and is responsible for all aspects of financial management of the Company.


  M. Kieth Phillips joined Willbros in 1978 as Vice President. He was elected Vice President of Willbros International, Inc.
(''WII'') in 1979 and was promoted to Senior Vice President of WII in 1980, Executive Vice President of WII in 1983,
President and Chief Operating Officer of WII in 1988 and
Chief Executive Officer of WII in 1990. Most of his more than 29 years experience in the pipeline construction industry has been international and in management positions.

  James R. Beasley joined Willbros in 1981 when WEI was acquired.
He was elected Vice President of WEI in 1981, Senior Vice
President and General Manager of WEI in 1982, President and Chief
Operating Officer of WEI in 1986 and Chief Executive Officer of
WEI in 1993. Mr. Beasley has more than 26 years of experience in pipeline engineering and operations.

  John N. Hove became General Counsel of Willbros in 1991. He was elected Secretary of Willbros in 1996. He has more than 25 years experience as a lawyer and has provided legal assistance to Willbros since 1973. Prior to 1991, he was a shareholder in a law firm in Tulsa, Oklahoma, where he concentrated his practice on international business transactions.

  David L. Kavanaugh joined Willbros in 1977 as an engineer assigned to Saudi Arabia. From 1979 until 1988, he served as Project Engineer and Project Manager in Nigeria. From 1988 to
1991, he managed construction projects in Gabon and Colombia. In
1991, he was elected Vice President of WII, and in 1995 he was promoted to Senior Vice President of operations and business development for WII. Mr. Kavanaugh has over 26 years of pipeline construction experience.





  Steve W. Shores joined Willbros in 1981 when WEI was acquired.
He was elected Vice President of WEI in 1986 and Senior Vice
President of WEI in 1991. Mr. Shores has over 21 years of pipeline engineering experience.

  Joel M. Gall joined Willbros in 1978 as an Office Manager in the Middle East. He was transferred to Nigeria in 1979 where he served as Administrative Manager, General Manager and Managing
Director until 1991 when he was elected Vice President of WII.
Since 1994, he has been responsible for business development activities in Southeast Asia. Mr. Gall has over 26 years of experience in the international pipeline construction industry.

  Arthur J. West joined Willbros in 1962 in North Africa. In
1988, he became Vice President of Willbros Middle East, Inc.
("WMEI") and, in 1992, he was elected Vice President of WII and became responsible for business development and operations for WMEI in the Middle East. Mr. West has over 31 years experience in pipeline construction in the areas of administrative and project management.

  Adrian P. Wright joined Willbros in 1973 as an engineer assigned to Algeria. From 1974 until 1982, he served as Project
Engineer and Project Manager in Nigeria. From 1982 to 1992, he served as Project Manager in Oman, Colombia and the United
States. In 1992, he was elected Vice President of WII, and he is currently responsible for WII's estimating and technical services. Mr. Wright has over 30 years experience in the construction industry.

  Robert L. Walker joined Willbros in 1981 as Vice President of
U.S. construction operations for WESCO. Prior to joining
Willbros, Mr. Walker was in project management on the Trans-
Alaskan Pipeline System and was Operations Vice President for a major U.S. contractor. In 1990, he was appointed Chief Operating
Officer of WESCO. Mr. Walker has nearly 36 years experience in pipeline construction in the areas of estimating, planning, administration and management.

  Harold A. Weller joined Willbros in 1975. From 1976 to 1979, he was Project Director on a project to design and supply gas compressor stations for a gas pipeline system in western Siberia.
In 1979, he left Willbros to join a major gas compressor manufacturer until 1984. Following that he operated a private consulting business until 1991. In 1991, he returned to Willbros as Director of Business Development for Willbros (Overseas)
Limited ("WOL"). In 1994, he was elected Vice President of
WECL. Mr. Weller has over 36 years experience in the engineering and management of petrochemical, oil refinery and pipeline projects in the oil and gas industry.

  Carlos A. Atik joined Willbros in 1991 as an assistant Project
Manager in Egypt. He assumed the duties of Project Manager in 1992 and continued in that role until 1995 when he was named
General Manager of Willbros Construction & Engineering - Egypt,
L.L.C. Mr. Atik has over 12 years of engineering and construction experience in Africa and the Middle East.

  Monica M. Bagguley joined WOL in 1974. Since 1985, she has served as Director of Personnel and Purchasing for WOL. Ms.
Bagguley has over 21 years experience in international personnel management and project procurement.

  Gordon D.M. Bishop joined Willbros in 1976 as Senior Surveyor.
He has 19 years experience in pipeline construction at various levels of engineering and project management capacities in Iran, Nigeria and Oman. He is currently Project Manager of a major turnkey pipeline construction project in Pakistan.

  Jack F. Furrh, Jr. joined Willbros in 1981 as Administrative
Manager. He left Willbros in 1986 to operate his own business. In
1990, he rejoined the Company as Project Manager and in 1991 he was promoted to General Manager of The Oman Construction Company,
LLC. He has over 26 years experience in the energy-related industry in contracts, safety and administrative management.





  G. Patrick Riga joined Willbros in 1981 in Oman as a warehouseman. From 1985 to 1988, he served in administrative capacities in Colombia and Ecuador. From 1989 until 1994, he was employed by HDI, a horizontal drilling company. He rejoined the Company in 1994 as Assistant General Manager in Venezuela and, in
1995, was promoted to General Manager of Constructora CAMSA, C.A.
Mr. Riga has over 18 years experience in the pipeline industry, including operations, quality control and administrative management.

  James K. Tillery joined Willbros in 1983 as a field engineer.
He has over 16 years experience as an Engineer and Project
Manager working in both U.S. and international pipeline construction. In 1995, he was named Managing Director of Willbros
(Nigeria) Limited.


                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

  The information required by this Item is incorporated by reference from page 36 of the Company's 1996 Annual Report to Stockholders.

Item 6.   Selected Financial Data

  The information required by this Item is incorporated by reference from page 18 of the Company's 1996 Annual Report to Stockholders.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

  The information required by this Item is incorporated by reference from pages 19 through 22 of the Company's 1996 Annual
Report to Stockholders.

Item 8.   Financial Statements and Supplementary Data

  The information required by this Item is incorporated by reference from pages 23 through 35 of the Company's 1996 Annual
Report to Stockholders.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
  None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

  The information required by this Item with respect to the Company's directors is incorporated by reference from the sections of the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial
Ownership Reporting Compliance." The information required by this Item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K.

Item 11.  Executive Compensation

  The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled
"Executive Compensation."





Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

  The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled
"Principal Stockholders and Security Ownership of Management."

Item 13.  Certain Relationships and Related Transactions

  The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled
"Certain Transactions."

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  (1)  Financial Statements:

  The financial statements of the Company and its subsidiaries and report of independent auditors listed below are incorporated by reference from the following pages of the Company's 1996
Annual Report to Stockholders:
                                                         1996
                                                    Annual Report
                                                       Page(s)
                                                    -------------
  Report of Independent Auditors                         23
  Consolidated Balance Sheets as of
  December 31, 1996 and 1995                             24
  Consolidated Statements of Income
      for the years ended December 31,
      1996, 1995 and 1994                                25
  Consolidated Statements of Stockholders'
      Equity for the years ended December
      31, 1996, 1995 and 1994                            26
  Consolidated Statements of Cash Flows
     for the years ended December 31,
     1996, 1995 and 1994                                 27
  Notes to Consolidated Financial Statements          28 - 35

                                                         1996
                                                      Form 10-K
                                                         Page
                                                      ---------
  (2) Financial Statement Schedule:

  Independent Auditors' Report                           31
  Schedule II - Consolidated Valuation and
     Qualifying Accounts                                 32

  All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the footnotes thereto.

  (3) Exhibits:

  The following documents are included as exhibits to this Form
10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


3.1   Restated Articles of Incorporation of the Company (Filed as
Exhibit 3.1 to the Company's  Registration Statement on Form S-1,
Registration No. 333-5413 (the "S-1 Registration  Statement")).



3.2 Restated By-laws of the Company (Filed as Exhibit 3.2 to the S-1 Registration Statement).

4 Form of stock certificate for the Company's Common Stock, par value $.05 per share (Filed as Exhibit 4 to the S-1
       Registration Statement).

10.1   Credit Agreement dated February 20, 1997, by and among the
       Company, certain designated subsidiaries, Credit Lyonnais New
       York Branch, as co-agent, certain financial institutions, and ABN
       AMRO Bank N.V., as agent.

10.2   Parent Pledge Agreement dated February 20, 1997, by the
       Company, in favor of ABN AMRO Bank N.V., as agent.

10.3   Pledge Agreement dated February 20, 1997, by Musketeer Oil
       B.V., in favor of ABN AMRO Bank N.V., as agent.

10.4   Pledge Agreement dated February 20, 1997, by Willbros USA,
       Inc., in favor of ABN AMRO Bank N.V., as agent.

10.5*  Employment Agreement dated January 1, 1996, by and among
       Willbros USA, Inc., Larry J. Bump  and the Company (Filed as
       Exhibit 10.3 to the S-1 Registration Statement).

10.6*  Employment Agreement dated January 1, 1996, by and among
       Willbros USA, Inc., Melvin F. Spreitzer and the Company
       (Filed as Exhibit 10.4 to the S-1 Registration Statement).

10.7*  Employment Agreement dated January 1, 1996, by and among
       Willbros USA, Inc., Gary L. Bracken and the Company (Filed as
       Exhibit 10.5 to the S-1 Registration Statement).

10.8*  Employment Agreement dated January 1, 1996, by and among
       Willbros USA, Inc., M. Kieth  Phillips and the Company (Filed as
       Exhibit 10.6 to the S-1 Registration Statement).

10.9*  Employment Agreement dated January 1, 1997, by and among
       Willbros Engineers, Inc., James R. Beasley and the Company.

10.10* Form of Indemnification Agreement between the Company and its officers (Filed as Exhibit 10.7 to the S-1 Registration
       Statement).

10.11* Form of Indemnification Agreement between the Company and its directors (Filed as Exhibit 10.16 to the S-1 Registration
       Statement).

10.12* Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit
       10.8 to the S-1 Registration Statement).

10.13* Form of Incentive Stock Option Agreement under the
       Willbros Group, Inc. 1996 Stock Plan.

10.14* Form of Non-Qualified Stock Option Agreement under the
       Willbros Group, Inc. 1996 Stock Plan.

10.15* Willbros Group, Inc. Director Stock Plan (Filed as Exhibit
       10.9 to the S-1 Registration Statement).

10.16* Willbros USA, Inc. Executive Benefit Restoration Plan
       (Filed as Exhibit 10.10 to the S-1      Registration Statement).

10.17* Willbros Engineers, Inc. Management Incentive Plan dated
       January 1, 1996 (Filed as Exhibit 10.17      to the S-1
       Registration Statement).

10.18* Willbros USA, Inc. Management Incentive Plan dated
       January 1, 1996 (Filed as Exhibit 10.18 to the S-1 Registration
       Statement).



10.19* Form of Secured Promissory Note under the Willbros
       International, Inc. and Willbros USA, Inc. 1995 Management
       Personnel Non-Qualified Stock Ownership Plans (Filed as Exhibit
       10.11 to the S-1 Registration Statement).

10.20* Form of Secured Promissory Note under the Willbros
       International, Inc. and Willbros USA, Inc. 1992 Employee Non-
       Qualified Stock Ownership Plans (Filed as Exhibit 10.12 to the
       S-1 Registration Statement).

10.21 Registration Rights Agreement dated April 9, 1992, between the Company and Heerema Holding Construction, Inc., Yorktown
      Energy Partners, L.P., Concord Partners II, L.P., Concord
      Partners Japan, Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration
      Statement).

13    Portions of the Company's 1996 Annual Report to
      Stockholders.

21    Subsidiaries of the Company (Filed as Exhibit 21 to the S-1
      Registration Statement).

23    Consent of KPMG Peat Marwick.

27    Financial Data Schedule

-------------------------------
* Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

  No reports on Form 8-K were filed during the fourth quarter of 1996.






























                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 WILLBROS GROUP, INC.


Date:  March 31, 1997            By: /s/  Larry J. Bump
                                    -----------------------------
                                    Larry J. Bump
                                    Chairman of the Board and
                                    Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                   Title                            Date
------------------         ------                           -------

/s/Larry J. Bump          Director, Chairman of the         March 31, 1997
----------------          Board and Chief Executive
Larry J. Bump             Officer (Principal Executive
                          Officer)

/s/Melvin F. Spreitzer    Director, Executive Vice          March 31, 1997
----------------------    President, Chief Financial
Melvin F. Spreitzer       Officer and Treasurer (Principal
                          Financial Officer and Principal
                          Accounting Officer)

/s/Guy E. Waldvogel       Director                         March 31, 1997
 ------------------
Guy E. Waldvogel

/s/Bryan H. Lawrence      Director                         March 31, 1997
--------------------
Bryan H. Lawrence

/s/  Peter A. Leidel      Director                         March 31, 1997
--------------------
Peter A. Leidel

/s/John H. Williams       Director                         March 31, 1997
-------------------
John H. Williams

                          Director
-------------------
Michael J. Pink














INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT
                            SCHEDULE




The Stockholders and Board of Directors
Willbros Group, Inc.:

  The audits referred to in our report dated January 31, 1997 included the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1996. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              KPMG PEAT MARWICK








Panama City, Panama
January 31, 1997



















































                      WILLBROS GROUP, INC.

  SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                         (In thousands)



                                                 Charged
                                    Balance at  to Costs  Charge    Balance
                                     Beginning    and    Offs and    at End
 Year Ended          Description      of Year   Expenses   Other    of Year
-----------          -------------  ---------   --------  -------   -------
December 31, 1994    Allowance for
                      bad debts       $ 1,352   $ 1,086   $     4   $2,442

December 31, 1995    Allowance for
                       bad debts      $ 2,442   $   694   $  (144)  $2,992

December 31, 1996    Allowance for
                       bad debts      $ 2,992   $(1,024)  $  (849)  $1,119



                        INDEX TO EXHIBITS

  The following documents are included as exhibits to this Form
10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number                    Description
-------        ----------------------------------------------------------
3.1      Restated Articles of Incorporation of the Company (Filed as
         Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 333-5413 (the "S-1 Registration Statement")).

3.2 Restated By-laws of the Company (Filed as Exhibit 3.2 to the S-1 Registration Statement).

4 Form of stock certificate for the Company's Common Stock, par value $.05 per share (Filed as Exhibit 4 to the S-1
         Registration Statement).

10.1 Credit Agreement dated February 20, 1997, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent.

10.2    Parent Pledge Agreement dated February 20, 1997, by the
        Company, in favor of ABN AMRO Bank N.V., as agent.

10.3 Pledge Agreement dated February 20, 1997, by Musketeer Oil B.V., in favor of ABN AMRO Bank N.V., as agent.

10.4 Pledge Agreement dated February 20, 1997, by Willbros USA, Inc., in favor of ABN AMRO Bank N.V., as agent.

10.5*   Employment Agreement dated January 1, 1996, by and among
        Willbros USA, Inc., Larry J. Bump  and the Company (Filed as
        Exhibit 10.3 to the S-1 Registration Statement).

10.6*   Employment Agreement dated January 1, 1996, by and among
        Willbros USA, Inc., Melvin F. Spreitzer and the Company
        (Filed as Exhibit 10.4 to the S-1 Registration Statement).

10.7*   Employment Agreement dated January 1, 1996, by and among
        Willbros USA, Inc., Gary L. Bracken and the Company (Filed as
        Exhibit 10.5 to the S-1 Registration Statement).

10.8*   Employment Agreement dated January 1, 1996, by and among
        Willbros USA, Inc., M. Kieth  Phillips and the Company (Filed as
        Exhibit 10.6 to the S-1 Registration Statement).

10.9*   Employment Agreement dated January 1, 1997, by and among
        Willbros Engineers, Inc., James R. Beasley and the Company.

10.10* Form of Indemnification Agreement between the Company and its officers (Filed as Exhibit 10.7 to the S-1 Registration Statement).

10.11* Form of Indemnification Agreement between the Company and its directors (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.12*  Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit
        10.8 to the S-1 Registration Statement).

10.13*  Form of Incentive Stock Option Agreement under the
        Willbros Group, Inc. 1996 Stock Plan.

10.14*  Form of Non-Qualified Stock Option Agreement under the
        Willbros Group, Inc. 1996 Stock Plan.

10.15*  Willbros Group, Inc. Director Stock Plan (Filed as Exhibit
        10.9 to the S-1 Registration Statement).

10.16*  Willbros USA, Inc. Executive Benefit Restoration Plan
        (Filed as Exhibit 10.10 to the S-1 Registration Statement).

10.17*  Willbros Engineers, Inc. Management Incentive Plan dated
        January 1, 1996 (Filed as Exhibit 10.17 to the S-1
        Registration Statement).

10.18*  Willbros USA, Inc. Management Incentive Plan dated
        January 1, 1996 (Filed as Exhibit 10.18 to the S-1 Registration Statement).

10.19*  Form of Secured Promissory Note under the Willbros
        International, Inc. and Willbros USA, Inc. 1995 Management Personnel Non-Qualified Stock Ownership Plans (Filed as Exhibit
10.11   to the S-1 Registration Statement).

10.20*  Form of Secured Promissory Note under the Willbros
        International, Inc. and Willbros USA, Inc. 1992 Employee Non-Qualified Stock Ownership Plans (Filed as Exhibit 10.12 to the S-1 Registration Statement).

10.21 Registration Rights Agreement dated April 9, 1992, between the Company and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan, Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

13      Portions of the Company's 1996 Annual Report to
        Stockholders.

21 Subsidiaries of the Company (Filed as Exhibit 21 to the S-1 Registration Statement).

23      Consent of KPMG Peat Marwick.

27      Financial Data Schedule