Form 10-Q
period 1997-03-31
WILLBROS GROUP INC
filed 1997-05-13
CIK 895450

=============================================================================

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                      ---------------------------

                               FORM 10-Q

(Mark One)
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 X  SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

                                  OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to
                                 -------------   -------------

                    Commission file number 1-11953


                         Willbros Group, Inc.
        (Exact name of registrant as specified in its charter)


    Republic of Panama                       98-0160660
(Jurisdiction of incorporation)(I.R.S. Employer Identification Number)

                    Edificio Torre Banco Germanico
                  Calle 50 y 55 Este, Apartado 850048
                     Panama 5, Republic of Panama
                    Telephone No.: (50-7) 263-9282
     (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)


                           NOT APPLICABLE
   ------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       Yes     X                No
                ----------              -----------

     The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of May 12, 1997, was 14,385,980.

========================================================================

PART  I.       FINANCIAL INFORMATION
ITEM  1.       FINANCIAL STATEMENTS

                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)

                                               March 31,  December 31,
                                                 1997         1996
                                              ----------  -----------
                                ASSETS

Current assets:
   Cash and cash equivalents                   $  18,965  $  24,118
   Accounts receivable                            52,780     53,756
   Contract cost and recognized income not
     yet billed                                    4,864      3,643
   Prepaid expenses                                4,399      3,866
                                               ---------  ---------
      Total current assets                        81,008     85,383

Spare parts, net                                   5,714      5,724
Property, plant and equipment, net                56,847     53,445
Other assets                                       2,987      2,913
                                               ---------  ---------
      Total assets                             $ 146,556  $ 147,465
                                               =========  =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                               $   1,000  $     640
   Accounts payable and accrued liabilities       31,184     32,868
   Accrued income taxes                            4,633      4,050
   Contract billings in excess of cost and
     recognized income                             8,463     11,102
                                               ---------  ---------
      Total current liabilities                   45,280     48,660

Deferred income taxes                                200        200
Other liabilities                                  6,187      6,219
                                               ---------  ---------
      Total liabilities                           51,667     55,079

Stockholders' equity:
   Class A Preferred Stock, par value, $.01
     per share, 1,000,000 shares authorized,
     none issued                                       -          -
   Common stock, par value $.05 per share,
     35,000,000 shares authorized; 14,385,980
     shares issued at March 31, 1997 and
     December 31, 1996                               719        719
   Capital in excess of par value                 55,475     55,475
   Cumulative foreign currency translation
     adjustment                                     (784)      (784)
   Retained earnings                              42,614     40,160
   Notes receivable for stock purchases           (3,135)    (3,184)
                                               ---------  ---------
      Total stockholders' equity                  94,889     92,386
                                               ---------  ---------
      Total liabilities and stockholders'
        equity                                 $ 146,556  $ 147,465
                                               =========  =========


See accompanying condensed notes to consolidated financial statements.

                         WILLBROS GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except share and per share amounts)
                             (Unaudited)

                                                   Three Months
                                                  Ended March 31,
                                                -------------------
                                                   1997      1996
                                                --------  ---------
Contract revenues                              $  51,165  $  53,479

Operating expenses:
   Contract                                       35,775     41,204
   Depreciation and amortization                   3,904      3,190
   General and administrative                      6,686      6,556
   Compensation from changes in redemption
     value of common stock                             -        142
                                               ---------  ---------
                                                  46,365     51,092
                                               ---------  ---------
      Operating income                             4,800      2,387

Other income (expense):
   Interest - net                                     58       (140)
   Minority interest                                (452)      (490)
   Other - net                                        97        570
                                               ---------  ---------
                                                    (297)       (60)
                                               ---------  ---------
      Income before income taxes                   4,503      2,327

Provision for income taxes                         2,049        283
                                               ---------  ---------
      Net income                               $   2,454  $   2,044
                                               =========  =========

Net income per common and common
  equivalent share                             $     .17  $     .09
                                               =========  =========
Weighted average number of common and
  common equivalent shares outstanding        14,385,980 14,156,062
                                              ========== ==========






See accompanying condensed notes to consolidated financial statements.

                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)
                             (Unaudited)

                                                            Cumulative
                                                 Capital     Foreign
                                                in Excess   Currency
                                 Common Stock    of Par    Translation
                              Shares  Par Value   Value    Adjustment
                              ------  ---------  -------  -----------


Balance, January 1, 1997    14,385,980   $ 719  $55,475    $   (784)

 Net income                          -       -        -           -

 Collection of notes
   receivable                        -       -        -           -
                            ----------   -----  -------    --------
Balance, March 31, 1997     14,385,980   $ 719  $55,475    $   (784)
                            ==========   =====  =======    ========

                                            Notes
                                         Receivable    Total
                                            for        Stock-
                              Retained     Stock      holders'
                              Earnings   Purchases     Equity
                            ----------   ---------   ---------
Balance, January 1, 1997    $   40,160   $  (3,184)  $  92,386

 Net income                      2,454           -       2,454

 Collection of notes
   receivable                        -          49          49
                           -----------   ---------   ---------

Balance, March 31, 1997    $    42,614   $  (3,135)  $  94,889
                           ===========   =========   =========











See accompanying condensed notes to consolidated financial statements.

                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)

                                                   Three Months
                                                 Ended March 31,
                                               --------------------
                                                  1997        1996
                                               ---------  ---------

Cash flows from operating activities:
   Net income                                  $   2,454  $   2,044
   Reconciliation of net income to cash
     provided by operating activities:
       Depreciation and amortization               3,904      3,190
       Compensation from changes in
         redemption value of common stock              -        142
       Loss on sales and retirements                  32          7
       Changes in operating assets and
         liabilities:
           Accounts receivable                       976      5,259
           Contract cost and recognized
             income not yet billed                (1,221)     3,156
           Prepaid expenses and other assets        (607)      (958)
           Accounts payable and accrued
             liabilities                          (1,684)    (7,588)
           Accrued income taxes                      583       (560)
           Contract billings in excess of
             cost and recognized income           (2,639)     1,091
           Other liabilities                          84        186
                                               ---------  ---------
              Cash provided by operating
                activities                         1,882      5,969

Cash flows from investing activities:
   Proceeds from sales of property and
     equipment                                        52        177
   Purchase of property and equipment             (6,048)      (858)
   Purchase of spare parts                        (1,332)    (1,302)
                                               ---------  ---------
              Cash used in investing
                activities                        (7,328)    (1,983)

Cash flows from financing activities:
   Proceeds from notes payable to banks              499      7,843
   Collection of notes receivable for
     stock purchases                                  49         14
   Repayment of notes payable to banks              (139)    (8,388)
   Purchase of treasury stock                          -       (302)
   Payment of dividends on preferred stock             -       (724)
   Repayment of notes payable to former
     shareholders                                   (116)         -
                                               ---------  ---------
              Cash provided by (used in)
                financing activities                293     (1,557)
                                               ---------  ---------
Cash provided (used) in all activities            (5,153)     2,429
Cash and cash equivalents, beginning of period    24,118     19,859
                                               ---------  ---------
Cash and cash equivalents, end of period       $  18,965  $  22,288
                                               =========  =========



See accompanying condensed notes to consolidated financial statements.

                         WILLBROS GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)




1. Basis of Presentation

   The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1997, and for all interim periods presented. All adjustments are normal recurring accruals.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results to be achieved for the full year.

2. Recent Pronouncement

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. If the provision of SFAS No. 128 had been adopted in the first quarter of 1997 and 1996, earnings per share for those periods would not have changed.

3. Contingencies, Commitments and Other Circumstances

   The Company provides construction, engineering and specialty services to the oil and gas industry. The Company's principal markets are currently Africa, Asia, the Middle East, South America and the United States. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency fluctuations, expropriation of assets, civil uprisings and riots, instability of government and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying condensed consolidated financial statements. Based upon the advice of

                          WILLBROS GROUP, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


3. Contingencies, Commitments and Other Circumstances (continued)

knowledgeable professionals in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which it operates, management believes the Company has followed the current practices in those countries; however, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future. The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism.

   The Company has the usual liability of contractors for the completion of contracts and the warranty of its work. Where work is performed through a joint venture, the Company also has possible liability for the contract completion and warranty responsibilities of its joint venturers. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying condensed consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





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

   A number of factors relating to the Company's business affect the Company's recognition of contract revenues. Revenues from fixed-price construction and engineering contracts are recognized on the percentage-of-completion method. Under this method, estimated contract revenues are accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Generally, the Company does not recognize income on a fixed-price contract until the contract is approximately 10% complete. Costs which are considered to be reimbursable are excluded before the percentage-of-completion calculation is made. Accrued revenues pertaining to reimbursables are limited to the cost of the reimbursables. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenues from unit-price contracts are recognized as earned. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is assured.

   The Company derives its revenues from contracts with durations from a few weeks to several months or in some cases, more than a year. Unit-price contracts provide relatively even quarterly results; however, major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the method by which revenues are recognized. These financial factors, as well as external factors such as weather, client needs, client delays in approving change orders, labor availability, government regulation and politics may affect the progress of a project's completion and thus the timing of revenue recognition. The Company believes that its operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and claims are negotiated and realized.

Backlog

   The Company recognizes anticipated revenue as backlog when the award of a contract is reasonably assured. Anticipated revenues from contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, are not added to backlog until realization is assured.

   Company backlog increased $37.9 million (35%) to $146.7 million during the quarter ending March 31, 1997. The increase in backlog included $33.6 million in North America due to additions in engineering services and the Samalayuca award in Mexico/United States, $5.9 million in South America, $3.1 million in Africa and $.5 million in the Middle East, offset by reductions of $4.9 million in Asia and $.3 million in the C.I.S. Additions to backlog during the period consisted of $89.1 million of new contract awards in Africa, the Middle East, North America, and South America, representing $42.3 million in engineering services, $33.8 million in construction services and $13.0 million in specialty services. The increase in backlog included $33.6 million in North America due to additions in engineering services and the Samalayuca award in Mexico/United States, $5.9 million in South America, $3.1 million in Africa and $.5 million in the Middle East, offset by reductions of $4.9 million in Asia and $.3 million in the C.I.S.

Results of Operations

  Three Months Ended March 31, 1997, Compared to Three Months Ended
  March 31, 1996
   Contract revenues decreased $2.3 million (4%) to $51.2 million.
The decrease was primarily attributable to (a) a $6.3 million decrease in Africa as a result of reduced construction and specialty services activity in Nigeria; (b) a $1.5 million decrease in Asia due to reduced activity associated with engineering and construction services on the 16-18 inch, 225 mile (365 kilometer) pipeline and four pump stations in Pakistan; and (c) a $.5 million decrease in South America due to decreased specialty services in Venezuela; offset by (d) an increase in North American revenues of $6.1 million as a result of an increase in engineering services in the United States.

   Contract cost decreased $5.4 million (13%) to $35.8 million. The decrease was primarily attributable to (a) a $9.6 million decrease in Africa as a result of reduced construction and specialty services activity in Nigeria; and (b) a $1.6 million decrease in the Middle East as a result of reduced specialty services in Oman; offset by (c) an increase in North American contract cost of $5.2 million as a result of an increase in engineering services in the United States.

   Depreciation and amortization expense increased $.7 million to $3.9 million due to the addition of equipment and spare parts of $7.4 million during the three months ended March 31, 1997.

   General and administrative expenses increased $.1 million to $6.7 million. The increase is primarily a result of an increase in engineering services in the United States offset by a decrease in general and administrative expenses in Africa as a result of reduced construction and specialty services activity in Nigeria.

   Operating income increased $2.4 million (101%) to $4.8 million.
The increase was primarily attributable to (a) a $3.9 million increase in Africa primarily resulting from the realization of certain cost recoveries related to services associated with activities already completed; and (b) a $1.6 million increase in the Middle East primarily due to cost efficiencies realized in the latter stages of a major specialty services contract in Oman; offset by (c) a $1.1 million decrease in South America due to decreased specialty services in Venezuela; and (d) a $1.7 million decrease in Asia primarily due to unrecovered costs associated with delays on the project in Pakistan.

   Interest - net increased to income of approximately $.1 million for the three months ended March 31, 1997, from expense of approximately $.1 million for the comparable period in 1996 due to a decrease in interest expense as a result of a reduction in the amount of borrowings under credit facilities outside the United States.

   Other - net decreased $.5 million to income of $.1 million, primarily due to a decrease in foreign exchange gains.

   The provision for income taxes increased $1.7 million to $2.0 million due to an increase in income tax rates in certain countries and a lesser reduction in 1997 than in 1996 in previous estimates of income taxes in certain countries.

Liquidity and Capital Resources

   The Company's primary requirements for capital are to fund the acquisition, upgrade and maintenance of its equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where the Company perceives growth opportunities and finance the possible acquisition of new businesses and equity investments. Historically the Company has met its capital requirements primarily from operating cash flows.

   Cash and cash equivalents decreased $5.1 million (21%) to $19.0 million at March 31, 1997, from $24.1 million at December 31, 1996. The decrease is due to $7.3 million in net capital expenditures for the purchase of equipment and spare parts, offset by positive cash flows of $1.9 million from operations (net of $4.5 million used by changes in operating assets and liabilities) and $.3 million from financing activities.

   In February 1997, the Company entered into a new five-year $150 million credit agreement, that may be extended annually in one year increments, subject to certain approvals, for up to three years, with a syndicated bank group including ABN AMRO Bank N.V. as agent and Credit Lyonnais as co-agent. The new credit agreement provides for a $100 million revolving credit facility, part of which can be used for acquisitions and equity investments. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Principal is payable at termination on all revolving loans except qualifying acquisition and equity investment loans which are payable quarterly over the remaining life of the new credit agreement. Interest is payable quarterly at prime or other alternative interest rates. A commitment fee is payable quarterly based on an annual rate of 1/4% of the unused portion of the credit facility. The Company's obligations under the new credit agreement are secured by the stock of the principal subsidiaries of the Company. The new credit agreement requires the Company to maintain certain financial ratios, restricts the amount of annual dividend payments to the greater of 25 cents per share or 25% of net income and limits the Company's ability to purchase its own stock.

   The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $10.4 million at March 31, 1997.

   The Company believes that cash flow from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through the end of 1997. The Company estimates capital expenditures for equipment and spare parts of approximately $23 million during 1997.


ITEM  3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable

PART II.   OTHER INFORMATION



Item 1.   Legal Proceedings
-------   -----------------

  Not applicable


Item 2.  Changes in Securities
-------  ---------------------

  Not applicable


Item 3.  Defaults upon Senior Securities
-------  -------------------------------

  Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

  Not applicable

Item 5.  Other Information
-------  -----------------

  Not applicable


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

  (a)   Exhibits:

  The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

         10.1 Credit Agreement dated February 20, 1997, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.1 to the Company's report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the "1996 Form 10-K")).

         10.2 Parent Pledge Agreement dated February 20, 1997, by the Company, in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.2 to the 1996 Form 10-K).

         10.3 Pledge Agreement dated February 20, 1997, by Musketeer Oil B.V., in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.3 to the 1996 Form 10-K).

         10.4 Pledge Agreement dated February 20, 1997, by Willbros USA, Inc., in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.4 to the 1996 Form 10-K).

         10.5 Employment Agreement dated January 1, 1997, by and among Willbros Engineers, Inc., James R. Beasley and the Company (Filed as Exhibit 10.9 to the 1996 Form 10-K).

PART II.   OTHER INFORMATION

-------   --------------------------------

         11      Calculation of Income Per Common and Common
                 Equivalent Share.

         27      Financial Data Schedule.

  (b)    Reports on Form 8-K

         There were no current reports on Form 8-K filed during the three months ended March 31, 1997.

                               SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WILLBROS GROUP, INC.


Date:   May 12, 1997               By:    /s/ Melvin S. Spreitzer
                                      --------------------------------
                                          Melvin F. Spreitzer
                                       Executive Vice President,
                                        Chief Financial Officer,
                                             and Treasurer

                            EXHIBIT INDEX



  The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


   Exhibit
    Number                         Description
-------------    ------------------------------------------------------

     10.1 Credit Agreement dated February 20, 1997, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.1 to the Company's report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the "1996 Form 10-K")).

     10.2 Parent Pledge Agreement dated February 20, 1997, by the Company, in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.2 to the 1996 Form 10-K).

     10.3 Pledge Agreement dated February 20, 1997, by Musketeer Oil B.V., in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.3 to the 1996 Form 10-K).

     10.4 Pledge Agreement dated February 20, 1997, by Willbros USA, Inc., in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.4 to the 1996 Form 10-K).

     10.5 Employment Agreement dated January 1, 1997, by and among Willbros Engineers, Inc., James R. Beasley and the Company (Filed as Exhibit 10.9 to the 1996 Form 10-K).

     11          Computation of Income Per Common and Common Equivalent
                 Share.

     27          Financial Data Schedule.