Form 10-Q
period 1997-06-30
WILLBROS GROUP INC
filed 1997-08-13
CIK 895450

===================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                    --------------------------

                             FORM 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

                                OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to
                                  ------------    ------------

                  Commission file number 1-11953


                       Willbros Group, Inc.
      (Exact name of registrant as specified in its charter)


    Republic of Panama                       98-0160660
(Jurisdiction of incorporation)  (I.R.S. Employer Identification Number)

                      Dresdner Bank Building
                      50th Street, 8th Floor
                         P. O. Box 850048
                   Panama 5, Republic of Panama
                  Telephone No.: (50-7) 263-9282
   (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)


         Edificio Torre Banco Germanico, Calle 50 y 55 Este,
            Apartado 850048, Panama 5, Republic of Panama
  (Former name, former address and former fiscal year, if changed since last report)

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

    The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of August 12, 1997, was 14,393,660.

===================================================================

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)

                                                      June 30,   December 31,
                                                        1997         1996
                                                     ----------   ----------

                                ASSETS
Current assets:
   Cash and cash equivalents                         $   14,090   $   24,118
   Accounts receivable                                   63,557       53,756
   Contract cost and recognized income
    not yet billed                                        3,535        3,643
   Prepaid expenses                                       4,905        3,866
                                                     ----------   ----------
      Total current assets                               86,087       85,383

Spare parts, net                                          5,852        5,724
Property, plant and equipment, net                       59,871       53,445
Other assets                                              4,572        2,913
                                                     ----------   ----------
      Total assets                                   $  156,382   $  147,465
                                                     ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                     $    2,034   $      640
   Accounts payable and accrued liabilities              35,003       32,868
   Accrued income taxes                                   4,983        4,050
   Contract billings in excess of cost
    and recognized income                                 9,254       11,102
                                                     ----------   ----------
      Total current liabilities                          51,274       48,660

Deferred income taxes                                       200          200
Other liabilities                                         6,224        6,219
                                                     ----------   ----------
      Total liabilities                                  57,698       55,079

Stockholders' equity:
   Class A Preferred Stock, par value $.01
    per share, 1,000,000 shares authorized,
    none issued                                               -            -
   Common stock, par value $.05 per share,
    35,000,000 shares authorized; 14,392,166
    shares issued at June 30, 1997 and
    14,385,980 at December 31, 1996                         719          719
   Capital in excess of par value                        55,540       55,475
   Cumulative foreign currency translation
    adjustment                                             (784)        (784)
   Retained earnings                                     45,639       40,160
   Notes receivable for stock purchases                  (2,430)      (3,184)
                                                     ----------   ----------
      Total stockholders' equity                         98,684       92,386
                                                     ----------   ----------
      Total liabilities and stockholders'
       equity                                        $  156,382   $  147,465
                                                     ==========   ==========





    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except share and per share amounts)
                             (Unaudited)


                                  Three Months               Six Months
                                 Ended June 30,            Ended June 30,
                           -----------------------   -----------------------
                              1997          1996         1997         1996
                           ----------   ----------   ----------   ----------

Contract revenues          $   57,280   $   48,977   $  108,445   $  102,456

Operating expenses:
   Contract                    41,155       35,227       76,930       76,431
   Depreciation and
    amortization                4,291        3,440        8,195        6,630
   General and
    administrative              7,219        6,717       13,905       13,273
   Compensation from
    changes in redempt-
    ion value of common
    stock                           -        1,285            -        1,427
                           ----------   ----------   ----------   ----------
                               52,665       46,669       99,030       97,761
                           ----------   ----------   ----------   ----------
      Operating income          4,615        2,308        9,415        4,695

Other income (expense):
   Interest - net                  10           18           68         (122)
   Minority interest             (487)        (288)        (939)        (778)
   Other - net                     36          239          133          809
                           ----------   ----------   ----------   ----------
                                 (441)         (31)        (738)         (91)
                           ----------   ----------   ----------   ----------
      Income before
       income taxes             4,174        2,277        8,677        4,604

Provision for income taxes      1,149          891        3,198        1,174
                           ----------   ----------   ----------   ----------
      Net income           $    3,025   $    1,386   $    5,479   $    3,430
                           ==========   ==========   ==========   ==========

Net income per common and
 common equivalent share   $      .21   $      .05   $      .38    $     .14
                           ==========   ==========   ==========    =========
Weighted average number
 of common and common
 equivalent shares
 outstanding               14,389,572   13,853,434   14,387,776   13,990,321
                           ==========   ==========   ==========   ==========










    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)
                             (Unaudited)


                                                                   Cumulative
                                                       Capital       Foreign
                                 Common Stock         in Excess     Currency
                           -----------------------      of Par    Translation
                            Shares       Par Value      Value      Adjustment
                           ----------   ----------   ----------   -----------

Balance, January 1, 1997   14,385,980   $      719   $   55,475   $     (784)

 Net income                         -            -            -            -

 Collection of notes
  receivable                        -            -            -            -

 Issuance of common stock       6,186            -           65            -
                           ----------   ----------   ----------   ----------
Balance, June 30, 1997     14,392,166   $      719   $   55,540   $     (784)
                           ==========   ==========   ==========   ==========


continued-
                                           Notes
                                        Receivable     Total
                                            for        Stock-
                            Retained       Stock      holders'
                            Earnings     Purchases     Equity
                           ---------    ----------   ---------

Balance, January 1, 1997   $   40,160   $   (3,184)  $   92,386

 Net income                     5,479            -        5,479

 Collection of notes
  receivable                        -          754          754

 Issuance of common stock           -            -           65
                           ----------   ----------   ----------
Balance, June 30, 1997     $   45,639   $   (2,430)  $   98,684
                           ==========   ==========   ==========







    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)


                                                            Six Months
                                                          Ended June 30,
                                                     ----------------------
                                                        1997        1996
                                                     ----------   ---------


Cash flows from operating activities:
   Net income                                        $    5,479   $    3,430
   Reconciliation of net income to cash provided by
    operating activities:
     Depreciation and amortization                        8,195        6,630
     Compensation from changes in redemption value of
      common stock                                            -        1,427
     (Gain) loss on sales and retirements                    29           (5)
     Changes in operating assets and liabilities:
       Accounts receivable                               (9,801)       1,617
       Contract cost and recognized income not
        yet billed                                          108        4,204
       Prepaid expenses and other assets                 (2,698)      (1,181)
       Accounts payable and accrued liabilities           2,135       (4,867)
       Accrued income taxes                                 933       (1,503)
       Contract billings in excess of cost and
        recognized income                                (1,848)        (832)
       Other liabilities                                    209          329
                                                     ----------   ----------
          Cash provided by operating activities           2,741        9,249

Cash flows from investing activities:
   Proceeds from sales of property and equipment             62          216
   Purchase of property and equipment                   (11,904)     (10,408)
   Purchase of spare parts                               (2,936)      (2,869)
                                                     ----------   ----------
          Cash used in investing activities             (14,778)     (13,061)

Cash flows from financing activities:
   Proceeds from notes payable to banks                   1,682       10,831
   Collection of notes receivable for
    stock purchases                                         754          908
   Proceeds from common stock                                65          229
   Proceeds from long-term debt                               -        1,401
   Repayment of notes payable to banks                     (259)      (9,139)
   Repayment of notes payable to former
    shareholders                                           (233)           -
   Purchase of treasury stock                                 -       (2,531)
   Payment of dividends on preferred stock                    -       (1,448)
                                                     ----------   ----------
          Cash provided by financing activities           2,009          251
                                                     ----------   ----------
Cash used in all activities                             (10,028)      (3,561)
Cash and cash equivalents, beginning of period           24,118       19,859
                                                     ----------   ----------
Cash and cash equivalents, end of period             $   14,090   $   16,298
                                                     ==========   ==========






    See accompanying notes to condensed consolidated financial statements.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands)
                            (Unaudited)




1.  Basis of Presentation

   The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 1997, and for all interim periods presented. All adjustments are normal recurring accruals.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997, are not necessarily indicative of the operating results to be achieved for the full year.

2.  Foreign Exchange Risk

    The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenues with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenues with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The unrealized gains or losses on financial instruments used to hedge currency risk are deferred and recognized when realized as an adjustment to contract revenues. At June 30, 1997, the Company had forward sales contracts on 9,450 German marks expiring at various dates through December 30, 1997, with unrealized gains of approximately $346.

3.  Recent Pronouncement

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. If the provisions of SFAS No. 128 had been adopted in the first half of 1997, earnings per share for all interim periods presented would not have changed.

                        WILLBROS GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                           (In Thousands)
                             (Unaudited)


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

   Certain post contract completion audits and reviews are being conducted by clients and/or government entities. While there can be no assurance that claims will not be received as a result of such audits and reviews, management does not believe a legitimate basis for any material claims exists. At the present time it is not possible for management to estimate the likelihood of such claims being asserted or, if asserted, the amount or nature thereof.

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

   The Company derives its revenues from contracts with durations which vary from a few weeks to several months or in some cases, more than a year. Unit-price contracts provide relatively even quarterly results; however, major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the nature of the work and the method by which revenues are recognized. These financial factors, as well as external factors such as weather, client needs, client delays in providing approvals, labor availability, government regulation and politics may affect the progress of a project's completion and thus the timing of revenue recognition. The Company believes that its operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

   The Company recognizes anticipated contract revenue as backlog when the award of a contract is reasonably assured. Anticipated revenues from post contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, are not added to backlog until their realization is assured. Backlog increased $55.2 million (38%) to $201.9 million during the quarter ended June 30, 1997. The increase consists of increases in backlog of $42.3 million in South America, $20.1 million in Africa and $13.4 million in Asia, offset by decreases in backlog of $17.5 million in North America and $3.1 million in the Middle East. Additions to backlog during the quarter ended June 30, 1997, consisted of $112.4 million of new contract awards in Africa, the Middle East, North America, Asia, and South America, representing $103.3 million in construction services, $5.7 million in specialty services and $3.4 million in engineering services.

Results of Operations

  Three Months Ended June 30, 1997, Compared to Three Months Ended
  June 30, 1996

   Contract revenues increased $8.3 million (17%) to $57.3 million. The increase consisted of (a) an increase of $13.8 million in North America for engineering services including $7.5 million for work on a proposed major pipeline expansion project and $5.9 million related to engineering and procurement for a 45 mile (75 kilometer) 24 inch gas pipeline in the United States and Mexico; offset by (b) a decrease of $1.9 million in Africa due to a $6.0 million decrease in specialty services which resulted from reduced coating, flowline, and leak repair work, offset by a $4.1 million increase in construction attributable to work on a river crossing for a 24 inch pipeline; (c) a $1.5 million decrease in South America consisting of a $4.0 million decrease in specialty services revenue due to completion of two services contracts in 1996, offset by a $2.5 million increase in construction revenue related to marine construction contracts; (d) a $.6 million decrease in Asia due primarily to a decrease of $5.5 million resulting from the substantial completion of the materials procurement services portion of a project in Pakistan, offset by construction revenues of $5.3 million from work performed on an 85 mile (135 kilometer) gas pipeline and station in Sumatra; and (e) a decrease of $1.5 million in the Middle East due to a $2.5 million decrease in maintenance and mechanical services work, offset by a $1.0 million increase in construction revenue related to the construction of a 26 mile (42 kilometer) 10 inch pipeline.

   Contract cost increased $5.9 million (17%) to $41.2 million.
The increase consisted of (a) a $13.2 million increase in North America due to increased engineering services work; (b) a $2.0 million increase in South America due to increased construction costs related to marine construction contracts; offset by (c) a decrease of $4.4 million in Africa due to a decrease in specialty services work and a decrease in construction contract costs; (d) a decrease of $2.6 million in Asia due to the substantial completion of the materials procurement services portion of a project in Pakistan, offset by an increase in construction costs due to work performed in Sumatra; and (e) a decrease of $2.3 million in the Middle East due primarily to a decrease in specialty services work, offset by an increase in construction services costs.

   Depreciation and amortization increased $.9 million to $4.3 million, due to additions made to the equipment fleet to prepare for new contracts.

   General and administrative expense increased $.5 million to $7.2 million, due primarily to (a) an increase in North America to support increased engineering services in the United States; and
(b) an increase in Asia to support increased activity in Indonesia.

   Compensation from changes in redemption value of common stock decreased $1.3 million to zero because the Company's stock redemption obligations terminated in the fourth quarter of 1996.

   Operating income increased $2.3 million (100%) to $4.6 million. The increase was primarily attributable to (a) a $2.3 million increase in Africa which included an increase in income from several construction contracts, offset by a decrease in income from specialty services; (b) a $1.4 million increase in Asia due to work performed in Sumatra; (c) a $1.0 million increase in the Middle East primarily due to specialty services work in Oman; (d) a $1.2 million increase in North America due to increased engineering services work and reduction of compensation from changes in redemption value of common stock; offset by (e) a $3.6 million decrease in South America due to decreased specialty services in Venezuela.

   Other - net decreased $.2 million, due primarily to a reduction in foreign exchange gains.

   Provision for income taxes increased $.3 million to $1.1 million. The increase was due primarily to an increase in taxable income and tax rates in certain work countries.

  Six Months Ended June 30, 1997, Compared to Six Months Ended June
  30, 1996

   Contract revenues increased $5.9 million (6%) to $108.4 million. The increase consisted of (a) an increase of $19.9 million in North America for engineering services including $10.0 million for work on a proposed major pipeline expansion project and $6.1 million related to engineering and procurement for a 45 mile (75 kilometer) 24 inch gas pipeline in the United States and Mexico; offset by (b) a decrease of $8.2 million in Africa due to a $16.4 million decrease in specialty services which resulted from reduced coating, flowline and leak repair work, offset by an $8.2 million increase in construction revenue attributable to work on a river crossing for a 24 inch pipeline; (c) a $2.0 million decrease in South America consisting of a $7.6 million decrease in specialty services revenue due to completion of two services contracts in 1996 offset by a $5.6 million increase in construction revenue related to marine construction contracts; (d) a $2.3 million decrease in Asia due primarily to a decrease of $8.3 million resulting from the substantial completion of the materials procurement services portion of a project in Pakistan, offset by construction revenues of $6.7 million from work performed on an 85 mile (135 kilometer) gas pipeline and station in Sumatra; and (e) a decrease of $1.5 million in the Middle East due to decreased specialty services work.

   Contract cost increased $.5 million (1%) to $76.9 million. The increase was due to (a) an $18.4 million increase in North America due to increased engineering services; (b) a $2.3 million increase in South America due to increased construction costs related to marine construction contracts; offset by (c) a $13.9 million reduction in Africa related to reduced specialty services work in Nigeria; (d) a $3.9 million decrease in the Middle East due to decreased specialty services work; and (e) a $2.4 million reduction in Asia due to substantial completion of the materials procurement services portion of a project in Pakistan, offset by an increase in construction costs due to work performed in Sumatra.

   Depreciation and amortization increased $1.6 million to $8.2 million, due to additions made to the equipment fleet to prepare for new contracts.

   General and administrative expense increased $.6 million to $13.9 million, due primarily to (a) staff additions required by a program undertaken to expand support functions of the corporate administrative office; (b) an increase in North America work country general and administrative expense to support increased engineering services in the United States; offset by (c) a reduction of general and administrative expense in Africa as a result of reduced activity.

   Compensation from changes in redemption value of common stock decreased $1.4 million to zero because the Company's stock redemption obligations terminated in the fourth quarter of 1996.

   Operating income increased $4.7 million (100%) to $9.4 million. The increase was primarily attributable to (a) a $6.1 million increase in Africa primarily resulting from the realization of certain cost recoveries related to services associated with activities already completed; (b) a $2.7 million increase in the Middle East due in part to a favorable winding up of a specialty services contract; (c) a $1.1 million increase in North America due to increased engineering services and reduction of compensation from changes in redemption value of common stock; offset by (d) a $4.7 million decrease in South America due to decreased specialty services in Venezuela.

   Net interest income (expense) increased $.2 million to income of $.1 million, due to reduced interest expense on borrowings under foreign credit lines.

   Other income (expense) decreased $.7 million to $.1 million, due primarily to a reduction in foreign exchange gains.

   Provision for income taxes increased $2.0 million to $3.2 million. The increase was due primarily to an increase in taxable income and in tax rates in certain work countries and a lesser reduction in 1997 than in 1996 in previous estimates of income taxes in certain countries.

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

   Cash and cash equivalents decreased $10.0 million (42%) to $14.1 million at June 30, 1997, from $24.1 million at December 31, 1996. The decrease is due to $14.7 million in net capital expenditures for the purchase of equipment and spare parts, offset by positive cash flows of $2.7 million from operations (net of $11.0 million used by changes in operating assets and liabilities) and $2.0 million from financing activities.

   In February 1997, the Company entered into a new five-year $150 million credit agreement, that may be extended annually in one year increments, subject to certain approvals, for up to an additional three years, with a syndicated bank group including ABN AMRO Bank N.V. as agent and Credit Lyonnais as co-agent. The new credit agreement provides for a $100 million revolving credit facility, part of which can be used for acquisitions and equity investments. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Principal is payable at termination on all revolving loans except qualifying acquisition and equity investment loans which are payable quarterly over the remaining life of the new credit agreement. Interest is payable quarterly at prime or other alternative interest rates. A commitment fee is payable quarterly based on an annual rate of 1/4% of the unused portion of the credit facility. The Company's obligations under the new credit agreement are secured by the stock of the principal subsidiaries of the Company. The new credit agreement requires the Company to maintain certain financial ratios, restricts the amount of annual dividend payments to the greater of 25 cents per share or 25% of net income and limits the Company's ability to purchase its own stock. Credit available under this facility was approximately $106.8 million at June 30, 1997.

   The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities was approximately $8.5 million at June 30, 1997.

   The Company believes that cash flow from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through the end of 1997. The Company estimates capital expenditures for equipment and spare parts of approximately $46 million during 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable

PART II. OTHER INFORMATION



Item 1.   Legal Proceedings
------    -----------------

  Not applicable


Item 2.   Changes in Securities
------    ---------------------

  Not applicable


Item 3.   Defaults upon Senior Securities
-------   -------------------------------

  Not applicable


Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

  The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 2, 1997, in Panama City, Panama. At the Annual Meeting, the stockholders of the Company elected (a) Melvin F. Spreitzer, M. Kieth Phillips and Peter A. Leidel as Class I directors of the Company for three-year terms and (b) Gary L. Bracken as a Class III director of the Company for a two-year term. The stockholders also considered and approved the appointment of KPMG Peat Marwick as the independent auditors of the Company for the fiscal year ending December 31, 1997.

  There were present at the Annual Meeting, in person or by proxy, stockholders holding 13,109,224 shares of the common stock of the Company, or 91.1% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

                                                Votes
                                   Votes     Against or    Abstent-   Broker
                                    For       Withheld      tions    Non-Votes
                                ----------    --------     -------  ----------
  1.   Election of Directors:

     Melvin F. Spreitzer        13,050,554     58,670       -0-        -0-

     Peter A. Leidel            13,076,054     33,170       -0-        -0-

     M. Kieth Phillips          13,053,554     55,670       -0-        -0-

     Gary L. Bracken            13,076,054     33,170       -0-        -0-

  2.   Ratification of KPMG
       Peat Marwick as inde-
       pendent auditors of the
       Company for fiscal
       1997                     13,049,172      6,736    53,316        -0-

Item 5.   Other Information
------    -----------------

  Not applicable


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

  (a)   Exhibits:

  The following documents are included as exhibits to this Form 10-Q

        11    Calculation of Income Per Common and Common
              Equivalent Share.

        27    Financial Data Schedule.

  (b)   Reports on Form 8-K

        There were no current reports on Form 8-K filed during the three months ended June 30, 1997.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WILLBROS GROUP, INC.


Date: August 13, 1997              By:  /s/ Melvin F. Spreitzer
                                      -----------------------------
                                           Melvin F. Spreitzer
                                        Executive Vice President,
                                         Chief Financial Officer,
                                             and Treasurer

                            EXHIBIT INDEX




  The following documents are included as exhibits to this Form 10-Q


    Exhibit
    Number                          Description
   -------         -----------------------------------------------

     11            Computation of Income Per Common and Common
                   Equivalent Share.

     27            Financial Data Schedule.