Form 10-Q
period 1997-09-30
WILLBROS GROUP INC
filed 1997-11-12
CIK 895450

    ===========================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
              ---------------------------------------

                             FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ----------  ----------

                  Commission file number 1-11953


                       Willbros Group, Inc.
      (Exact name of registrant as specified in its charter)

    Republic of Panama                       98-0160660
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


                           NOT APPLICABLE
    ---------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes      X         No
                            -------           -------

    The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of November 10, 1997, was 14,989,216.

===================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)

                                                     September 30,  December 31,
                                                          1997          1996
                                                     -------------  -----------
                                ASSETS

Current assets:
   Cash and cash equivalents                           $   21,673    $   24,118
   Accounts receivable                                     68,205        53,756
   Contract cost and recognized income
    not yet billed                                          7,332         3,643
   Prepaid expenses                                         4,402         3,866
                                                       ----------    ----------
         Total current assets                             101,612        85,383

Spare parts, net                                            6,662         5,724
Property, plant and equipment, net                         68,509        53,445
Other assets                                                6,302         2,913
                                                       ----------    ----------
         Total assets                                  $  183,085    $  147,465
                                                       ==========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                       $    1,880    $      640
   Accounts payable and accrued liabilities                38,999        32,868
   Accrued income taxes                                     4,479         4,050
   Contract billings in excess of cost and
    recognized income                                      28,875        11,102
                                                       ----------    ----------
         Total current liabilities                         74,233        48,660

Deferred income taxes                                         200           200
Other liabilities                                           6,160         6,219
                                                       ----------    ----------
         Total liabilities                                 80,593        55,079

Stockholders' equity:
   Class A Preferred Stock, par value $.01 per share,
    1,000,000 shares authorized, none issued                    -             -
   Common stock, par value $.05 per share, 35,000,000
    shares authorized; 14,395,826 shares issued at
    September 30, 1997 and 14,385,980 at December
    31, 1996                                                  719           719
   Capital in excess of par value                          55,599        55,475
   Cumulative foreign currency translation adjustment      (1,028)         (784)
   Retained earnings                                       49,522        40,160
   Notes receivable for stock purchases                    (2,320)       (3,184)
                                                       ----------    ----------
         Total stockholders' equity                       102,492        92,386
                                                       ----------    ----------
         Total liabilities and stockholders' equity    $  183,085    $  147,465
                                                       ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
          (In thousands, except share and per share amounts)
                             (Unaudited)


                                   Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                              ----------------------    -----------------------
                                 1997         1996         1997          1996
                              ---------    ---------    ---------     ---------

Contract revenues            $   72,815   $   47,407   $  181,260    $  149,863

Operating expenses:
   Contract                      55,469       34,457      132,399       110,888
   Depreciation and
    amortization                  4,807        3,550       13,002        10,180
   General and administrative     7,295        6,204       21,200        19,477
   Compensation from changes
    in redemption value of
    common stock                      -        4,695            -         6,122
                             ----------   ----------   ----------    ----------
                                 67,571       48,906      166,601       146,667
                             ----------   ----------   ----------    ----------
         Operating income
          (loss)                  5,244       (1,499)      14,659         3,196

Other income (expense):
   Interest - net                   197         (100)         265          (222)
   Minority interest               (479)        (824)      (1,418)       (1,602)
   Other - net                       33          (63)         166           746
                             ----------   ----------   ----------    ----------
                                   (249)        (987)        (987)       (1,078)
                             ----------   ----------   ----------    ----------
         Income (loss) before
          income taxes            4,995       (2,486)      13,672         2,118

Provision for income taxes        1,112          355        4,310         1,529
                             ----------   ----------   ----------    ----------
         Net income
          (loss)             $    3,883   $   (2,841)  $    9,362    $      589
                             ==========   ==========   ==========    ==========

Net income (loss) per
 common and common
 equivalent share            $      .27   $     (.20)  $      .65    $     (.06)
                             ==========   ==========   ==========    ==========
Weighted average number
 of common and common
 equivalent shares
 outstanding                 14,394,633   14,210,653   14,390,062    14,063,758
                             ==========   ==========   ==========    ==========

    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)
                             (Unaudited)



                                                                      Cumulative
                                                        Capital        Foreign
                                  Common Stock         in Excess      Currency
                             -----------------------    of Par       Translation
                               Shares     Par Value      Value       Adjustment
                             ----------   ----------   ----------    ----------

Balance, January 1, 1997     14,385,980   $      719   $   55,475    $     (784)

 Net income                           -            -            -             -

 Collection of notes
  receivable                          -            -            -             -

 Issuance of common
  stock                           9,846            -          124             -

 Foreign currency translation
  adjustment                          -            -            -          (244)
                             ----------   ----------   ----------    ----------

Balance, September 30,
 1997                        14,395,826   $      719   $   55,599    $   (1,028)
                             ==========   ==========   ==========    ==========


continued-

                                                        Notes
                                                      Receivable       Total
                                                          for          Stock-
                                           Retained      Stock        holders'
                                           Earnings    Purchases       Equity
                                          ----------   ----------    ---------

Balance, January 1, 1997                  $   40,160   $   (3,184)   $   92,386

 Net income                                    9,362            -         9,362

 Collection of notes
  receivable                                       -          864           864

 Issuance of common
  stock                                            -            -           124

 Foreign currency translation
  adjustment                                       -            -          (244)
                                          ----------   ----------    ----------

Balance, September 30,
 1997                                     $   49,522   $   (2,320)   $  102,492
                                          ==========   ==========    ==========

    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)



                                                               Nine Months
                                                           Ended September 30,
                                                       ------------------------
                                                          1997         1996
                                                       ----------    ----------

Cash flows from operating activities:
   Net income                                          $    9,362    $      589
   Reconciliation of net income to cash
    provided by operating activities:
     Depreciation and amortization                         13,002        10,180
     Compensation from changes in redemption
      value of common stock                                     -         6,122
     Loss on sales and retirements                            243            64
     Changes in operating assets and liabilities:
       Accounts receivable                                (14,449)         (765)
       Contract cost and recognized income not
        yet billed                                         (3,689)        7,031
       Prepaid expenses and other assets                   (3,925)       (4,403)
       Accounts payable and accrued liabilities             6,131        (8,409)
       Accrued income taxes                                   429        (1,860)
       Contract billings in excess of cost and
        recognized income                                  17,773         1,980
       Other liabilities                                      291           477
                                                       ----------    ----------
         Cash provided by operating activities             25,168        11,006

Cash flows from investing activities:
   Proceeds from sales of property and equipment               65           511
   Purchase of property and equipment                     (23,902)      (11,048)
   Purchase of spare parts                                 (5,410)       (4,845)
                                                       ----------    ----------
         Cash used in investing activities                (29,247)      (15,382)

Cash flows from financing activities:
   Proceeds from notes payable to banks                     2,482        14,440
   Collection of notes receivable for stock purchases         864           908
   Proceeds from common stock                                 124         3,270
   Repayment of notes payable to banks                     (1,242)      (11,657)
   Repayment of notes payable to former shareholders         (350)            -
   Purchase of treasury stock                                   -        (2,531)
   Payment of dividends on preferred stock                      -        (1,448)
                                                       ----------    ----------
         Cash provided by financing activities              1,878         2,982

Effect of exchange rate changes on cash and
 cash equivalents                                            (244)            -
                                                       ----------    ----------
Cash used in all activities                                (2,445)       (1,394)
Cash and cash equivalents, beginning of period             24,118        19,859
                                                       ----------    ----------
Cash and cash equivalents, end of period               $   21,673    $   18,465
                                                       ==========    ==========

    See accompanying notes to condensed consolidated financial statements.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share amounts)
                            (Unaudited)




1. Basis of Presentation

   The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1997, and for all interim periods presented. All adjustments are normal recurring accruals.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997, are not necessarily indicative of the operating results to be achieved for the full year.

2. Foreign Exchange Risk

   The Company attempts to negotiate contracts which provide for payment in U. S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenues with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenues with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The unrealized gains or losses on financial instruments used to hedge currency risk are deferred and recognized when realized as an adjustment to contract revenue. At September 30, 1997, the Company had forward sales contracts on 3,500 German marks expiring at various dates through December 30, 1997, with unrealized gains of approximately $71.

3. Recent Pronouncement

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. If the provisions of SFAS No. 128 had been adopted in the first nine months of 1997, earnings per share for all interim periods presented would not have changed.

4. Subsequent Event

   A secondary offering of the Company's common stock was completed in October 1997, with the sale of 4,528,250 shares of common stock, consisting of 590,641 newly issued shares resulting in net proceeds to the Company of $11,698 before offering costs, and 3,937,609 shares sold by certain stockholders of the Company for which the Company did not receive any proceeds. Subsequent to the offering there were 14,986,675 shares of common stock outstanding.

                       WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (In thousands, except share amounts)
                            (Unaudited)



5. Contingencies, Commitments and Other Circumstances

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

   The Company recognizes anticipated contract revenue as backlog when the award of a contract is reasonably assured. Anticipated revenues from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, are not added to backlog until their realization is assured. Backlog decreased $42.8 million (21%) to $159.1 million during the quarter ended September 30, 1997. The decrease consisted of decreases in backlog of $14.5 million in North America, $14.2 million in Asia, $9.4 million in Africa, and $5.3 million in South America, offset by an increase in backlog of $.6 million in the Middle East. Additions to backlog during the quarter ended September 30, 1997, consisted of $30.1 million of new contract awards in Africa, the Middle East, North America, Asia, and South America, representing $15.8 million in engineering services, $9.8 million in specialty services and $4.5 million in construction services.

Results of Operations

  Three Months Ended September 30, 1997, Compared to Three Months
  Ended September 30, 1996

   Contract revenues increased $25.5 million (54%) to $72.9 million. The increase consisted of (a) an increase of $19.1 million in North America for engineering services, including $10.2 million related to engineering, procurement and construction for a 45 mile (75 kilometer) 24 inch gas pipeline in the United States and Mexico and $5.3 million for work on a proposed major pipeline expansion project; (b) a $5.8 million increase in South America due to a $7.6 million increase in construction services revenue from increased marine construction and initial work on construction of 120 miles (200 kilometers) each of 36 inch and 20 inch pipelines in Venezuela, offset by a $1.8 million decrease in specialty services revenue; (c) a $2.2 million increase in Asia resulting from an increase of $10.9 million primarily from work performed on the construction of an 85 mile (135 kilometer) gas pipeline and station in Indonesia, offset by reductions in construction and engineering revenue totaling $8.7 million due to the substantial completion of a project in Pakistan; offset by (d) a decrease of $1.3 million in Africa due primarily to decreases in construction services; and (e) a decrease of $.3 million in the Middle East attributable to a $2.5 million decrease in maintenance and mechanical services work, offset by a $2.2 million increase in construction revenue related to the construction of a 25 mile (40 kilometer) 10 inch pipeline.

   Contract cost increased $21.1 million (61%) to $55.5 million. The increase consisted of (a) a $17.1 million increase in North America resulting from increased engineering services work; (b) a $7.2 million increase in South America from increased construction services; offset by (c) a decrease of $1.4 million in Asia due to a reduction of $6.9 million attributable to the substantial completion of a project in Pakistan, offset by an increase of $5.5 million resulting from work performed in Indonesia; (d) a decrease of $1.0 million in the Middle East due primarily to a decrease in specialty services work; and (e) a decrease of $.8 million in Africa due primarily to a decrease in specialty services work.

   Depreciation and amortization increased $1.2 million to $4.8 million, due to additions made to the equipment fleet to prepare for new contracts.

   General and administrative expense increased $1.1 million to $7.3 million to support the growth in worldwide activities.

   Compensation from changes in redemption value of common stock decreased $4.7 million to zero because the Company's stock redemption obligations terminated in the fourth quarter of 1996.

   Operating income increased $6.7 million to $5.2 million from an operating loss of $1.5 million in 1996. The increase was attributable to (a) a $3.9 million increase in North America resulting from increased engineering services work and reduction of compensation from changes in redemption value of common stock; (b) a $3.2 million increase in Asia from work performed in Indonesia, offset by anticipated additional cost overruns and delay in settlement of certain project cost recoveries on a project in Pakistan; (c) a $1.5 million increase in the Middle East primarily due to construction services work in Oman; offset by (d) a $1.8 million decrease in South America due to decreased specialty services in Venezuela, and (e) a $.1 million decrease in Africa.

   Interest - net increased to income of $.2 million from expense of $.1 million due to reduced borrowings under foreign credit lines.

   Minority interest decreased $.3 million to $.5 million due to a reduction in activity in certain work countries.

   Provision for income taxes increased $.8 million to $1.1 million. The increase was due primarily to increases in taxable income and in tax rates in certain work countries and a lesser reduction in 1997 than in 1996 in previous estimates of income taxes in certain work countries.

  Nine Months Ended September 30, 1997, Compared to Nine Months
  Ended September 30, 1996

   Contract revenues increased $31.4 million (21%) to $181.3 million. The increase consisted of (a) an increase of $38.8 million in North America for engineering services including $16.3 million related to engineering, procurement and construction for a 45 mile (75 kilometer) 24 inch gas pipeline in the United States and Mexico and $15.3 million for work on a proposed major pipeline expansion project; (b) a $3.8 million increase in South America attributable to a $13.0 million increase in construction revenue from increased marine construction and initial work on construction of 120 miles (200 kilometers) each of 36 inch and 20 inch pipelines in Venezuela, offset by a $9.2 million decrease in specialty services revenue due primarily to completion of two services contracts in 1996; (c) a $.1 million increase in Asia due to an increase of $17.6 million resulting primarily from work performed on an 85 mile (135 kilometer) gas pipeline and station in Indonesia, offset primarily by a decrease of $16.9 million due to the substantial completion of a project in Pakistan; offset by (d) a decrease of $9.5 million in Africa due to a $15.8 million decrease in specialty services which resulting from reduced coating, flowline and leak repair work, offset by a $6.3 million increase in construction revenue attributable primarily to work on a river crossing for a 24 inch pipeline; and (e) a decrease of $1.8 million in the Middle East due to a $5.1 million decrease in specialty services work, offset by a $3.3 million increase in construction revenue related to the construction of a 25 mile (40 kilometer) 10 inch pipeline.

   Contract cost increased $21.5 million (19%) to $132.4 million. The increase consisted of (a) a $33.0 million increase in North America from increased engineering services; (b) a $9.6 million increase in South America due to increased construction services; offset by (c) a $14.3 million reduction in Africa related to reduced specialty services work in Nigeria; (d) a $4.9 million decrease in the Middle East due to decreased specialty services work; and (e) a $1.9 million reduction in Asia including a $13.0 million decrease attibutable to the substantial completion of a project in Pakistan, offset by an increase of $11.1 million resulting from work performed in Indonesia.

   Depreciation and amortization increased $2.8 million to $13.0 million, due to additions made to the equipment fleet to prepare for new contracts.

   General and administrative expense increased $1.7 million to $21.2 million to support the growth in worldwide activities.

   Compensation from changes in redemption value of common stock decreased $6.1 million to zero because the Company's stock redemption obligations terminated in the fourth quarter of 1996.

   Operating income increased $11.5 million (359%) to $14.7 million. The increase was attributable to (a) a $7.5 million increase in North America due to increased engineering services and reduction of compensation from changes in redemption value of common stock; (b) a $5.5 million increase in Africa primarily resulting from the realization of certain cost recoveries related to services associated with activities already completed; (c) a $4.2 million increase in the Middle East due in part to a favorable winding up of a specialty services contract and increased construction services; (d) a $.9 million increase in Asia consisting of an increase of $4.1 million from work performed in Indonesia, and a decrease of $3.2 million resulting from cost overruns and delay of settlement of certain cost recoveries on a project in Pakistan; offset by (e) a $6.6 million decrease in South America due to decreased specialty services in Venezuela.

   Interest - net increased $.5 million to income of $.3 million, due to reduced borrowings under foreign credit lines.

   Minority interest decreased $.2 million to $1.4 million due to a reduction in activity in certain work countries.

   Other - net decreased $.6 million to $.1 million, due primarily to a reduction in foreign exchange gains.

   Provision for income taxes increased $2.8 million to $4.3 million. The increase was due primarily to increases in taxable income and in tax rates in certain work countries and a lesser reduction in 1997 than in 1996 in previous estimates of income taxes in certain countries.


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

   Cash and cash equivalents decreased $2.4 million (10%) to $21.7 million at September 30, 1997, from $24.1 million at December 31, 1996. The decrease is due to $29.2 million in net capital expenditures for the purchase of equipment and spare parts and a $.2 million reduction due to foreign currency translation adjustments, offset by positive cash flows of $25.2 million from operations (including $2.6 million provided by changes in operating assets and liabilities) and $1.8 million from financing activities.

   In February 1997, the Company entered into a new five-year $150 million credit agreement, that may be extended annually in one year increments, subject to certain approvals, for up to an additional three years, with a syndicated bank group including ABN AMRO Bank N.V. as agent and Credit Lyonnais New York Branch, as co-agent.
The new credit agreement provides for a $100 million revolving credit facility, part of which can be used for acquisitions and equity investments. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Principal is payable at termination on all revolving loans except qualifying acquisition and equity investment loans which are payable quarterly over the remaining life of the new credit agreement. Interest is payable quarterly at prime or other alternative interest rates. A commitment fee is payable quarterly based on an annual rate of 1/4% of the unused portion of the credit facility. The Company's obligations under the new credit agreement are secured by the stock of the principal subsidiaries of the Company. The new credit agreement requires the Company to maintain certain financial ratios, restricts the amount of annual dividend payments to the greater of 25 cents per share or 25% of net income and limits the Company's ability to purchase its own stock. At September 30, 1997, outstanding letters of credit totaled $39.3 million and there were no borrowings, leaving $110.7 million available under this facility.

   The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities was approximately $9.8 million at September 30, 1997.

   The Company believes that cash flow from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through the end of 1998. The Company estimates capital expenditures for equipment and spare parts of approximately $46 million during 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable

PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
-------  -----------------

  Not applicable


Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

  Not applicable


Item 3.  Defaults upon Senior Securities
-------  -------------------------------

  Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

  Not applicable


Item 5.  Other Information
-------  -----------------

  Not applicable


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

  (a)   Exhibits:

  The following documents are included as exhibits to this Form 10-Q

        11    Computation of Income (Loss) Per Common and Common
              Equivalent Share.

        27    Financial Data Schedule.

  (b)   Reports on Form 8-K

        There were no current reports on Form 8-K filed during the three months ended September 30, 1997.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WILLBROS GROUP, INC.


Date:  November 12, 1997           By:   /s/ Melvin F. Spreitzer
                                      -----------------------------
                                           Melvin F. Spreitzer
                                        Executive Vice President,
                                         Chief Financial Officer,
                                             and Treasurer

                           EXHIBIT INDEX




  The following documents are included as exhibits to this Form 10-Q


   Exhibit
    Number                          Description
   -------          ------------------------------------------------------------

     11             Computation of Income (Loss) Per Common and Common
                    Equivalent Share.

     27             Financial Data Schedule.