Form 10-K
period 1997-12-31
WILLBROS GROUP INC
filed 1998-03-27
CIK 895450

=============================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                   --------------------------

                            FORM 10-K
(Mark One)
     X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997

                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from -------------- to --------------

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

   Securities registered pursuant to Section 12(b) of the Act:
                                       Name of each exchange
       Title of each class              on which registered
    -------------------------        -------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                               -----

     As of March 18, 1998, 15,005,280 shares of the Registrant's
Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately
$214,408,480.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the Registrant's Proxy Statement for the  Annual
Meeting of Stockholders to be held May 4, 1998, are incorporated by reference into Part III of this Form 10-K.

=================================================================

                      WILLBROS GROUP, INC.
                            FORM 10-K
                  YEAR ENDED DECEMBER 31, 1997
                        TABLE OF CONTENTS
                                                             Page
                                                           -------
                             PART I
Items 1
 and 2.   Business and Properties                             4

Item 3.   Legal Proceedings                                  24

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   24

Item 4A.  Executive Officers of the Registrant               24

                             PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters                    27

Item 6.   Selected Financial Data                            27

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      27

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk                                        27

Item 8.   Financial Statements and Supplementary Data        27

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure             27

                            PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                         27

Item 11.  Executive Compensation                             28

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                              28

Item 13.  Certain Relationships and Related Transactions     28

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K.                           28

Signatures                                                   31

                   Forward-Looking Statements


  This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil and gas prices and demand, expansion and other development trends of the oil and gas industry, business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.
However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations including the timely award of one or more projects; exceeding project cost and scheduled targets; failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project; identifying and acquiring suitable acquisition targets on reasonable terms; the demand for energy diminishing; political circumstances impeding the progress of work; general economic, market or business conditions; changes in laws or regulations;
the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

                             PART I


Items 1 and 2. Business and Properties

General

  Willbros Group, Inc. ("the Company") is one of the leading independent contractors serving the oil and gas industry, providing construction, engineering and specialty services to industry and government entities worldwide. The Company places particular emphasis on projects in developing countries where the Company believes its experience gives it a competitive advantage. The Company's construction services include the building and replacement of major pipelines and gathering systems, flow stations, pump stations, gas compressor stations, gas processing facilities, oil and gas production facilities, piers, dock facilities and bridges. The Company's engineering services include feasibility studies, conceptual and detailed design, field services, material procurement and overall project management. The Company's specialty services include dredging, pipe coating, pipe double jointing, removal and installation of flowlines, fabrication of piles and platforms, maintenance and repair of pipelines, stations and other facilities, pipeline rehabilitation, general oilfield services and transport of oilfield equipment, rigs and vessels. The Company's backlog was $135.8 million at December 31, 1997, compared to $108.8 million at December 31, 1996.

  The Company provides its services utilizing a large fleet of Company-owned equipment comprised of, among other things, marine vessels, barges, dredges, pipelaying equipment, heavy construction equipment, transportation equipment and camp equipment. At December 31, 1997, the Company had approximately 785 units of heavy construction equipment, 1,146 units of transportation equipment and 5,207 units of support equipment. The Company's equipment fleet is supported by warehouses of spare parts and tools which are located to maximize availability and minimize cost.

  The Company traces its roots to the construction business of Williams Brothers Company, founded in 1908. Through successors to that business, Willbros has completed many landmark projects around the world, including the "Big Inch" and "Little Big Inch" War Emergency Pipelines (1942-44), the Mid-America Pipeline
(1960), the TransNiger Pipeline (1962-64), the Trans-Ecuadorian Pipeline (1970-72), the northernmost portion of the Trans-Alaskan Pipeline System (1974-76), the All American Pipeline System (1984-
86), Colombia's Alto Magdalena Pipeline System (1989-90) and a portion of the Pacific Gas Transmission System expansion (1992-
93).

  Over the years, Willbros has been employed by more than 400 clients to carry out work in over 50 countries. Within the past 10 years, Willbros has worked in Africa, Asia, the Middle East, North America and South America. Willbros' relatively steady base of ongoing construction, engineering and specialty services operations in Nigeria, Oman, the United States and Venezuela has been enhanced by major construction and engineering projects in Abu Dhabi, Colombia, Egypt, Gabon, Indonesia, Kuwait, Morocco, Nigeria, Oman, Pakistan, the United States and Venezuela.

  Representative clients (or affiliates of clients) of the Company include Royal Dutch Shell; Asamera (Overseas) Limited; Bilfinger & Berger; Conoco; Chevron; Kuwait Oil Company; Abu Dhabi National Oil Company; U.S. Army; U.S. Navy; Pacific Gas & Electric; Petroleum Development Oman; Enron; El Paso Energy; Petroleos de Venezuela S.A. ("PDVSA"); Occidental Petroleum; Duke Energy; Great Lakes Gas Transmission Company; E.N.I.; The Williams Companies; Nigerian National Petroleum Corporation ("NNPC"); and the Pak-Arab Refinery, Ltd. ("PARCO"). Private sector clients such as Royal Dutch Shell have historically accounted for the majority of the Company's revenues. Government entities and agencies, such as Kuwait Oil Company, U.S. Army, U.S. Navy, NNPC and PDVSA, have accounted for the remainder. Ten clients were responsible for 74% of the Company's total revenues in 1997 (82% in 1996 and 78% in 1995). Operating units of Royal Dutch Shell accounted for 13% of the Company's total revenues in 1997 (33% in 1996 and 32% in 1995).

  The Company is incorporated in the Republic of Panama and maintains its headquarters at Dresdner Bank Building, 50th Street, 8th Floor, Panama 5, Republic of Panama; its telephone number is (50-7) 263-9282. Administrative services for the Company are provided by Willbros USA, Inc., which is located at 2431 East 61st Street, Suite 700, Tulsa, Oklahoma 74136-1267; its telephone number is (918) 748-7000.


Current Market Conditions

  The Company believes several factors influencing the global energy market have led to and will continue to result in increased activity across its primary lines of business. The factors leading to higher levels of energy related capital expenditures include (a) rising global energy demand resulting from economic growth in developing countries, (b) the privatization of certain state-controlled oil and gas companies, and (c) the need for larger oil and gas transportation infrastructures in a number of developing countries.

  Accordingly, many significant projects are being undertaken, particularly in developing countries or regions where energy infrastructure spending has lagged. These include natural gas, crude oil and petroleum products pipeline projects, LNG projects and ancillary projects. Industry sources estimate that total worldwide pipeline construction expenditures will be approximately $75.0 billion for projects to be completed in 1998 and beyond.

  The Company believes that certain of these projects will meet its bidding criteria, and that the Company's worldwide pipeline construction, engineering and specialty services experience place it in an advantageous position to compete for such projects. The Company currently has a number of significant bids outstanding with respect to potential contract awards in Cameroon, Chad, Egypt, Indonesia, Ivory Coast, Kazakstan, Mexico, Nigeria, Oman, the United States and Venezuela. The Company is currently preparing bids with respect to potential contract awards in Bolivia, Indonesia, Nigeria, Oman, the United States and Venezuela. Finally, the Company expects to prepare and submit bids with respect to certain other potential construction and engineering projects in Africa, Asia, the Middle East, North America and South America during 1998.


Business Strategy

  The Company seeks to maximize stockholder value through its growth strategy which encompasses geographic expansion, strategic alliances, acquisitions and quality improvement, while maintaining a strong balance sheet. In pursuing this strategy, the Company relies on (a) the competitive advantage gained from its experience in completing logistically complex and technically difficult projects in remote areas with difficult terrain and harsh climatic conditions and (b) its experienced multinational work force of approximately 4,230 employees, of whom more than 80% are citizens of the respective countries in which they work.

  Geographic Expansion.   The Company's objective is to maintain
and enhance its presence in regions where it has developed a strong base of operations, such as Africa, Asia, the Middle East, North America and South America, by capitalizing on its local experience, established contacts with local customers and suppliers and familiarity with local working conditions. In addition, the Company seeks to establish a presence in other strategically important areas, such as Bolivia, Cameroon, Canada, Chad, the Commonwealth of Independent States ("C.I.S.") and Mexico, as well as certain other selected areas in South America and Asia. In pursuing this strategy, the Company seeks to identify a limited number of long-term niche markets in which the Company can outperform the competition and establish an advantageous position.

  Strategic Alliances.   The Company seeks to establish strategic
alliances with companies whose resources, skills and strategies are complementary to and are likely to enhance the Company's business opportunities, including the formation of joint ventures and consortia to achieve competitive advantage and share risks. Such alliances have already been established in Argentina, Australia, Cameroon, Chad, Indonesia, Malaysia, Mexico, Russia, Thailand, the United States and Venezuela. As an example of this strategy, the Company has entered into a Joint Development Agreement with a unit of British Gas plc to promote the utilization of an epoxy-filled pipeline repair sleeve developed by British Gas and offer a full range of pipeline rehabilitation services to the oil and gas industry, including assessment and rehabilitation construction services. As a related strategy, the Company may decide to make an equity investment in a project in order to enhance its competitive position and/or maximize project returns.

  Acquisitions.   The Company seeks to identify, evaluate and
acquire companies that offer growth opportunities and the ability to complement the Company's resources and capabilities. Consistent with this strategy, in 1994 the Company acquired Construcciones Acuaticas Mundiales, S.A. ("CAMSA"). CAMSA operates in Venezuela and, in addition to performing onshore construction and specialty services, possesses expertise in marine construction and the fabrication and installation of concrete piles and platforms for offshore projects. Further to this strategy, in 1997 the Company entered into a new credit agreement, a substantial portion of which can be used for acquisitions.

  Quality Improvements.   The Company's quality program enhances
the Company's ability to meet the specific requirements of its customers through continuous improvement of all its business processes, while at the same time improving competitiveness and profitability. One important goal of the quality program is to obtain ISO 9000 certification for the quality system employed by the Company as a whole. ISO 9000, an internationally recognized verification system for quality management, has in recent years been made a criterion for prequalification of contractors by certain clients and potential clients, and this trend is expected to continue. The certification process involves a rigorous review and audit of the Company's management processes and quality control procedures. As of December 31, 1997, seven of the Company's subsidiaries had achieved ISO 9000 certification.

  Conservative Financial Management.   The Company emphasizes the
maintenance of a conservative balance sheet in order to finance the development and growth of its business. The Company also seeks to obtain contracts that are likely to result in recurring revenues in order to partially mitigate the cyclical nature of its construction and engineering businesses. For example, the Company generally seeks to obtain specialty services contracts of more than one year in duration. Additionally, the Company acts to minimize its exposure to currency fluctuations through the use of U.S. dollar-denominated contracts whenever possible, by limiting payments in local currency to approximately the amount of local currency expenses, and otherwise by engaging in hedging activities such as purchasing foreign currency forward contracts.


Willbros Background

  The Company is the successor to the pipeline construction business of Williams Brothers Company which was started in 1908 by Miller and David Williams. In 1949, the business was reconstituted and acquired by the next generation of the Williams family. The resulting enterprise eventually became The Williams Companies, Inc., a major U.S. energy, communications and interstate natural gas and petroleum products transportation company ("Williams").

  In 1975, Williams elected to discontinue its pipeline construction activities and, in December 1975, sold substantially all of the non-U.S. assets and entities comprising its pipeline construction division to a newly formed Panama corporation (eventually renamed "Willbros Group, Inc.") owned by employees of the division. In 1979, Willbros Group, Inc. retired its debt incurred in the acquisition by selling a 60% equity stake to Heerema Holding Construction, Inc. ("Heerema"). In 1986, Heerema acquired the balance of Willbros Group, Inc., which then operated as a wholly owned subsidiary of Heerema until April 1992.

  In April 1992, Heerema sold Willbros Group, Inc. to a corporation formed December 31, 1991, in the Republic of Panama by members of the Company's management, certain other investors, and Heerema. Subsequently, the original Willbros Group, Inc. was dissolved into the acquiring corporation which was renamed "Willbros Group, Inc." In August 1996, the Company completed an initial public offering of Common Stock in which Heerema sold all of its shares of Common Stock, and in October 1997, the Company completed a secondary offering in which such other investors sold substantially all their shares of Common Stock.

  The term "Willbros," as used in this Form 10-K, includes the Company, the original Willbros Group, Inc. and their predecessors in the pipeline construction business, as described above. All references in this Form 10-K to the "Company" refer to Willbros Group, Inc. ("WGI") and its consolidated subsidiaries.


Willbros Milestones

  The following are selected milestones which Willbros has achieved:

1915     Began pipeline work in the United States.

1939     Began international pipeline work in Venezuela.

1942-44 Served as principal contractor on the "Big Inch" and "Little Big Inch" War Emergency Pipelines in the United
         States which delivered Gulf Coast crude oil to the Eastern Seaboard.

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

1974-76  Led a joint venture which built the northernmost 225
         miles (365 kilometers) of the Trans-    Alaskan Pipeline
         System.

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

1984-86  Constructed, through a joint venture, the All American
         Pipeline System, a 1,240 mile (1,995 kilometer), 30 inch heated pipeline, including 23 pump stations, in the United States.

1984-95 Developed and furnished a rapid deployment fuel pipeline distribution and storage system for the U.S. Army which was used extensively and successfully in Saudi Arabia during Operation Desert Shield/Desert Storm in 1990/1991 and in Somalia during 1993.

1985-86 Built a 185 mile (300 kilometer) 24 inch crude oil pipeline from Ayacucho to Covenas in Colombia.

1987 Rebuilt 25 miles (40 kilometers) of the Trans-Ecuadorian crude oil pipeline within six months after major portions were destroyed by an earthquake.

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

1992-93 Built 150 miles (240 kilometers) of 42 inch pipeline in Oregon to expand the Pacific Gas Transmission System.

1992-94 Resumed activities in the C.I.S. Selected to develop export pipeline system for Caspian Pipeline Consortium from Tengiz field in Kazakstan to Black Sea oil terminal at Novorossiysk, Russia, and established a representative office and joint stock company in Russia.

1994 Re-entered Venezuela oil service market through the acquisition of CAMSA.

1995 Entered into an agreement with a Japanese trading company providing for the joint development of projects in selected markets in Southeast Asia and established an office in Jakarta, Indonesia, to pursue major projects in the region.

1995-97 Carrying out two contracts in Pakistan for construction, material procurement and engineering of the MFM Pipeline Extension Project, which consists of 225 miles (365 kilometers) of 18 and 16 inch multi-product pipeline and related facilities.

1996     Listed shares in an initial public offering of Common
         Stock on the NYSE under the symbol "WG."

1996     Began design work on an EPC contract with Asamera
         (Overseas) Limited to construct pipelines, flowlines and related facilities for the Corridor Block Gas Project located in southern Sumatra, Indonesia.

1996-97  Achieved ISO Certification for seven operating companies.

1997 Began work on a contract for the construction of 120 miles (200 kilometers) each of 36 and 20 inch pipelines in the Zuata Region of the Orinoco Belt in Venezuela.

1997 Began work on a contract with an MW Kellogg joint venture for the construction of a 35 mile (55 kilometer) gas pipeline for an LNG plant in Kalimantan, Indonesia, furthering the Company's efforts to establish Indonesia as an ongoing work country.

1997 Entered the Mexican market by beginning work on an EPC contract for El Paso Natural Gas Company and Gasoductos de Chihuahua, a joint venture between El Paso and PEMEX, to construct a 45 mile (75 kilometer) gas pipeline system in Texas and Mexico.


Lines of Business

  The Company operates in a single industry segment, primarily providing contract services to the oil and gas industry. The main lines of business within this segment include construction, engineering and specialty services. The following table reflects the Company's contract revenues by line of business for 1997, 1996 and 1995.

                                    Year Ended December 31,
                     ---------------------------------------------------
                          1997              1996             1995
                          ----              ----             ----
                     Amount  Percent   Amount  Percent   Amount  Percent
                     ------  -------   ------  -------   ------  -------
                              (Dollar amounts in thousands)

Construction services  $118,277  47%   $ 41,090  21%   $ 69,262  31%
Engineering services     75,674  30      58,841  30      31,414  15
Specialty services       57,926  23      97,757  49     119,830  54
                       -------- ---    -------- ---    -------- ---

  Total                $251,877 100%   $197,688 100%   $220,506 100%
                       ======== ===    ======== ===    ======== ===

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

  The construction of a cross-country pipeline involves a number of sequential operations along the designated pipeline right-of-way. These operations are virtually the same for all overland pipelines, but personnel and equipment may vary widely depending upon such factors as the time required for completion, general climatic conditions, seasonal weather patterns, the number of road crossings, the number and size of river crossings, terrain considerations, extent of rock formations, density of heavy timber and amount of swamp. Construction often involves separate crews to perform the following different functions: clear the right-of-way; grade the right-of-way; excavate a trench in which to bury the pipe; haul pipe to intermediate stockpiles from which stringing trucks carry pipe and place individual lengths (joints) of pipe alongside the ditch; bend pipe joints to conform to changes of direction and elevation; clean pipe ends and line up the succeeding joint; perform various welding operations; non-destructively inspect welds; clean pipe and apply anti-corrosion coatings; lower pipe into the ditch; backfill the ditch; bore and install highway and railroad crossings; drill, excavate or dredge and install pipeline river crossings; tie in all crossings to the pipeline; install mainline valve stations; conduct pressure testing; install cathodic protection system; and perform final clean up.

  Special equipment and techniques are required to construct pipelines across wetlands. From a launching station on dry land, a section of several joints of pipe which have been welded together may be pushed into a flooded ditch. By securing floaters to the pipe, it is possible to float the pipe. The next section is then welded to the end of the previous section, after which it is pushed into the flooded ditch. The same method can be used from a properly secured and anchored barge. Another specialized swamp pipe laying technique is to lay the pipe from a lay barge which moves along the right-of-way, laying one joint at a time; each joint is aligned and welded, and the weld non-destructively inspected and coated before being lowered in. The Company uses swamp pipelaying methods extensively in Nigeria, where most of its construction operations are carried out in the Niger River delta. In addition to primary equipment such as laybarges, dredges and swamp backhoes, the Company has a substantial investment in support vessels, including tugboats, barges, supply boats, and houseboats, which are required in order to maintain a capability in swamp pipeline construction.

  Station Construction.   Oil and gas companies require various
facilities in the course of producing, processing, storing and moving oil and gas. The Company is experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. The Company is capable of building such facilities onshore, offshore or in swamp locations. The construction of station facilities, while not nearly as capital intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options, and in countries where the importation process is difficult. Willbros' capabilities have been enhanced by its experience in dealing with such challenges in numerous countries around the world.

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

 Engineering Services

  The Company provides engineering, project management and material procurement services to the oil and gas industry and government agencies. The Company specializes in providing engineering services to assist clients in constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities and field gathering and production facilities. Through experience, the Company has developed expertise in addressing the unique engineering issues involved with pipeline systems and associated facilities to be installed where climatic conditions are extreme, where areas of environmental sensitivity must be crossed, where fluids which present extreme health hazards must be transported, and where fluids which present technical challenges regarding material selection are transported.

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

  Climatic Constraints.   In the design of pipelines and
associated facilities to be installed in harsh environments, special provisions for metallurgy of materials and foundation design must be addressed. The Company is experienced in designing pipelines for arctic conditions, where permafrost and extremely low temperatures are prevalent, and for desert conditions, mountainous terrain and swamps.

  Environmental Impact of River Crossings.   The Company has
considerable capability in designing pipeline crossings of rivers and streams in such a way as to minimize environmental impact. The Company possesses expertise to determine the optimal crossing techniques (e.g., open cut, directionally drilled or overhead) and to develop site specific construction methods to minimize bank erosion, sedimentation and other environmental impacts.

  Seismic Design and Stress Analysis.   Company engineers are
experienced in seismic design of pipeline crossings of active faults and areas where liquefaction or slope instability may occur due to seismic events. Company engineers also carry out specialized stress analyses of piping systems that are subjected to expansion and contraction due to temperature changes, as well as loads from equipment and other sources.

  Hazardous Materials.   Special care must be taken in the design
of pipeline systems transporting sour gas. Sour gas not only presents challenges regarding personnel safety (hydrogen sulfide leaks can be extremely hazardous), but also requires that material be specified to withstand highly corrosive conditions.

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

  Liquids Pipelines and Storage Facility Design.   Willbros has
engineered a number of crude oil and refined petroleum products systems throughout the world, and has become recognized for its expertise in the engineering of systems for the storage and transportation of petroleum products and crude oil. In recent years, the Company has been responsible for the engineering of a major expansion of a products pipeline system in the United States, involving 395 miles (640 kilometers) of pipeline in New Mexico and Texas. Currently, the Company is providing engineering and field services for a major expansion of a crude oil system in Wisconsin and Illinois, involving over 450 miles (725 kilometers) of large diameter pipeline to serve the upper midwest refineries with Canadian crude oil.

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


 Specialty Services

  The Company provides a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines. Frequently, such services require the utilization of specialized equipment which is costly and requires operating expertise. Due to the initial equipment cost and operating expertise required, many companies contract for the use of such specialized equipment and experienced personnel. The Company owns and operates a variety of specialized equipment that is used to support construction projects and to provide a wide range of oilfield services. The following is a description of the primary types of specialty services.

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

  Pipe Double Jointing.   Large diameter pipe for onshore
pipeline projects is normally manufactured in 40 foot (12 meter) nominal lengths (joints) to facilitate ocean transportation. On long distance, large diameter pipeline projects, it is usually economical to weld two joints into an 80 foot (24 meter) double joint at a location or locations along the pipeline route. This technique reduces the amount of field welding by 50%, and, because welding is often the critical operation, it may accelerate construction of the pipeline. The double joint welds are made with a semi-automatic submerged arc welding process which produces high quality, consistent welds at lower costs than field welding. The Company owns two transportable self-contained double joint plants which can handle 24 to 48 inch diameter pipe and are used on both domestic and international projects.

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

  Marine Heavy Lift Services.   The primary equipment used for
oil and gas production facilities is usually manufactured on skids at the vendor's shop and transported to the production site by ocean-going water craft. The Company owns a variety of heavy lift barges and tugs to transport such equipment from the receiving country port to the production location and to install the equipment on the platforms. Other services include marine salvage and dry-dock facilities for inland water barges.

  Transport of Dry and Liquid Cargo.   Exploration and production
operations in marine environments require logistical support services to transport a variety of liquid and dry cargo to the work sites. The Company owns and operates a diversified fleet of marine equipment to provide transportation services to support these operations in Nigeria and Venezuela.

  Rig Moves.   Derricks used for drilling oil and gas wells and
for well work-overs require heavy transportation equipment to move such equipment and tanks and storage vessels between well locations. The Company owns a fleet of heavy trucks and trailers and provides transportation services to move rigs for clients in Oman and Venezuela.

  Pipeline Rehabilitation Services.   The Company and BG
Inspection Services, Inc., the U.S. pipeline inspection unit of British Gas plc, have executed a Joint Development Agreement to pursue pipeline repair and rehabilitation projects in North, Central and South America. The joint effort will promote the utilization of the British Gas developed "epoxy-filled repair sleeve" and will offer a full range of related pipeline rehabilitation services related to the oil and gas industry, including inspection, assessment and rehabilitation construction services. This repair technique permits permanent repairs to be made to a pipeline without cutting sections of pipe from the pipeline and without interruption of service. The Company and British Gas have also used this rehabilitation procedure for a client in Oman on approximately 790 miles (1,275 kilometers) of 6 through 38 inch crude oil and natural gas pipelines.

  Maintenance and Repair Services.   The Company provides a wide
range of other services including mechanical, electrical, instrumentation, civil works, road maintenance and provision of camp services for operating personnel associated with operation and maintenance of oil and gas gathering systems and production equipment.

Geographic Regions

  The Company currently operates in the following geographic regions: Africa, Asia, the Middle East, North America and South
America. The following table reflects the Company's contract revenues by geographic region for 1997, 1996 and 1995.

                                 Year Ended December 31,
                    ---------------------------------------------------
                          1997             1996             1995
                          ----             ----             ----
                    Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------
                              (Dollar amounts in thousands)

Africa             $ 75,982  30%     $ 87,283  44%     $ 95,972  43%
Asia                 42,098  17        35,077  17        31,011  14
Middle East          22,846   9         3,513  12        21,870  10
North America        79,121  31        32,918  17        52,100  24
South America        31,830  13        18,897  10        19,553   9

    Total          $251,877 100%     $197,688 100%     $220,506 100%
                   ======== ===      ======== ===      ======== ===

See Note 12 to the Consolidated Financial Statements on pages 35 and 36 of the Company's 1997 Annual Report to Stockholders (which is incorporated by reference herein) for additional information about the Company's operations in its work countries.

 Africa

  Africa has been and will continue to be an important strategic market for the Company. The Company believes that there will be opportunities to expand its business in Africa, particularly through the development of natural gas projects. There are large, potentially exploitable reserves of natural gas in West Africa, extending from the Ivory Coast to Angola. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. The Company intends to maintain its presence in the region and seeks to increase its share of available work. Willbros is currently monitoring or bidding major work prospects in Cameroon, Chad, Egypt, Ivory Coast, Nigeria and Tanzania.

  Over the past 50 years, Willbros has completed major projects in a number of African countries including Algeria, Egypt, Gabon, Libya, Morocco and Nigeria. The Company has management staff resident in Africa, assisted by engineers, managers and craftsmen with extensive African experience, capable of providing construction expertise, repair and maintenance services, dredging operations, pipe coating and engineering support. Strong local relationships have enabled Willbros to satisfy the varied needs of its clientele in the region.

  Willbros has had a continuous presence in Nigeria since 1962. The Company's activities in Nigeria are directed from a fully staffed operational base near Port Harcourt. This 60 acre compound includes office and living facilities, equipment and vehicle repair shops, a marine jetty and warehouses for both Company and client materials and spare parts. The Company has diversified its range of services by adding dredging and pipe coating expertise. Having diverse yet complementary capabilities has often given the Company a competitive advantage on projects which contain several distinct work elements within the project's scope of work. For example, the Company believes that it is currently the only contractor operating in the Nigerian oil and gas sector capable, on its own, of executing a pipeline construction project, which requires yard coating of line pipe, installation of major water crossings and both swamp and cross-country segments of pipeline. The Company's current activities in Nigeria include the construction of 20 miles (30 kilometers) of 36 inch gas pipeline, including a river crossing, for the Bonny LNG project for Saipem and contracts with Shell to provide dredging services and swamp flowline maintenance services.

 The Company's backlog in Africa was $21.7 million at December
31, 1997, compared to $18.5 million at December 31, 1996.

 Asia

  In an effort to take advantage of the rapidly growing economies and increasing demand for energy infrastructures in Asia, the Company has made Asia a priority target market for geographic expansion. Despite the present economic crisis in certain countries in the region, the Company believes that Asia will continue to develop and distribute more energy resources to fuel ongoing modernization programs. The relative abundance of undeveloped natural gas resources, along with environmental concerns, favor the use of natural gas for power generation and industrial and residential usage in the region.

  To capitalize on these trends, in March 1995, the Company established an office in Jakarta, Indonesia, to pursue potential major projects in Asia. In October 1995, the Company entered into a cooperation agreement with a major Japanese trading company providing for the joint development of projects in Indonesia, Malaysia and Thailand. In November 1996, the Company was awarded a $33 million contract by Asamera (Overseas) Limited to construct pipelines, flowlines and related facilities for the Corridor Block Gas Project in southern Sumatra, Indonesia. In June 1997, the Company was awarded a $22 million contract by an MW Kellogg joint venture for the construction of a gas pipeline for an LNG plant in Kalimantan, Indonesia. The Company is currently monitoring or bidding work prospects in Australia, India, Indonesia, Malaysia, Pakistan and Papua New Guinea.

  The Company recently completed contracts for Pak-Arab Refinery, Ltd. relating to the MFM Pipeline Extension Project in Pakistan. The contracts included the supply of project materials, the engineering and construction of 225 miles (365 kilometers) of 18 and 16 inch petroleum products pipeline, the expansion of an existing terminal (including 267,000 barrels of storage capacity), the addition of a new terminal and pump station (including 270,000 barrels of storage), the addition of a storage terminal (including 443,000 barrels of storage) and design of a future pump station. A small team is currently managing close-out activities from the Company's project office in Lahore, Pakistan.

  Willbros' activities in the C.I.S. date back to 1976. The C.I.S. continues to be an area of interest to the Company because it contains vast reserves of oil and gas and many of the Company's clients are major oil and gas companies who are candidates to participate in the development of energy resources in the C.I.S. The oil reserves contained in the Tengiz Field, the largest field to be served by the planned Caspian Crude Oil Export Pipeline System, and the gas reserves contained in the Bovanenkovskoye Field, the anchor field on the gas-rich Yamal peninsula, are each generally recognized to be among the largest in the world. These are but two of many fields which are candidates for significant exploration and production investments. The Company is prepared to offer its support services to such clients. To compete in the Russian market, the Company has an Accredited Representative Office in Moscow, as well as a Russian joint stock company licensed to perform a broad range of engineering and construction services. The Company is in the process of establishing a branch office in Kazakstan, from which it intends to carry out business development activities.

  The Company's backlog in Asia was $30.2 million at December 31,
1997, compared to $44.6 million at December 31, 1996.

 Middle East

  The Company believes that increased exploration and production activity in the Middle East will continue to be the primary factor influencing the construction of new energy transportation systems. The majority of future transportation projects in the region are expected to be centered around natural gas due to increased regional demand, governments' realization of gas as an important asset and an underdeveloped gas transportation infrastructure throughout the region. The Company is aggressively pursuing business opportunities throughout the Middle East and is currently bidding work or monitoring prospects in Abu Dhabi, Kuwait, Oman, Qatar, Saudi Arabia and Yemen.

  Willbros operations in the Middle East date back to 1948. It has worked in most of the countries in the region, with particularly heavy involvement in Iran, Kuwait, Oman and Saudi Arabia. In Iran, Willbros designed or constructed a substantial portion of the pipelines and related facilities that exist today. During 1992 and 1993, following the Gulf War, the Company carried out a significant program of gathering line replacement in Kuwait to help Kuwait Oil Company restore its production capacity.

  Currently, the Company has ongoing operations in Oman, where Willbros has been active for more than 30 years. The Company maintains a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offers construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to its clients. Current operations in Oman include a general oilfield services contract for Occidental of Oman, a pipeline construction contract and a crane supply and operation program for Petroleum Development Oman ("PDO"). Work carried out in Oman during 1997 includes pipeline construction, pipeline maintenance, mechanical services and flowline work for Occidental of Oman and PDO.

  The Company's backlog in the Middle East was $6.9 million at December 31, 1997, compared to $8.0 million at December 31, 1996.

 North America

  Willbros has provided services to the U.S. oil and gas industry for more than 80 years. The Company believes that the United States will continue to be an important market for its services. Recent deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which the Company expects will result in continued demand for its services. The demand for natural gas for industrial and power usage in the Upper Midwest and Northeastern United States will also fuel the requirement to build new natural gas transportation infrastructure in the region. Supply to satisfy such market demand for natural gas will come from existing and new production in Western Canada, the Gulf of Mexico and the Canadian Atlantic offshore region. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil and gas sector. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs.

  Willbros is recognized as an industry leader in the United States for providing state-of-the-art engineering and construction services. The Company maintains a staff of experienced management, construction, engineering and support personnel in the United States. Among Willbros' significant achievements in the United States are (a) the construction of the two northernmost segments of the Trans-Alaskan Pipeline System (1974-76), which consisted of a 225 mile (365 kilometer) crude oil pipeline and a 140 mile (225 kilometer) fuel gas pipeline and
(b) a joint venture to build the All American Pipeline System (1984-86), a 1,240 mile (1,995 kilometer) heated crude oil pipeline with 23 pumping and heating stations. The Company was a construction contractor on the Pacific Gas & Electric-PGT pipeline expansion project in Oregon and the Tuscarora Gas Transmission project in Nevada and California. Since 1988, Willbros has provided engineering services for the Great Lakes Gas Transmission Company's system expansion, the Kern River Gas Transmission System, the Northwest Pipeline System expansion, the NorAm Line AC pipeline project and the Florida Gas pipeline project. During the same period, Willbros was the engineering contractor for 15 compressor stations or station expansions on behalf of six different clients in the United States. Currently, the Company is providing engineering services for the Northern Border Natural Gas pipeline extension, the Portland Natural Gas Transmission project in New England, the KN Energy "Pony Express" natural gas pipeline from Wyoming to Missouri, and the Lakehead Pipe Line Company crude oil pipeline expansion project in Wisconsin and Illinois. Recently, the Company completed a contract to engineer and construct a 45 mile (75 kilometer) 24 inch gas pipeline system in Texas and Mexico for El Paso Natural Gas Company and Gasoductos de Chihuahua.

  Willbros has also provided significant engineering services to the U.S. Government during the past 15 years, particularly in fuel storage and distribution systems and aircraft fueling facilities. Willbros performed the engineering for major projects on seven U.S. military bases, four of which were located within the United States. In 1984, Willbros was selected by the U.S. Army to act as the systems integration contractor for the Southwest Asia Petroleum Distribution Operational Project. Willbros was responsible for developing and procuring a tactical fuel distribution and storage system to support military operations worldwide. The system was successfully deployed in Saudi Arabia during Operation Desert Storm. Willbros acted as the systems integrator for this project until 1996. Currently, the Company is performing two multi-year contracts with the U.S. government to (a) prepare operating and maintenance manuals for fuel storage depots worldwide and (b) conduct integrity assessments and carry out repair of pipeline and fueling facilities at military installations worldwide.

  The Company's backlog in North America was $31.8 million at December 31, 1997, compared to $25.4 million at December 31,
1996.

 South America

  Willbros' first entry into South America was in Venezuela in 1939. Recent developments involving political changes and privatization efforts in many of the South American countries make this region especially attractive to the Company. In particular, privatization and deregulation in this region are allowing more foreign and domestic private investment in the energy sector which, until recently, had traditionally been controlled by state-owned energy companies. In Argentina, Bolivia, Brazil, Chile and Peru, gas transportation projects will continue to evolve to meet increasing demand for gas for industrial and power usage in the rapidly growing urban areas. In Venezuela, Colombia and Ecuador, crude oil transportation systems will need to be built and upgraded so that the vast crude reserves in these countries can be efficiently exported to the world market. The Company is aggressively pursuing business opportunities throughout South America and currently bidding work or monitoring prospects in Argentina, Bolivia, Brazil, Peru and Venezuela.

  Willbros has performed numerous major projects in South America, where its accomplishments include the construction of five major pipeline crossings of the Andes Mountains and setting a world altitude record for constructing a pipeline. Willbros' largest project in South America was a $134.0 million turn-key project for the procurement and construction of the Alto Magdalena Crude Oil Pipeline System in Colombia, awarded to Willbros in 1989 and completed in 1990.

  Venezuela, the largest oil producer in South America, is a particularly important market for the Company. With conservative estimates of proven reserves of more than 72 billion barrels of oil, PDVSA's plans for the future include an increase in oil production from its current level of approximately 3.0 million barrels per day to approximately 6.0 million barrels per day by 2006. In addition, the opening of Venezuela's previously nationalized oil and gas industry to foreign energy company participation has attracted the interest of most of the world's major oil and gas companies.

  In order to take advantage of perceived opportunities in Venezuela, the Company acquired CAMSA, a Venezuelan company located in the city of Maracaibo, in May 1994. When acquired, CAMSA's primary expertise was marine construction and the fabrication and installation of cylindrical concrete piles and platforms for offshore projects. Since the acquisition, the Company has added onshore construction equipment to complement the marine fleet, enabling CAMSA to compete for both onshore and offshore construction projects, as well as specialty services contracts.

  The Company maintains a fully staffed facility including offices, equipment yard and dock facilities on a 15 acre waterfront site on Lake Maracaibo, with resident management personnel assigned who are responsible for estimating and tendering bids, providing construction expertise, repair and maintenance services, marine related services, engineering support and other needed services. Major clients include international oil companies such as Shell, Occidental Petroleum, Chevron and operating subsidiaries of PDVSA, including Maraven, Corpoven and Lagoven. In 1997, the Company was awarded a contract to construct 120 miles (200 kilometers) each of 36 and 20 inch pipelines originating from the Zuata region of the Orinoco Belt for Petrozuata, a joint venture between Conoco and Maraven. This award is deemed significant because it will position the Company with the resources and experience to compete more effectively for additional onshore work in Venezuela.

  The Company's backlog in South America was $45.2 million at December 31, 1997, compared to $12.3 million at December 31,
1996.


Backlog

  The Company's backlog (anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured) was $135.8 million at December 31, 1997, compared to $108.8 million at December 31, 1996. The Company believes the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. It is expected that substantially all the backlog existing at December 31, 1997, will be recognized in revenues
during 1998.   Historically, a substantial amount of the Company's
revenues in a given year have not been reflected in its backlog at the beginning of that year; such revenues may result from contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization of revenue is assured.

  The following is a breakdown of the Company's backlog by geographic region as of December 31, 1997 and 1996:

                                          1997             1996
                                          ----             ----
                                     Amount  Percent   Amount  Percent
                                     ------  -------   ------  -------
                                       (Dollar amounts in thousands)

     Africa                            $ 21,686  16%   $ 18,455  17%
     Asia                                30,201  22      44,612  41
     Middle East                          6,925   5       7,968   7
     North America                       31,826  24      25,374  23
     South America                       45,159  33      12,342  12
                                       -------- ---    -------- ---

       Total                           $135,797 100%   $108,751 100%
                                       ======== ===    ======== ===

  The $27.0 million (25%) increase in backlog is due mainly to the addition of contracts for the construction of 120 miles (200 kilometers) each of 36 and 20 inch pipelines in Venezuela, a 35 mile (55 kilometer) 42 inch pipeline in Kalimantan, Indonesia, a 20 mile (30 kilometer) 36 inch gas pipeline, including a river crossing in Nigeria, and engineering services in the United States, offset by work completed on an 85 mile (135 kilometer) gas gathering system and station in Sumatra, Indonesia, and work performed on an offshore loading and storage terminal in Venezuela.

  A substantial percentage of the Company's revenues in past years resulted from contracts entered into during that year or the immediately preceding year. The following table sets forth revenues for each of the last five years as a percentage of backlog at the beginning of each such year:

                                            Revenues for
                            Backlog at       Year Ended
                             January 1       December 31    Percent
                            ----------      ------------    -------
                                   (Dollar amounts in thousands)
    1993                     $160,565        $210,011           131%
    1994                       76,066         145,716           191
    1995                       97,493         220,506          2264
    1996                      139,359         197,688           142
    1997                      108,751         251,877           231


No assurance can be given that future experience will be similar to historical results in this respect.

Competition

  The Company operates in a highly competitive environment. The Company competes against government-owned or supported companies and other companies that have financial and other resources substantially in excess of those available to the Company. In certain markets, there is competition from national and regional firms against which the Company may not be price competitive.

  The Company's primary competitors on construction projects in developing countries include Entrepose (France), Mannesmann (Germany), CCC (Lebanon), Nippon Kokan (Japan), Saipem (Italy), Spie-Capag (France), Techint (Argentina) and Bechtel (U.S.). The Company believes that it is one of the few companies among its competitors possessing the ability to carry out large projects in developing countries on a turn-key basis (engineering, procurement and construction), without subcontracting major elements of the work. As a result, the Company may be more cost effective than its competitors in certain instances.

  The Company has different competitors in different markets. In Nigeria, the Company competes for pipe coating work with Bredero Price (Netherlands), while its dredging competitors include Bos Kalis Westminster (Netherlands), Dredging International (Belgium), Bilfinger & Berger (Germany), Nigerian Dredging & Marine (Netherlands) and Ham Dredging (Netherlands). In Oman, competitors in oil field transport services include Desert Line, Al Ahram, Hamdam and TruckOman, all Omani companies; and in construction and the installation of flowlines and mechanical services, the Company competes with Taylor Woodrow Towell (Britain), CCC (Lebanon), Dodsal (India), Saipem (Italy), Desert Line (Oman) and Galfar (Oman). In Venezuela, competitors in marine support services include Raymond de Venezuela, Petrolago, Flag Instalaciones and Siemogas, all Venezuelan companies. In Pakistan, major competitors include Saipem (Italy) and Tekfen (Turkey).

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


Contract Provisions and Subcontracting

  Most of the Company's revenues are derived from construction, engineering and specialty services contracts. The Company enters into four basic types of construction contracts: (a) firm fixed-price or lump sum fixed-price contracts providing for a single price for the total amount of work or for a number of fixed lump sums for the various work elements comprising the total price;
(b) unit-price contracts which specify a price for each unit of work performed; (c) time and materials contracts under which personnel and equipment are provided under an agreed schedule of daily rates with other direct costs being reimbursable; and (d) a combination of the above (for example, lump sums for certain items and unit rates for others).

  The Company enters into three types of engineering contracts: firm fixed-price or lump sum fixed-price contracts; time and materials contracts pursuant to which engineering services are provided under an agreed schedule of hourly rates for different categories of personnel, and materials and other direct costs are reimbursable; and cost-plus-fee contracts, common with U.S. government clients under which income is earned solely from the fee received. Cost-plus-fee contracts are often used for material procurement services.

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

  The Company usually obtains contracts through competitive bidding or through negotiations with long-standing clients. The Company is typically invited to bid on projects undertaken by its clients who maintain approved bidder lists. Bidders are pre-qualified by virtue of their prior performance for such clients, as well as their experience, reputation for quality, safety record, financial strength and bonding capacity.

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

  At December 31, 1997, the Company employed a multi-national work force of approximately 4,230 persons, over 80% of whom are citizens of the respective countries in which they work. Although the level of activity varies from year to year, Willbros has maintained an average work force of approximately 3,100 over the past five years. The minimum employment during that period has been 1,770 and the maximum 4,750. At December 31, 1997, approximately 1,610 of the Company's employees were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

  The following table sets forth an approximate breakdown of the Company's employees as of December 31, 1997:

                                                 Number of
                                                 Employees   Percent
                                               -----------   -------

    Venezuela                                         1,280      30%
    Nigeria                                           1,240      29
    Oman                                                530      13
    Pakistan                                            310       7
    Indonesia                                           220       5
    U.S. Engineering                                    500      12
    U.S. Administration                                 120       3
    U.S. Construction                                    20       1
    Other Countries                                      10       -
                                                      -----     ---

                                                      4,230     100%
                                                      =====     ===


Equipment

  The Company owns and maintains a fleet of generally standardized construction, transportation and support equipment and spare parts. In 1997 and 1996, expenditures for capital equipment and spare parts were $47.3 million and $25.0 million, respectively. At December 31, 1997, the Company's net book value of property, plant, equipment and spare parts was $85.8 million. An estimated breakdown of the Company's major capital equipment at March 1, 1998, is as follows: heavy construction equipment, 785 units; transportation equipment, 1,146 units; and support equipment, 5,207 units.

  Historically, the Company has preferred to own rather than lease equipment to ensure that equipment is available as needed. The Company believes that such ownership has resulted in lower equipment costs. However, depending on market conditions, the availability of equipment and other considerations, the Company may from time to time pursue the leasing of equipment to support projects. The Company attempts to obtain projects that will keep its equipment fully utilized in order to increase profitability. All equipment is subject to scheduled maintenance to maximize fleet readiness. The Company has maintenance facilities at Port Harcourt, Nigeria; Azaiba, Oman; Maracaibo, Venezuela; and Broken Arrow, Oklahoma; as well as temporary site facilities on major jobs to minimize downtime.


Facilities

  The Company owns a 14 acre equipment yard/maintenance facility and an adjoining 29 acre undeveloped industrial site at Broken Arrow, Oklahoma, a short distance from Tulsa, Oklahoma. In Venezuela, the Company's offices and construction facilities are located on 15 acres of land, which it owns, on the shores of Lake Maracaibo. The Company leases all other facilities used in its operations, including corporate offices in Panama; administrative and engineering offices in Tulsa, Oklahoma, and Houston, Texas; and various office facilities, equipment sites and expatriate housing units in England, Nigeria, Oman, Pakistan, Russia, Egypt, Kuwait, Saudi Arabia and Indonesia. The aggregate lease payments made by the Company for its facilities were $3.0 million in 1997 and $2.1 million in 1996.


Insurance and Bonding

  The Company maintains workers' compensation, employers' liability, general liability, directors' and officers' liability, automobile liability, aircraft liability, marine liability and excess liability insurance to provide benefits to employees and to protect the Company against claims by third parties. Such insurance is underwritten by A+ or better rated insurance companies (AM Best rating as to claims paying ability) and, when possible, in loss-sensitive plans with return premiums for favorable loss experience. The Company also maintains physical damage insurance covering loss of or damage to Company property on a worldwide basis, with special insurance covering loss or damage caused by political or terrorist risks in locations where such coverage is deemed prudent. Formal risk management and safety programs are maintained, which have resulted in favorable loss ratios and cost savings. The Company believes its risk management, safety and insurance programs are adequate to meet its needs.

  The Company is often required to provide surety bonds guaranteeing its performance and/or financial obligations. The amounts of bonding available depend upon experience and reputation in the industry, financial condition, backlog and management expertise, among other factors. The Company maintains relationships with two top-rated surety companies to provide surety bonds.


Political and Economic Risks; Operational Risks

  The Company has substantial operations and assets in developing countries in Africa, Asia, the Middle East and South America, and is seeking to increase its level of activity in the C.I.S. Accordingly, the Company is subject to risks which ordinarily would not be expected to exist in the United States, Canada, Japan or western Europe, including foreign currency restrictions (such as those which existed in Venezuela until 1996), extreme exchange rate fluctuations (for example, in Russia, Venezuela and Nigeria), expropriation of assets, civil uprisings and riots, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. The Company's operations in developing countries may be adversely affected in that certain government agencies in such countries may interpret laws, regulations or court decisions in a manner which might be considered inconsistent or inequitable in the United States, Canada, Japan or western Europe. The Company may be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments which could have a material adverse effect on the Company's results of operations for any quarter or year.

  The Company has attempted to mitigate the risks of doing business in developing countries by separately incorporating its operations in many such countries; working with local partners in certain countries; contracting whenever possible with major international oil and gas companies; obtaining sizeable down payments or securing payment guarantees; entering into contracts providing for payment in U.S. dollars instead of the local currency whenever possible; maintaining reserves for credit losses; maintaining insurance on equipment against certain political risks and terrorism; and limiting its capital investment in each country. The Company retains local advisors to assist it in interpreting the laws, practices and customs of the countries in which the Company operates. Given the unpredictable nature of the risks described in the preceding paragraph, there can be no assurance that such risks will not result in a loss of business which could have a material adverse effect on the Company's results of operations for any quarter or year.

  From time to time, international oil companies operating in Nigeria, including Royal Dutch Shell, have expressed concern over the Nigerian government's tardiness in meeting its payment obligations and have threatened to reduce their planned investments, and or cut production, in Nigeria. In addition, indecision by the Nigerian government over agreeing to 1997 budget expenditure plans for oil companies involved in joint ventures with the Nigerian National Petroleum Corporation may also lead such companies to curtail their planned investments in Nigeria. Any such reduction in the level of investment or production could reduce the amount of contract work awarded in Nigeria which could materially adversely affect the Company and its results of operations. The Company cannot predict whether any such actions will be taken in the future and, if taken, the extent to which such actions would impact current or future prospects of the Company in Nigeria.

  Due to the limited number of major projects worldwide, the Company may, at any one time, have a substantial portion of its resources dedicated to one country. The Company's results of operations are, therefore, susceptible to adverse events beyond its control which may occur in a particular country in which the Company's business may be concentrated.

  Pipeline construction, dredging, pipeline rehabilitation services, marine support services and operation of vessels and heavy equipment involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions, and operator or navigational error can cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment and suspension of operations. The occurrence of any such event could result in loss of revenue, casualty loss, increased costs and significant liability to third parties. Litigation arising from such an occurrence may result in the Company being named as a defendant in lawsuits asserting substantial claims.

  The Company maintains risk management and safety programs to mitigate the effects of loss or damage. While the Company maintains such insurance protection as it deems prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. An enforceable claim for which the Company is not fully insured could have a material adverse effect on the Company. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates that it considers reasonable.


Government Regulations

 General

  Many aspects of the Company's operations are subject to government regulations in the countries in which the Company operates, including those relating to currency conversion and repatriation, taxation of its earnings and earnings of its personnel, and its use of local employees and suppliers. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and laws and regulations relating to the oil and gas industry generally. The ability of the Organization of Petroleum Exporting Countries to meet and maintain production targets also influences the demand for the Company's services. The adoption of laws and regulations by countries in which the Company operates, curtailing exploration and development drilling for oil and gas for economic and other policy reasons, could adversely affect the Company's operations by limiting demand for its services. The Company's operations are also subject to the risk of changes in foreign and domestic laws and policies which may impose restrictions on the Company, including trade restrictions, which could have a material adverse effect on the Company's operations. Other types of government regulation which could, if enacted or implemented, adversely affect the Company's operations include expropriation or nationalization decrees, confiscatory tax systems, primary or secondary boycotts directed at specific countries or companies, embargoes, extensive import restrictions or other trade barriers, mandatory sourcing rules and unrealistically high labor rate and fuel price regulation. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in, or new interpretations of, existing regulations.

 Environmental

  The Company's operations are subject to numerous environmental protection laws and regulations which are complex and stringent. The Company regularly works in and around sensitive environmental areas such as rivers, lakes and wetlands. Significant fines and penalties may be imposed for non-compliance with environmental laws and regulations, and certain environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may expose the Company to liability arising out of the conduct of operations or conditions caused by others, or for the acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The Company is not aware of any non-compliance with or liability under any environmental law that could have a material adverse effect on the Company's business or operations.

Item 3.   Legal Proceedings

  The Company is a party to a number of legal proceedings. The Company believes that the nature and number of these proceedings are typical for a firm of its size engaged in the Company's type of business and that none of these proceedings is material to the Company's financial position.


Item 4.   Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of security holders during the fourth quarter of 1997 through the solicitation of proxies or otherwise.


Item 4A.  Executive Officers of the Registrant

  The following table sets forth certain information regarding the executive officers and key personnel of the Company.
Officers are elected annually by, and serve at the discretion of, the Board of Directors.

Name               Age                  Position
----               ---                  --------

Larry J. Bump           58   Director, Chairman  of  the  Board  of
                             Directors, President,  Chief Executive
                             Officer,  and Chief Operating Officer

Melvin F. Spreitzer     59   Director, Executive Vice President,
                             Chief Financial Officer and Treasurer

M. Kieth Phillips       55   Director and Vice President; President
                             of Willbros International, Inc.

James R. Beasley        55   President of Willbros Engineers, Inc.

John N. Hove            50   General Counsel and Secretary

David L.Kavanaugh       50   Senior  Vice  President  of  Willbros
                             International, Inc.

Steve W. Shores         48   Senior  Vice  President  of  Willbros
                             Engineers, Inc.

Joel  M. Gall           49   Vice President of Willbros International,
                             Inc.

Arthur  J. West         54   Vice President of Willbros International,
                             Inc.

Adrian  P. Wright       51   Vice President of Willbros International,
                             Inc.

Lance H. Foster         39   Vice President of Willbros Energy Services
                             Company

Harold A. Weller        61   Vice President of Willbros Engineering &
                             Construction Limited

Carlos A. Atik          34   General Manager of Willbros Construction &
                             Engineering-Egypt, L.L.C.

Monica M. Bagguley      57   Director of Willbros (Overseas) Limited

Gordon D.M. Bishop      46   General Manager of Willbros Middle East,
                             Inc. - Pakistan Branch

Jack F. Furrh, Jr.      57   General Manager of The Oman Construction
                             Company, LLC

G. Patrick Riga         42   General Manager of Constructora CAMSA,
                             C.A.

James K. Tillery        39   Managing Director of Willbros (Nigeria)
                             Limited

  Larry J. Bump joined Willbros in 1977 as President and Chief Operating Officer and was elected to the Board of Directors. He was named Chief Executive Officer in 1980 and elected Chairman of the Board of Directors in 1981. He has over 34 years of international experience in pipeline construction and contracting industries, all of which were in management positions.

  Melvin F. Spreitzer joined Willbros in 1974 as Controller and was elected Vice President of Finance in 1978. He was elected Executive Vice President, Chief Financial Officer and Treasurer in 1987, and a Director in 1992. He was also Secretary from 1987 to 1996. He has over 22 years of corporate finance experience and is responsible for all aspects of financial management of the Company.

  M. Kieth Phillips joined Willbros in 1978 as Vice President. He was elected Vice President of Willbros International, Inc. ("WII") in 1979 and was promoted to Senior Vice President of WII in 1980, Executive Vice President of WII in 1983 and President of WII in 1988. Most of his more than 30 years of experience in the pipeline construction industry has been international and in management positions. Mr. Phillips has been a Director of the Company since May 1997.

  James R. Beasley joined Willbros in 1981 when Willbros
Engineers, Inc. ("WEI") was acquired. He was elected Vice
President of WEI in 1981, Senior Vice President and General
Manager of WEI in 1982 and President of WEI in 1986. Mr. Beasley has more than 27 years of experience in pipeline engineering and operations.

  John N. Hove became General Counsel of Willbros in 1991. He was elected Secretary of Willbros in 1996. He has more than 26 years of experience as a lawyer and has provided legal assistance to Willbros since 1973. Prior to 1991, he was a shareholder in a law firm in Tulsa, Oklahoma, where he concentrated his practice on international business transactions.

  David L. Kavanaugh joined Willbros in 1977 as an engineer assigned to Saudi Arabia. From 1979 until 1988, he served as Project Engineer and Project Manager in Nigeria. From 1988 to 1991, he managed construction projects in Gabon and Colombia. In 1991, he was elected Vice President of WII, and in 1995 he was promoted to Senior Vice President of operations and business development for WII. Mr. Kavanaugh has over 27 years of pipeline construction experience.

  Steve W. Shores joined Willbros in 1981 when WEI was acquired.
He was elected Vice President of WEI in 1986 and Senior Vice
President of WEI in 1991. Mr. Shores has over 22 years of pipeline engineering experience.

  Joel M. Gall joined Willbros in 1978 as an Office Manager in the Middle East. He was transferred to Nigeria in 1979 where he served as Administrative Manager, General Manager and Managing Director until 1991 when he was elected Vice President of WII. Since 1994, he has been responsible for business development activities in Southeast Asia. Mr. Gall has over 27 years of experience in the international pipeline construction industry.

  Arthur J. West joined Willbros in 1962 in North Africa. In 1988, he became Vice President of Willbros Middle East, Inc. ("WMEI") and, in 1992, he was elected Vice President of WII and became responsible for business development and operations for WMEI in the Middle East. Mr. West has over 32 years of experience in pipeline construction in the areas of administrative and project management.

  Adrian P. Wright joined Willbros in 1973 as an engineer assigned to Algeria. From 1974 until 1982, he served as Project Engineer and Project Manager in Nigeria. From 1982 to 1992, he served as Project Manager in Oman, Colombia and the United States. In 1992, Mr. Wright was elected Vice President of WII, and he is currently responsible for WII's estimating and technical services. Mr. Wright has over 31 years of experience in the construction industry.

  Lance H. Foster was employed by Willbros Engineers, Inc. ("WEI") from 1990 to 1992 as a Design Engineer and Project Engineer. He was Manager of Engineering for EVI Cherrington Environmental from 1992 to 1993, Project Manager for WEI from 1993 to 1994 and Manager of Pipeline Construction for ARB, Incorporated from 1994 to 1996. He subsequently joined Willbros USA, Inc. as an estimator/project manager in 1996 and was promoted to Vice President for Willbros Energy Services Company in January 1998. Mr. Foster has over 20 years of experience in pipeline construction in the areas of estimating, planning, administration, and management.

  Harold A. Weller joined Willbros in 1975. From 1976 to 1979, he was Project Director on a project to design and supply gas compressor stations for a gas pipeline system in western Siberia. In 1979, he left Willbros to join a major gas compressor manufacturer until 1984. Following that he operated a private consulting business until 1991. In 1991, he returned to Willbros as Director of Business Development for Willbros (Overseas) Limited ("WOL"). In 1994, he was elected Vice President of Willbros Engineering & Construction Limited. Mr. Weller has over 37 years of experience in the engineering and management of petrochemical, oil refinery and pipeline projects in the oil and gas industry.

  Carlos A. Atik joined Willbros in 1991 as an assistant Project Manager in Egypt. He assumed the duties of Project Manager in 1992 and continued in that role until 1995 when he was named General Manager of Willbros Construction & Engineering-Egypt, L.L.C. Mr. Atik has over 13 years of engineering and construction experience in Africa and the Middle East.

  Monica M. Bagguley joined WOL in 1974. Since 1985, she has served as Director of Personnel and Purchasing for WOL. Ms.
Bagguley has over 22 years of experience in international personnel management and project procurement.

  Gordon D.M. Bishop joined Willbros in 1976 as Senior Surveyor. He has 20 years of experience in pipeline construction at various levels of engineering and project management capacities in Iran, Nigeria and Oman. He is currently General Manager of Willbros Middle East, Inc. - Pakistan Branch.

  Jack F. Furrh, Jr. joined Willbros in 1981 as Administrative Manager. He left Willbros in 1986 to operate his own business. In 1990, he rejoined the Company as Project Manager and in 1991 he was promoted to General Manager of The Oman Construction Company, LLC. He has over 27 years of experience in the energy-related industry in contracts, safety and administrative management.

  G. Patrick Riga joined Willbros in 1981 in Oman as a warehouseman. From 1985 to 1988, he served in administrative capacities in Colombia and Ecuador. From 1989 until 1994, he was employed by HDI, a horizontal drilling company. He rejoined the Company in 1994 as Assistant General Manager in Venezuela and, in 1995, was promoted to General Manager of Constructora CAMSA, C.A. Mr. Riga has over 19 years of experience in the pipeline industry, including operations, quality control and administrative management.

  James K. Tillery joined Willbros in 1983 as a field engineer.
He has over 17 years of experience as an Engineer and Project
Manager working in both U.S. and international pipeline construction. In 1995, he was named Managing Director of Willbros
(Nigeria) Limited.

                             PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

  The information required by this Item is incorporated by reference from (a) the section on page 38 of the Company's 1997 Annual Report to Stockholders entitled "Common Stock Information and Dividend Policy" and (b) the section on page 24 of the Company's 1997 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Structure, Liquidity and Capital Resources."


Item 6.   Selected Financial Data

  The information required by this Item is incorporated by reference from page 20 of the Company's 1997 Annual Report to Stockholders.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

  The information required by this Item is incorporated by reference from pages 21 through 24 of the Company's 1997 Annual
Report to Stockholders.


Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk

  Not applicable.


Item 8.   Financial Statements and Supplementary Data

  The information required by this Item is incorporated by reference from pages 25 through 37 of the Company's 1997 Annual
Report to Stockholders.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

  None.


                            PART III


Item 10.  Directors and Executive Officers of the Registrant

  The information required by this Item with respect to the Company's directors is incorporated by reference from the sections of the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K.

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


                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)  (1)  Financial Statements:

  The financial statements of the Company and its subsidiaries and report of independent auditors listed below are incorporated by reference from the following pages of the Company's 1997 Annual Report to Stockholders:
                                                         1997
                                                    Annual Report
                                                       Page(s)
                                                      -----------

  Report of Independent Auditors                            25
  Consolidated Balance Sheets as of
   December 31, 1997 and 1996                               26
  Consolidated Statements of Income for the years
   ended December 31, 1997, 1996 and 1995                   27
  Consolidated Statements of Stockholders Equity for
   the years ended December 31, 1997, 1996 and 1995         28
  Consolidated Statements of Cash Flows for the
   years ended December 31, 1997, 1996 and 1995             29
  Notes to Consolidated Financial Statements             30 - 37


                                                           1997
                                                        Form 10-K
                                                         Page(s)
                                                        ---------
     (2) Financial Statement Schedule:

  Independent Auditors' Report                              32
  Schedule II - Consolidated Valuation and
    Qualifying Accounts                                     33

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

10.8* Employment Agreement dated January 1, 1997, by and among Willbros Engineers, Inc., James R. Beasley and the
        Company (Filed as Exhibit 10.9 to the 1996 Form 10-K).

10.9* Form of Indemnification Agreement between the Company and its officers (Filed as Exhibit 10.7 to the S-1
        Registration Statement).

10.10* Form of Indemnification Agreement between the Company and its directors (Filed as Exhibit 10.16 to the S-1
        Registration Statement).

10.11*  Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit
        10.8 to the S-1 Registration Statement).

10.12*  Form of Incentive Stock Option Agreement under the
        Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to the 1996 Form 10-K).

10.13*  Form of Non-Qualified Stock Option Agreement under the
        Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.14*  Willbros Group, Inc. Director Stock Plan (Filed as
        Exhibit 10.9 to the S-1 Registration Statement).

10.15*  Willbros USA, Inc. Executive Benefit Restoration Plan
        (Filed as Exhibit 10.10 to the S-1 Registration Statement).

10.16* Willbros Engineers, Inc. Management Incentive Plan dated January 1, 1996 (Filed as Exhibit 10.17 to the S-1
        Registration Statement).

10.17*  Willbros USA, Inc. Management Incentive Plan dated
        January 1, 1996 (Filed as Exhibit 10.18 to the S-1
        Registration Statement).

10.18*  Form of Secured Promissory Note under the Willbros
        International, Inc. and Willbros USA, Inc. 1995 Management Personnel Non-Qualified Stock Ownership Plans (Filed as
        Exhibit 10.11 to the S-1 Registration Statement).

10.19*  Form of Secured Promissory Note under the Willbros
        International, Inc. and Willbros USA, Inc. 1992 Employee Non-Qualified Stock Ownership Plans (Filed as Exhibit 10.12 to the S-1 Registration Statement).

10.20 Registration Rights Agreement dated April 9, 1992, between the Company and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.21* Separation Agreement dated February 20, 1998, by and between Willbros USA, Inc. and Gary L. Bracken.

11      Computation of Income (Loss) Per Common and Common Equivalent
        Share.

13      Portions of the Company's 1997 Annual Report to
        Stockholders.

21      Subsidiaries of the Company.

23      Consent of KPMG Peat Marwick.

27      Financial Data Schedule.

--------------------------------
* Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K.

  No reports on Form 8-K were filed during the fourth quarter of 1997.

                           SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 WILLBROS GROUP, INC.


Date: March 27, 1998             By:   /s/  Larry J. Bump
                                    --------------------------------
                                    Larry J. Bump
                                    Chairman of the Board, President
                                    and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                         Date
---------                      -----                         ----

 /s/  Larry J. Bump            Director, Chairman of the    March 27, 1998
------------------------       Board, President and
Larry J. Bump                  Chief Executive Officer
                               (Principal Executive Officer)

 /s/  Melvin F. Spreitzer      Director, Executive Vice     March 27, 1998
-------------------------      President, Chief Financial
Melvin F. Spreitzer            Officer and Treasurer
                               (Principal Financial Officer
                               and Principal Accounting Officer)

 /s/  M. Kieth Phillips        Director and Vice            March 27, 1998
------------------------       President
M. Kieth Phillips

 /s/  Guy E. Waldvogel         Director                     March 27, 1998
------------------------
Guy E. Waldvogel

 /s/  Bryan H. Lawrence        Director                     March 27, 1998
------------------------
Bryan H. Lawrence

 /s/  Peter A. Leidel          Director                     March 27, 1998
------------------------
Peter A. Leidel

 /s/  John H. Williams         Director                     March 27, 1998
------------------------
John H. Williams

 /s/  Michael J. Pink          Director                     March 27, 1998
------------------------
Michael J. Pink

 INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



The Stockholders and Board of Directors
Willbros Group, Inc.:

  The audits referred to in our report dated January 31, 1998 included the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1997. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   KPMG PEAT MARWICK


Panama City, Panama
January 31, 1998

                      WILLBROS GROUP, INC.
  SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                         (In thousands)


                                                    Charged
                                                   (Credited)  Charge
                                        Balance at  to Costs    Offs   Balance
                                         Beginning    and       and     at End
 Year Ended          Description          of Year   Expenses   Other   of Year
------------        -------------       ----------  --------   ------  -------

December 31, 1995  Allowance for bad debts  $2,442   $   694   $(144)   $2,992
December 31, 1996  Allowance for bad debts  $2,992   $(1,024)  $(849)   $1,119
December 31, 1997  Allowance for bad debts  $1,119   $    (8)  $(110)   $1,001







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

10.4    Pledge Agreement dated February 20, 1997, by Willbros USA,
        Inc., in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.4 o the 1996 Form 10-K).

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

10.8* Employment Agreement dated January 1, 1997, by and among Willbros Engineers, Inc., James R. Beasley and the
        Company (Filed as Exhibit 10.9 to the 1996 Form 10-K).

10.9* Form of Indemnification Agreement between the Company and its officers (Filed as Exhibit 10.7 to the S-1
        Registration Statement).

10.10* Form of Indemnification Agreement between the Company and its directors (Filed as Exhibit 10.16 to the S-1
        Registration Statement).

10.11*  Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit
        10.8 to the S-1 Registration Statement).

10.12*  Form of Incentive Stock Option Agreement under the
        Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to the 1996 Form 10-K).





10.13*  Form of Non-Qualified Stock Option Agreement under the
        Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.14*  Willbros Group, Inc. Director Stock Plan (Filed as
        Exhibit 10.9 to the S-1 Registration Statement).

10.15*  Willbros USA, Inc. Executive Benefit Restoration Plan
        (Filed as Exhibit 10.10 to the S-1 Registration Statement).

10.16* Willbros Engineers, Inc. Management Incentive Plan dated January 1, 1996 (Filed as Exhibit 10.17 to the S-1
        Registration Statement).

10.17*  Willbros USA, Inc. Management Incentive Plan dated
        January 1, 1996 (Filed as Exhibit 10.18 to the S-1
        Registration Statement).

10.18*  Form of Secured Promissory Note under the Willbros
        International, Inc. and Willbros USA, Inc. 1995 Management
        Personnel Non-Qualified Stock Ownership Plans (Filed as
        Exhibit 10.11 to the S-1 Registration Statement).

10.19*  Form of Secured Promissory Note under the Willbros
        International, Inc. and Willbros USA, Inc. 1992 Employee Non-
        Qualified Stock Ownership Plans (Filed as Exhibit 10.12 to the S-1 Registration Statement).

10.20 Registration Rights Agreement dated April 9, 1992, between the Company and Heerema Holding Construction, Inc.,
        Yorktown Energy Partners, L.P., Concord Partners II, L.P.,
        Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.21* Separation Agreement dated February 20, 1998, by and between Willbros USA, Inc. and Gary L. Bracken.

11      Computation   of  Income  (Loss)  Per  Common   and   Common
        Equivalent Share.

13      Portions of the Company's 1997 Annual Report to
        Stockholders.

21      Subsidiaries of the Company.

23      Consent of KPMG Peat Marwick.

27      Financial Data Schedule.




