Form 10-Q
period 1998-03-31
WILLBROS GROUP INC
filed 1998-05-15
CIK 895450

===================================================================
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                -----------------------------------

                             FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------- to -------------

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

     The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of May 11, 1998 was 15,038,685.

===================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)

                                                            March    December
                                                             31,        31,
                                                            1998       1997
                                                          --------  ---------
                                ASSETS
Current assets:
   Cash and cash equivalents                           $   24,587  $   43,238
   Accounts receivable                                     58,459      57,005
   Contract cost and recognized income
    not yet billed                                          9,042       8,159
   Prepaid expenses                                         4,835       4,022
                                                       ----------   ---------
        Total current assets                               96,923     112,424

Spare parts, net                                            7,885       7,385
Property, plant and equipment, net                         75,808      78,420
Other assets                                                3,951       2,973
                                                       ----------   ---------

        Total assets                                   $  184,567  $  201,202
                                                       ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                       $    5,508  $    5,341
   Accounts payable and accrued liabilities                36,446      41,287
   Accrued income taxes                                     4,509       5,171
   Contract billings in excess of cost and
     recognized income                                      9,369      21,062
                                                       ----------   ---------
        Total current liabilities                          55,832      72,861

Deferred income taxes                                         200         200
Long-term debt                                                117       3,233
Other liabilities                                           5,970       5,922
                                                       ----------   ---------
        Total liabilities                                  62,119      82,216

Stockholders' equity:
   Class A Preferred Stock, par value $.01 per share,
     1,000,000 shares authorized, none issued                   -           -
   Common stock, par value $.05 per share, 35,000,000
     shares authorized; 15,005,812 shares issued at
     March 31, 1998 (14,992,320 at December 31, 1997)         750         750
   Capital in excess of par value                          67,015      66,857
   Retained earnings                                       57,316      54,276
   Notes receivable for stock purchases                    (1,932)     (2,084)
   Accumulated other comprehensive income (loss)             (701)       (813)
                                                       ----------  ----------
        Total stockholders' equity                        122,448     118,986
                                                       ----------  ----------

        Total liabilities and stockholders' equity     $  184,567  $  201,202
                                                       ==========  ==========

    See accompanying notes to condensed consolidated financial statements.





                         WILLBROS GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except share and per share amounts)
                             (Unaudited)


                                                            Three Months
                                                           Ended March 31,
                                                       ----------------------
                                                          1998         1997
                                                       ----------  ----------

Contract revenues                                      $   61,835  $   51,165

Operating expenses:
   Contract                                                44,294      35,775
   Depreciation and amortization                            5,970       3,904
   General and administrative                               8,442       6,686
                                                       ----------  ----------
                                                           58,706      46,365
                                                       ----------  ----------
      Operating income                                      3,129       4,800

Other income (expense):
   Interest - net                                              52          58
   Minority interest                                         (393)       (452)
   Other - net                                                968          97
                                                       ----------  ----------
                                                              627        (297)
                                                       ----------  ----------
      Income before income taxes                            3,756       4,503

Provision for income taxes                                    716       2,049
                                                       ----------  ----------
      Net income                                       $    3,040  $    2,454
                                                       ==========  ==========

Earnings per common share:
   Basic                                               $      .20  $      .17
                                                       ==========  ==========

   Diluted                                             $      .20  $      .17
                                                       ==========  ==========

Weighted average number of common and common
  equivalent shares outstanding:
   Basic                                               15,000,947  14,385,980
                                                       ==========  ==========

   Diluted                                             15,203,414  14,385,980
                                                       ==========  ==========

    See accompanying notes to condensed consolidated financial statements.




                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)
                             (Unaudited)




                                                        Capital
                                    Common Stock       in Excess
                               ----------------------    of Par     Retained
                                 Shares     Par Value    Value      Earnings
                               ----------  ----------  ----------  ----------

Balance, January 1, 1998       14,992,320  $      750  $   66,857  $   54,276

 Net income                             -           -           -       3,040

 Collection of notes
  receivable                            -           -           -           -

 Issuance of common stock
  under employee benefit
  plan                              5,992           -          90           -

 Exercise of stock options          7,500           -          68           -

 Other comprehensive income -
  foreign currency translation
  adjustments                           -           -           -           -
                               ----------   ---------  ----------  ----------

Balance, March 31, 1998        15,005,812  $      750  $   67,015  $   57,316
                               ==========  ==========  ==========  ==========





CONTINUED-
                                           Accumulated
                                   Notes      Other
                                Receivable   Compre-      Total
                                   for       hensive      Stock-
                                  Stock      Income      holders'
                                Purchases    (Loss)      Equity
                               ----------  ----------  ----------

Balance, January 1, 1998       $   (2,084) $     (813) $  118,986

 Net income                             -           -       3,040

 Collection of notes
  receivable                          152           -         152

 Issuance of common stock
  under employee benefit
  plan                                  -           -          90

 Exercise of stock options              -           -          68

 Other comprehensive income -
  foreign currency translation
  adjustments                           -         112         112
                               ----------  ----------  ----------

Balance, March 31, 1998        $   (1,932) $     (701) $  122,448
                               ==========  ==========  ==========


    See accompanying notes to condensed consolidated financial statements.





                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)


                                                            Three Months
                                                           Ended March 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------

Cash flows from operating activities:
   Net income                                          $    3,040  $    2,454
   Reconciliation of net income to cash
    provided by (used in) operating activities:
     Depreciation and amortization                          5,970       3,904
     (Gain) loss on sales and retirements                    (167)         32
     Changes in operating assets and liabilities:
       Accounts receivable                                 (1,454)        976
       Contract cost and recognized income not
        yet billed                                           (883)     (1,221)
       Prepaid expenses and other assets                   (1,791)       (607)
       Accounts payable and accrued liabilities            (4,841)     (1,684)
       Accrued income taxes                                  (662)        583
       Contract billings in excess of cost and
        recognized income                                 (11,693)     (2,639)
       Other liabilities                                       48          84
                                                       ----------  ----------
          Cash provided by (used in) operating
           activities                                     (12,433)      1,882

Cash flows from investing activities:
   Proceeds from sales of property and equipment              815          52
   Purchase of property and equipment                      (1,929)     (6,048)
   Purchase of spare parts                                 (2,577)     (1,332)
                                                       ----------  ----------
           Cash used in investing activities               (3,691)     (7,328)

Cash flows from financing activities:
   Proceeds from common stock                                 158           -
   Proceeds from notes payable to banks                     2,003         499
   Repayments of long-term debt                            (3,000)          -
   Collection of notes receivable for stock
    purchases                                                 152          49
   Repayment of notes payable to banks                     (1,836)       (139)
   Repayment of notes payable to former
    shareholders                                             (116)       (116)
                                                       ----------  ----------
          Cash provided by (used in) financing
           activities                                      (2,639)        293

Effect of exchange rate changes on cash and
 cash equivalents                                             112           -
                                                       ----------  ----------
Cash used in all activities                               (18,651)     (5,153)
Cash and cash equivalents, beginning of period             43,238      24,118
                                                       ----------  ----------
Cash and cash equivalents, end of period               $   24,587  $   18,965
                                                       ==========  ==========

    See accompanying notes to condensed consolidated financial statements.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


1. Basis of Presentation

   The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1998, and for all interim periods presented. All adjustments are normal recurring accruals.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the operating results to be achieved for the full year.

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

3. Earnings Per Share

   Basic and diluted earnings per common share for the three months ended March 31, 1998 and 1997, are computed as follows:

                                                          1998        1997
                                                       ----------  ----------



     Net income applicable to common shares            $    3,040  $    2,454
                                                       ==========  ==========

     Weighted average number of common shares
      outstanding for basic earnings per share         15,000,947  14,385,980

     Effect of dilutive potential common shares
      from stock options                                  202,467           -
                                                       ----------  ----------
     Weighted average number of common shares
      outstanding for diluted earnings per share       15,203,414  14,385,980
                                                       ==========  ==========

     Earnings per common share:
       Basic                                           $      .20  $      .17
                                                       ==========  ==========

       Diluted                                         $      .20  $      .17
                                                       ==========  ==========

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


4. Comprehensive Income

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires reporting of comprehensive income, which includes all changes in stockholders' equity other than additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net income and foreign currency translation adjustments which are charged or credited to the cumulative foreign currency translation adjustment account within stockholders' equity. There were no related tax effects associated with the Company's calculation of comprehensive income. Comprehensive income for the three months ended March 31, 1998 and 1997, consists of:

                                                          1998        1997
                                                       ----------  ----------

     Net income                                        $    3,040  $    2,454

     Other comprehensive income - foreign
      currency translation adjustments                        112           -
                                                       ----------  ----------

     Comprehensive income                              $    3,152  $    2,454
                                                       ==========  ==========

5. Contingencies, Commitments and Other Circumstances

   The Company provides construction, engineering and specialty services to the oil and gas industry. The Company's principal markets are currently Africa, Asia, the Middle East, South America and the United States. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying condensed consolidated financial statements. Based upon the advice of local advisors in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which it operates, management believes the Company has followed the current practices in those countries; however, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future. The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism.

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


5. Contingencies, Commitments and Other Circumstances
   (continued)

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

   The Company derives its revenues from contracts with durations from a few weeks to several months or in some cases, more than a year. Unit-price contracts provide relatively even quarterly results; however, major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the nature of the work and the method by which revenues are recognized. These financial factors, as well as external factors such as weather, client needs, client delays in providing approvals, labor availability, governmental regulation and politics may affect the progress of a project's completion and thus the timing of revenue recognition. The Company believes that its operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

   The Company recognizes anticipated contract revenues as backlog when the award of a contract is reasonably assured. Anticipated revenues from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, are not added to backlog until their realization is assured. Backlog increased $8.7 million (6%) to $144.5 million during the quarter ended March 31, 1998. Total backlog consists of (a) construction backlog of $112.3 million, up $11.1 million (11%) from December 31, 1997; (b) engineering backlog of $29.8 million, down $2.1 million (7%) from December 31, 1997; and (c) specialty services backlog of $2.4 million, down $.3 million (11%) from December 31, 1997. The increase in backlog consists of increases of $25.6 million in the United States, $13.0 million in Ivory Coast, $7.0 million in Cameroon, offset by decreases in backlog of $18.4 million in Venezuela, $7.0 million in Indonesia, $6.8 million in Nigeria, $3.8 million in Oman, and $.9 million in Pakistan. New contract awards totaled $71.6 million during the quarter ended March 31, 1998. New contract awards consists of $54.0 million in construction backlog, $10.9 million in engineering backlog and $6.7 million in specialty services backlog.

Results of Operations

     The Company's contract revenues and contract costs are primarily related to the timing and location of development projects in the oil and gas industry worldwide. Contract revenues and cost variations by country from year to year are the result of
(a) entering new countries as part of the Company's strategy for geographical diversification, (b) the execution of new contract awards, (c) the completion of contracts, and (d) the overall level of activity in the Company's lines of business.

  Three Months Ended March 31, 1998, Compared to Three Months Ended
  March 31, 1997

   Contract revenues increased $10.6 million (21%) to $61.8 million due to (a) $24.1 million of additional construction revenues resulting primarily from construction contracts in Venezuela and Indonesia; offset by (b) a decrease of $12.6 million in specialty services revenues principally in Nigeria; and (c) a decrease in engineering revenues of $.9 million. Venezuela revenues increased $20.6 million (540%) primarily due to the recognition of revenue upon substantial completion of an offshore loading and storage terminal and work on a pipeline contract that includes the construction of 120 miles (200 kilometers) each of 36 inch and 20 inch pipelines. Indonesia revenues increased $5.5 million (389%) primarily due to work on an 85 mile (135 kilometer) gas gathering system and station in Sumatra. Nigeria revenues decreased $10.7 million (48%) primarily as a result of a reduction in specialty services work attributable to delays in funding from the Nigerian government which has caused a slowdown in the award of specialty services projects. Revenues from Pakistan decreased $4.9 million (79%) due to the substantial completion of an Engineering, Procurement, and Construction contract.

   Contract costs increased $8.5 million (24%) to $44.3 million due to an increase of $15.0 million in construction services cost, offset by a decrease of $3.0 million in engineering services cost and a decrease of $3.5 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenues.

   Depreciation and amortization increased $2.1 million to $6.0 million primarily due to additions made to the equipment fleet to prepare for new contracts in Indonesia and Venezuela.

   General and administrative expense increased $1.7 million to $8.4 million to support the growth in worldwide activities.

   Operating income decreased $1.7 million (35%) to $3.1 million. The decrease was primarily attributable to (a) a decrease of $1.1 million in construction and specialty services primarily from the realization of certain cost recoveries in 1997 that were not repeated in the first quarter of 1998; and (b) a decrease of $.6 million in engineering operating income due the decrease in engineering services activity.

   Minority interest expense decreased 13% to $.4 million due to a reduction of activity in countries where minority interest partners were involved.

   Other - net increased $.9 million to $1.0 million primarily as a result of foreign exchange gains in Nigeria and Venezuela and the sale of land in the United States.

   The provision for income taxes decreased $1.3 million (65%) to $.7 million primarily due to decreased activity in Nigeria and Pakistan.

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

   Cash and cash equivalents decreased $18.6 million (43%) to $24.6 million at March 31, 1998, from $43.2 million at December 31, 1997. The decrease was due to negative cash flows of $12.4 million from operations (including a $21.3 million increase in working capital required to support new construction projects), $3.6 million from net capital expenditures for the purchase of equipment and spare parts and $2.6 million from financing activities.

   The Company has a $150.0 million credit agreement that matures on February 20, 2003 and may be extended annually in one year increments, subject to certain approvals, for up to two additional years, with a syndicated bank group including ABN AMRO Bank N.V., as agent, and Credit Lyonnais, New York Branch, as co-agent. The credit agreement provides for a $100.0 million revolving credit facility, part of which can be used for acquisitions and equity investments. The entire facility, less amounts used under the revolving portions of the facility, may be used for standby and commercial letters of credit. Principal is payable at termination on all revolving loans except qualifying acquisition and equity investment loans which are payable quarterly over the remaining life of the credit agreement. Interest is payable quarterly at prime or other alternative interest rates. A commitment fee is payable quarterly based on an annual rate of 1/4% of the unused portion of the credit facility. The Company's obligations under the credit agreement are secured by the stock of the principal subsidiaries of the Company. The credit agreement requires the Company to maintain certain financial ratios, restricts the amount of annual dividend payments to the greater of 25 cents per share or 25% of net income and limits the Company's ability to purchase its own stock. At March 31, 1998, outstanding letters of credit totaled
$33.8 million, leaving $116.2 million available under this facility.

   The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $8.3 million at March 31, 1998.

   The Company believes that cash flows from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through the end of 1998. The Company estimates capital expenditures for equipment and spare parts of approximately $30 to $40 million during 1998.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings
-------  -----------------

  Not applicable


Item 2.  Changes in Securities and Use of Proceeds
------   -----------------------------------------

  Not applicable


Item 3.  Defaults upon Senior Securities
-------  -------------------------------

  Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

  Not applicable


Item 5.  Other Information
-------  -----------------

  Not applicable


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

  (a)   Exhibits:

  The following documents are included as exhibits to this Form 10-
Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

        10 Separation Agreement dated February 20, 1998, by and between Willbros USA, Inc. and Gary L. Bracken. (Filed as Exhibit 10.21 to the Company's report on Form 10-K for the year ended December 31, 1997, filed March 27, 1998).

        27   Financial Data Schedule.

  (b)   Reports on Form 8-K

        There were no current reports on Form 8-K filed during the three months ended March 31, 1998.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WILLBROS GROUP, INC.


Date:  May 15, 1998                By:    /s/Melvin F. Spreitzer
                                      -----------------------------
                                           Melvin F. Spreitzer
                                        Executive Vice President,
                                  Chief Financial Officer and Treasurer
                                    (Principal Financial Officer and
                                      Principal Accounting Officer)

                           EXHIBIT INDEX




  The following documents are included as exhibits to this Form 10-
Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.



   Exhibit
    Number                             Description
------------        ---------------------------------------------------


     10 Separation Agreement dated February 20, 1998, by and between Willbros USA, Inc. and Gary L. Bracken. (Filed as Exhibit 10.21 to the Company's report on Form 10-K for the year ended December 31, 1997, filed March 27, 1998).

     27             Financial Data Schedule.