Form 10-Q
period 1998-06-30
WILLBROS GROUP INC
filed 1998-08-14
CIK 895450

================================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                ----------------------------------

                             FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

                                OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

         For the transition period from -------- to ---------

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


                           NOT APPLICABLE
-------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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


    The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of August 10, 1998 was 15,006,978.

===============================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)

                                                          June      December
                                                           30,         31,
                                                          1998        1997
                                                       ----------  ----------
                                ASSETS

Current assets:
   Cash and cash equivalents                           $   10,430  $   43,238
   Accounts receivable                                     62,143      57,005
   Contract cost and recognized income
    not yet billed                                         17,377       8,159
   Prepaid expenses                                         4,318       4,022
                                                       ----------  ----------
      Total current assets                                 94,268     112,424

Spare parts, net                                            9,368       7,385
Property, plant and equipment, net                         76,755      78,420
Other assets                                                5,972       2,973
                                                       ----------  ----------

      Total assets                                     $  186,363  $  201,202
                                                       ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                       $    2,592  $    5,341
   Accounts payable and accrued liabilities                39,276      41,287
   Accrued income taxes                                     5,281       5,171
   Contract billings in excess of cost and
    recognized income                                       6,120      21,062
                                                       ----------  ----------
      Total current liabilities                            53,269      72,861

Deferred income taxes                                         200         200
Long-term debt                                                  -       3,233
Other liabilities                                           5,976       5,922
                                                       ----------  ----------
      Total liabilities                                    59,445      82,216

Stockholders' equity:
   Class A Preferred Stock, par value $.01 per
    share, 1,000,000 shares authorized, none issued             -           -
   Common stock, par value $.05 per share,
    35,000,000 shares authorized; 15,049,640
    shares issued at June 30, 1998 (14,992,320
    at December 31, 1997)                                     752         750
   Capital in excess of par value                          67,453      66,857
   Retained earnings                                       61,104      54,276
   Notes receivable for stock purchases                    (1,814)     (2,084)
   Accumulated other comprehensive income (loss)             (577)       (813)
                                                       ----------  ----------
      Total stockholders' equity                          126,918     118,986
                                                       ----------  ----------

      Total liabilities and stockholders' equity       $  186,363  $  201,202
                                                       ==========  ==========

    See accompanying notes to condensed consolidated financial statements.



                         WILLBROS GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except share and per share amounts)
                             (Unaudited)


                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1998        1997        1998        1997
                               ----------  ----------  ----------  ----------

Contract revenues              $   78,752  $   57,280  $  140,587  $  108,445

Operating expenses:
   Contract                        57,472      41,155     101,766      76,930
   Depreciation and
    amortization                    6,342       4,291      12,312       8,195
   General and
    administrative                  8,320       7,219      16,762      13,905
                               ----------  ----------  ----------  ----------
                                   72,134      52,665     130,840      99,030
                               ----------  ---------- -----------  ----------
      Operating income              6,618       4,615       9,747       9,415

Other income (expense):
   Interest - net                    (255)         10        (203)         68
   Minority interest                 (476)       (487)       (869)       (939)
   Other - net                       (785)         36         183         133
                               ----------  ----------  ----------  ----------
                                   (1,516)       (441)       (889)       (738)
                               ----------  ----------  ----------  ----------
      Income before income
        taxes                       5,102       4,174       8,858       8,677

Provision for income taxes          1,314       1,149       2,030       3,198
                               ----------  ----------  ----------  ----------
      Net income               $    3,788  $    3,025  $    6,828  $    5,479
                               ==========  ==========  ==========  ==========

Earnings per common share:
   Basic                       $      .25  $      .21  $      .45  $      .38
                               ==========  ==========  ==========  ==========

   Diluted                     $      .25  $      .21  $      .45  $      .38
                               ==========  ==========  ==========  ==========

Weighted average number of
common shares outstanding:
   Basic                       15,042,669  14,389,572  15,021,808  14,387,776
                               ==========  ==========  ==========  ==========

   Diluted                     15,276,982  14,484,333  15,240,198  14,445,869
                               ==========  ==========  ==========  ==========

    See accompanying notes to condensed consolidated financial statements.



                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)
                             (Unaudited)



                                                        Capital
                                    Common Stock       in Excess
                               ----------------------    of Par     Retained
                                 Shares     Par Value    Value      Earnings
                               ----------  ----------  ----------  ---------

Balance, January 1, 1998       14,992,320  $      750  $   66,857  $   54,276

 Net income                             -           -           -       6,828

 Collection of notes
  receivable                            -           -           -           -

 Issuance of common stock
  under employee benefit
  plan                             10,870           -         172           -

 Exercise of stock options         46,450           2         424           -

 Other comprehensive income -
  foreign currency
  translation adjustments               -           -           -           -
                               ----------  ----------  ----------  ----------

Balance, June 30, 1998         15,049,640  $      752  $   67,453  $   61,104
                               ==========  ==========  ==========  ==========



CONTINUED-

                                           Accumulated
                                  Notes       Other
                               Receivable    Compre-      Total
                                   for       hensive      Stock-
                                  Stock      Income      holders'
                                Purchases    (Loss)      Equity
                               ----------  ----------  ----------

Balance, January 1, 1998       $   (2,084) $     (813) $  118,986

 Net income                             -           -       6,828

 Collection of notes
  receivable                          270           -         270

 Issuance of common stock
  under employee benefit
  plan                                  -           -         172

 Exercise of stock options              -           -         426

 Other comprehensive income -
  foreign currency
  translation adjustments               -         236         236
                               ----------  ----------  ----------

Balance, June 30, 1998         $   (1,814) $     (577) $  126,918
                               ==========  ==========  ==========


    See accompanying notes to condensed consolidated financial statements.



                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)

                                                             Six Months
                                                           Ended June 30,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------

Cash flows from operating activities:
   Net income                                          $    6,828  $    5,479
   Reconciliation of net income to cash
    provided by (used in) operating activities:
     Depreciation and amortization                         12,312       8,195
     (Gain) loss on sales and retirements                    (167)         29
     Changes in operating assets and liabilities:
       Accounts receivable                                 (5,138)     (9,801)
       Contract cost and recognized income
        not yet billed                                     (9,218)        108
       Prepaid expenses and other assets                   (3,295)     (2,698)
       Accounts payable and accrued liabilities            (2,011)      2,135
       Accrued income taxes                                   110         933
       Contract billings in excess of cost and
        recognized income                                 (14,942)     (1,848)
       Other liabilities                                       54         209
                                                       ----------  ----------
          Cash provided by (used in) operating
            activities                                    (15,467)      2,741

Cash flows from investing activities:
   Proceeds from sales of property and equipment            1,183          62
   Purchase of property and equipment                      (7,292)    (11,904)
   Purchase of spare parts                                 (6,354)     (2,936)
                                                       ----------  ----------
          Cash used in investing activities               (12,463)    (14,778)

Cash flows from financing activities:
   Proceeds from common stock                                 598          65
   Proceeds from notes payable to banks                     2,003       1,682
   Repayments of long-term debt                            (3,000)          -
   Collection of notes receivable for stock
    purchases                                                 270         754
   Repayment of notes payable to banks                     (4,752)       (259)
   Repayment of notes payable to former
    shareholders                                             (233)       (233)
                                                       ----------  ----------
          Cash provided by (used in)
           financing activities                            (5,114)      2,009

Effect of exchange rate changes on cash and
 cash equivalents                                             236           -
                                                       ----------  ----------
Cash used in all activities                               (32,808)    (10,028)
Cash and cash equivalents, beginning of period             43,238      24,118
                                                       ----------  ----------
Cash and cash equivalents, end of period               $   10,430  $   14,090
                                                       ==========  ==========

   See accompanying notes to condensed consolidated financial statements.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)

1.  Basis of Presentation

    The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 1998, and for all interim periods presented. All adjustments are normal recurring accruals.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the operating results to be achieved for the full year.

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

3.  Earnings Per Share

    Basic and diluted earnings are computed as follows:


                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1998        1997        1998        1997
                               ----------  ----------  ----------  ----------

    Net income applicable
      to common shares         $    3,788  $    3,025  $    6,828  $    5,479
                               ==========  ==========  ==========  ==========

    Weighted average
      number of common
      shares outstanding for
      basic earnings per
      share                    15,042,669  14,389,572  15,021,808  14,387,776

    Effect of dilutive
      potential common
      shares from stock
      options                     234,313      94,761     218,390      58,093
                               ----------  ----------  ----------  ----------

    Weighted average
      number of
      common shares
      outstanding
      for diluted
      earnings per share       15,276,982  14,484,333  15,240,198  14,445,869
                               ==========  ==========  ==========  ==========

    Earnings per common
      share:

      Basic                    $      .25  $      .21  $      .45  $      .38
                               ==========  ==========  ==========  ==========

      Diluted                  $      .25  $      .21  $      .45  $      .38
                               ==========  ==========  ==========  ==========

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


4.  Comprehensive Income

    In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires reporting of comprehensive income, which includes all changes in stockholders' equity other than additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net income and foreign currency translation adjustments which are charged or credited to the cumulative foreign currency translation adjustment account within stockholders' equity. There were no related tax effects associated with the Company's calculation of comprehensive income. Comprehensive income for the periods ended June 30, 1998 and 1997, consists of:

                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1998        1997        1998        1997
                               ----------  ----------  ----------  ----------

    Net income                 $    3,788  $    3,025  $    6,828  $    5,479

    Other comprehensive
      income - foreign
      currency translation
      adjustments                     124           -         236           -
                               ----------  ----------  ----------  ----------

    Comprehensive
      income                   $    3,912  $    3,025  $    7,064  $    5,479
                               ==========  ==========  ==========  ==========


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

    The Company has the usual liability of contractors for the completion of contracts and the warranty of its work. Where work is performed through a joint venture, the Company also has possible liability for the contract completion and warranty responsibilities of its joint venturers. Management is not aware of any material exposure related thereto, which has not been provided for in the accompanying condensed consolidated financial statements.

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

    Lower oil prices, the continuing economic slowdown in Asia and unusual weather in several places where the Company operates have had some affect on the Company's operations. The current low oil prices and the uncertainty as to when prices will improve have had a negative influence on the Company's clients' capital spending plans. As a direct result, the Company is experiencing reduced demand for its specialty services, especially in Nigeria and Oman. While the longer term effect of lower oil prices on future construction activity is unclear, the Company does not anticipate that any of the projects in its current backlog will be deferred or cancelled. However, a number of projects the Company has been following in Asia have been delayed.

    The Company recognizes anticipated contract revenues as backlog when the award of a contract is reasonably assured. Anticipated revenues from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, are not added to backlog until their realization is reasonably assured. Backlog increased $38.7 million (27%) to $183.2 million during the quarter ended
June 30, 1998. Total backlog consists of (a) construction backlog of $73.5 million down $38.8 million (35%) from March 31, 1998; (b) engineering backlog of $25.7 million, down $4.1 million (14%) from March 31, 1998; and (c) specialty services backlog of $84.0 million, up $81.6 million from March 31, 1998. The increase in backlog consists of increases of $34.3 million in Nigeria and $21.4 million in Venezuela, offset by decreases in backlog of $8.5 million in Indonesia, $3.3 million in the United States, $2.9 million in Oman, $1.1 million in Pakistan, $.8 million in Mexico, and $.4 million in the Ivory Coast. New contract awards totaled $117.9 million during the quarter ended June 30, 1998. New contract awards consist of $15.8 million in construction backlog, $13.4 million in engineering backlog and $88.7 million in specialty services backlog. The increase in specialty services backlog is primarily attributable to two major contract awards in the quarter ended June 30, 1998: a sixteen year water injection contract awarded to a consortium in which the Company has a 10% interest in Venezuela and a three year dredging contract in Nigeria.


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

  Three Months Ended June 30, 1998, Compared to Three Months Ended
  June 30, 1997

    Contract revenues increased $21.6 million (38%) to $78.8 million due to (a) $31.7 million of additional construction revenues resulting primarily from construction contracts in Venezuela, the United States, Oman and Indonesia; offset by (b) a decrease of $3.8 million in specialty services revenues, principally in Nigeria; and (c) a decrease in engineering revenues of $6.3 million. Venezuela revenues increased $20.4 million (580%) primarily due to work on a pipeline contract that includes the construction of 120 miles (200 kilometers) each of 36 inch and 20 inch pipelines. Indonesia revenues increased $3.2 million (60%) due to work on a 35 mile (55 kilometer) 42 inch pipeline in Kalimantan. Revenues in the United States increased $3.0 million principally due to work performed on a 94 mile (150 kilometer)
36 inch natural gas pipeline in Iowa. Revenues in Oman increased $1.7 million primarily because of work performed on two pipeline construction contracts and a pressure reducing terminal.
Nigeria revenues decreased $4.6 million (25%) primarily as a result of a reduction in specialty services work attributable to delays in funding from the Nigerian government which has caused a slowdown in the award of specialty services projects. Although the Company has seen early indications that the Nigerian government is taking steps toward resolving these funding issues, it is unclear as to when specialty services activity in that country will return to historical levels. Revenues from Pakistan decreased $2.4 million (58%) due to the completion of an Engineering, Procurement, and Construction contract.

    Contract costs increased $16.4 million (40%) to $57.5 million due to an increase of $30.5 million in construction services cost, offset by a decrease of $11.5 million in engineering services cost and a decrease of $2.6 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenues.

    Depreciation and amortization increased $2.0 million to $6.3 million primarily due to additions made to the equipment fleet in 1997 to prepare for new contracts in Indonesia and Venezuela.

    General and administrative expense increased $1.2 million to $8.4 million to support the growth in worldwide activities and to promote expansion into new work countries, such as Mexico.

    Operating income increased $2.0 million (43%) to $6.6 million. The increase was attributable to (a) an increase of $3.0 million in construction and specialty services primarily from construction work in Venezuela, Oman and Indonesia; offset by (b) a decrease of $1.0 million in engineering operating income due to the decrease in engineering services activity.

    Interest - net decreased to expense of $.3 million due to increased borrowing outside the United States to meet local working capital requirements.

    Other - net decreased $.7 million to $.7 million expense primarily as a result of foreign exchange losses in Nigeria and Venezuela.

    The provision for income taxes increased $.2 million (18%) to $1.3 million primarily due to increased activity in Indonesia.


  Six Months Ended June 30, 1998, Compared to Six Months Ended
  June 30, 1997

    Contract revenues increased $32.2 million (30%) to $140.6 million due to (a) $55.9 million of additional construction revenues resulting primarily from construction contracts in Venezuela, Indonesia and Oman; offset by (b) a decrease of $16.5 million in specialty services revenues, principally in Nigeria; and
(c) a decrease in engineering revenues of $7.2 million due to less engineering services work in the United States. Venezuela revenues increased $41.0 million (560%) primarily due to work on a pipeline contract that includes the construction of 120 miles (200 kilometers) each of 36 inch and 20 inch pipelines, revenue from a transport services contract and recognition of revenue upon substantial completion of an offshore loading and storage terminal. Indonesia revenues increased $8.7 million (130%) primarily due to work on a 35 mile (55 kilometer) 42 inch pipeline in Kalimantan. United States revenues increased $3.2 million (10%) primarily due to work performed on a 94 mile (150 kilometer) 36 inch natural gas pipeline in Iowa. Oman revenues increased $1.9 million (17%) due to construction work on three pipeline construction contracts and a pressure reducing terminal. Nigeria revenues decreased
$15.3 million (38%) primarily as a result of a reduction in specialty services work attributable to delays in funding from the Nigerian government which has caused a slowdown in the award of specialty services projects and the realization of certain cost recoveries in 1997 which were not repeated in 1998. Although the Company has seen early indications that the Nigerian government is taking steps toward resolving these funding issues, it is unclear as to when specialty services activity in that country will return to historical levels. Revenues from Pakistan decreased $7.3 million (71%) due to the completion of an Engineering, Procurement, and Construction contract.

    Contract costs increased $24.9 million (32%) to $101.8 million due to an increase of $45.8 million in construction services cost, offset by a decrease of $14.6 million in engineering services cost and a decrease of $6.3 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenues.

    Depreciation and amortization increased $4.1 million to $12.3 million primarily due to additions made to the equipment fleet to prepare for new contracts in Venezuela, Indonesia and the United States.

    General and administrative expense increased $2.9 million to $16.8 million to support the growth in worldwide activities.

    Operating income increased $.3 million (3%) to $9.7 million. The increase was attributable to (a) an increase of $1.4 million in construction and specialty services, primarily from construction services in Venezuela, Indonesia and Oman; offset by (b) a decrease of $1.1 million in engineering operating income due to the decrease in engineering services activity.

    Interest - net decreased $.3 million to $.2 million expense due to increased borrowing outside the United States to meet local working capital requirements.

    Other - net increased $.1 million to $.2 million income primarily as a result of gains from the sale of land in the United States.

    The provision for income taxes decreased $1.2 million (38%) to $2.0 million primarily due to decreased activity in Nigeria and Pakistan.


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

    Cash and cash equivalents decreased $32.8 million (76%) to $10.4 million at June 30, 1998, from $43.2 million at December 31, 1997. The decrease was due to negative cash flows of $15.5 million from operations (including a $34.4 million increase in working capital required to support construction projects), $12.4 million from net capital expenditures for the purchase of equipment and spare parts and $4.9 million from financing activities.

    The Company has a $150.0 million credit agreement that matures on February 20, 2003 and may be extended annually in one year increments, subject to certain approvals, for up to two additional years, with a syndicated bank group including ABN AMRO Bank N.V., as agent, and Credit Lyonnais, New York Branch, as co-agent. The credit agreement provides for a $100.0 million revolving credit facility, part of which can be used for acquisitions and equity investments. The entire facility, less amounts used under the revolving portions of the facility, may be used for standby and commercial letters of credit. Principal is payable at termination on all revolving loans except qualifying acquisition and equity investment loans which are payable quarterly over the remaining life of the credit agreement. Interest is payable quarterly at prime or other alternative interest rates. A commitment fee is payable quarterly based on an annual rate of 1/4% of the unused portion of the credit facility. The Company's obligations under the credit agreement are secured by the stock of the principal subsidiaries of the Company. The credit agreement requires the Company to maintain certain financial ratios, restricts the amount of annual dividend payments to the greater of 25 cents per share or 25% of net income and limits the Company's ability to purchase its own stock. At June 30, 1998, outstanding letters of credit totaled $32.7 million, leaving $117.3 million available under this facility.

    The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $10.2 million at June 30, 1998.

    The Company believes that cash flows from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through the end of 1998. The Company estimates capital expenditures for equipment and spare parts of approximately $20 to $30 million during 1998.

    In February 1998, the Company's Board of Directors approved a plan to buy back up to approximately 750,000 shares of its Common Stock from time to time in the open market or through negotiated transactions. No shares were purchased under this plan during the quarter ended June 30, 1998. Subsequent to June 30, 1998, the Company purchased 45,000 shares of its Common Stock at an average price of $10.53 per share.

New Accounting Standards

    In May 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. This statement requires that start-up costs and organization costs be expensed as they are incurred. The Company does not believe this statement will have a material impact on its consolidated financial statements.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. Derivatives that are hedges must be adjusted to fair value, depending on the nature of the hedge, either through earnings as an offset against the change in fair value of the hedged assets, liabilities, or firm commitments or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company does not believe adoption of this standard will have a material impact on its consolidated financial statements.


Forward-Looking Statements

    This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil and gas prices and demand, expansion and other development trends of the oil and gas industry, business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations including the timely award of one or more projects; cancellation of projects; weather; exceeding project cost and scheduled targets; failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project; identifying and acquiring suitable acquisition targets on reasonable terms; the demand for energy diminishing; political circumstances impeding the progress of work; general economic, market or business conditions; changes in laws or regulations; the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.


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

    The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 4, 1998, in Panama City, Panama. At the Annual Meeting, the stockholders of the Company elected Michael J. Pink and John H. Williams as Class II directors of the Company for three-year terms. The stockholders also considered and approved (a) the adoption of Republic of Panama Decree Law No. 5 and an amendment to the Company's charter to effect certain provisions of the decree and (b) the appointment of KPMG Peat Marwick as the independent auditors of the Company for the fiscal year ending December 31, 1998.

    There were present at the Annual Meeting, in person or by proxy, stockholders holding 13,598,335 shares of the common stock of the Company, or 90.62% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

                                              Votes
                                  Votes    Against or                Broker
                                   For      Withheld   Abstentions  Non-Votes
                               ----------  ----------  ----------  ----------
1.  Election of Directors:

    Michael J. Pink            13,397,261     201,074         -0-         -0-

    John H. Williams           13,396,661     201,674         -0-         -0-

2.  Adoption of Republic of
    Panama Decree Law No. 5
    and an amendment to the
    Company's charter to
    effect certain
    provisions of the decree   11,376,456      11,949      49,629   2,160,301

3.  Ratification of
    KPMG Peat Marwick
    as independent auditors
    of the Company for
    fiscal 1998                13,085,589     509,889       2,857         -0-

Item 5.   Other Information
-------   -----------------

    As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy materials for its 1999 Annual
Meeting of Stockholders must be received by the Company no later than December 1, 1998.

    If a stockholder, who intends to present a proposal at the Company's 1999 Annual Meeting of Stockholders and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8, fails to provide the Company with notice of such proposal by February 14, 1999, then the persons named in the proxies solicited by the Company's Board of Directors for its 1999 Annual Meeting of Stockholders may exercise discretionary voting power with respect to such proposal.


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

    (a)   Exhibits:

    The following document is included as an exhibit to this Form 10-Q.

          27    Financial Data Schedule.

    (b)   Reports on Form 8-K

    There were no current reports on Form 8-K filed during the three months ended June 30, 1998.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WILLBROS GROUP, INC.


Date:  August 13, 1998             By:   /s/ Melvin F. Spreitzer
                                      -----------------------------
                                           Melvin F. Spreitzer
                                        Executive Vice President,
                                 Chief Financial Officer and Treasurer
                                    (Principal Financial Officer and
                                     Principal Accounting Officer)

                           EXHIBIT INDEX




    The following document is included as an exhibit to this Form 10-Q.



 Exhibit
 Number                  Description
---------   ----------------------------------------------------------------

  27          Financial Data Schedule.