Form 10-Q
period 1998-09-30
WILLBROS GROUP INC
filed 1998-11-16
CIK 895450

===================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
    -----------------------------------------------------------

                             FORM 10-Q

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

                                OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

      For the transition period from --------- to ---------

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


     The number of shares of the registrant's Common Stock, $ .05 par value, outstanding as of November 10, 1998 was 14,313,468.
===================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)

                                                       September    December
                                                           30,         31,
                                                          1998        1997
                                                       ----------  ----------

                                ASSETS
Current assets:
   Cash and cash equivalents                           $    3,939  $   43,238
   Accounts receivable                                     58,619      57,005
   Contract cost and recognized income
    not yet billed                                          6,362       8,159
   Prepaid expenses                                         3,487       4,022
                                                       ----------  ----------
      Total current assets                                 72,407     112,424

Spare parts, net                                            9,457       7,385
Property, plant and equipment, net                         78,662      78,420
Other assets                                                4,670       2,973
                                                       ----------  ----------
      Total assets                                     $  165,196  $  201,202
                                                       ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                       $    2,244  $    5,341
   Accounts payable and accrued liabilities                36,275      41,287
   Accrued income taxes                                     6,094       5,171
   Contract billings in excess of cost and
    recognized income                                       6,869      21,062
                                                       ----------  ----------
      Total current liabilities                            51,482      72,861

Deferred income taxes                                         200         200
Long-term debt                                                  -       3,233
Other liabilities                                           6,009       5,922
                                                       ----------  ----------
      Total liabilities                                    57,691      82,216

Stockholders' equity:
   Class A Preferred Stock, par value $.01 per
    share, 1,000,000 shares authorized, none issued             -           -
   Common stock, par value $.05 per share,
    35,000,000 shares authorized; 14,312,551 shares
    issued at September 30, 1998 (14,992,320 at
    December 31, 1997)                                        753         750
   Capital in excess of par value                          67,537      66,857
   Retained earnings                                       49,626      54,276
   Treasury stock (745,000 shares at
    September 30, 1998)                                    (7,560)          -
   Notes receivable for stock purchases                    (1,793)     (2,084)
   Accumulated other comprehensive income (loss)           (1,058)       (813)
                                                       ----------  ----------
       Total stockholders' equity                         107,505     118,986
                                                       ----------  ----------
       Total liabilities and stockholders' equity      $  165,196  $  201,202
                                                       ==========  ==========

    See accompanying notes to condensed consolidated financial statements.




                         WILLBROS GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
          (In thousands, except share and per share amounts)
                             (Unaudited)


                                    Three Months            Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  1998        1997        1998        1997
                               ----------  ----------  ----------  ----------

Contract revenues              $   65,962  $   72,815  $  206,549  $  181,260

Operating expenses:
   Contract                        62,123      55,469     163,889     132,399
   Depreciation and
    amortization                    6,635       4,807      18,947      13,002
   General and administrative       6,877       7,295      23,639      21,200
                               ----------  ----------  ----------  ----------
                                   75,635      67,571     206,475     166,601
                               ----------  ----------  ----------  ----------
      Operating income (loss)      (9,673)      5,244          74      14,659

Other income (expense):
   Interest - net                    (184)        197        (387)        265
   Minority interest                 (384)       (479)     (1,253)     (1,418)
   Other - net                       (656)         33        (473)        166
                               ----------  ----------  ----------  ----------
                                   (1,224)       (249)     (2,113)       (987)
                               ----------  ----------  ----------  ----------
      Income (loss) before
        income taxes              (10,897)      4,995      (2,039)     13,672
                               ----------  ----------  ----------  ----------

Provision for income taxes            581       1,112       2,611       4,310
                               ----------  ----------  ----------  ----------
      Net income (loss)        $  (11,478) $    3,883  $   (4,650) $    9,362
                               ==========  ==========  ==========  ==========

Earnings (loss) per common
 share:

   Basic                       $     (.78) $      .27  $     (.31) $      .65
                               ==========  ==========  ==========  ==========
   Diluted                     $     (.78) $      .27  $     (.31) $      .65
                               ==========  ==========  ==========  ==========

Weighted average number of
common shares outstanding:

   Basic                       14,675,887  14,394,633  14,906,501  14,390,062
                               ==========  ==========  ==========  ==========

   Diluted                     14,675,887  14,621,413  14,906,501  14,504,384
                               ==========  ==========  ==========  ==========

    See accompanying notes to condensed consolidated financial statements.



                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)
                             (Unaudited)




                                                         Capital
                                     Common Stock       in Excess
                               ----------------------     of Par    Retained
                                 Shares     Par Value     Value     Earnings
                               ----------  ----------  ----------  ----------

Balance, January 1, 1998       14,992,320  $      750  $   66,857  $   54,276

 Net income (loss)                      -           -           -      (4,650)

 Collection of notes
  receivable                            -           -           -           -

 Issuance of common stock
  under employee benefit plan      18,781           1         256           -

 Exercise of stock options         46,450           2         424           -

 Treasury stock purchases        (745,000)          -           -           -

 Other comprehensive income
  (loss) - foreign currency
  translation adjustments               -           -           -           -
                               ----------  ----------  ----------  ----------

Balance, September 30, 1998    14,312,551  $      753  $   67,537  $   49,626
                               ==========  ==========  ==========  ==========




CONTINUED-

                                                      Accumulated
                                             Notes       Other
                                           Receivable   Compre-      Total
                                              for       hensive      Stock-
                                Treasury     Stock       Income     holders'
                                 Stock     Purchases     (Loss)      Equity
                               ----------  ----------  ----------  ----------

Balance, January 1, 1998       $        -  $   (2,084) $     (813) $  118,986

 Net income (loss)                      -           -           -      (4,650)

 Collection of notes receivable         -         291           -         291

 Issuance of common stock
  under employee benefit plan           -           -           -         257

 Exercise of stock options              -           -           -         426

 Treasury stock purchases          (7,560)          -           -      (7,560)

 Other comprehensive income
  (loss) - foreign currency
  translation adjustments               -           -        (245)       (245)
                               ----------  ----------  ----------  ----------
Balance, September 30, 1998    $   (7,560) $   (1,793) $   (1,058) $  107,505
                               ==========  ==========  ==========  ==========

    See accompanying notes to condensed consolidated financial statements.



                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)

                                                             Nine Months
                                                         Ended September 30,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------

Cash flows from operating activities:
   Net income (loss)                                   $   (4,650) $    9,362
   Reconciliation of net income (loss) to cash
    provided by (used in) operating activities:
     Depreciation and amortization                         18,947      13,002
     (Gain) loss on sales and retirements                    (247)        243
     Changes in operating assets and liabilities:
       Accounts receivable                                 (1,614)    (14,449)
       Contract cost and recognized income
        not yet billed                                      1,797      (3,689)
       Prepaid expenses and other assets                   (1,162)     (3,925)
       Accounts payable and accrued liabilities            (5,012)      6,131
       Accrued income taxes                                   923         429
       Contract billings in excess of cost and
        recognized income                                 (14,193)     17,773
       Other liabilities                                       87         291
                                                       ----------  ----------
          Cash provided by (used in) operating
           activities                                      (5,124)     25,168

Cash flows from investing activities:
   Proceeds from sales of property and equipment            1,351          65
   Purchase of property and equipment                     (13,516)    (23,902)
   Purchase of spare parts                                 (8,849)     (5,410)
                                                       ----------  ----------
          Cash used in investing activities               (21,014)    (29,247)

Cash flows from financing activities:
   Proceeds from common stock                                 683         124
   Proceeds from notes payable to banks                     7,160       2,482
   Proceeds from long-term debt                            14,000           -
   Repayments of long-term debt                           (17,000)          -
   Collection of notes receivable for
    stock purchases                                           291         864
   Repayment of notes payable to banks                    (10,140)     (1,242)
   Purchase of treasury shares                             (7,560)          -
   Repayment of notes payable to former shareholders         (350)       (350)
                                                       ----------  ----------
          Cash provided by (used in)
           financing activities                           (12,916)      1,878

Effect of exchange rate changes on cash and
 cash equivalents                                            (245)       (244)
                                                       ----------  ----------
Cash used in all activities                               (39,299)     (2,445)

Cash and cash equivalents, beginning of period             43,238      24,118
                                                       ----------  ----------
Cash and cash equivalents, end of period               $    3,939  $   21,673
                                                       ==========  ==========

   See accompanying notes to condensed consolidated financial statements.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)

1. Basis of Presentation

   The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1998, and for all interim periods presented. All adjustments are normal recurring accruals.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998, are not necessarily indicative of the operating results to be achieved for the full year.

2. Foreign Exchange Risk

   The Company attempts to negotiate contracts which provide for payment in U. S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenues with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenues with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The unrealized gains or losses on financial instruments used to hedge currency risk are deferred and recognized when realized as an adjustment to contract revenue. The Company had no significant financial instruments to hedge currency risk at September 30, 1998.

3. Earnings Per Share

   Basic and diluted earnings are computed as follows:

                                    Three Months            Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  1998        1997        1998        1997
                               ----------  ----------  ----------  ----------


   Net income (loss)
    applicable to
    common shares              $  (11,478) $    3,883  $   (4,650) $    9,362
                               ==========  ==========  ==========  ==========
   Weighted average
    number of common
    shares outstanding for
    basic earnings per share   14,675,887  14,394,633  14,906,501  14,390,062

   Effect of dilutive
    potential common shares
    from stock options                  -     226,780           -     114,322
                               ----------  ----------  ----------  ----------
   Weighted average number
    of common shares
    outstanding for diluted
    earnings per share         14,675,887  14,621,413  14,906,501  14,504,384
                               ==========  ==========  ==========  ==========

   Earnings (loss) per
    common share:

     Basic                     $     (.78) $      .27  $     (.31) $      .65
                               ==========  ==========  ==========  ==========

     Diluted                   $     (.78) $      .27  $     (.31) $      .65
                               ==========  ==========  ==========  ==========

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


4.  Comprehensive Income

    In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires reporting of comprehensive income, which includes all changes in stockholders' equity other than additional investments by stockholders or distributions to stockholders. Comprehensive income for the Company includes net income and foreign currency translation adjustments which are charged or credited to the cumulative foreign currency translation adjustment account within stockholders' equity. There were no related tax effects associated with the Company's calculation of comprehensive income. Comprehensive income for the periods ended September 30, 1998 and 1997, consists of:

                                     Three Months           Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  1998        1997        1998        1997
                               ----------  ----------  ----------  ----------

   Net income (loss)           $  (11,478) $    3,883  $   (4,650) $    9,362

   Other comprehensive
    income (loss) -
    foreign currency
    translation adjustments          (481)        540        (245)       (244)
                               ----------  ----------  ----------  ----------

   Comprehensive income
    (loss)                     $  (11,959) $    4,423  $   (4,895) $    9,118
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

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


5.  Contingencies, Commitments and Other Circumstances
    (continued)

    Certain post contract completion audits and reviews are being conducted by clients and/or government entities. While there can be no assurance that claims will not be received as a result of such audits and reviews, management does not believe a legitimate basis for any material claims exists. At the present time, it is not possible for management to estimate the likelihood of such claims being asserted or, if asserted, the amount or nature thereof.

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

   The Company derives its revenues from contracts with durations from a few weeks to several months or in some cases, more than a year. Unit-price contracts provide relatively even quarterly results; however, major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the nature of the work and the method by which revenues are recognized. These financial factors, as well as external factors such as weather, client needs, client delays in providing approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. The Company believes that its operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

   Low oil prices and the uncertainty as to when prices will improve have recently had and continue to have a negative influence on the Company's clients' capital spending plans. As a direct result, the Company is experiencing reduced demand for its services, especially specialty services. While the longer term effect of lower oil prices on future construction activity is unclear, the Company does not anticipate that any of the projects in its current backlog will be deferred or cancelled. However, a number of projects the Company has been following in Asia have been delayed. Adverse weather and start-up costs have also impacted operations during the quarter ended September 30, 1998.

   The Company recognizes anticipated contract revenues as backlog when the award of a contract is reasonably assured. Anticipated revenues from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, are not added to backlog until their realization is reasonably assured. New contract awards totaled $29.6 million during the quarter ended September 30, 1998. Additions to backlog during the third quarter are as follows: construction, $10.9 million; engineering, $9.3 million; and specialty services, $9.4 million. Backlog decreases by line of business are as follows: construction, $40.1 million; engineering, $21.1 million; and specialty services, $6.9 million. Backlog at the end of the third quarter stood at $144.7 million, down
$38.5 million (21%) from the second quarter, and consisted of the following: (a) construction, $44.3 million, down $29.2 million (40%); (b) engineering, $13.9 million, down $11.8 million (46%); and (c) specialty services, $86.5 million, up $2.5 million (3%). Specialty services backlog is primarily attributable to two major contracts:

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

     The Company anticipates that market conditions in its businesses will remain constricted for some time due to low oil prices and other factors. The Company's goal is to report breakeven financial results for the fourth quarter of 1998, but achieving that objective is by no means certain. In anticipation of continuing unfavorable market conditions and a possible reduction in its 1999 revenues, the Company is taking steps to bring its 1999 cost structure in line with the level of its expected business activity.

  Three Months Ended September 30, 1998, Compared to Three Months
  Ended September 30, 1997

     Contract revenues decreased $6.9 million (9%) to $65.9 million due to (a) a decrease of $8.4 million in engineering revenues resulting primarily from reduced activity in the United States; and
(b) a decrease in specialty services revenues of $7.3 million, primarily in Nigeria; offset by (c) an increase of $8.8 million in construction revenues, principally in the United States. Nigeria revenues decreased $8.6 million (46%), primarily in specialty services work as a result of delays in funding from the Nigerian government and low oil prices which have caused the Company's clients to defer maintenance activities. The Company has seen early indications that the Nigerian government is taking steps toward resolving the funding issues; but if low oil prices persist, it is unclear as to when specialty services activities in Nigeria will return to historical levels. Indonesian revenues decreased $3.9 million (33%) due to substantial completion of a project. Revenues in Oman decreased $2.5 million primarily because of reduced construction work. Pakistan revenues decreased
$1.1 million (141%) due to completion of an Engineering, Procurement, and Construction contract. Revenues in the Ivory Coast increased $4.9 million due to beginning work on 46 miles
(74 kilometers) of dual 4-inch and 12-inch pipelines and an 8-mile (13-kilometer) 12-inch pipeline. Revenues from Venezuela increased $2.0 million (21%) due to work on the construction of 120 miles (200 kilometers) each of 36-inch and 20-inch pipelines. Revenues in the United States increased $2.0 million principally due to work performed on a 94-mile (150-kilometer) 36-inch natural gas pipeline in Iowa.

     Contract costs increased $6.6 million (12%) to $62.1 million due to an increase of $13.4 million in construction services cost, resulting from an increase in costs on construction projects in the United States and Venezuela and start-up costs associated with an offshore construction project in Cameroon, offset by a decrease of $5.5 million in engineering services cost and a decrease of $1.3 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenues.

     Depreciation and amortization increased $1.8 million to $6.6 million primarily due to additions made to the equipment fleet in 1997 to prepare for new contracts in Indonesia and Venezuela, and additions in 1998 to prepare for a new contract in the Ivory
Coast.

     General and administrative expense decreased $ .5 million to $6.8 million primarily as a result of reduced incentive compensation costs.

     Operating income (loss) decreased $14.9 million to a loss of $9.6 million from operating income of $5.3 million in 1997. The net loss for the quarter ended September 30, 1998 is primarily due to a significant decrease in specialty service activity, an increase in costs on construction projects in the United States and Venezuela and start-up costs associated with an offshore construction project in Cameroon.

     Interest - net decreased to expense of $ .2 million due to increased borrowings to meet working capital requirements.

     Other - net decreased $ .6 million to $ .6 million expense primarily as a result of foreign exchange losses in Venezuela.

     The provision for income taxes decreased $ .5 million (45%) to $ .6 million primarily due to decreased activity in certain work countries and a tax refund.

  Nine Months Ended September 30, 1998, Compared to Nine Months
  Ended September 30, 1997

     Contract revenues increased $25.2 million (14%) to $206.5 million due to (a) $64.8 million of additional construction revenues resulting primarily from construction contracts in Venezuela, the United States, the Ivory Coast and Indonesia; offset by (b) a decrease of $23.8 million in specialty services revenues, principally in Nigeria; and (c) a decrease in engineering revenues of $15.8 million due to less engineering services work in the United States and Pakistan. Venezuela revenues increased
$43.0 million (262%), primarily due to work on a pipeline contract that includes the construction of 120 miles (200 kilometers) each of 36-inch and 20-inch pipelines and revenue from a transport services contract. United States revenues increased $6.1 million (10%), primarily due to work performed on a 94-mile (150-kilometer) 36-inch natural gas pipeline in Iowa. Ivory Coast revenues increased $5.3 million due to work on 46 miles (74 kilometers) of dual 4-inch and 12-inch pipelines and an 8-mile (13-kilometer) 12-inch pipeline. Indonesia revenues increased $4.8 million (26%), primarily due to work on a 35-mile (55-kilometer) 42-inch pipeline in Kalimantan. Nigeria revenues decreased $23.9 million (40%), most of which was specialty services work, primarily as a result of delays in funding from the Nigerian government, low oil prices which have caused the Company's clients to slow down the award of specialty services maintenance projects and the realization of certain cost recoveries in 1997 which were not repeated in 1998. The Company has seen early indications that the Nigerian government is taking steps toward resolving the funding issues; but if low oil prices persist, it is unclear as to when specialty services activities in Nigeria will return to historical levels. Revenues from Pakistan decreased $9.3 million (85%) due to the completion of an Engineering, Procurement, and Construction contract. Oman revenues decreased $ .6 million (3%) due to reduced specialty services work.

     Contract costs increased $31.5 million (24%) to $163.9 million due to an increase of $59.5 million in construction services cost, offset by a decrease of $20.4 million in engineering services cost and a decrease of $7.6 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenues.

     Depreciation and amortization increased $5.9 million to $18.9 million, primarily due to additions made to the equipment fleet to prepare for new contracts in Venezuela, Indonesia, the Ivory Coast and the United States.

     General and administrative expense increased $2.4 million to $23.6 million to support prospective growth in worldwide activities.

     Operating income decreased $14.6 million (99%) to $ .1 million. The decrease was primarily attributable to a decrease in specialty services revenues, principally in Nigeria.

     Interest - net decreased $ .7 million to $ .4 million expense due to increased borrowings to meet working capital requirements.

     Other - net decreased $ .5 million to $ .4 million expense, primarily as a result of foreign exchange losses in Venezuela.

     The provision for income taxes decreased $1.7 million (39%) to $2.6 million, primarily due to decreased activity in Nigeria and Pakistan.


Liquidity and Capital Resources

     The Company's primary requirements for capital are to fund the acquisition, upgrade and maintenance of its equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where the Company perceives growth opportunities and finance the acquisition of new businesses and equity investments. Historically, the Company has met its capital requirements primarily from operating cash flows.

     Cash and cash equivalents decreased $39.3 million (91%) to $3.9 million at September 30, 1998, from $43.2 million at December 31, 1997. The decrease was due to negative cash flows of $5.1 million from operations (including a $19.4 million increase in working capital required to support construction projects), $21.0 million from net capital expenditures for the purchase of equipment and spare parts and $13.2 million from financing activities, including $7.6 million used to repurchase 745,000 shares of common stock.

     The Company has a $150.0 million credit agreement that matures on February 20, 2003 and may be extended annually in one year increments, subject to certain approvals, for up to two additional years, with a syndicated bank group including ABN AMRO Bank N.V., as agent, and Credit Lyonnais, New York Branch, as co-agent. The credit agreement provides for a $100.0 million revolving credit facility, part of which can be used for acquisitions and equity investments. The entire facility, less amounts used under the revolving portions of the facility, may be used for standby and commercial letters of credit. Principal is payable at termination on all revolving loans except qualifying acquisition and equity investment loans which are payable quarterly over the remaining life of the credit agreement. Interest is payable quarterly at prime or other alternative interest rates. A commitment fee is payable quarterly based on an annual rate of 1/4% of the unused portion of the credit facility. The Company's obligations under the credit agreement are secured by the stock of the principal subsidiaries of the Company. The credit agreement requires the Company to maintain certain financial ratios, restricts the amount of annual dividend payments to the greater of 25 cents per share or 25% of net income and limits the Company's ability to purchase its own stock. At September 30, 1998, outstanding letters of credit totaled $13.6 million, leaving $136.4 million available under this facility.

     The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $11.1 million at September 30, 1998.

     The Company believes that cash flows from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through the end of 1998. The Company estimates capital expenditures for equipment and spare parts of approximately $20 to $30 million during 1998.

     In February 1998, the Company's Board of Directors approved a plan to buy back approximately 750,000 shares of its Common Stock from time to time in the open market or through negotiated transactions. As of September 30, 1998, 745,000 shares had been purchased at an average price of $10.15 per share. Subsequent to September 30, 1998, the Company's Board of Directors approved to include, and the Company's credit agreement was amended to permit the buy back of an additional $8.8 million of its Common Stock.


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

Year 2000 Compliance

     During 1997, the Company initiated an enterprise-wide program to prepare its computer systems and applications for the year 2000. Certain critical systems and applications have been identified which are unable to accurately process information containing dates beginning in the year 2000. The Company plans to modify, replace or outsource these systems and applications before the year 2000.
The cost of modification or outsourcing is expensed; the cost of replacement systems is capitalized.

     The Company is utilizing both internal and external resources to identify, correct, and test its systems for Year 2000 compliance.
The Company anticipates that the majority of its reprogramming and testing will be substantially completed by September 30, 1999, and all critical systems are expected to be Year 2000 compliant prior to the end of the 1999 calendar year.

    Because third party failures could impact the Company's ability to conduct business, the Company is making every reasonable effort to assess the Year 2000 readiness of its suppliers and customers and creating action plans to address the identified risks. The Company is obtaining certifications from substantially all of its suppliers and customers providing evidence of their readiness to handle Year 2000 issues. These certifications are being assessed by the Company, and are being categorized based on Year 2000 compliance and prioritized in order of significance to the business of the Company. To the extent possible, contingency plans will be developed for business-critical suppliers and customers.

     The Company anticipates that it will have substantially completed an assessment of the Year 2000 compliance status of all its information technology and non-information technology equipment by December 31, 1998, and will then address the need, if any, to upgrade or replace equipment.

    Testing and remediation of all of the Company's critical systems and applications are expected to cost approximately $2.7 million from inception in calendar year 1997 through substantial completion in calendar year 1999, of which approximately $2.0 million is expected to be capitalized. Of these costs, approximately
$ .5 million was incurred through September 30, 1998.
Approximately $ .3 million is expected to be incurred in the fourth quarter of 1998, and the remaining $1.9 million is expected to be incurred in 1999. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

    The cost of the Year 2000 compliance project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of internal and external resources, finalization of modification plans, and other factors, some of which are outside the control of the Company. Unanticipated failures by critical suppliers and customers, as well as the failure by the Company to timely execute its own remediation efforts or outsourcing, could have an adverse effect on the cost of the Year 2000 project and its completion date. Because of these uncertainties, there can be no assurance that these forward-looking estimates will be achieved.


Forward-Looking Statements

     This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil and gas prices and demand, expansion and other development trends of the oil and gas industry, business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations including the timely award of one or more projects; cancellation of projects; weather; exceeding project cost and scheduled targets; failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project; identifying and acquiring suitable acquisition targets on reasonable terms; the demand for energy diminishing; political circumstances impeding the progress of work; general economic, market or business conditions; changes in laws or regulations; the availability of internal and external resources; the timely execution of remediation, outsourcing or replacement of systems and applications; the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange
Commission; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.


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

        3.1 Certificate of Amendment to the Articles of Incorporation of the Company.

        3.2 Amended and Restated Articles of Incorporation of the Company.

        27   Financial Data Schedule.

  (b)   Reports on Form 8-K

     There were no current reports on Form 8-K filed during the three months ended September 30, 1998.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WILLBROS GROUP, INC.


Date:    November 16, 1998      By:     /s/ Melvin F. Spreitzer
                                    -------------------------------
                                          Melvin F. Spreitzer
                                        Executive Vice President,
                                 Chief Financial Officer and Treasurer
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)

                           EXHIBIT INDEX




  The following documents are included as exhibits to this Form 10-Q.



  Exhibit
  Number                       Description
------------   ------------------------------------------------------------

   3.1 Certificate of Amendment to the Articles of Incorporation of the Company.

   3.2 Amended and Restated Articles of Incorporation of the Company.

   27          Financial Data Schedule.