Form 10-K
period 1998-12-31
WILLBROS GROUP INC
filed 1999-03-31
CIK 895450

===============================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       ------------------

                            FORM 10-K
 (Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

        For the transition period from
                                      --------- to ----------

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

     Securities registered pursuant to Section 12(b) of the Act:
                                       Name of each exchange
       Title of each class              on which registered
       -------------------             ---------------------
   Common stock, $.05 Par Value       New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                         ---------     ---------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      X
                              ---------

    As of March 18, 1999, 10,717,539 shares of the Registrant's
Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately
$61,625,849.

               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, are incorporated by reference into Parts I and II of this Form 10-K.

    Portions of the Registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held May 6, 1999 are incorporated by reference into Part III of this Form 10-K.
================================================================

                      WILLBROS GROUP, INC.

                            FORM 10-K

                  YEAR ENDED DECEMBER 31, 1998

                        TABLE OF CONTENTS

                                                             Page
                             PART I
Items 1
   and 2.  Business and Properties                              4

Item 3.    Legal Proceedings                                   24

Item 4.    Submission of Matters to a Vote of
           Security Holders                                    24

Item 4A.   Executive Officers of the Registrant                24

                             PART II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters                     27

Item 6.    Selected Financial Data                             27

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations       27

Item 7A.   Quantitative and Qualitative Disclosures
           About Market Risk                                   27

Item 8.    Financial Statements and Supplementary Data         27

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure              27

                            PART III

Item 10.   Directors and Executive Officers of the
           Registrant                                          28
Item 11.   Executive Compensation                              28

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management                               28

Item 13.   Certain Relationships and Related Transactions      28

                             PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K.                            28

Signatures                                                     32

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

                             PART I


Items 1 and 2. Business and Properties

General

    Willbros Group, Inc. ("the Company") is one of the leading independent contractors serving the oil and gas industry, providing construction, engineering and specialty services to industry and government entities worldwide. The Company places particular emphasis on projects in developing countries where the Company believes its experience gives it a competitive advantage. The Company's construction services include the building and replacement of major pipelines and gathering systems, flow stations, pump stations, gas compressor stations, gas processing facilities, oil and gas production facilities, piers, dock facilities and bridges. The Company's engineering services include feasibility studies, conceptual and detailed design, field services, material procurement and overall project management. The Company's specialty services include dredging, pipe coating, pipe double jointing, removal and installation of flowlines, fabrication of piles and platforms, maintenance and repair of pipelines, stations and other facilities, pipeline rehabilitation, general oilfield services and transport of oilfield equipment, rigs and vessels. The Company's backlog was $286.5 million at December 31, 1998, compared to $135.8 million at December 31, 1997.

    The Company provides its services utilizing a large fleet of Company-owned equipment comprised of, among other things, marine vessels, barges, dredges, pipelaying equipment, heavy construction equipment, transportation equipment and camp equipment. At February 11, 1999, the Company had approximately 811 units of heavy construction equipment, 1,171 units of transportation equipment and 5,399 units of support equipment. The Company's equipment fleet is supported by warehouses of spare parts and tools, which are located to maximize availability and minimize cost.

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

    Over the years, Willbros has been employed by more than 400 clients to carry out work in over 50 countries. Within the past 10 years, Willbros has worked in Africa, Asia, the Middle East, North America and South America. Willbros' relatively steady base of ongoing construction, engineering and specialty services operations in Nigeria, Oman, the United States and Venezuela has been enhanced by major construction and engineering projects in Abu Dhabi, Cameroon, Colombia, Egypt, Gabon, Indonesia, Ivory Coast, Kuwait, Morocco, Nigeria, Oman, Pakistan, the United States and Venezuela.

    Representative clients (or affiliates of clients) of the Company include Royal Dutch Shell; Asamera (Overseas) Limited; Apache Cote D'lvoire; Pecten Cameroon; Bilfinger & Berger; Conoco; Chevron; Kuwait Oil Company; Abu Dhabi National Oil Company; U.S. Army; U.S. Navy; Pacific Gas & Electric; Petroleum Development Oman; Enron; El Paso Energy; Petroleos de Venezuela S.A. ("PDVSA"); Occidental Petroleum; Duke Energy; Great Lakes Gas Transmission Company; E.N.I.; The Williams Companies; Nigerian National Petroleum Corporation ("NNPC"); and the Pak-Arab Refinery, Ltd. ("PARCO"). Private sector clients such as Royal Dutch Shell have historically accounted for the majority of the Company's revenues. Government entities and agencies, such as Kuwait Oil Company, U.S. Army, U.S. Navy, NNPC and PDVSA, have accounted for the remainder. Ten clients were responsible for 78% of the Company's total revenues in 1998 (74% in 1997 and 82% in 1996). Operating units of Northern Border Pipeline Company and Conoco accounted for 22% and 18%, respectively, of the Company's total revenues in 1998.

    The Company is incorporated in the Republic of Panama and maintains its headquarters at Dresdner Bank Building, 50th Street, 8th Floor, Panama 5, Republic of Panama; its telephone number is (50-7) 263-9282. Administrative services for the Company are provided by Willbros USA, Inc., which is located at 2431 East 61st Street, Suite 600, Tulsa, Oklahoma 74136-1267; its telephone number is (918) 748-7000.


Current Market Conditions

    In spite of the collapse in the growth of many regions of the world followed by the economic downturns and volatility in the global capital markets, all of which contributed to the current low oil and gas price levels, many significant projects are being undertaken, particularly in developing countries or regions where energy infrastructure spending has lagged. These include natural gas, crude oil and petroleum products pipeline projects, LNG projects and ancillary projects. Industry sources estimate that total worldwide pipeline construction expenditures will be approximately $75.0 billion for projects to be completed in 1999 and beyond.

    The Company believes that certain of these projects will meet its bidding criteria, and that the Company's worldwide pipeline construction, engineering and specialty services experience place it in an advantageous position to compete for such projects. The Company currently has a number of significant bids outstanding with respect to potential contract awards in Bolivia, Cameroon, Chad, Egypt, Indonesia, Ivory Coast, Nigeria, Oman, Qatar, Russia, the United States and Venezuela. The Company is currently preparing bids with respect to potential contract awards in Australia, Indonesia, Nigeria, Oman, Qatar, the United States and Venezuela. Finally, the Company expects to prepare and submit bids with respect to certain other potential construction and engineering projects in Africa, Asia, the Middle East, North America and South America during 1999.

    Over the long term, the Company believes several factors influencing the global energy market have led to and will continue to result in increased activity across its types of service. The factors leading to higher levels of energy related capital expenditures include (a) rising global energy demand resulting from economic growth in developing countries,
(b) the privatization of certain state-controlled oil and gas companies, and (c) the need for larger oil and gas transportation infrastructures in a number of developing countries.


Business Strategy

    The Company seeks to maximize stockholder value through its growth strategy, which encompasses geographic expansion, strategic alliances, acquisitions and quality improvement, while maintaining a strong balance sheet. In pursuing this strategy, the Company relies on (a) the competitive advantage gained from its experience in completing logistically complex and technically difficult projects in remote areas with difficult terrain and harsh climatic conditions and (b) its experienced multinational work force of approximately 2,280 employees, of whom more than 80% are citizens of the respective countries in which they work.

    The core elements of the Company's business strategy are to concentrate on projects and prospects in areas where it can be most competitive and obtain the highest profit margins, pursue engineer-procure-construct contracts with a renewed vigor because they can often yield higher profit margins than construction-only contracts, focus on performance and project execution in order to maximize the profit potential on each contract awarded, maintain its commitment to safety and quality, and develop alliances with companies who will enhance its capability and competitiveness in markets throughout the world.

    The Company continues to invest in its employees to ensure that they have the training and tools needed to be successful in today's challenging environment. For example, during the present business cycle downturn, the Company is making a significant effort to convert all of its worldwide information systems to a new, fully integrated enterprise system that will help standardize the way operations are managed in different areas and make it easier for people to move between locations.

    The Company's short-term strategy during this cycle is to reduce operating and overhead costs to a level that is justified by expected revenues, evaluate and consider closing operations or offices in work countries where expected returns have not materialized, and identify and sell surplus equipment. To prepare for the future, a new President and Chief Operating Officer was hired. The Company's long-term strategies, summarized below, remain unchanged.

    Geographic Expansion.   The Company's objective is to maintain
and enhance its presence in regions where it has developed a strong base of operations, such as Africa, Asia, the Middle East, North America and South America, by capitalizing on its local experience, established contacts with local customers and suppliers and familiarity with local working conditions. In addition, the Company seeks to establish a presence in other strategically important areas, such as Bolivia, Cameroon, Chad and the Commonwealth of Independent States ("C.I.S."), as well as certain other selected areas in South America and Asia. In pursuing this strategy, the Company seeks to identify a limited number of long-term niche markets in which the Company can outperform the competition and establish an advantageous position.

    Strategic Alliances.   The Company seeks to establish strategic
alliances with companies whose resources, skills and strategies are complementary to and are likely to enhance the Company's business opportunities, including the formation of joint ventures and consortia to achieve competitive advantage and share risks. Such alliances have already been established in Argentina, Australia, Cameroon, Chad, Indonesia, Malaysia, Russia, Thailand, the United States and Venezuela. As a related strategy, the Company may decide to make an equity investment in a project in order to enhance its competitive position and/or maximize project returns. In 1998, this strategy led to the Company's Venezuelan subsidiary taking a 10% equity stake in a 16-year contract to operate, maintain and refurbish water injection facilities in Lake Maracaibo, Venezuela.

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

    Quality Improvements.   The Company's quality program enhances
the Company's ability to meet the specific requirements of its customers through continuous improvement of all its business processes, while at the same time improving competitiveness and profitability. ISO 9000, an internationally recognized verification system for quality management, has in recent years been made a criterion for prequalification of contractors by certain clients and potential clients, and this trend is expected to continue. The certification process involves a rigorous review and audit of the Company's management processes and quality control procedures. As of December 31, 1998, seven of the Company's subsidiaries had achieved ISO 9000 certification.

    Conservative Financial Management.   The Company emphasizes the
maintenance of a conservative balance sheet in order to finance the development and growth of its business. The Company also seeks to obtain contracts that are likely to result in recurring revenues in order to partially mitigate the cyclical nature of its construction and engineering businesses. For example, the Company generally seeks to obtain specialty services contracts of more than one year in duration. Additionally, the Company acts to minimize its exposure to currency fluctuations through the use of U.S. dollar-denominated contracts whenever possible, by limiting payments in local currency to approximately the amount of local currency expenses, and otherwise by engaging in hedging activities such as purchasing foreign currency forward contracts. The Company had no forward contracts at December 31, 1998.

Willbros Background

    The Company is the successor to the pipeline construction business of Williams Brothers Company, which was started in 1908 by Miller and David Williams. In 1949, the business was reconstituted and acquired by the next generation of the Williams family. The resulting enterprise eventually became The Williams Companies, Inc., a major U.S. energy, communications and interstate natural gas and petroleum products transportation company ("Williams").

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

    In April 1992, Heerema sold Willbros Group, Inc. to a corporation formed December 31, 1991, in the Republic of Panama by members of the Company's management, certain other investors, and Heerema. Subsequently, the original Willbros Group, Inc. was dissolved into the acquiring corporation which was renamed "Willbros Group, Inc." In August 1996, the Company completed an initial public offering of Common Stock in which Heerema sold all of its shares of Common Stock; and in October 1997, the Company completed a secondary offering in which such other investors sold substantially all their shares of Common Stock.

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

1947-48  Built the 370-mile (600-kilometer) Camiri to Sucre and
         Cochabamba crude oil pipeline in Bolivia.

1951 Completed the 400-mile (645-kilometer) western segment of the Trans-Arabian Pipeline System in Jordan, Syria and
         Lebanon.

1954-55 Built Alaska's first major pipeline system, consisting of 625 miles (1,000 kilometers) of petroleum products pipeline, housing, communications, two tank farms, five pump stations and marine dock and loading facilities.

1956-57  Led a joint venture which constructed the 335-mile
         (535-kilometer) southern section of the Trans-Iranian
         Pipeline, a products pipeline system extending from Abadan to Tehran.

1958 Constructed pipelines and related facilities for the world's largest oil export terminal at Kharg Island, Iran.

1960 Built the first major liquefied petroleum gas pipeline system, the 2,175-mile (3,480-kilometer) Mid-America Pipeline in the United States, including six delivery terminals, two operating terminals, 13 pump stations, communications and cavern storage.

1962 Began operations in Nigeria with the commencement of construction of the TransNiger Pipeline, a 170-mile (275-kilometer) crude oil pipeline.

1964-65 Built the 390-mile (625-kilometer) Santa Cruz to Sica Sica crude oil pipeline in Bolivia. The highest altitude reached by this line is 14,760 feet (4,500 meters) above sea level, which management believes is higher than the altitude of any other pipeline in the world.

1965 Began operations in Oman with the commencement of construction of the 175-mile (280-kilometer) Fahud to Muscat crude oil pipeline system.

1967-68 Built the 190-mile (310-kilometer) Orito to Tumaco crude oil pipeline in Colombia, one of five Willbros crossings of the Andes Mountains, a project notable for the use of helicopters in high altitude construction.

1969     Completed a gas gathering system and 105 miles
         (170 kilometers) of 42-inch trunkline for the Iranian Gas Trunkline Project (IGAT) in Iran to supply gas to the USSR.

1970-72 Built the Trans-Ecuadorian Pipeline, consisting of 315 miles (505 kilometers) of 20- and 26-inch pipeline, seven pump stations, four pressure reducing stations and six storage tanks.

1974-76 Led a joint venture which built the northernmost 225 miles (365 kilometers) of the Trans-Alaskan Pipeline System.

1974-76  Led a joint venture, which constructed 290 miles
         (465 kilometers) of pipeline and two pump stations in the inaccessible western Amazon basin of Peru.

1974-79  Designed and engineered the 500-mile (795-kilometer)
         Sarakhs-Neka gas transmission line in northeastern Iran.

1976-79 Acted as technical leader of a consortium which designed and supplied six modularized gas compressor stations totaling 726,000 horsepower for the 56-inch Urengoy to Chelyabinsk gas pipeline system in western Siberia.

1982-83 Built the Cortez carbon dioxide pipeline system in the southwestern United States, consisting of 505 miles
         (815 kilometers) of 30-inch pipe.

1984-86  Constructed, through a joint venture, the All American
         Pipeline System, a 1,240-mile (1,995-kilometer), 30-inch heated pipeline, including 23 pump stations, in the United States.

1984-95 Developed and furnished a rapid deployment fuel pipeline distribution and storage system for the U.S. Army which was used extensively and successfully in Saudi Arabia during Operation Desert Shield/Desert Storm in 1990/ 1991 and in Somalia during 1993.

1985-86 Built a 185-mile (300-kilometer) 24-inch crude oil pipeline from Ayacucho to Covenas in Colombia.

1987 Rebuilt 25 miles (40 kilometers) of the Trans-Ecuadorian crude oil pipeline within six months after major portions were destroyed by an earthquake.

1988-92 Performed the project management, engineering, procurement and field support services to expand the Great Lakes Gas Transmission System in the northern United States. The expansion involved modifications to 13 compressor stations and the addition of 660 miles (1,060 kilometers) of 36-inch pipeline in 50 separate loops.

1989-90 Built the Alto Magdalena Pipeline System in Colombia, consisting of 250 miles (400 kilometers) of 20-inch crude oil pipeline, one pump station and a tank farm.

1989-92 Provided pipeline engineering and field support services for the Kern River Gas Transmission System, a
         36-inch pipeline project extending over 685 miles
         (1,100 kilometers) of desert and mountains from Wyoming to California in the United States.

1992-93 Rebuilt oil field gathering systems in Kuwait as part of the post-war reconstruction effort.

1992-93 Built 150 miles (240 kilometers) of 42-inch pipeline in Oregon to expand the Pacific Gas Transmission System.

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

1995-97 Executed two contracts in Pakistan for construction, material procurement and engineering of the MFM Pipeline
         Extension Project, which consists of 225 miles
         (365) kilometers) of 18- and 16-inch multi-product pipeline and related facilities.

1996 Listed shares in an initial public offering of Common Stock on the NYSE under the symbol "WG."

1996-97  Achieved ISO Certification for seven operating companies.

1996-98 Performed an EPC contract with Asamera (Overseas) Limited to design and construct pipelines, flowlines and related facilities for the Corridor Block Gas Project located in southern Sumatra, Indonesia.

1997-98  Carried out a contract for the construction of 120 miles
         (200 kilometers) each of 36- and 20-inch pipelines in the Zuata Region of the Orinoco Belt in Venezuela.

1997-98 Executed a contract with an MW Kellogg joint venture for the construction of a 35-mile (55-kilometer) gas pipeline for a LNG plant in Kalimantan, Indonesia, furthering the Company's efforts to establish Indonesia as an ongoing work country.

1997-98 Completed an EPC contract for El Paso Natural Gas Company and Gasoductos de Chihuahua, a joint venture between El Paso and PEMEX, to construct a 45-mile (75-kilometer) gas pipeline system in Texas and Mexico.

1998 Made a 10% equity investment in a consortium which was awarded a 16-year contract to build, operate and transfer water injection facilities on Lake Maracaibo in Venezuela.

1998 Acquired a multi-purpose marine construction barge to pursue shallow water pipelay, utility and maintenance opportunities in offshore West Africa.

Services Provided

    The Company operates in a single operating segment providing contract construction, engineering and specialty services to the oil and gas industry. The following table reflects the Company's contract revenues by type of service for 1998, 1997 and 1996.


                                       Year Ended December 31,
                         ----------------------------------------------------
                               1998              1997              1996
                               ----              ----              ----
                          Amount  Percent   Amount  Percent   Amount  Percent
                         -------- -------  -------- -------  -------- -------
                                    (Dollar amounts in thousands)

Construction services    $185,995     66%  $118,277     47%  $ 41,090     21%
Engineering services       63,258     22     75,674     30     58,841     30
Specialty services         32,365     12     57,926     23     97,757     49
                         --------    ---   --------    ---   --------    ---

   Total                 $281,618    100%  $251,877    100%  $197,688    100%
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

    Special equipment and techniques are required to construct pipelines across wetlands. From a launching station on dry land, a section of several joints of pipe, which have been welded together, may be pushed into a flooded ditch. By securing floaters to the pipe, it is possible to float the pipe. The next section is then welded to the end of the previous section, after which it is pushed into the flooded ditch. The same method can be used from a properly secured and anchored barge. Another specialized swamp pipe laying technique is to lay the pipe from a lay barge which moves along the right-of-way, laying one joint at a time; each joint is aligned and welded, and the weld non-destructively inspected and coated before being lowered in. The Company uses swamp pipelaying methods extensively in Nigeria, where most of its construction operations are carried out in the Niger River delta. In addition to primary equipment such as laybarges, dredges and swamp backhoes, the Company has a substantial investment in support vessels, including tugboats, barges, supply boats, and houseboats, which are required in order to maintain a capability in swamp pipeline construction.

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

    Marine Construction.   The Company constructs and installs
fixed drilling and production platforms in Venezuela, primarily in Lake Maracaibo. Because of the extremely corrosive conditions, concrete, rather than steel, piling is driven deep into the lakebed to support such platforms. The Company is also capable of building bridges, docks, jetties and mooring or breasting dolphins. The Company's marine fleet includes pile driving barges, derrick barges and other vessels, which support marine construction operations. During 1998, the Company purchased a multi-purpose marine construction barge to pursue shallow water pipelay, utilities and maintenance opportunities in offshore West Africa.

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

    Environmental Impact of River Crossings.   The Company has
considerable capability in designing pipeline crossings of rivers and streams in such a way as to minimize environmental impact. The Company possesses expertise to determine the optimal crossing techniques (e.g., open cut, directionally drilled or overhead) and to develop site-specific construction methods to minimize bank erosion, sedimentation and other environmental impacts.

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

  Specialty Services

    The Company provides a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines. Frequently, such services require the utilization of specialized equipment, which is costly and requires operating expertise. Due to the initial equipment cost and operating expertise required, many companies contract for the use of such specialized equipment and experienced personnel. The Company owns and operates a variety of specialized equipment that is used to support construction projects and to provide a wide range of oilfield services. The following is a description of the primary types of specialty services.

    Dredging.   The Company conducts dredging operations on its own
projects and as a subcontractor for other companies. Dredging equipment is required to pump sand to establish a land location in a swamp and to excavate trenches for pipelines in swamps or offshore locations and for river crossings. Dredging equipment is also used to maintain required depth of navigation channels for barges and other watercraft. This maintenance dredging is often performed on annual or multi-year contracts. The Company owns a fleet of dredges, including cutter suction dredges and grab dredges, which are routinely used in Nigeria and can be readily deployed to other projects in the region.

    Pipe Coating.   The Company owns and operates coating
equipment, which applies a variety of protective anti-corrosion coatings to the external surface of line pipe. The external coating is required to protect buried pipe in order to mitigate external corrosion.

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

    Pipe Double Jointing.   Large diameter pipe for onshore
pipeline projects is normally manufactured in 40-foot (12-meter) nominal lengths (joints) to facilitate ocean transportation. On long distance, large diameter pipeline projects, it is usually economical to weld two joints into an 80-foot (24-meter) double joint at a location or locations along the pipeline route. This technique reduces the amount of field welding by 50%, and, because welding is often the critical operation, it may accelerate construction of the pipeline. The double joint welds are made with a semi-automatic submerged arc welding process, which produces high quality, consistent welds at lower costs than field welding. The Company owns two transportable self-contained double joint plants, which can handle 24- to 48-inch diameter pipe and are used on both domestic and international projects.

    Piling.   The Company's subsidiary in Venezuela specializes in
the fabrication and installation of 36-inch concrete piles up to 220 feet (67 meters) in length. These piles are used to construct marine facilities such as drilling platforms, production platforms, bridges, docks, jetties and mooring or breasting dolphins. The Company also owns barges and pile driving equipment to install piles in Venezuela and Nigeria.

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


Geographic Regions

    The Company currently operates in the following geographic regions: Africa, Asia, the Middle East, North America and South
America. The following table reflects the Company's contract revenues by geographic region for 1998, 1997 and 1996.



                                       Year Ended December 31,
                         ----------------------------------------------------
                               1998              1997              1996
                               ----              ----              ----
                          Amount  Percent   Amount  Percent   Amount  Percent
                         -------- -------  -------- -------  -------- -------
                                     (Dollar amounts in thousands)

Africa                   $ 64,180     23%  $ 75,982     30%  $ 87,283     44%
Asia                       32,481     12     42,098     17     35,077     17
Middle East                17,806      6     22,846      9      3,513     12
North America              91,801     33     79,121     31     32,918     17
South America              75,350     26     31,830     13     18,897     10
                         --------    ---   --------    ---   --------    ---
  Total                  $281,618    100%  $251,877    100%  $197,688    100%
                         ========    ===   ========    ===   ========    ===


See Note 14 to the Consolidated Financial Statements on page 41 of the Company's 1998 Annual Report to Stockholders (which is incorporated by reference herein) for additional information about the Company's operations in its work countries.

  Africa

    Africa has been and will continue to be an important strategic market for the Company. The Company believes that there will be opportunities to expand its business in Africa, particularly through the development of natural gas projects. There are large, potentially exploitable reserves of natural gas in West Africa, extending from the Ivory Coast to Angola. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. The Company intends to maintain its presence in the region and seeks to increase its share of available work. Willbros is currently monitoring or bidding major work prospects in Cameroon, Chad, Egypt, Ghana, Ivory Coast, Nigeria and Tanzania.

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

    Willbros has had a continuous presence in Nigeria since 1962. The Company's activities in Nigeria are directed from a fully staffed operational base near Port Harcourt. This 60-acre compound includes office and living facilities, equipment and vehicle repair shops, a marine jetty and warehouses for both Company and client materials and spare parts. The Company has diversified its range of services by adding dredging and pipe coating expertise. Having diverse yet complementary capabilities has often given the Company a competitive advantage on projects that contain several distinct work elements within the project's scope of work. For example, the Company believes that it is currently the only contractor operating in the Nigerian oil and gas sector capable, on its own, of executing a pipeline construction project, which requires yard coating of line pipe, installation of major water crossings and both swamp and cross-country segments of pipeline. During 1998, the Company purchased a multi-purpose marine construction barge to further diversify its range of services by pursuing shallow water pipelay, utility and maintenance opportunities in offshore West Africa. In late 1998, the Company successfully completed an offshore project in Cameroon for the installation of decks and other production facilities on two offshore platforms and the construction of approximately five miles (7.5 kilometers) of 8-inch and 10-inch pipelines. The Company's current activities in Nigeria include the construction of 20 miles (30 kilometers) of 36-inch gas pipeline, including a river crossing, for the Bonny LNG project for Saipem and contracts with Shell to provide dredging services and swamp flowline maintenance services. The Company was awarded two projects by Shell in late 1998: (a) an engineer, procure and construct contract for the Nembe Creek gas gathering pipeline system, and (b) a contract to construct four concrete barge-mounted gas compressor facilities. These projects will be carried out between early 1999 and late 2000.

   The Company's backlog in Africa was $220.7 million at December 31, 1998, compared to $21.7 million at December 31, 1997.

  Asia

    Despite the present economic difficulties in certain countries in the region, the Company believes that these countries will recover and Asia will continue to develop and distribute more energy resources to fuel ongoing modernization programs. The relative abundance of undeveloped natural gas resources, along with environmental concerns, favor the use of natural gas for power generation and industrial and residential usage in the region.

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

    The Company recently completed contracts for Pak-Arab Refinery, Ltd. relating to the MFM Pipeline Extension Project in Pakistan. The contracts included the supply of project materials, the engineering and construction of 225 miles (365 kilometers) of 18- and 16-inch petroleum products pipeline, the expansion of an existing terminal (including 267,000 barrels of storage capacity), the addition of a new terminal and pump station (including 270,000 barrels of storage), the addition of a storage terminal (including 443,000 barrels of storage) and design of a future pump station. A small team is currently managing closeout activities and tracking new work prospects from the Company's project office in Lahore, Pakistan.

    Willbros' activities in the Commonwealth of Independent States ("C.I.S.") date back to 1976. The C.I.S. continues to be an area of interest to the Company because it contains vast reserves of oil and gas and many of the Company's clients are major oil and gas companies who are candidates to participate in the development of energy resources in the C.I.S. To compete in the Russian market, the Company has an Accredited Representative Office in Moscow, as well as a Russian joint stock company licensed to perform a broad range of engineering and construction services.

    The Company's backlog in Asia was $3.2 million at December 31, 1998, compared to $30.2 million at December 31, 1997.

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

    Currently, the Company has ongoing operations in Oman, where Willbros has been active for more than 30 years. The Company maintains a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offers construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to its clients. Current operations in Oman include a general oilfield services contract for Occidental of Oman and an ad hoc services contract for Petroleum Development Oman ("PDO"). Work carried out in Oman during 1998 includes a crane supply and operation program, pipeline construction, pipeline maintenance, mechanical services and flowline work for Occidental of Oman and PDO.

    Although the Company reported no backlog in the Middle East as of December 31, 1998, compared to $6.9 million at December 31, 1997, the Company has active call out service contracts in place under which it performs work for such clients as Occidental and PDO.

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

    Willbros is recognized as an industry leader in the United States for providing state-of-the-art engineering and construction services. The Company maintains a staff of experienced management, construction, engineering and support personnel in the United States. Among Willbros' significant achievements in the United States are (a) the construction of the two northernmost segments of the Trans-Alaskan Pipeline System (1974-76), which consisted of a 225-mile (365-kilometer) crude oil pipeline and a 140-mile (225-kilometer) fuel gas pipeline and
(b) a joint venture to build the All American Pipeline System (1984-86), a 1,240-mile (1,995-kilometer) heated crude oil pipeline with 23 pumping and heating stations. The Company was a construction contractor on the Pacific Gas & Electric-PGT pipeline expansion project in Oregon and the Tuscarora Gas Transmission project in Nevada and California. Since 1988, Willbros has provided engineering services for the Great Lakes Gas Transmission

Company's system expansion, the Kern River Gas Transmission System, the Northwest Pipeline System expansion, the NorAm Line AC pipeline project and the Florida Gas pipeline project. During the same period, Willbros was the engineering contractor for 15 compressor stations or station expansions on behalf of six different clients in the United States. Currently, the Company is providing engineering services for Northern Border Pipeline Company's expansion/extension project in Iowa and Illinois; CMS Gas Transmission's Tri-State Project in Illinois, Indiana and Michigan; Explorer Pipeline Company's proposed project to expand their products pipeline from Houston to Chicago; various compressor station projects for Great Lakes Gas Transmission Company in the upper Midwest; and Colorado Interstate Gas Company's Medicine Bow Lateral project in Colorado and Wyoming. The Company is also the managing partner of a joint venture constructing a water pipeline to serve a power project being constructed by Tenaska Frontier Partners, Ltd. in Texas.

    Willbros has also provided significant engineering services to the U.S. Government during the past 15 years, particularly in fuel storage and distribution systems and aircraft fueling facilities. Willbros performed the engineering for major projects on seven U.S. military bases, four of which were located within the United States. In 1984, Willbros was selected by the U.S. Army to act as the systems integration contractor for the Southwest Asia Petroleum Distribution Operational Project. Willbros was responsible for developing and procuring a tactical fuel distribution and storage system to support military operations worldwide. The system was successfully deployed in Saudi Arabia during Operation Desert Storm. Willbros acted as the systems integrator for this project until 1996. Currently, the Company owns and operates two fueling facilities at Ft.
Bragg, North Carolina, which were constructed in 1998 by the Company. The Company is also carrying out the engineering and construction of an airfield lighting project for the U.S. Army Corps of Engineers at an airbase in Ismalia, Egypt.

    The Company's backlog in North America was $14.8 million at December 31, 1998, compared to $31.8 million at December 31,
1997.

  South America

    Willbros' first entry into South America was in Venezuela in 1939. Recent developments involving political changes and privatization efforts in many of the South American countries make this region especially attractive to the Company. In particular, privatization and deregulation in this region are allowing more foreign and domestic private investment in the energy sector which, until recently, had traditionally been controlled by state-owned energy companies. In Argentina, Bolivia, Brazil, Chile and Peru, gas transportation projects will continue to evolve to meet increasing demand for gas for industrial and power usage in the rapidly growing urban areas.
In Venezuela, Colombia and Ecuador, crude oil transportation systems will need to be built and upgraded so that the vast crude reserves in these countries can be efficiently exported to the world market. The Company is aggressively pursuing business opportunities throughout South America and currently bidding work or monitoring prospects in Argentina, Bolivia, Brazil, Ecuador, Peru and Venezuela.

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

    The Company maintains a fully staffed facility including offices, equipment yard and dock facilities on a 15-acre waterfront site on Lake Maracaibo, with resident management personnel assigned who are responsible for estimating and tendering bids, providing construction expertise, repair and maintenance services, marine related services, engineering support and other needed services. Major clients include international oil companies such as Shell, Occidental Petroleum, Chevron and operating subsidiaries of PDVSA, including Maraven, Corpoven and Lagoven. In 1998, the Company successfully completed a contract to construct 120 miles (200 kilometers) each of 36- and 20-inch pipelines originating from the Zuata region of the Orinoco Belt for Petrozuata, a joint venture between Conoco and Maraven. Also during 1998, a consortium in which CAMSA holds a 10% equity interest was awarded a 16-year contract valued at $785.0 million to operate, maintain and refurbish the Lake Maracaibo water injection program for PDVSA Gas.

    The Company's backlog in South America was $47.8 million at December 31, 1998, compared to $45.2 million at December 31,
1997.


Backlog

    The Company's backlog (anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured) was $286.5 million at December 31, 1998, compared to $135.8 million at December 31, 1997. The Company believes the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. It is expected that approximately $100.0 million
(35%) of the backlog existing at December 31, 1998 will be recognized in revenues during 1999. Historically, a substantial amount of the Company's revenues in a given year have not been reflected in its backlog at the beginning of that year; such revenues may result from contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

    The following is a breakdown of the Company's backlog by geographic region as of December 31, 1998 and 1997:


                                        1998                    1997
                                        ----                    ----

                                 Amount     Percent      Amount     Percent
                               ----------  ----------  ----------  ----------
                                       (Dollar amounts in thousands)

     Africa                    $  220,688      77%      $   21,686     16%
     Asia                           3,223       1           30,201     22
     Middle East                        -       -            6,925      5
     North America                 14,763       5           31,826     24
     South America                 47,799      17           45,159     33
                               ----------     ---       ----------    ---
       Total                   $  286,473     100%      $  135,797    100%
                               ==========     ===       ==========    ===


    The $150.7 million (111%) increase in backlog is due mainly to additions for the engineering, procurement and construction of the Nembe Creek AG Gathering Pipelines Project in Nigeria consisting of pipelines varying from 12 to 28 inches in diameter and 2 to 13 miles (3 to 21 kilometers) in length and four concrete barge-mounted compressor stations, a three-year dredging contract in Nigeria, a 10% equity interest in a 16-year water injection project in Venezuela, and the construction and installation of five concrete water injection platforms in Venezuela, offset by work performed on 120 miles (200 kilometers) each of 36-inch and 20-inch pipelines in Venezuela, a 20-mile (30-kilometer) 36-inch gas pipeline including a river crossing in Nigeria, an 85-mile (135-kilometer) gas gathering system and station in Sumatra, Indonesia, and engineering performed on the Great Lakes Pipeline project in the United States.

     A substantial percentage of the Company's revenues in past years resulted from contracts entered into during that year or the immediately preceding year. The following table sets forth revenues for each of the last five years as a percentage of backlog at the beginning of each such year:


                                                      Revenues for
                                          Backlog at  Year Ended
                                          January 1   December 31    Percent
                                          ----------  ------------  ---------
                                             (Dollar amounts in thousands)
     1994                                 $   76,066  $    145,716     191%
     1995                                     97,493       220,506     226
     1996                                    139,359       197,688     142
     1997                                    108,751       251,877     231
     1998                                    135,797       281,618     207


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

    The Company has different competitors in different markets. In Nigeria, the Company competes for pipe coating work with Bredero Price (Netherlands), while its dredging competitors include Bos Kalis Westminster (Netherlands), Dredging International
(Belgium), Bilfinger & Berger (Germany), Nigerian Dredging &
Marine (Netherlands) and Ham Dredging (Netherlands). In Oman, competitors in oil field transport services include Desert Line, Al Ahram, Hamdam and TruckOman, all Omani companies; and in construction and the installation of flowlines and mechanical services, the Company competes with Taylor Woodrow Towell (Britain), CCC (Lebanon), Dodsal (India), Saipem (Italy), Desert Line (Oman) and Galfar (Oman). In Venezuela, competitors in marine support services include Raymond de Venezuela, Petrolago, Flag Instalaciones and Siemogas, all Venezuelan companies. In Indonesia, major competitors include Saipem (Italy), Spie Capag (France), McConnell Dowell (Australia) and Mannesmann (Germany).

    In the United States, the Company's primary construction competitors on a national basis include Associated, Gregory & Cook, Henkels & McCoy, Murphy Brothers, H. C. Price, Sheehan and Welded. In addition, there are a number of regional competitors. Primary competitors for engineering services include Bechtel, Brown and Root, Gulf Interstate, Marmac, Fluor Daniel Williams Brothers, Mustang Engineering, Stone & Webster, Paragon Engineering, Trigon Engineering and Universal Ensco.

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

    Specialty services contracts generally are unit-price contracts, which specify a price payable per unit of work performed (e.g., per cubic meter, per lineal meter, etc.). Such contracts usually include hourly rates for various categories of personnel and equipment to be applied in cases where no unit price exists for a particular work element. Under a services contract, the client is typically responsible for supplying all materials; a cost-plus-percentage-fee provision is generally included in the contract to enable the client to direct the contractor to furnish certain materials.

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

    In evaluating bid opportunities, the Company considers such factors as the client, the geographic location and the difficulty of the work, the Company's current and projected workload, the likelihood of additional work, the project's cost and profitability estimates, and the Company's competitive advantage relative to other likely bidders. The Company uses a computer-based estimating system. The bid estimate forms the basis of a project budget against which performance is tracked through a project control system, enabling management to monitor projects effectively. Project costs are accumulated weekly and monitored against billings and payments to facilitate cash flow management on the project.

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

    At December 31, 1998, the Company employed a multi-national work force of approximately 2,280 persons, over 80% of who are citizens of the respective countries in which they work.
Although the level of activity varies from year to year, Willbros has maintained an average work force of approximately 3,260 over the past five years. The minimum employment during that period has been 1,770 and the maximum 4,750. At December 31, 1998, approximately 1,040 of the Company's employees were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

    The following table sets forth an approximate breakdown of the Company's employees as of December 31, 1998:


                                                       Number of
                                                       Employees    Percent
                                                       ----------  ----------

     Nigeria                                              840         37%
     Oman                                                 380         17
     Venezuela                                            300         13
     Indonesia                                            190          9
     Ivory Coast                                           90          4
     U.S. Engineering                                     300         13
     U.S. Administration                                  140          6
     U.S. Construction                                     20          1
     Other Countries                                       20          -
                                                        -----        ---

                                                        2,280        100%
                                                        =====        ===


Equipment

    The Company owns and maintains a fleet of generally standardized construction, transportation and support equipment and spare parts. In 1998 and 1997, expenditures for capital equipment and spare parts were $36.1 million and $47.3 million, respectively. At December 31, 1998, the Company's net book value of property, plant, equipment and spare parts was $94.7 million. An estimated breakdown of the Company's major capital equipment at February 11, 1999 is as follows: heavy construction equipment, 811 units; transportation equipment, 1,171 units; and support equipment, 5,399 units. The Company has adopted a plan to dispose of surplus equipment, and equipment sales are expected to be conducted in March and April 1999. A preliminary identification of eligible equipment indicates that the net book value of equipment that may be sold is approximately $15.0 to $25.0 million.

    Historically, the Company has preferred to own rather than lease equipment to ensure that standardized equipment is available as needed. The Company believes that ownership of standardized equipment has resulted in lower equipment costs. However, depending on market conditions, the availability of equipment and other considerations, the Company may from time to time pursue the leasing of equipment to support projects and may dispose of surplus equipment. The Company attempts to obtain projects that will keep its equipment fully utilized in order to increase profitability. All equipment is subject to scheduled maintenance to maximize fleet readiness.
The Company has maintenance facilities at Port Harcourt, Nigeria; Azaiba, Oman; Maracaibo, Venezuela; and Broken Arrow, Oklahoma; as well as temporary site facilities on major jobs to minimize downtime.

Facilities

    The Company owns a 14-acre equipment yard/maintenance facility and an adjoining 29-acre undeveloped industrial site at Broken Arrow, Oklahoma, a short distance from Tulsa, Oklahoma. In Venezuela, the Company's offices and construction facilities are located on 15 acres of land, which it owns, on the shores of Lake Maracaibo. The Company leases all other facilities used in its operations, including corporate offices in Panama; administrative and engineering offices in Tulsa, Oklahoma, and Houston, Texas; and various office facilities, equipment sites and expatriate housing units in England, Nigeria, Oman, Pakistan, Russia, Egypt, Kuwait, Saudi Arabia and Indonesia. The aggregate lease payments made by the Company for its facilities were $3.3 million in 1998 and $3.0 million in 1997.


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


Political and Economic Risks; Operational Risks

    The Company has substantial operations and assets in developing countries in Africa, Asia, the Middle East and South America, and is seeking to increase its level of activity in the C.I.S. Accordingly, the Company is subject to risks which ordinarily would not be expected to exist in the United States, Canada, Japan or western Europe, including foreign currency restrictions (such as those which existed in Venezuela until 1996), extreme exchange rate fluctuations (for example, in Russia, Venezuela and Nigeria), expropriation of assets, civil uprisings and riots, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied.
The Company's operations in developing countries may be adversely affected in that certain government agencies in such countries may interpret laws, regulations or court decisions in a manner which might be considered inconsistent or inequitable in the United States, Canada, Japan or western Europe. The Company may be subject to unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments, which could have a material adverse effect on the Company's results of operations for any quarter or year.

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

    From time to time, international oil companies operating in Nigeria, including Royal Dutch Shell, have expressed concern over the Nigerian government's tardiness in meeting its payment obligations, and have threatened to reduce their planned investments and/or cut production in Nigeria. Any such reduction in the level of investment or production could reduce the amount of contract work awarded in Nigeria, which could have a material adverse affect on the Company and its results of operations. The Company cannot predict whether any such actions will be taken in the future and, if taken, the extent to which such actions would impact current or future prospects of the Company in Nigeria.

    Due to the limited number of major projects worldwide, the Company may, at any one time, have a substantial portion of its resources dedicated to one country. The Company's results of operations are, therefore, susceptible to adverse events beyond its control, which may occur in a particular country in which the Company's business may be concentrated.

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

  Environmental

    The Company's operations are subject to numerous environmental protection laws and regulations, which are complex and stringent. The Company regularly works in and around sensitive environmental areas such as rivers, lakes and wetlands. Significant fines and penalties may be imposed for non-compliance with environmental laws and regulations, and certain environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may expose the Company to liability arising out of the conduct of operations or conditions caused by others, or for the acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The
Company is not aware of any non-compliance with or liability under any environmental law that could have a material adverse effect on the Company's business or operations.


Item 3.   Legal Proceedings

    The Company is a party to a number of legal proceedings. The Company believes that the nature and number of these proceedings are typical for a firm of its size engaged in the Company's type of business and that none of these proceedings is material to the Company's financial position.


Item 4.   Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders during the fourth quarter of 1998 through the solicitation of proxies or otherwise.


Item 4A.  Executive Officers of the Registrant

    The following table sets forth certain information regarding the executive officers and key personnel of the Company.
Officers are elected annually by, and serve at the discretion of, the Board of Directors.

Name                   Age                    Position
----                   ---  --------------------------------------------------

Larry J. Bump          59   Director, Chairman of the Board of Directors
                            and Chief Executive Officer

Paul A. Huber          42   Director, President and Chief Operating Officer

Melvin F. Spreitzer    60   Director, Executive Vice President, Chief
                            Financial Officer and Treasurer

M. Kieth Phillips      56   Vice President; President of
                            Willbros International, Inc. (1)

James R. Beasley       56   President of Willbros Engineers, Inc.

John N. Hove           51   General Counsel and Secretary

David L. Kavanaugh     51   Senior Vice President of Willbros
                            International, Inc.

Steve W. Shores        49   Senior Vice President of Willbros
                            Engineers, Inc.

Joel M. Gall           50   Vice President of Willbros International, Inc.

Arthur J. West         55   Vice President of Willbros International, Inc.

Adrian P. Wright       52   Vice President of Willbros International, Inc.

Lance H. Foster        40   Vice President of Willbros Energy Services
                            Company

Carlos A. Atik         35   General Manager of Willbros Construction &
                            Engineering-Egypt, L.L.C.

Monica M. Bagguley     58   Director of Willbros (Overseas) Limited

Jack F. Furrh, Jr.     58   General Manager of The Oman Construction
                            Company, LLC

G. Patrick Riga        43   General Manager of Constructora CAMSA, C.A.

James K. Tillery       40   Managing Director of Willbros (Nigeria)
                            Limited

------------------
(1) Retired as of March 31, 1999

    Larry J. Bump joined Willbros in 1977 as President and Chief Operating Officer and was elected to the Board of Directors. He was named Chief Executive Officer in 1980 and elected Chairman of the Board of Directors in 1981. He has over 35 years of international experience in pipeline construction and contracting industries, all of which were in management positions.

    Paul A. Huber joined Willbros in September 1998 as President and Chief Operating Officer. He was elected to the Board of Directors in October 1998. Prior to joining Willbros, Mr. Huber had served as President of the Americas for Kvaerner Process, an engineering and construction services company serving the energy industry, from June 1998 to September 1998. From 1991 to 1998, he was employed in various executive and operational capacities by Kvaerner John Brown and its affiliates and predecessors in London, Houston and Tulsa. From 1979 to 1991, he was employed in various executive and operational capacities by Davy McKee and its affiliates and predecessors in Tulsa and Houston. He has over 19 years of experience in the construction and contracting industry.

    Melvin F. Spreitzer joined Willbros in 1974 as Controller and was elected Vice President of Finance in 1978. He was elected Executive Vice President, Chief Financial Officer and Treasurer in 1987, and a Director in 1992. He was also Secretary from 1987 to 1996. He has over 23 years of corporate finance experience and is responsible for all aspects of financial management of the Company.

    M. Kieth Phillips joined Willbros in 1978 as Vice President. He was elected Vice President of Willbros International, Inc. ("WII") in 1979 and was promoted to Senior Vice President of WII in 1980, Executive Vice President of WII in 1983 and President of WII in 1988. Most of his more than 31 years of experience in the pipeline construction industry has been international and in management positions. Mr. Phillips served as a Director of the Company from May 1997 to February, 1999. Mr. Phillips is retiring from Willbros on March 31, 1999.

    James R. Beasley joined Willbros in 1981 when Willbros
Engineers, Inc. ("WEI") was acquired.  He was elected Vice
President of WEI in 1981, Senior Vice President and General
Manager of WEI in 1982 and President of WEI in 1986. Mr. Beasley has more than 28 years of experience in pipeline engineering and operations.

    John N. Hove became General Counsel of Willbros in 1991. He was elected Secretary of Willbros in 1996. He has more than 27 years of experience as a lawyer and has provided legal assistance to Willbros since 1973. Prior to 1991, he was a shareholder in a law firm in Tulsa, Oklahoma, where he concentrated his practice on international business transactions.

    David L. Kavanaugh joined Willbros in 1977 as an engineer assigned to Saudi Arabia. From 1979 until 1988, he served as Project Engineer and Project Manager in Nigeria. From 1988 to 1991, he managed construction projects in Gabon and Colombia. In 1991, he was elected Vice President of WII, and in 1995 he was promoted to Senior Vice President of operations and business development for WII. Mr. Kavanaugh has over 28 years of pipeline construction experience.

    Steve W. Shores joined Willbros in 1981 when WEI was acquired. He was elected Vice President of WEI in 1986 and Senior Vice
President of WEI in 1991. Mr. Shores has over 23 years of pipeline engineering experience.

    Joel M. Gall joined Willbros in 1978 as an Office Manager in the Middle East. He was transferred to Nigeria in 1979 where he served as Administrative Manager, General Manager and Managing Director until 1991 when he was elected Vice President of WII. Since 1994, he has been responsible for business development activities in Southeast Asia. Mr. Gall has over 28 years of experience in the international pipeline construction industry.

    Arthur J. West joined Willbros in 1962 in North Africa. In 1988, he became Vice President of Willbros Middle East, Inc. ("WMEI") and, in 1992, he was elected Vice President of WII and became responsible for business development and operations for WMEI in the Middle East. Mr. West has over 33 years of experience in pipeline construction in the areas of administrative and project management.

    Adrian P. Wright joined Willbros in 1973 as an engineer assigned to Algeria. From 1974 until 1982, he served as Project Engineer and Project Manager in Nigeria. From 1982 to 1992, he served as Project Manager in Oman, Colombia and the United States. In 1992, Mr. Wright was elected Vice President of WII, and he is currently responsible for WII's estimating and technical services. Mr. Wright has over 32 years of experience in the construction industry.

    Lance H. Foster was employed by Willbros Engineers, Inc. ("WEI") from 1990 to 1992 as a Design Engineer and Project Engineer. He was Manager of Engineering for EVI Cherrington Environmental from 1992 to 1993, Project Manager for WEI from 1993 to 1994 and Manager of Pipeline Construction for ARB, Incorporated from 1994 to 1996. He subsequently joined Willbros USA, Inc. as an estimator/project manager in 1996 and was promoted to Vice President of Willbros Energy Services Company in January 1998. Mr. Foster has over 21 years of experience in pipeline construction in the areas of estimating, planning, administration, and management.

    Carlos A. Atik joined Willbros in 1991 as an assistant Project Manager in Egypt. He assumed the duties of Project Manager in 1992 and continued in that role until 1995 when he was named General Manager of Willbros Construction & Engineering-Egypt,
LLC. Mr. Atik has over 14 years of engineering and construction experience in Africa and the Middle East.

    Monica M. Bagguley joined Willbros (Overseas) Limited ("WOL") in 1974. Since 1985, she has served as Director of Personnel and Purchasing for WOL. Ms. Bagguley has over 23 years of experience in international personnel management and project procurement.

    Jack F. Furrh, Jr. joined Willbros in 1981 as Administrative Manager. He left Willbros in 1986 to operate his own business. In 1990, he rejoined the Company as Project Manager and in 1991 he was promoted to General Manager of The Oman Construction Company, LLC. He has over 28 years of experience in the energy-related industry in contracts, safety and administrative management.

    G. Patrick Riga joined Willbros in 1981 in Oman as a warehouseman. From 1985 to 1988, he served in administrative capacities in Colombia and Ecuador. From 1989 until 1994, he was employed by HDI, a horizontal drilling company. He rejoined the Company in 1994 as Assistant General Manager in Venezuela and, in 1995, was promoted to General Manager of Constructora CAMSA, C.A. Mr. Riga has over 20 years of experience in the pipeline industry, including operations, quality control and administrative management.

    James K. Tillery joined Willbros in 1983 as a field engineer.
He has over 18 years of experience as an Engineer and Project
Manager working in both U.S. and international pipeline construction. In 1995, he was named Managing Director of Willbros (Nigeria) Limited.


                             PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

    The information required by this Item is incorporated by reference from (a) the section on page 44 of the Company's 1998 Annual Report to Stockholders entitled "Common Stock Information and Dividend Policy" and (b) the section on pages 23 and 24 of the Company's 1998 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Structure, Liquidity and Capital Resources."


Item 6.   Selected Financial Data

    The information required by this Item is incorporated by reference from page 18 of the Company's 1998 Annual Report to Stockholders.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

    The information required by this Item is incorporated by reference from pages 19 through 25 of the Company's 1998 Annual
Report to Stockholders.


Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk

    The information required by this item is incorporated by reference from page 24 of the Company's 1998 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Risk Management."


Item 8.   Financial Statements and Supplementary Data

    The information required by this Item is incorporated by reference from pages 26 through 43 of the Company's 1998 Annual
Report to Stockholders.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

    None.

                            PART III


Item 10.  Directors and Executive Officers of the Registrant

    The information required by this Item with respect to the Company's directors is incorporated by reference from the sections of the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K.


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

    The financial statements of the Company and its subsidiaries and report of independent auditors listed below are incorporated by reference from the following pages of the Company's 1998
Annual Report to Stockholders:

                                                        1998
                                                    Annual Report
                                                       Page(s)
                                                    -------------


    Report of Independent Auditors                       26
    Consolidated Balance Sheets as of
        December 31, 1998 and 1997                       27
    Consolidated Statements of Income
        for the years ended December 31,
        1998, 1997 and 1996                              28
    Consolidated Statements of Stockholders'
        Equity for the years ended
        December 31, 1998, 1997 and 1996                 29
    Consolidated Statements of Cash Flows
        for the years ended December 31,
        1998, 1997 and 1996                              30
    Notes to Consolidated Financial Statements          31-43

                                                        1998
                                                      Form 10-K
                                                       Page(s)
                                                      ---------

    (2) Financial Statement Schedule:

    Independent Auditors' Report                         33
    Schedule II - Consolidated Valuation
        and Qualifying Accounts                          34



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

3.1 Amended and Restated Articles of Incorporation of the Company (Filed as Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended September 30, 1998, filed November 16,
       1998).

3.2 Restated By-laws of the Company (Filed as Exhibit 3.2 to the the Company's Registration Statement on Form S-1,
       Registration No. 333-5413 (the "S-1 Registration Statement")).

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

10.22* Willbros Group, Inc. Severance Plan dated January 1, 1999.

10.23* Separation Agreement and Release dated March 31, 1999, by and between Willbros USA, Inc. and M. Kieth Phillips.

10.24* Consulting Services Agreement dated April 1, 1999, by and between Willbros International, Inc. and M. Kieth Phillips.

10.25 First Amendment to Credit Agreement dated April 2, 1998, by and among the Company, certain designated subsidiaries, Credit
       Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent.

10.26 Second Amendment to Credit Agreement dated October 1, 1998, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent.

13     Portions of the Company's 1998 Annual Report to Stockholders.

21     Subsidiaries of the Company.

23     Consent of KPMG.

27     Financial Data Schedule.

--------------------------
* Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1998.

                           SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WILLBROS GROUP, INC.


Date: March 29, 1999             By:  /s/  Larry J. Bump
                                     ------------------------------------
                                     Larry J. Bump
                                     Chairman of the Board and
                                     Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                  Title                              Date
---------                  -----                              ----

/s/ Larry J. Bump          Director, Chairman of the Board    March 29, 1999
-------------------------  and Chief Executive Officer
Larry J. Bump              (Principal Executive Officer)


/s/ Paul A. Huber          Director, President and            March 29, 1999
-------------------------  Chief Operating Officer
Paul A. Huber

/s/ Melvin F. Spreitzer    Director, Executive Vice           March 29, 1999
-------------------------  President, Chief Financial
Melvin F. Spreitzer        Officer and Treasurer
                           (Principal Financial Officer
                           and Principal Accounting
                           Officer)


/s/ Guy E. Waldvogel       Director                           March 29, 1999
-------------------------
Guy E. Waldvogel


/s/ Peter A. Leidel        Director                           March 29, 1999
-------------------------
Peter A. Leidel


/s/ John H. Williams       Director                           March 29, 1999
-------------------------
John H. Williams


/s/ Michael J. Pink        Director                           March 29, 1999
-------------------------
Michael J. Pink


/s/ James B. Taylor, Jr.   Director                           March 29, 1999
-------------------------
James B. Taylor, Jr.

                    INDEPENDENT AUDITORS' REPORT ON
               CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



The Stockholders and Board of Directors
Willbros Group, Inc.:

    The audits referred to in our report dated February 5, 1999 included the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1998. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   KPMG


Panama City, Panama
February 5, 1999

                      WILLBROS GROUP, INC.
  SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                         (In thousands)



<CAPTION


                                                Charged
                                               (Credited)
                                   Balance at   to Costs    Charge    Balance
                                   Beginning      and      Offs and   at End
    Year Ended       Description    of Year     Expenses    Other     of Year
    ----------      -------------  ----------  ----------  --------   -------

December 31, 1996   Allowance for
                    bad debts      $    2,992  $  (1,024)  $  (849)   $ 1,119

December 31, 1997   Allowance for
                    bad debts      $    1,119  $      (8)  $  (110)   $ 1,001

December 31, 1998   Allowance for
                    bad debts      $    1,001  $      72   $   (85)   $   988


                        INDEX TO EXHIBITS

    The following documents are included as exhibits to this Form
10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number                    Description
-------                   -----------

3.1 Amended and Restated Articles of Incorporation of the Company (Filed as Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended September 30, 1998, filed November 16,
        1998).

3.2 Restated By-laws of the Company (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-5413 (the "S-1 Registration Statement")).

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

10.22*  Willbros Group, Inc. Severance Plan dated January 1, 1999.

10.23* Separation Agreement and Release dated March 31, 1999, by and between Willbros USA, Inc. and M. Kieth Phillips.

10.24* Consulting Services Agreement dated April 1, 1999, by and between Willbros International, Inc. and M. Kieth Phillips.

10.25 First Amendment to Credit Agreement dated April 2, 1998, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent.

10.26 Second Amendment to Credit Agreement dated October 1, 1998, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent.

13      Portions of the Company's 1998 Annual Report to Stockholders.

21      Subsidiaries of the Company.

23      Consent of KPMG.

27      Financial Data Schedule.