Form 10-Q
period 1999-03-31
WILLBROS GROUP INC
filed 1999-05-17
CIK 895450

===================================================================
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                        -------------------
                             FORM 10-Q

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

                                OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ---------   ---------

                  Commission file number 1-11953


                       Willbros Group, Inc.
       (Exact name of registrant as specified in its charter)


    Republic of Panama                       98-0160660
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes   X     No
                          -----      -----


    The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of May 12, 1999 was 12,918,950.
====================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)

                                                          March     December
                                                           31,         31,
                                                          1999        1998
                                                       ---------- -----------

                                ASSETS
Current assets:
   Cash and cash equivalents                           $   22,288  $    8,247
   Accounts receivable                                     52,509      40,018
   Contract cost and recognized income
    not yet billed                                            416       8,022
   Prepaid expenses                                         5,153       3,963
                                                       ----------  ----------
      Total current assets                                 80,366      60,250

Spare parts, net                                            8,969       9,666
Property, plant and equipment, net                         79,345      85,010
Other assets                                                5,965       5,013
                                                       ----------  ----------

      Total assets                                     $  174,645  $  159,939
                                                       ==========  ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                       $      117  $      758
   Accounts payable and accrued liabilities                34,071      35,352
   Accrued income taxes                                     4,524       5,654
   Contract billings in excess of cost and
    recognized income                                      37,074       4,991
                                                       ----------  ----------
      Total current liabilities                            75,786      46,755

Other liabilities                                           6,493       6,250
                                                       ----------  ----------
      Total liabilities                                    82,279      53,005

Stockholders' equity:
   Class A Preferred Stock, par value $.01 per share,
    1,000,000 shares authorized, none issued                    -           -
   Common stock, par value $.05 per share,
    35,000,000 shares authorized; 15,088,406 shares
    issued at March 31, 1999
    (15,071,715 at December 31, 1998)                         754         753
   Capital in excess of par value                          67,711      67,613
   Retained earnings                                       42,799      49,914
   Treasury stock at cost, 2,175,316 shares at
    March 31, 1999 (927,716 at December 31, 1998)         (16,164)     (8,590)
   Notes receivable for stock purchases                      (960)       (982)
   Accumulated other comprehensive income (loss)           (1,774)     (1,774)
                                                       ----------  ----------
      Total stockholders' equity                           92,366     106,934
                                                       ----------  ----------

      Total liabilities and stockholders' equity       $  174,645  $  159,939
                                                       ==========  ==========


    See accompanying notes to condensed consolidated financial statements.


                         WILLBROS GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except share and per share amounts)
                             (Unaudited)


                                                            Three Months
                                                           Ended March 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------

Contract revenues                                      $   28,479  $   61,835

Operating expenses:
   Contract                                                24,167      44,294
   Depreciation and amortization                            5,292       5,970
   General and administrative                               7,594       8,442
                                                       ----------  ----------
                                                           37,053      58,706
                                                       ----------  ----------
      Operating income (loss)                              (8,574)      3,129

Other income (expense):
   Interest - net                                             218          52
   Minority interest                                         (164)       (393)
   Other - net                                              1,874         968
                                                       ----------  ----------
                                                            1,928         627
                                                       ----------  ----------
      Income (loss) before income taxes                    (6,646)      3,756

Provision for income taxes                                    469         716
                                                       ----------  ----------

      Net income (loss)                                $   (7,115) $    3,040
                                                       ==========  ==========

Earnings (loss) per common share:

   Basic                                               $     (.53) $      .20
                                                       ==========  ==========

   Diluted                                             $     (.53) $      .20
                                                       ==========  ==========

Weighted average number of common and common equivalent shares outstanding:

   Basic                                               13,319,240  15,000,947
                                                       ==========  ==========

   Diluted                                             13,319,240  15,203,414
                                                       ==========  ==========


    See accompanying notes to condensed consolidated financial statements.


                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)
                             (Unaudited)




                                                        Capital
                                    Common Stock       in Excess
                               ----------------------    of Par     Retained
                                 Shares    Par Value     Value      Earnings
                               ----------  ----------  ----------  ----------


Balance,
 January 1, 1999               15,071,715  $      753  $   67,613  $   49,914

 Comprehensive
  income (loss) -
     Net income
      (loss)                            -           -           -      (7,115)

 Collection of notes
  receivable                            -           -           -           -

 Issuance of common
  stock under
  employee
  benefit plan                     16,691           1          98           -

 Treasury stock
  purchases                             -           -           -           -
                               ----------  ----------  ----------  ----------

Balance,
 March 31, 1999                15,088,406  $      754  $   67,711  $   42,799
                               ==========  ==========  ==========  ==========




CONTINUED-

                                                       Accumulated
                                             Notes        Other
                                           Receivable    Compre-     Total
                                              for        hensive     Stock-
                                Treasury     Stock       Income     holders'
                                 Stock     Purchases     (Loss)      Equity
                               ----------  ----------  ----------  ----------

Balance,
 January 1, 1999               $   (8,590) $     (982) $   (1,774) $  106,934

 Comprehensive
  income (loss) -
     Net income
      (loss)                            -           -           -      (7,115)

 Collection of notes
  receivable                            -          22           -          22

 Issuance of common
  stock under
  employee
  benefit plan                          -           -           -          99

 Treasury stock
  purchases                        (7,574)          -           -      (7,574)
                               ----------  ----------  ----------  ----------

Balance,
 March 31, 1999                $  (16,164) $     (960) $   (1,774) $   92,366
                               ==========  ==========  ==========  ==========



    See accompanying notes to condensed consolidated financial statements.




                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)


                                                            Three Months
                                                           Ended March 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------



Cash flows from operating activities:
   Net income (loss)                                   $   (7,115) $    3,040
   Reconciliation of net income to cash
    provided by (used in) operating activities:
     Depreciation and amortization                          5,292       5,970
     Gain on sales and retirements                         (1,827)       (167)
     Changes in operating assets and liabilities:
       Accounts receivable                                (12,491)     (1,454)
       Contract cost and recognized income
        not yet billed                                      7,606        (883)
       Prepaid expenses and other assets                   (2,142)     (1,791)
       Accounts payable and accrued liabilities            (1,281)     (4,841)
       Accrued income taxes                                (1,130)       (662)
       Contract billings in excess of cost and
        recognized income                                  32,083     (11,693)
       Other liabilities                                      243          48
                                                       ----------  ----------
          Cash provided by (used in)
           operating activities                            19,238     (12,433)

Cash flows from investing activities:
   Proceeds from sales of property and equipment            5,164         815
   Purchase of property and equipment                      (1,156)     (1,929)
   Purchase of spare parts                                 (1,111)     (2,577)
                                                       ----------  ----------
          Cash provided by (used in)
           investing activities                             2,897      (3,691)

Cash flows from financing activities:
   Proceeds from common stock                                  99         158
   Proceeds from notes payable to banks                         -       2,003
   Repayments of long-term debt                                 -      (3,000)
   Collection of notes receivable for stock purchases          22         152
   Repayment of notes payable to banks                       (525)     (1,836)
   Purchase of treasury shares                             (7,574)          -
   Repayment of notes payable to former shareholders         (116)       (116)
                                                       ----------  ----------
          Cash used in financing activities                (8,094)     (2,639)

Effect of exchange rate changes on cash and
 cash equivalents                                               -         112
                                                       ----------  ----------
Cash provided by (used in) all activities                  14,041     (18,651)

Cash and cash equivalents, beginning of period              8,247      43,238
                                                       ----------  ----------
Cash and cash equivalents, end of period               $   22,288  $   24,587
                                                       ==========  ==========



   See accompanying notes to condensed consolidated financial statements.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


1. Basis of Presentation

   The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1999, and for all interim periods presented. All adjustments are normal recurring accruals.

   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the operating results to be achieved for the full year.

2. Foreign Exchange Risk

   The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The unrealized gains or losses on financial instruments used to hedge currency risk are deferred and recognized when realized as an adjustment to contract revenue.

3. Earnings Per Share

   Basic and diluted earnings per common share for the three months ended March 31, 1999 and 1998, are computed as follows:


                                                          1999        1998
                                                       ----------  ----------


     Net income (loss) applicable to common shares     $   (7,115) $    3,040
                                                       ==========  ==========

     Weighted average number of common shares out-
      standing for basic earnings per share            13,319,240  15,000,947

     Effect of dilutive potential common shares from
      stock options                                             -     202,467
                                                       ----------  ----------
     Weighted average number of common shares out-
      standing for diluted earnings per share          13,319,240  15,203,414
                                                       ==========  ==========
     Earnings (loss) per common share:

       Basic                                           $     (.53) $      .20
                                                       ==========  ==========

       Diluted                                         $     (.53) $      .20
                                                       ==========  ==========


                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


3. Earnings Per Share (continued)

   At March 31, 1999, there were 1,098,050 potential common shares excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect.


4. Comprehensive Income

   Comprehensive income for the Company includes net income and foreign currency translation adjustments which are charged or credited to the cumulative foreign currency translation adjustment account within stockholders' equity. There were no related tax effects associated with the Company's calculation of comprehensive income. Comprehensive income for the three months ended March 31, 1999 and 1998, consists of:

                                                          1999        1998
                                                       ----------  ----------


     Net income (loss)                                 $   (7,115) $    3,040

     Other comprehensive income - foreign currency
      translation adjustments                                   -         112
                                                       ----------  ----------

     Comprehensive income (loss)                       $   (7,115) $    3,152
                                                       ==========  ==========



5. Contingencies, Commitments and Other Circumstances

   The Company operates in a single operating segment providing construction, engineering and specialty services to the oil and gas industry. The Company's principal markets are currently Africa, Asia, the Middle East, South America and the United States. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying condensed consolidated financial statements. Based upon the advice of local advisors in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which it operates, management believes the Company has followed the current practices in those countries; however, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future. The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism.

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

6. Subsequent Event

   On April 1, 1999, the Company adopted a Stockholder Rights Plan and declared a distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's common stock. The distribution was made on April 15, 1999 to stockholders of record on that date. The Rights expire on April 14, 2009.

   The Rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right entitles stockholders to buy one one-thousandth of a share of a series of junior participating preferred stock at an exercise price of $30.00 per share.

   If the Company is acquired in a merger or other business combination transaction after a person has acquired 15% or more of the Company's outstanding common stock, each Right entitles its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15% or more of the Company's outstanding common stock, each Right entitles its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such price.

   Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable for one-half cent per Right at the option of the Company's Board of Directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


General

   The Company derives its revenue from providing construction, engineering and specialty services to the oil and gas industry and government entities worldwide. The Company obtains contracts for its work primarily by competitive bidding or through negotiations with long-standing clients. Bidding activity, backlog and revenue resulting from the award of contracts to the Company may vary significantly from period to period.

   A number of factors relating to the Company's business affect the Company's recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Generally, the Company does not recognize income on a fixed-price contract until the contract is approximately 10% complete. Costs which are considered to be reimbursable are excluded before the percentage-of-completion calculation is made. Accrued revenue pertaining to reimbursables is limited to the cost of the reimbursables. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from unit-price contracts is recognized as earned. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is assured.

   The Company derives its revenue from contracts with durations from a few weeks to several months or in some cases more than a year. Unit-price contracts provide relatively even quarterly results; however, major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the nature of the work and the method by which revenue is recognized. These financial factors, as well as external factors such as weather, client needs, client delays in providing approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. The Company believes that its operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

   Recent low oil prices have had and continue to have a negative influence on the Company's clients' capital spending plans. As a direct result, the Company is experiencing reduced demand for its services, especially specialty services. The Company, however, does not anticipate that any of the projects in its current backlog will be deferred or cancelled. However, a number of projects the Company has been following have been delayed, and the Company expects revenue in 1999 to be below that of 1998. Despite the recent increase in the price of oil, the Company believes it will be late 1999 or early 2000 before its clients begin to increase their capital spending budgets and there is any significant increase in our overall activity.

   The Company recognizes anticipated contract revenue as backlog when the award of a contract is reasonably assured. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. New contract awards totaled $35.4 million during the quarter ended March 31, 1999. Additions to backlog during the period are as follows: construction, $9.4 million; engineering, $16.5 million; and specialty services, $9.5 million. Backlog decreases by type of service are as follows: construction, $9.5 million; engineering, $8.3 million; and specialty services, $12.5 million. Backlog at the end of the quarter was up $5.1 million (2%) to $291.6 million and consisted of the following: (a) construction, $196.8 million, down $.1 million; (b) engineering, $17.9 million, up $8.2 million (85%); and (c) specialty services, $76.9 million, down $3.0 million (4%). Construction backlog consists primarily of an engineering, procurement and construction project in Nigeria. Specialty services backlog is primarily attributable to two major contracts: a 16-year water injection contract awarded to a consortium in which the Company has a 10% interest in Venezuela and a three-year dredging contract in Nigeria.

Results of Operations

   The Company's contract revenue and contract costs are primarily related to the timing and location of development projects in the oil and gas industry worldwide. Contract revenue and cost variations by country from year to year are the result of (a) entering new countries as part of the Company's strategy for geographical diversification, (b) the execution of new contract awards, (c) the completion of contracts, and (d) the overall level of activity in the Company's services.

   The Company's ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of its competitors, its clients and its work locations. The Company does not believe that its revenue or results of operations were adversely affected in this regard during the periods ended March 31, 1999 or 1998.


  Three Months Ended March 31, 1999, Compared to Three Months Ended
  March 31, 1998

   Contract revenue decreased $33.3 million (54%) to $28.5 million due to (a) $34.2 million of decreased construction revenue resulting primarily from the completion of construction contracts in Venezuela, Nigeria, Indonesia and Oman; (b) decreased engineering revenue of $4.5 million due to a reduction of engineering services in the United States; offset by (c) an increase of $5.5 million in specialty services revenue principally from dredging operations in Nigeria. Venezuela revenue decreased $22.2 million (91%) due to the completion in 1998 of an offshore loading and storage terminal and a pipeline contract for the construction of 120 miles (200 kilometers) each of 36-inch and 20-inch pipelines. Indonesia revenue decreased $5.6 million (81%) due to the substantial completion in 1998 of construction projects in that country. Oman revenue decreased $4.1 million (67%) primarily due to the completion in 1998 of work on various pipeline projects. Revenue in the United States decreased $3.1 million (27%) primarily due to a reduction of engineering services. Revenue in Pakistan decreased $1.3 million to zero in 1999 due to completion of the EPC contract in that country. Nigeria revenue decreased $1.0 million (9%) due to the completion in 1998 of a contract for the construction of a liquid natural gas pipeline, offset by an increase of $7.6 million in specialty services work, primarily dredging. Specialty services work, while showing improvement, remains below historical levels as a result of continuing delays in funding to our clients from the Nigerian government and low oil prices which have caused the Company's clients to defer maintenance activities. The Company has seen early indications that the Nigerian government is taking steps toward resolving the funding issues; but if low oil prices persist, it is unclear as to when specialty services activities in Nigeria will return to historical levels. Revenue from the Ivory Coast increased $2.0 million due to work on 46 miles (74 kilometers) of dual 4-inch and 12-inch pipelines and an 8-mile (13-kilometer) 12-inch pipeline. In 1999 revenue of $1.9 million was earned from operations offshore West Africa with the marine barge acquired in late 1998.

   Contract costs decreased $20.1 million (46%) to $24.2 million due to a decrease of $22.5 million in construction services cost and a decrease of $4.7 million in engineering services cost, offset by an increase of $7.1 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

   Depreciation and amortization decreased $.7 million (12%) to $5.3 million primarily due to the sale of excess equipment in Venezuela.

   General and administrative expense decreased $.8 million (10%) to $7.6 million due to decreased activity, principally in engineering services, Venezuela, and Indonesia; partially offset by approximately $1.5 million in costs related to personnel reductions.

   Operating income decreased $11.7 million (377%) to an operating loss of $8.6 million. The decrease is primarily attributable to the decrease in construction activity due to the completion in 1998 of pipeline construction projects in Nigeria, Venezuela, Oman and Indonesia resulting in a lack of projects in process which normally carry over from one period to the next. Additionally, operating costs remained high due to underutilized equipment and work country facilities, and incurring the cost of personnel reductions.

   Minority interest expense decreased 50% to $.2 million due to a reduction of activity in countries where minority interest partners were involved.

   Other - net increased $.9 million to $1.9 million due to $1.8 million in gains on sales of equipment in Venezuela, offset by foreign exchange losses in Indonesia and Nigeria.

   The provision for income taxes decreased $.2 million (28%) due primarily to the reduction in activity in Oman and Pakistan. The effective income tax rate at March 31, 1999 exceeds 100% of income before income taxes due to the fact that income taxes in certain countries are based on revenue and also due to the fact that losses in certain countries cannot be used to offset taxable income in other countries.


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

   Cash and cash equivalents increased $14.1 million (172%) to $22.3 million at March 31, 1999, from $8.2 million at December 31, 1998. The increase was due to positive cash flows of $19.3 million from operations (including a $22.9 million increase in working capital arising principally from the receipt of contract advances for new construction projects), $2.9 million from sales of equipment, net of capital expenditures for the purchase of equipment and spare parts, offset by $8.1 million used in financing activities (including $7.6 million used to purchase 1,247,600 shares of treasury stock).

   The Company has a $150.0 million credit agreement that matures on February 20, 2003 and may be extended annually in one-year increments, subject to certain approvals, for up to two additional years, with a syndicated bank group including ABN AMRO Bank N.V., as agent, and Credit Lyonnais, New York Branch, as co-agent. The credit agreement provides for a $100.0 million revolving credit facility, part of which can be used for acquisitions and equity investments. The entire facility, less amounts used under the revolving portions of the facility, may be used for standby and commercial letters of credit. Principal is payable at termination on all revolving loans except qualifying acquisition and equity investment loans which are payable quarterly over the remaining life of the credit agreement. Interest is payable quarterly at prime or other alternative interest rates. A commitment fee is payable quarterly based on an annual rate of 1/4% of the unused portion of the credit facility. The Company's obligations under the credit agreement are secured by the stock of the principal subsidiaries of the Company. The credit agreement requires the Company to maintain certain financial ratios, restricts the amount of annual dividend payments to the greater of 25 cents per share or 25% of net income and limits the Company's ability to purchase its own stock. At March 31, 1999, outstanding letters of credit totaled $39.5 million, leaving $110.5 million available under this facility.

   The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $12.7 million at March 31, 1999.

   The Company believes that cash flows from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through the end of 1999. The Company estimates total capital expenditures for equipment and spare parts to be approximately $10.0 to $15.0 million during 1999, and expects to conduct sales of surplus equipment having a net book value of approximately $10.0 to $15.0 million during 1999.

   In March 1999, the Company's Board of Directors approved a plan to buy back approximately 700,000 shares of the Company's common stock from time to time in the open market or through negotiated transactions. The number of shares approved is in addition to the $.2 million the Company still has remaining under the previous $8.8 million stock buy back authorization. In February 1999, the Company purchased 1,247,600 shares of treasury stock at an average price of $6.07 per share.

Year 2000 Compliance

   During 1997, the Company initiated an enterprise-wide program to prepare its computer systems and applications for the Year 2000. Certain critical applications have been identified that may not be able to accurately process information containing dates beginning in the Year 2000. The Company plans to modify, replace or outsource these applications before the Year 2000. The cost of modification or outsourcing is expensed; the cost of replacement is capitalized.

   The Company is utilizing both internal and external resources to identify, correct, and test its applications for Year 2000 compliance. The Company anticipates that the majority of its reprogramming and testing will be substantially completed by September 30, 1999, and that all critical applications will be Year 2000 compliant prior to the end of the 1999 calendar year.

   Because third party failures could affect the Company's ability to conduct business, the Company is making every reasonable effort to assess the Year 2000 readiness of its business-critical suppliers and customers, including obtaining certifications providing evidence of their readiness to handle Year 2000 issues. These certifications are being assessed by the Company, and are being categorized based on Year 2000 compliance and prioritized in order of significance to the business of the Company. To the extent possible, contingency plans will be developed for business-critical suppliers and customers.

   The Company has completed an assessment of the Year 2000 compliance status of substantially all of its information technology and non-information technology equipment, and does not anticipate that any will require upgrade or replacement in order to accurately process information containing dates beginning in the Year 2000.

   Testing, remediation and replacement of the Company's critical applications are anticipated to cost approximately $4.7 million from inception in calendar year 1997 through substantial completion in calendar year 1999, of which approximately $3.5 million is expected to be capitalized. Of these costs, approximately $1.5 million was incurred through the first quarter fiscal 1999, with the remaining $3.2 million expected to be incurred during the remainder of 1999. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

   The Company believes that Year 2000 failures affecting its business will most likely be limited to interruptions of business at individual Company locations or operations around the world, and be caused by failures of third parties, including customers, suppliers, and local governments. The Company is unable to determine the likelihood of such failures and interruptions occurring at its locations, but there is a possibility that such an occurrence could cause the Company to be unable, at least temporarily, to perform services under its contracts at the affected location. The failure of the Company, its customers, suppliers or others upon whom the Company relies to achieve Year 2000 readiness could also adversely affect the Company's business, which could have a material adverse effect on the Company's financial condition and results of operations.

   As part of its Year 2000 project, the Company is exploring alternatives and developing contingency plans to address the possibility that the Company and third parties, including local governments, with whom it has material relationships will not be Year 2000 compliant on a timely basis. Contingency plans are expected to be completed for any remaining areas of Year 2000 risk by September 30, 1999.

   The anticipated cost and planned completion date of the Year 2000 compliance project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of internal and external resources and other factors, some of which are outside the control of the Company. Unanticipated failures by critical suppliers and customers, as well as the failure by the Company to timely execute its own remediation efforts or outsourcing, could have an adverse effect on the cost of the Year 2000 project and its completion date. Because of these uncertainties, there can be no assurance that these forward-looking estimates will be achieved.

   These disclosures constitute a "Year 2000 Readiness Disclosure" and "Year 2000 Statement" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 Information and Readiness Disclosure Act of 1998 does not insulate the Company from liability under the federal securities laws with respect to disclosures relating to Year 2000 information.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

   The Company's primary market risk is its exposure to changes in non-U.S. currency exchange rates. The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at March 31, 1999.

   The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 1999 due to the generally short maturities of these items. The Company invests primarily in short-term dollar denominated bank deposits, and at March 31, 1999 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. The Company has the ability and expects to hold its investment to maturity.

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

        10.1 Willbros Group, Inc. Severance Plan dated January 1, 1999 (Filed as Exhibit 10.22 to the Company's report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999 (the "1998 Form 10-K")).

        10.2 Separation Agreement and Release dated March 31, 1999, by and between Willbros USA, Inc. and M. Kieth Phillips (Filed as
             Exhibit 10.22 to the 1998 Form 10-K).

        27   Financial Data Schedule.

   (b)  Reports on Form 8-K

   There were no current reports on Form 8-K filed during the three months ended March 31, 1999.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             WILLBROS GROUP, INC.


Date:  May 14, 1999          By:         /s/ Melvin F. Spreitzer
                                  -----------------------------------------
                                              Melvin F. Spreitzer
                                           Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                      (Principal Financial Officer and
                                       Principal Accounting Officer)

                           EXHIBIT INDEX




  The following documents are included as exhibits to this Form 10-
Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.



   Exhibit
   Number                             Description
--------------    ------------------------------------------------------

    10.1          Willbros Group, Inc. Severance Plan dated
                  January 1, 1999 (Filed as Exhibit 10.22 to the
                  Company's report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999 (the "1998 Form 10-K")).

    10.2 Separation Agreement and Release dated March 31, 1999, by and between Willbros USA, Inc. and
                  M. Kieth Phillips (Filed as Exhibit 10.22 to the 1998 Form 10-K).

     27           Financial Data Schedule.