Form 10-Q
period 1999-06-30
WILLBROS GROUP INC
filed 1999-08-16
CIK 895450

================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                         -----------------

                             FORM 10-Q

(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----     THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999

                                OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----     THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from        to
                                         --------  --------

                  Commission file number 1-11953


                       Willbros Group, Inc.
      (Exact name of registrant as specified in its charter)


    Republic of Panama                       98-0160660
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


                          NOT APPLICABLE
-----------------------------------------------------------------
      (Former name, former address and former fiscal year,
                 if changed since last report)

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


    The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of August 16, 1999 was 12,931,387.

===================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)


                                                     June 30,    December 31,
                                                       1999         1998
                                                   ------------  ------------

                                ASSETS
Current assets:
   Cash and cash equivalents                       $     30,292  $      8,247
   Accounts receivable                                   43,284        40,018
   Contract cost and recognized income
    not yet billed                                        1,769         8,022
   Prepaid expenses                                       4,531         3,963
                                                     ----------  ------------
      Total current assets                               79,876        60,250

Spare parts, net                                          8,025         9,666
Property, plant and equipment, net                       66,347        85,010
Other assets                                              8,410         5,013
                                                     ----------  ------------

      Total assets                                 $    162,658  $    159,939
                                                   ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                   $          -  $        758
   Accounts payable and accrued liabilities              42,611        35,352
   Accrued income taxes                                   4,926         5,654
   Contract billings in excess of cost and
    recognized income                                    25,821         4,991
                                                   ------------  ------------

      Total current liabilities                          73,358        46,755

Other liabilities                                         6,493         6,250
                                                   ------------  ------------

      Total liabilities                                  79,851        53,005

Stockholders' equity:
   Class A Preferred Stock, par value
    $.01 per share, 1,000,000 shares
    authorized, none issued                                   -             -
   Common stock, par value $.05 per share,
    35,000,000 shares authorized;
    15,101,977 shares issued at June 30, 1999
    (15,071,715 at December 31, 1998)                       755           753
   Capital in excess of par value                        67,791        67,613
   Retained earnings                                     33,254        49,914
   Treasury stock at cost, 2,175,371 shares
    at June 30, 1999 (927,716 at
    December 31, 1998)                                  (16,164)       (8,590)
   Notes receivable for stock purchases                    (957)         (982)
   Accumulated other comprehensive income (loss)         (1,872)       (1,774)
                                                   ------------  ------------

      Total stockholders' equity                         82,807       106,934
                                                   ------------  ------------

      Total liabilities and stockholders' equity   $    162,658  $    159,939
                                                   ============  ============



   See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except share and per share amounts)
                             (Unaudited)




                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------


Contract revenues              $   41,599  $   78,752  $   70,078  $  140,587

Operating expenses:
   Contract                        37,685      57,472      61,852     101,766
   Depreciation and
    amortization                    5,882       6,342      11,174      12,312
   General and administrative       7,210       8,320      14,804      16,762
                               ----------  ----------  ----------  ----------

                                   50,777      72,134      87,830     130,840
                               ----------  ----------  ----------  ----------

      Operating income (loss)      (9,178)      6,618     (17,752)      9,747

Other income (expense):
   Interest - net                     326        (255)        544        (203)
   Minority interest                 (532)       (476)       (696)       (869)
   Other - net                        828        (785)      2,702         183
                               ----------  ----------  ----------  ----------

                                      622      (1,516)      2,550        (889)
                               ----------  ----------  ----------  ----------

      Income (loss) before
       income taxes                (8,556)      5,102     (15,202)      8,858

Provision for income taxes            989       1,314       1,458       2,030
                               ----------  ----------  ----------  ----------

      Net income (loss)        $   (9,545) $    3,788  $  (16,660) $    6,828
                               ==========  ==========  ==========  ==========

Earnings (loss) per common
 share:

   Basic                       $     (.74) $      .25  $    (1.27) $      .45
                               ==========  ==========  ==========  ==========

   Diluted                     $     (.74) $      .25  $    (1.27) $      .45
                               ==========  ==========  ==========  ==========

Weighted average number of
 common shares outstanding:

   Basic                       12,922,405  15,042,669  13,120,823  15,021,808
                               ==========  ==========  ==========  ==========

   Diluted                     12,922,405  15,276,982  13,120,823  15,240,198
                               ==========  ==========  ==========  ==========

    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)
                             (Unaudited)





                                                                    Capital
                                                Common Stock       in Excess
                                           ----------------------    of Par
                                             Shares     Par Value    Value
                                           ----------  ----------  ----------

Balance,
 January 1, 1999                           15,071,715  $      753  $   67,613

 Comprehensive
  income (loss):

    Net income
     (loss)                                         -           -           -

    Foreign currency
     translation
     adjustments                                    -           -           -

       Total compre-
        hensive
        income
        (loss)

 Collection of notes
  receivable                                        -           -           -

 Issuance of common
  stock under
  employee
  benefit plan                                 29,762           2         175

 Exercise of
  stock options                                   500           -           3

 Treasury stock
  purchases                                         -           -           -
                                           ----------  ----------  ----------

Balance,
 June 30, 1999                             15,101,977  $      755  $   67,791
                                           ==========  ==========  ==========


-CONTINUED-



                                                                     Notes
                                                                   Receivable
                                                                      for
                                            Retained    Treasury     Stock
                                            Earnings     Stock     Purchases
                                           ----------  ----------  ----------

Balance,
 January 1, 1999                           $   49,914  $   (8,590) $     (982)

 Comprehensive
  income (loss):

    Net income
     (loss)                                   (16,660)          -           -

    Foreign currency
     translation
     adjustments                                    -           -           -

       Total compre-
        hensive
        income
        (loss)

 Collection of notes
  receivable                                        -           -          25

 Issuance of common
  stock under
  employee
  benefit plan                                      -           -           -

 Exercise of
  stock options                                     -           -           -

 Treasury stock
  purchases                                         -      (7,574)          -
                                           ----------  ----------  ----------


Balance,
 June 30, 1999                             $   33,254  $  (16,164) $     (957)
                                           ==========  ==========  ==========


-CONTINUED-


                                                       Accumulated
                                                          Other
                                                         Compre-     Total
                                                         hensive     Stock-
                                                         Income     holders'
                                                         (Loss)      Equity
                                                       ----------  ----------

Balance,
 January 1, 1999                                       $   (1,774) $  106,934

 Comprehensive
  income (loss):

    Net income
     (loss)                                                     -     (16,660)

    Foreign currency
     translation
     adjustments                                              (98)        (98)
                                                                   ----------
       Total compre-
        hensive
        income
        (loss)                                                        (16,758)

 Collection of notes
  receivable                                                    -          25

 Issuance of common
  stock under
  employee
  benefit plan                                                  -         177

 Exercise of
  stock options                                                 -           3

 Treasury stock
  purchases                                                     -      (7,574)
                                                       ----------  ----------

Balance,
 June 30, 1999                                         $   (1,872) $   82,807
                                                       ==========  ==========



    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)




                                                             Six Months
                                                           Ended June 30,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------

Cash flows from operating activities:
   Net income (loss)                                   $  (16,660) $    6,828
   Reconciliation of net income to cash
    provided by (used in) operating activities:
     Depreciation and amortization                         11,174      12,312
     Gain on sales and retirements                         (2,666)       (167)
     Changes in operating assets and liabilities:
       Accounts receivable                                 (3,266)     (5,138)
       Contract cost and recognized income
        not yet billed                                      6,253      (9,218)
       Prepaid expenses and other assets                   (3,965)     (3,295)
       Accounts payable and accrued liabilities             7,259      (2,011)
       Accrued income taxes                                  (728)        110
       Contract billings in excess of cost and
        recognized income                                  20,830     (14,942)
       Other liabilities                                      243          54
                                                       ----------  ----------
          Cash provided by (used in)
           operating activities                            18,474     (15,467)

Cash flows from investing activities:
   Proceeds from sales of property and equipment           15,916       1,183
   Purchase of property and equipment                      (1,489)     (7,292)
   Purchase of spare parts                                 (2,631)     (6,354)
                                                       ----------  ----------
          Cash provided by (used in)
           investing activities                            11,796     (12,463)

Cash flows from financing activities:
   Proceeds from common stock                                 180         598
   Proceeds from notes payable to banks                         -       2,003
   Repayments of long-term debt                                 -      (3,000)
   Collection of notes receivable for stock purchases          25         270
   Repayment of notes payable to banks                       (525)     (4,752)
   Purchase of treasury shares                             (7,574)          -
   Repayment of notes payable to former shareholders         (233)       (233)
                                                       ----------  ----------
          Cash used in financing activities                (8,127)     (5,114)

Effect of exchange rate changes on cash
 and cash equivalents                                         (98)        236
                                                       ----------  ----------

Cash provided by (used in) all activities                  22,045     (32,808)
                                                       ----------  ----------

Cash and cash equivalents, beginning of period              8,247      43,238
                                                       ----------  ----------

Cash and cash equivalents, end of period               $   30,292  $   10,430
                                                       ==========  ==========



    See accompanying notes to condensed consolidated financial statements.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


1.  Basis of Presentation

    The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 1999, and for all interim periods presented. All adjustments are normal recurring accruals.

    Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999, are not necessarily indicative of the operating results to be achieved for the full year.

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

3.  Earnings Per Share

    Basic and diluted earnings per common share for the six months ended June 30, 1999 and 1998, are computed as follows:



                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------


     Net income (loss)
      applicable to
      common shares            $   (9,545) $    3,788  $  (16,660) $    6,828
                               ==========  ==========  ==========  ==========

     Weighted average number
      of common shares
      outstanding for basic
      earnings per share       12,922,405  15,042,669  13,120,823  15,021,808

     Effect of dilutive
      potential common
      shares from
      stock options                     -     234,313           -     218,390
                               ----------  ----------  ----------  ----------

     Weighted average number
      of common shares
      outstanding for diluted
      earnings per share       12,922,405  15,276,982  13,120,823  15,240,198
                               ==========  ==========  ==========  ==========

     Earnings (loss) per
      common share:

        Basic                  $     (.74) $      .25  $    (1.27) $      .45
                               ==========  ==========  ==========  ==========

        Diluted                $     (.74) $      .25  $    (1.27) $      .45
                               ==========  ==========  ==========  ==========


                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


3.  Earnings Per Share (continued)

    At June 30, 1999, there were 1,082,550 potential common shares excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect.

4.  Comprehensive Income

    Comprehensive income for the Company includes net income and foreign currency translation adjustments which are charged or credited to the cumulative foreign currency translation adjustment account within stockholders' equity. There were no related tax effects associated with the Company's calculation of comprehensive income. Comprehensive income for the periods ended June 30, 1999 and 1998, consists of:


                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1999         1998       1999        1998
                               ----------  ----------  ----------  ----------


     Net income (loss)         $   (9,545) $    3,788  $  (16,660) $    6,828

     Other comprehensive
      income - foreign
      currency translation
      adjustments                     (98)        124         (98)        236
                               ----------  ----------  ----------  ----------

     Comprehensive income
      (loss)                   $   (9,643) $    3,912  $  (16,758) $    7,064
                               ==========  ==========  ==========  ==========



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

6.  Significant Event

    On April 1, 1999, the Company adopted a Stockholder Rights Plan and declared a distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's common stock. The distribution was made on April 15, 1999 to stockholders of record on that date. The Rights expire on April 14, 2009.

    The Rights are exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer the consumnation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right entitles stockholders to buy one one-thousandth of a share of a series of junior participating preferred stock at an exercise price of $30.00 per share.

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

    Recent low oil prices have had and continue to have a negative influence on client capital spending plans. As a direct result, the Company is experiencing reduced demand for its services, especially high margin construction and specialty services.
The Company, however, does not anticipate that any of the projects in its current backlog will be deferred or cancelled. However, a number of projects the Company has been following have been delayed, and the Company expects revenue in 1999 to be below that of 1998. Despite the recent increase in the price of oil, the Company believes it will be late 1999 or early 2000 before clients begin to increase capital spending budgets and there is any significant increase in overall activity.

    The Company recognizes anticipated contract revenue as backlog when the award of a contract is reasonably assured. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. New contract awards totaled $47.6 million during the quarter ended June 30, 1999. Additions to backlog during the period are as follows:
construction, $37.3 million; engineering, $6.6 million; and specialty services, $3.7 million. Backlog decreases by type of service are as follows: construction, $28.4 million; engineering, $12.6 million; and specialty services, $7.6 million. Backlog at the end of the quarter was down $1.0 million (0.3%) to $290.6 million and consisted of the following: (a) construction, $205.7 million, up $8.9 million (5%); (b) engineering, $11.9 million, down
$6.0 million (34%); and (c) specialty services, $73.0 million, down
$3.9 million (5%). Construction backlog consists primarily of an engineering, procurement and construction project in Nigeria and a construction project in Australia. Specialty services backlog is primarily attributable to two major contracts: a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10% interest in Venezuela and a three-year dredging contract awarded in 1998 in Nigeria.

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

    The Company's ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of its competitors, its clients and its work locations. The Company does not believe that its revenue or results of operations were adversely affected in this regard during the periods ended June 30, 1999 or 1998.

  Three Months Ended June 30, 1999, Compared to Three Months Ended
  June 30, 1998

    Contract revenue decreased $37.2 million (47%) to $41.6 million due to (a) $29.5 million of decreased construction revenue
resulting primarily from the completion of construction contracts in Venezuela, Nigeria, Indonesia and Oman; (b) decreased
engineering revenue of $8.3 million due to a reduction of
engineering services in the United States; offset by (c) an
increase of $0.6 million in specialty services revenue principally
from dredging operations in Nigeria.    Venezuela revenue decreased
$17.0 million (71%) due to the completion in 1998 of an offshore loading and storage terminal and a pipeline contract for the construction of 120 miles (200 kilometers) each of 36-inch and 20-inch pipelines. Indonesia revenue decreased $6.8 million (80%) due to the substantial completion in 1998 of construction projects in that country. Oman revenue decreased $4.8 million (69%) primarily due to the completion in 1998 of work on various pipeline projects. Revenue in the United States decreased $13.0 million (53%) primarily due to reductions in engineering services, and substantial completion in 1998 of a 94-mile (150-kilometer) 36-inch natural gas pipeline in Iowa. Revenue in Pakistan decreased
$0.8 million to zero in 1999 due to completion of the engineering, procurement and construction contract in that country. Nigeria revenue increased $6.9 million (51%) due to revenue being recognized on a pipeline engineering, procurement and construction project started in 1999, offset by the completion in 1998 of a contract for the construction of a liquid natural gas pipeline. Offshore West Africa revenue decreased $1.9 million due to a decline in barge specialty services. Specialty services work, while showing improvement, remains below historical levels as a result of continuing delays in funding to our clients from the Nigerian government and low oil prices which have caused the Company's clients to defer maintenance activities. The Company has seen some indications that the Nigerian government is taking steps toward resolving the funding issues in light of higher oil prices, but it is unclear as to when specialty services activities in Nigeria will return to historical levels. Revenue from the Ivory Coast decreased $0.2 million due to completion of work on 46 miles (74 kilometers) of dual 4-inch and 12-inch pipelines and an 8-mile (13-kilometer) 12-inch pipeline. Australia revenue increased $0.1 million (100%) due to a new construction contract.

   Contract costs decreased $19.8 million (34%) to $37.7 million due to a decrease of $16.0 million in construction services cost and a decrease of $8.6 million in engineering services cost, offset by an increase of $4.8 million in specialty services cost. Specialty services cost increased primarily due to operating overhead costs related to underutilized equipment and facilities. Variations in contract cost by country were closely related to the variations in contract revenue.

    Depreciation and amortization decreased $0.4 million (6%) to $5.9 million primarily due to the sale of excess equipment in Venezuela, the United States and Indonesia.

    General and administrative expense decreased $1.2 million (14%) to $7.2 million due to decreased activity, principally in engineering services, and in Venezuela and Indonesia.

    Operating income decreased $15.8 million (239%) to an operating loss of $9.2 million. The decrease is attributable to three factors: a 47% decrease in revenues caused by a lack of new contract awards in construction and specialty services in Venezuela, Indonesia and the United States; limiting accrual of revenues to only those sufficient to cover the contract costs on fixed-price contracts in the early stages of completion; and a change in the revenue mix caused by a higher level of engineering and material procurement services, which have lower margins than construction and specialty services.

    Other - net increased $1.6 million to $0.8 million due to $0.8 million in gains on sales of equipment in Venezuela, the United States and Indonesia, and lower foreign exchange losses in Indonesia and Nigeria.

    The provision for income taxes decreased $0.3 million (23%) due primarily to the reduction in activity in Oman, Venezuela, Indonesia and the United States. The effective income tax rate at June 30, 1999 exceeds 100% of income before income taxes because income taxes in certain countries are based on revenue and because losses in certain countries cannot be used to offset taxable income in other countries.

  Six Months Ended June 30, 1999, Compared to Six Months Ended
  June 30, 1998

    Contract revenues decreased $70.5 million (50%) to $70.1 million due to (a) $63.8 million of reduced construction revenues resulting primarily from construction contracts in Venezuela, Indonesia, Oman and the United States; and (b) a decrease in engineering revenues of $12.7 million due to less engineering services work in the United States; offset by (c) an increase of $6.0 million in specialty services revenues, principally in Nigeria. Venezuela revenues decreased $39.2 million (81%) primarily due to completion of work on a pipeline contract that included the construction of 120 miles
(200 kilometers) each of 36-inch and 20-inch pipelines, completion of a transport services contract, and substantial completion of an offshore loading and storage terminal. Indonesia revenues decreased $12.4 million (81%) primarily due to completion of work on a 35-mile (55-kilometer) 42-inch pipeline in Kalimantan.
United States revenues decreased $16.0 million (45%) primarily due to completion of work on a 94-mile (150-kilometer)
36-inch natural gas pipeline in Iowa, and reduced engineering services work in the United States. Oman revenues decreased
$8.9 million (68%) due to completion of construction work on three pipeline construction contracts and a pressure reducing terminal. Nigeria revenues increased $6.0 million (23%) primarily as a result of increases in specialty services work for dredging activities.
Ivory Coast revenue increased $1.8 million due to work on 46 miles (74 kilometers) of dual 4-inch and 12-inch pipelines and an 8-mile (13-kilometer) 12-inch pipeline. Offshore West Africa revenue decreased $0.1 million due to a decline in barge specialty services. Revenues from Pakistan decreased $2.1 million (100%) due to the completion of an engineering, procurement and construction contract. Australia revenue increased $0.1 million (100%) due to a new construction contract.

    Contract costs decreased $40.0 million (39%) to $61.8 million due to a decrease of $38.5 million in construction services cost, a decrease of $13.2 million in engineering services cost, offset by an increase of $11.7 million in specialty services cost.
Variations in contract cost by country were closely related to the variations in contract revenues.

    Depreciation and amortization decreased $1.1 million to $11.2 million primarily due to the sale of excess equipment in Venezuela, the United States and Indonesia.

    General and administrative expense decreased $2.0 million to $14.8 million due to decreased activity, principally in engineering services, and in Venezuela and Indonesia.

    Operating income decreased $27.4 million (282%) to an operating loss of $17.7 million. The decrease is attributable to three factors: a 50% decrease in revenues caused by a lack of new contract awards in construction and specialty services in Venezuela, Indonesia, the United States and Oman; limiting accrual of revenues to only those sufficient to cover the contract costs on fixed-price contracts in the early stages of completion; and a change in the revenue mix caused by a higher level of engineering and material procurement services, which have lower margins than construction and specialty services.

    Interest - net increased $0.7 million to $0.5 million income due to increased investments of working capital.

    Other - net increased $2.5 million to $2.7 million income, primarily as a result of gains from the sale of excess equipment in Venezuela, the United States and Indonesia.

    The provision for income taxes decreased $0.5 million (25%) to $1.5 million primarily due to decreased activity in Venezuela, the United States and Indonesia.

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

    Cash and cash equivalents increased $22.1 million (270%) to $30.3 million at June 30, 1999, from $8.2 million at December 31, 1998. The increase was due to positive cash flows of $18.5 million from operations (including a $20.8 million increase in working capital arising principally from the receipt of contract advances for new construction projects), $11.8 million from sales of equipment, net of capital expenditures for the purchase of equipment and spare parts, offset by $8.1 million used in financing activities (including $7.6 million used to purchase 1,247,655 shares of treasury stock).

    The Company has a $150.0 million credit agreement that matures on February 20, 2003 and may be extended annually in one-year increments, subject to certain approvals, for up to two additional years, with a syndicated bank group including ABN AMRO Bank N.V., as agent, and Credit Lyonnais, New York Branch, as co-agent. The credit agreement provides for a $100.0 million revolving credit facility, part of which can be used for acquisitions and equity investments. The entire facility, less amounts used under the revolving portions of the facility, may be used for standby and commercial letters of credit. Principal is payable at termination on all revolving loans except qualifying acquisition and equity investment loans which are payable quarterly over the remaining life of the credit agreement. Interest is payable quarterly at prime or other alternative interest rates. A commitment fee is payable quarterly based on an annual rate of 1/4% of the unused portion of the credit facility. The Company's obligations under the credit agreement are secured by the stock of the principal subsidiaries of the Company. The credit agreement requires the Company to maintain certain financial ratios, restricts the amount of annual dividend payments to the greater of 25 cents per share or 25% of net income and limits the Company's ability to purchase its own stock. At June 30, 1999, outstanding letters of credit totaled $49.3 million, leaving $100.7 million available under this facility.

    The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $8.8 million at June 30, 1999.

    The Company believes that cash flows from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through the end of 1999. The Company estimates total capital expenditures for equipment and spare parts to be approximately $10.0 to $15.0 million during 1999.

    In February 1998, the Company's Board of Directors approved a plan to buy back approximately 750,000 shares of its Common Stock from time to time in the open market or through negotiated transactions.
In October 1998, the Company's Board of Directors approved, and the Company's credit agreement was amended to permit, the buy back of an additional $8.8 million of its Common Stock. Through
June 30, 1999, the Company has reacquired a total of 2,175,316 shares of its Common Stock under these plans, including 1,247,600 shares acquired in January and February 1999 at an average price of $6.07 per share, thus leaving $0.2 million remaining under these plans.

    In March 1999, the Company's Board of Directors approved a plan to buy back approximately 700,000 shares of its Common Stock in the open market or through negotiated transactions.

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

    Testing, remediation and replacement of the Company's critical applications are anticipated to cost approximately $5.0 million from inception in calendar year 1997 through substantial completion in calendar year 1999, of which approximately $3.5 million is expected to be capitalized. Of these costs, approximately
$2.7 million was incurred through the second quarter 1999, with most of the remaining $2.3 million expected to be incurred during the remainder of 1999. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

    The Company's primary market risk is its exposure to changes in non-U.S. currency exchange rates. The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at June 30, 1999.

    The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 1999 due to the generally short maturities of these items. The Company invests primarily in short-term dollar denominated bank deposits, and at June 30, 1999 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. The Company has the ability and expects to hold its investment to maturity.

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

  The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 6, 1999, in Panama City, Panama. At the Annual Meeting, the Stockholders of the Company elected Larry J. Bump and Guy E. Waldvogel as Class III directors of the Company for three-year terms. The stockholders also considered and approved (a) the Willbros Group, Inc. 1996 Stock Plan and Amendment Number 1 thereto and (b) the appointment of KPMG Peat Marwick as the independent auditors of the Company for the fiscal year ending December 31, 1999.

  There were present at the Annual Meeting, in person or by proxy, stockholders holding 10,933,576 shares of the common stock of the Company, or 84.68% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.


                                            Votes
                                 Votes    Against or                 Broker
                                  For      Withheld   Abstentions   Non-Votes
                              ----------  ----------  -----------  ----------



  1. Election of Directors:

     Larry J. Bump            10,532,466     401,110      -0-         -0-

     Guy E. Waldvogel         10,574,765     358,811      -0-         -0-

  2. Approval of the
     Willbros Group, Inc.
     1996 Stock Plan and
     Amendment Number 1
     thereof                   5,020,965   2,035,936    1,349,684   2,526,991

  3. Ratification of
     KPMG Peat Marwick as
     independent auditors
     of the Company for
     fiscal 1999              10,895,779      20,996       16,801     -0-


Item 5.  Other Information
-------  -----------------

  As set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy materials for its 2000 Annual Meeting of Stockholders must be received by the Company no later than December 1, 1999.

  If a stockholder, who intends to present a proposal at the Company's 2000 Annual Meeting of Stockholders and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8, fails to provide the Company with notice of such proposal by February 14, 2000, then the persons named in the proxies solicited by the Company's Board of Directors for its 2000 Annual Meeting of Stockholders may exercise discretionary voting power with respect to such proposal.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

  (a)  Exhibits:

  The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

       3    Certificate of Designation of Series A Junior
            Participating Preferred Stock of the Company.

       4 Rights Agreement, dated April 1, 1999, between the Company and ChaseMellon Shareholder
            Services, L.L.C., as Rights Agent (filed as an
            Exhibit to the Company's Registration Statement on
            Form 8-A, dated April 9, 1999).

       10 Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

       27   Financial Data Schedule.

  (b)  Reports on Form 8-K

  Form 8-K was filed on April 12, 1999, to report under Item 5 the Company's adoption of a Stockholder Rights Plan.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           WILLBROS GROUP, INC.


Date:  August 16, 1999     By:      /s/ Melvin F. Spreitzer
                               -------------------------------------
                                        Melvin F. Spreitzer
                                     Executive Vice President,
                               Chief Financial Officer and Treasurer
                                  (Principal Financial Officer and
                                    Principal Accounting Officer)

                           EXHIBIT INDEX




    The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.



 Exhibit
 Number                        Description
---------   ----------------------------------------------------

   3        Certificate of Designation of Series A Junior
            Participating Preferred Stock of the Company.

   4        Rights Agreement, dated April 1, 1999, between the
            Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as an Exhibit to the Company's
            Registration Statement on Form 8-A, dated
            April 9, 1999).

   10 Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

   27       Financial Data Schedule.