Form 10-Q
period 1999-09-30
WILLBROS GROUP INC
filed 1999-11-15
CIK 895450

=====================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                    ---------------------------

                             FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

                                OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------  SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                         ----------     -----------

                  Commission file number 1-11953


                       Willbros Group, Inc.
      (Exact name of registrant as specified in its charter)


      Republic of Panama                       98-0160660
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


                           NOT APPLICABLE
   -------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes     X            No
                          -----------         ----------


    The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of November 10, 1999 was 12,941,010.

==========================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)


                                                  September 30,  December 31,
                                                      1999           1998
                                                  -------------  ------------


                                ASSETS
Current assets:
   Cash and cash equivalents                      $       6,421  $      8,247
   Accounts receivable                                   53,038        40,018
   Contract cost and recognized income
    not yet billed                                        2,625         8,022
   Prepaid expenses                                       3,885         3,963
                                                  -------------  ------------

      Total current assets                               65,969        60,250

Spare parts, net                                          7,328         9,666
Property, plant and equipment, net                       63,091        85,010
Other assets                                              8,500         5,013
                                                  -------------  ------------

      Total assets                                $     144,888  $    159,939
                                                  =============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                  $           -  $        758
   Accounts payable and accrued liabilities              33,707        35,352
   Accrued income taxes                                   5,516         5,654
   Contract billings in excess of cost and
    recognized income                                    20,049         4,991
                                                  -------------  ------------

      Total current liabilities                          59,272        46,755

Other liabilities                                         6,547         6,250
                                                  -------------  ------------

      Total liabilities                                  65,819        53,005

Stockholders' equity:
   Class A Preferred Stock, par value
    $.01 per share, 1,000,000 shares
    authorized, none issued                                   -             -
   Common stock, par value $.05 per share,
    35,000,000 shares authorized;
    15,112,336 shares issued at
    September 30, 1999
    (15,071,715 at December 31, 1998)                       756           753
   Capital in excess of par value                        67,864        67,613
   Retained earnings                                     28,964        49,914
   Treasury stock at cost, 2,175,371 shares
    at September 30, 1999
    (927,716 at December 31, 1998)                      (16,164)       (8,590)
   Notes receivable for stock purchases                    (479)         (982)
   Accumulated other comprehensive income (loss)         (1,872)       (1,774)
                                                  -------------  ------------

      Total stockholders' equity                         79,069       106,934
                                                  -------------  ------------

      Total liabilities and stockholders' equity  $     144,888  $    159,939
                                                  =============  ============


    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except share and per share amounts)
                             (Unaudited)



                                    Three Months             Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------


Contract revenues              $   42,650  $   65,962  $  112,728  $  206,549

Operating expenses:
   Contract                        33,515      62,123      95,367     163,889
   Depreciation and
    amortization                    5,262       6,635      16,436      18,947
   General and administrative       5,805       6,877      20,609      23,639
                               ----------  ----------  ----------  ----------

                                   44,582      75,635     132,412     206,475
                               ----------  ----------  ----------  ----------

      Operating income (loss)      (1,932)     (9,673)    (19,684)         74

Other income (expense):
   Interest - net                     120        (184)        664        (387)
   Minority interest                 (460)       (384)     (1,156)     (1,253)
   Other - net                       (982)       (656)      1,720        (473)
                               ----------  ----------  ----------  ----------

                                   (1,322)     (1,224)      1,228      (2,113)
                               ----------  ----------  ----------  ----------

      Loss before
       income taxes                (3,254)    (10,897)    (18,456)     (2,039)

Provision for income taxes          1,036         581       2,494       2,611
                               ----------  ----------  ----------  ----------

      Net Loss                 $   (4,290) $  (11,478) $  (20,950) $   (4,650)
                               ==========  ==========  ==========  ==========

Earnings (loss) per
 common share:

   Basic                       $     (.33) $     (.78) $    (1.60) $     (.31)
                               ==========  ==========  ==========  ==========

   Diluted                     $     (.33) $     (.78) $    (1.60) $     (.31)
                               ==========  ==========  ==========  ==========

Weighted average number of
 common shares outstanding:

   Basic                       12,932,898  14,675,887  13,058,181  14,906,501
                               ==========  ==========  ==========  ==========

   Diluted                     12,932,898  14,675,887  13,058,181  14,906,501
                               ==========  ==========  ==========  ==========



    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)
                             (Unaudited)


                                                            Common Stock
                                                       ----------------------
                                                         Shares    Par Value
                                                       ----------  ----------

Balance,
 January 1, 1999                                       15,071,715  $      753

 Comprehensive
  income (loss):

   Net loss                                                     -           -

   Foreign currency
     translation
     adjustments                                                -           -

      Total compre-
       hensive
       income
       (loss)

 Collection of notes
  receivable                                                    -           -

 Issuance of common
  stock under
  employee
  benefit plan                                             40,121           3

 Exercise of
  stock options                                               500           -

 Treasury stock
  purchases                                                     -           -
                                                       ----------  ----------


Balance,
 September 30, 1999                                    15,112,336  $      756
                                                       ==========  ==========


-CONTINUED-


                                             Capital
                                            in Excess
                                             of Par     Retained    Treasury
                                              Value     Earnings      Stock
                                           ----------  ----------  ----------

Balance,
 January 1, 1999                           $   67,613  $   49,914  $   (8,590)

 Comprehensive
  income (loss):

   Net Loss                                         -     (20,950)          -

   Foreign currency
     translation
     adjustments                                    -           -           -

      Total compre-
       hensive
       income
       (loss)

 Collection of notes
  receivable                                        -           -           -

 Issuance of common
  stock under
  employee
  benefit plan                                    248           -           -

 Exercise of
  stock options                                     3           -           -

 Treasury stock
  purchases                                         -           -      (7,574)
                                           ----------  ----------  ----------


Balance,
 September 30, 1999                        $   67,864  $   28,964  $  (16,164)
                                           ==========  ==========  ==========


-CONTINUED-


                                                      Accumulated
                                             Notes       Other
                                           Receivable   Compre-      Total
                                              for       hensive      Stock-
                                             Stock      Income      holders'
                                           Purchases    (Loss)       Equity
                                           ----------  ----------  ----------

Balance,
 January 1, 1999                           $     (982) $   (1,774) $  106,934

 Comprehensive
  income (loss):

   Net Loss                                         -           -     (20,950)

   Foreign currency
     translation
     adjustments                                    -         (98)        (98)
                                                                   ----------
      Total compre-
       hensive
       income
       (loss)                                                         (21,048)

 Collection of notes
  receivable                                      503           -         503

 Issuance of common
  stock under
  employee
  benefit plan                                      -           -         251

 Exercise of
  stock options                                     -           -           3

 Treasury stock
  purchases                                         -           -      (7,574)
                                           ----------  ----------  ----------


Balance,
 September 30, 1999                        $     (479) $   (1,872) $   79,069
                                           ==========  ==========  ==========


    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)


                                                             Nine Months
                                                         Ended September 30,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------

Cash flows from operating activities:
   Net Loss                                            $  (20,950) $   (4,650)
   Reconciliation of net loss to cash used in
    operating activities:
     Depreciation and amortization                         16,436      18,947
     Gain on sales and retirements                         (2,714)       (247)
     Changes in operating assets and liabilities:
       Accounts receivable                                (13,020)     (1,614)
       Contract cost and recognized income not
        yet billed                                          5,397       1,797
       Prepaid expenses and other assets                   (3,409)     (1,162)
       Accounts payable and accrued liabilities            (1,645)     (5,012)
       Accrued income taxes                                  (138)        923
       Contract billings in excess of cost and
        recognized income                                  15,058     (14,193)
       Other liabilities                                      297          87
                                                       ----------  ----------

          Cash used in operating activities                (4,688)     (5,124)

Cash flows from investing activities:
   Proceeds from sales of property and equipment           16,329       1,351
   Purchase of spare parts                                 (3,524)     (8,849)
   Purchase of property and equipment                      (2,270)    (13,516)
                                                       ----------  ----------

          Cash provided by (used in)
           investing activities                            10,535     (21,014)

Cash flows from financing activities:
   Collection of notes receivable for
    stock purchases                                           503         291
   Proceeds from common stock                                 254         683
   Proceeds from long-term debt                                 -      14,000
   Proceeds from notes payable to banks                         -       7,160
   Purchase of treasury shares                             (7,574)     (7,560)
   Repayment of notes payable to banks                       (525)    (10,140)
   Repayment of notes payable to former shareholders         (233)       (350)
   Repayments of long-term debt                                 -     (17,000)
                                                       ----------  ----------

          Cash used in financing activities                (7,575)    (12,916)

Effect of exchange rate changes on cash and
 cash equivalents                                             (98)       (245)
                                                       ----------  ----------

Cash used in all activities                                (1,826)    (39,299)

Cash and cash equivalents, beginning
 of period                                                  8,247      43,238
                                                       ----------  ----------

Cash and cash equivalents, end of period               $    6,421  $    3,939
                                                       ==========  ==========


    See accompanying notes to condensed consolidated financial statements.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


1.  Basis of Presentation

    The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1999, and for all interim periods presented. All adjustments are normal recurring accruals.

    Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999, are not necessarily indicative of the operating results to be achieved for the full year.

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

3.  Earnings Per Share

    Basic and diluted earnings (loss) per common share for the three month and nine month periods ended September 30, 1999 and 1998, are computed as follows:


                                    Three Months             Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------

     Net loss applicable to
      common shares            $   (4,290) $  (11,478) $  (20,950) $   (4,650)
                               ==========  ==========  ==========  ==========

     Weighted average number
      of common shares
      outstanding for basic
      earnings per share       12,932,898  14,675,887  13,058,181  14,906,501

     Effect of dilutive
      potential common shares
      from stock options                -           -           -           -
                               ----------  ----------  ----------  ----------

     Weighted average number
      of common shares
      outstanding for diluted
      earnings per share       12,932,898  14,675,887  13,058,181  14,906,501
                               ==========  ==========  ==========  ==========

     Earnings (loss) per
      common share:

       Basic                   $     (.33) $     (.78) $    (1.60) $     (.31)
                               ==========  ==========  ==========  ==========

      Diluted                  $     (.33) $     (.78) $    (1.60) $     (.31)
                               ==========  ==========  ==========  ==========

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


3.  Earnings Per Share (continued)

    At September 30, 1999, there were 1,070,550 potential common shares excluded from the computation of diluted earnings
(loss) per share because of their anti-dilutive effect.

4.  Comprehensive Income

    Comprehensive income for the Company includes net income and foreign currency translation adjustments which are charged or credited to the cumulative foreign currency translation adjustment account within stockholders' equity. There were no related tax effects associated with the Company's calculation of comprehensive income. Comprehensive income for the periods ended September 30, 1999 and 1998, consists of:



                                     Three Months            Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------

     Net loss                  $   (4,290) $  (11,478) $  (20,950) $   (4,650)

     Other comprehensive
      income (loss) - foreign
      currency translation
      adjustments                       -        (481)        (98)       (245)
                               ----------  ----------  ----------  ----------

     Comprehensive income
      (loss)                   $   (4,290) $  (11,959) $  (21,048) $   (4,895)
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

    Recent low oil prices have had and continue to have a negative influence on client capital spending plans. As a direct result, the Company is experiencing reduced demand for its services, especially high margin construction and specialty services. The Company, however, does not anticipate that any of the projects in its current backlog will be deferred or cancelled. However, a number of projects the Company has been following have been delayed, and the Company expects revenue in 1999 to be below that of 1998. With the recent increase in the price of oil, the Company believes its clients will begin to increase their capital spending budgets in 2000.

    Recently, local protesters looted and vandalized a Company facility near Port Harcourt, Nigeria. Reports of similar disturbances have been frequent within the region during recent months, with many of the oil production and oilfield services companies sustaining similar problems. While the disturbance has interfered with the Company's operations, progress on some ongoing projects has not been halted. The Nigerian government has intervened and is restoring order in the area. At this time, it is not possible to assess with certainty the impact the incident will have on future operations. The Company has successfully operated in Nigeria for the past 37 years with very favorable relationships with the local communities, and believes that order can be maintained and that it can continue to operate in the area.

    The Company recognizes anticipated contract revenue as backlog when the award of a contract is reasonably assured. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. New contract awards totaled $15.0 million during the quarter ended September 30, 1999. Additions to backlog during the period are as follows: construction, $3.1 million; engineering, $6.8 million; and specialty services, $5.1 million. Backlog decreases by type of service are as follows: construction, $36.4 million; engineering, $11.9 million; and specialty services, $7.5 million. Backlog at the end of the quarter was down $40.8 million (14%) to $249.8 million and consisted of the following: (a) construction, $172.4 million, down $33.3 million (16%); (b) engineering, $6.8 million, down $5.1 million (43%); and (c) specialty services, $70.6 million, down $2.4 million (3%). Construction backlog consists primarily of engineering, procurement and construction projects in Nigeria and a construction project in Australia. Specialty services backlog is primarily attributable to two major contracts: a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10% interest in Venezuela and a three-year dredging contract awarded in 1998 in Nigeria.

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

    The Company's ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of its competitors, its clients and its work locations. The Company does not believe that its revenue or results of operations were adversely affected in this regard during the periods ended
September 30, 1999 or 1998.

  Three Months Ended September 30, 1999, Compared to Three Months
  Ended September 30, 1998

    Contract revenue decreased $23.3 million (35%) to $42.6 million due to (a) $14.7 million of decreased construction revenue resulting primarily from the completion of construction contracts in Venezuela, the Ivory Coast, Indonesia and the United States; and
(b) decreased engineering revenue of $9.2 million due to a reduction of engineering services in the United States; offset by
(c) an increase of $0.6 million in specialty services revenue principally from service contracts in Venezuela. Venezuela revenue decreased $3.3 million (30%) due to the completion in 1998 of an offshore loading and storage terminal and a pipeline construction contract. Indonesia revenue decreased $7.5 million (97%) due to the substantial completion in 1998 of construction projects in that country. Oman revenue decreased $0.5 million (21%) primarily due to the completion in 1998 of work on various pipeline projects. Revenue in the United States decreased $18.4 million (62%) primarily due to reductions in engineering services, and substantial completion in 1998 of a 94-mile (150-kilometer) 36-inch natural gas pipeline in Iowa. Nigeria revenue increased $9.1 million (121%) due to revenue being recognized on a pipeline engineering, procurement and construction project started in 1999, offset by the completion in 1998 of a contract for the construction of a liquid natural gas pipeline. Offshore West Africa revenue decreased $2.6 million due to a decline in offshore services. Specialty services work, while showing improvement, remains below historical levels as a result of continuing delays in funding to our clients from the Nigerian government, recent low oil prices which have caused the Company's clients to defer maintenance activities, and civil unrest. The Company has seen some indications that the Nigerian government is taking steps toward resolving the funding issues in light of higher oil prices, but it is unclear as to when specialty services activities in Nigeria will return to historical levels. Revenue from the Ivory Coast decreased $5.4 million due to completion of work on 46 miles
(74 kilometers) of dual 4-inch and 12-inch pipelines and an 8-mile (13-kilometer) 12-inch pipeline. Australia revenue increased $5.2 million (100%) due to a new construction contract.

    Contract costs decreased $28.6 million (46%) to $33.5 million due to a decrease of $22.0 million in construction services cost and a decrease of $9.0 million in engineering services cost, offset by an increase of $2.6 million in specialty services cost. Specialty services cost increased primarily due to operating overhead costs related to underutilized equipment and facilities. Variations in contract cost by country were closely related to the variations in contract revenue.

    Depreciation and amortization decreased $1.4 million (21%) to $5.3 million primarily due to the sale of excess equipment in Venezuela, Indonesia, Ivory Coast, and Oman.

General and administrative expense decreased $1.1 million (16%) to $5.8 million due to decreased activity, principally in engineering services and in Venezuela, and a decrease in administrative expense in the United States.

    Operating loss decreased $7.0 million (80%) to an operating loss of $1.9 million. The improvement is attributable to the increase in revenues in Nigeria and the recognition in 1998 of increases in costs on construction projects in the United States and Venezuela.

    Interest - net increased to income of $0.1 million from expense of $0.2 million in 1998 due to a decrease in work country borrowings.

    Other - net decreased $0.3 million to expense of $1.0 million due to costs associated with pursuing mergers and acquisitions.

    The provision for income taxes increased $0.4 million (67%) due primarily to the receipt in 1998 of state income tax refunds in the United States. The effective income tax rate at September 30, 1999 exceeds 100% of income before income taxes because income taxes in certain countries are based on revenue and because losses in certain countries cannot be used to offset taxable income in other countries.

  Nine Months Ended September 30, 1999, Compared to Nine Months
  Ended September 30, 1998

    Contract revenues decreased $93.8 million (45%) to $112.7 million due to (a) $78.5 million of reduced construction revenues resulting primarily from completion of construction contracts in Venezuela, Indonesia, Oman and the United States; and (b) a decrease in engineering revenues of $21.9 million due to less engineering services work in the United States; offset by (c) an increase of $6.6 million in specialty services revenues, principally in Nigeria. Venezuela revenues decreased $42.5 million (72%) primarily due to completion of work on a pipeline contract that included the construction of 120 miles (200 kilometers) each of 36-inch and 20-inch pipelines, completion of a transport services contract, and substantial completion of an offshore loading and storage terminal. Indonesia revenues decreased $19.9 million (86%) primarily due to completion of work on a 35-mile (55-kilometer) 42-inch pipeline in Kalimantan. United States revenues decreased $34.5 million (52%) primarily due to completion of work on a 94-mile (150-kilometer) 36-inch natural gas pipeline in Iowa, and reduced engineering services work in the United States. Oman revenues decreased $9.4 million (61%) due to completion of construction work on three pipeline construction contracts and a pressure reducing terminal. Nigeria revenues increased $15.1 million (46%) primarily due to revenue being recognized on a pipeline engineering, procurement and construction project started in 1999. Ivory Coast revenue decreased $3.6 million (68%) due to completion of work on 46 miles (74 kilometers) of dual 4-inch and 12-inch pipelines and an 8-mile (13-kilometer) 12-inch pipeline. Offshore West Africa revenue decreased $2.7 million due to a decline in offshore services. Revenues from Pakistan decreased $1.8 million (100%) due to the completion of an engineering, procurement and construction contract. Australia revenue increased $5.3 million (100%) due to a new construction contract.

    Contract costs decreased $68.5 million (42%) to $95.4 million due to a decrease of $60.5 million in construction services cost and a decrease of $22.3 million in engineering services cost, offset by an increase of $14.3 million in specialty services cost due to costs associated with maintaining underutilized assets. Variations in contract cost by country were closely related to the variations in contract revenues.

    Depreciation and amortization decreased $2.5 million to $16.4 million primarily due to the sale of excess equipment in Venezuela, Indonesia, and Oman.

    General and administrative expense decreased $3.0 million to $20.6 million due to decreased activity, principally in the United States, Venezuela and Indonesia.

    Operating income decreased $19.8 million to an operating loss of $19.7 million. The decrease is attributable to a 45% decrease in revenues caused by a lack of new contract awards in construction and specialty services in Venezuela, Indonesia, the United States and Oman; and a change in the revenue mix caused by a higher level of engineering, material procurement and subcontract services, which have lower margins than construction and specialty services.

    Interest - net increased $1.1 million to $0.7 million income due to increased short-term investments during 1999 and reduced borrowing in the work countries.

    Other - net increased $2.2 million to $1.7 million income, primarily as a result of gains from the sale of excess equipment in Venezuela, the United States, Indonesia, and Oman, offset by costs associated with pursuing mergers and acquisitions and reduced foreign exchange expense.

    The provision for income taxes decreased $0.1 million (4%) to $2.5 million primarily due to decreased activity in Venezuela, the United States and Indonesia.

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

    Cash and cash equivalents decreased $1.8 million (22%) to $6.4 million at September 30, 1999, from $8.2 million at December 31, 1998. The decrease was due to negative cash flows of $4.7 million from operations and $7.6 million used in financing activities to purchase 1,247,655 shares of treasury stock; offset by $10.5 million from sales of equipment, net of capital expenditures for the purchase of equipment and spare parts.

    The Company has a $150.0 million credit agreement that matures on February 20, 2003 and may be extended annually in one-year increments, subject to certain approvals, for up to two additional years, with a syndicated bank group including ABN AMRO Bank N.V., as agent, and Credit Lyonnais, New York Branch, as co-agent. The credit agreement provides for a $100.0 million revolving credit facility, part of which can be used for acquisitions and equity investments. The entire facility, less amounts used under the revolving portions of the facility, may be used for standby and commercial letters of credit. Principal is payable at termination on all revolving loans except qualifying acquisition and equity investment loans which are payable quarterly over the remaining life of the credit agreement. Interest is payable quarterly at prime or other alternative interest rates. A commitment fee is payable quarterly based on an annual rate of 1/4% of the unused portion of the credit facility. The Company's obligations under the credit agreement are secured by the stock of the principal subsidiaries of the Company. The credit agreement requires the Company to maintain certain financial ratios, restricts the amount of annual dividend payments to the greater of 25 cents per share or 25% of net income and limits the Company's ability to purchase its own stock. At September 30, 1999, outstanding letters of credit totaled $51.6 million, leaving $98.4 million available under this facility.

    The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. At September 30, 1999, there were no borrowings, and credit available under these facilities is approximately $8.8 million.

    The Company believes that cash flows from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through the end of 1999. The Company estimates total capital expenditures for equipment and spare parts to be approximately $11.0 million during 1999 and $10.0 to $15.0 million in 2000.

    In February 1998, the Company's Board of Directors approved a plan to buy back approximately 750,000 shares of its Common Stock from time to time in the open market or through negotiated transactions. In October 1998, the Company's Board of Directors approved, and the Company's credit agreement was amended to permit, the buy back of an additional $8.8 million of its Common Stock. Through September 30, 1999, the Company has reacquired a total of 2,175,316 shares of its Common Stock under these plans, including 1,247,655 shares acquired in 1999 at an average price of $6.07 per share, thus leaving $0.2 million remaining under these plans.

    In March 1999, the Company's Board of Directors approved a plan to buy back approximately 700,000 shares of its Common Stock in the open market or through negotiated transactions. The Company did not reacquire any shares of its Common Stock under these plans during the quarter ended September 30, 1999.

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

    The Company is utilizing both internal and external resources to identify, correct, and test its applications for Year 2000 compliance. Substantially all of the Company's critical information systems are now Year 2000 compliant as a result of the implementation of a new core business system. This implementation is substantially complete in the United States. For those systems not being replaced and locations where the implementation will not be completed before December 31, 1999, existing non-Year 2000 compliant information systems have been, or are being, upgraded or remediated to be compliant. The Company expects that all critical applications will be Year 2000 compliant prior to the end of the 1999 calendar year.

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

    The Company has also completed an assessment of the Year 2000 compliance status of substantially all of its information technology and non-information technology equipment, and does not anticipate that any will require upgrade or replacement in order to accurately process information containing dates beginning in the Year 2000.

    Testing, remediation and replacement of the Company's critical applications are anticipated to cost approximately $5.0 million from inception in calendar year 1997 through substantial completion in calendar year 1999, of which approximately $2.8 million is expected to be capitalized. Of these costs, approximately
$3.5 million was incurred through the second quarter 1999, with most of the remaining $1.5 million expected to be incurred during the remainder of 1999. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

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

    As part of its Year 2000 project, the Company is exploring alternatives and developing contingency plans to address the possibility that the Company and third parties, including local governments, with whom it has material relationships will not be Year 2000 compliant on a timely basis. Should the performance of either third parties or internal systems be affected by failure of systems to be Year 2000 compliant, the Company believes it has adequate contingency planning in place to maintain uninterrupted operations, including alternative power generation and communications systems available in work country locations and alternative suppliers identified. Critical business relationships and systems will continue to be monitored into the year 2000 for compliance problems, and additional contingency planning will be in place as required.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

    The Company's primary market risk is its exposure to changes in non-U.S. currency exchange rates. The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at September 30, 1999.

    The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 1999 due to the generally short maturities of these items. The Company invests primarily in short-term dollar denominated bank deposits, and at September 30, 1999 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. The Company has the ability and expects to hold its investment to maturity.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

    Not applicable


Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

    Not applicable


Item 3.  Defaults upon Senior Securities
-------  -------------------------------

    Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
-------  --------------------------------------------------

    Not applicable


Item 5.  Other Information
-------  -----------------

    Not applicable


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  Exhibits:

    The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

        27   Financial Data Schedule.

    (b) Reports on Form 8-K

    There were no current reports on Form 8-K filed during the three months ended September 30, 1999.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               WILLBROS GROUP, INC.


Date:   November 15, 1999      By:        /s/ Melvin F. Spreitzer
                                   -------------------------------------
                                            Melvin F. Spreitzer
                                         Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                     (Principal Financial Officer and
                                       Principal Accounting Officer)

                           EXHIBIT INDEX




    The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.



  Exhibit
  Number                             Description
-----------      --------------------------------------------------------


    27           Financial Data Schedule.