Form 10-K
period 1999-12-31
WILLBROS GROUP INC
filed 2000-03-30
CIK 895450

=============================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        ________________

                            FORM 10-K
 (Mark One)
   x     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----   SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----   SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                 Commission file number 1-11953

                      Willbros Group, Inc.
     (Exact name of registrant as specified in its charter)

    Republic of Panama                         98-0160660
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

   Securities registered pursuant to Section 12(b) of the Act:
                                       Name of each exchange
       Title of each class              on which registered
       -------------------              -------------------
   Common stock, $.05 Par Value       New York Stock Exchange
 Preferred Share Purchase Rights      New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                               -----

     As of March 22, 2000, 13,993,187 shares of the Registrant's
Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately
$70,197,697.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the Registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held May 4, 2000 are incorporated by reference into Part III of this Form 10-K.
=============================================================================

                      WILLBROS GROUP, INC.

                            FORM 10-K

                  YEAR ENDED DECEMBER 31, 1999

                        TABLE OF CONTENTS



                                                             Page
                                                             ----
                             PART I

Items 1
  and 2.   Business and Properties                             4

Item 3.    Legal Proceedings                                  25

Item 4.    Submission of Matters to a Vote of
           Security Holders                                   25

Item 4A.   Executive Officers of the Registrant               25

                             PART II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters                    28

Item 6.    Selected Financial Data                            28

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations      28

Item 7A.   Quantitative and Qualitative Disclosures
           About Market Risk                                  28

Item 8.    Financial Statements and Supplementary Data        28

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure             28

                            PART III

Item 10.   Directors and Executive Officers of the
           Registrant                                         28

Item 11.   Executive Compensation                             29

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management                              29

Item 13.   Certain Relationships and Related
           Transactions                                       29

                             PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K.                           29

Signatures                                                    32

                   Forward-Looking Statements


  This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil and gas prices and demand, expansion and other development trends of the oil and gas industry, business strategy, expansion and growth of the Company's business and operations, movement of the Tulsa, Oklahoma administrative offices to Houston, Texas, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations including the timely award of one or more projects; exceeding project cost and schedule targets; failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project; identifying and acquiring suitable acquisition targets on reasonable terms; the demand for energy diminishing; political circumstances impeding the progress of work; general economic, market or business conditions; changes in laws or regulations; the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

                             PART I


Items 1 and 2. Business and Properties

General

  Willbros Group, Inc. ("the Company") is one of the leading independent contractors serving the oil and gas industry, providing construction, engineering and specialty services to industry and government entities worldwide. The Company places particular emphasis on projects in developing countries where the Company believes its experience gives it a competitive advantage. The Company's construction services include the building and replacement of major pipelines and gathering systems, flow stations, pump stations, gas compressor stations, gas processing facilities, oil and gas production facilities, piers, dock facilities and bridges. The Company's engineering services include feasibility studies, conceptual and detailed design, field services, material procurement and overall project management. The Company's specialty services include dredging, pipe coating, pipe double jointing, removal and installation of flowlines, fabrication of piles and platforms, maintenance and repair of pipelines, stations and other facilities, pipeline rehabilitation, general oilfield services and transport of oilfield equipment, rigs and vessels. The Company's backlog was $253.1 million at December 31, 1999, compared to $286.5 million at December 31, 1998.

  The Company provides its services utilizing a large fleet of Company-owned equipment comprised of, among other things, marine vessels, barges, dredges, pipelaying equipment, heavy construction equipment, transportation equipment and camp equipment. At March 2, 2000, the Company had approximately 676 units of heavy construction equipment, 926 units of transportation equipment and 5,278 units of support equipment. The Company's equipment fleet is supported by warehouses of spare parts and tools, which are located to maximize availability and minimize cost.

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

  Over the years, Willbros has been employed by more than 400 clients to carry out work in over 50 countries. Within the past 10 years, Willbros has worked in Africa, Asia, Australia, the Middle East, North America and South America. Willbros' relatively steady base of ongoing construction, engineering and specialty services operations in Nigeria, Oman, the United States and Venezuela has been enhanced by major construction and engineering projects in Abu Dhabi, Australia, Cameroon, Colombia, Egypt, Gabon, Indonesia, Ivory Coast, Kuwait, Morocco, Nigeria, Oman, Pakistan, Russia, the United States and Venezuela.

  Representative clients (or affiliates of clients) of the Company include Royal Dutch Shell; Asamera (Overseas) Limited; Apache Cote d'lvoire; Pecten Cameroon; Bilfinger + Berger; Conoco; Chevron; Kuwait Oil Company; Abu Dhabi National Oil Company; U.S. Army; U.S. Navy; Pacific Gas & Electric; Petroleum Development Oman; Enron; El Paso Energy; Petroleos de Venezuela S.A. ("PDVSA"); Transredes; Occidental Petroleum; Duke Energy; Great Lakes Gas Transmission Company; E.N.I.; The Williams Companies; Nigerian National Petroleum Corporation ("NNPC"); and the Pak-Arab Refinery, Ltd. ("PARCO"). Private sector clients such as Royal Dutch Shell have historically accounted for the majority of the Company's revenues. Government entities and agencies, such as Kuwait Oil Company, U.S. Army, U.S. Navy, NNPC and PDVSA, have accounted for the remainder. Ten clients were responsible for 67% of the Company's total revenues in 1999 (78% in 1998 and 74% in 1997). Operating units of Royal Dutch

Shell and Duke Energy accounted for 36% and 11%, respectively, of the Company's total revenues in 1999.

  The Company is incorporated in the Republic of Panama and maintains its headquarters at Dresdner Bank Building, 50th Street, 8th Floor, Panama 5, Republic of Panama; its telephone number is (50-7) 263-9282. Administrative services for the Company are provided by Willbros USA, Inc., which is located at 600 Willbros Place, 2431 East 61st Street, Tulsa, Oklahoma 74136-1267; its telephone number is (918) 748-7000.


Current Market Conditions

  The world's economies have begun their recovery following the downturn of 1997-98. That fact, along with the recent run-up in oil prices, suggests that many significant development projects and energy infrastructure projects will now likely proceed, including a number of projects in emerging markets which were put on hold over the past two to three years. These projects include natural gas, crude oil and petroleum products, pipeline systems, LNG projects and ancillary projects. Industry sources estimate that worldwide pipeline construction expenditures will be approximately $17.6 billion for projects completed in 2000 and another $30.2 billion for projects planned to begin during 2000 and be completed in 2001 or later.

  The Company believes that certain of these projects will meet its bidding criteria, and that the Company's worldwide pipeline construction, engineering and specialty services experience place it in an advantageous position to compete for such projects. The Company currently has a number of significant bids outstanding with respect to potential contract awards in Algeria, Bolivia, Cameroon, Chad, Egypt, Ghana, Indonesia, Ivory Coast, Nigeria, Oman, the United States and Venezuela. The Company is currently preparing bids with respect to potential contract awards in Australia, Indonesia, Nigeria, Oman, the United States and Venezuela. Finally, the Company expects to prepare and submit bids with respect to certain other potential construction and engineering projects in Africa, Asia, Australia, the Middle East, North America and South America during 2000.

  Over the long term, the Company believes several factors influencing the global energy market have led to and will continue to result in increased activity across its types of service. The factors leading to higher levels of energy-related capital expenditures include (a) rising global energy demand resulting from economic growth in developing countries, (b) the privatization of certain state-controlled oil and gas companies, and (c) the need for larger oil and gas transportation infrastructures in a number of developing countries.


Business Strategy

  The Company seeks to maximize stockholder value through its business strategy. The core elements of this strategy are to concentrate on projects and prospects in areas where it can be most competitive and obtain the highest profit margins, pursue engineer-procure-construct contracts with a renewed vigor because they can often yield higher profit margins than construction-only contract, focus on performance and project execution in order to maximize the profit potential on each contract awarded, maintain its commitment to safety and quality, develop alliances with companies who will enhance its capability and competitiveness in markets throughout the world and pursue growth through expansion, mergers, acquisitions and equity investments while maintaining a strong balance sheet.

  In pursuing this strategy, the Company relies on (a) the competitive advantage gained from its experience in completing logistically complex and technically difficult projects in remote areas with difficult terrain and harsh climatic conditions, and
(b) its experienced multinational work force of approximately 2,030 employees, of whom more than 80 percent are citizens of the respective countries in which they work.

  The Company continues to invest in its employees to ensure that they have the training and tools needed to be successful in today's challenging environment. For example, during the recent business cycle downturn, the Company converted all of its worldwide information systems to a new, fully integrated enterprise system that will increase efficiency, standardize the way operations are managed throughout the world and make it easier for company personnel to adapt quickly to a change of locations.

  The Company's short-term strategy during this cycle has been to
(a) reduce operating and overhead costs to a level that is justified by expected revenues, (b) evaluate and consider closing operations or offices in work countries where expected returns have not materialized, and (c) identify and sell surplus equipment. The Company's long-term strategies, summarized below, remain unchanged.

  Geographic Expansion.   The Company's objective is to maintain
and enhance its presence in regions where it has developed a strong base of operations, such as Africa, Asia, the Middle East, North America and South America, by capitalizing on its local experience, established contacts with local customers and suppliers, and familiarity with local working conditions. In addition, the Company seeks to establish a presence in other strategically important areas, such as Algeria, Bolivia, Cameroon, and Chad, as well as certain other selected areas in South America and Asia. In pursuing this strategy, the Company seeks to identify a limited number of long-term niche markets in which the Company can outperform the competition and establish an advantageous position.

  Strategic Alliances.   The Company seeks to establish strategic
alliances with companies whose resources, skills and strategies are complementary to and are likely to enhance the Company's business opportunities, including the formation of joint ventures and consortia to achieve competitive advantage and share risks.
Such alliances have already been established in Argentina, Australia, Bolivia, Cameroon, Chad, Indonesia, Malaysia,
Thailand, the United States and Venezuela. As a related strategy, the Company may decide to make an equity investment in a project in order to enhance its competitive position and/or maximize project returns. In 1998, this strategy led to the Company's Venezuelan subsidiary taking a 10 percent equity stake in a 16-year contract to operate, maintain and refurbish water injection facilities in Lake Maracaibo, Venezuela.

  Acquisitions.   The Company seeks to identify, evaluate and
acquire companies that offer growth opportunities and the ability to complement the Company's resources and capabilities. Consistent with this strategy, in 1994 the Company acquired Construcciones Acuaticas Mundiales, S.A. ("CAMSA"). CAMSA operates in Venezuela and, in addition to performing onshore construction and specialty services, possesses expertise in marine construction and the fabrication and installation of concrete piles and platforms for offshore projects. Further to this strategy, in 1997 the Company entered into a new credit agreement, a substantial portion of which can be used for acquisitions. In January 2000, the Company acquired Rogers & Phillips, Inc. (RPI), a closely held pipeline construction company in Houston, Texas with an experienced management team and a strong market position in the Gulf Coast area.

  Quality Improvements.   The Company's quality program enhances
the Company's ability to meet the specific requirements of its customers through continuous improvement of all its business processes, while at the same time improving competitiveness and profitability. ISO 9000, an internationally recognized verification system for quality management, has in recent years been made a criterion for prequalification of contractors by certain clients and potential clients, and this trend is expected to continue. The certification process involves a rigorous review and audit of the Company's management processes and quality control procedures. Four of the Company's key operating subsidiaries currently have ISO 9000 certification.

  Conservative Financial Management.   The Company emphasizes the
maintenance of a conservative balance sheet in order to finance the development and growth of its business. The Company also seeks to obtain contracts that are likely to result in recurring revenues in order to partially mitigate the cyclical nature of its construction and engineering businesses. For example, the Company generally seeks to obtain specialty services contracts of more than one year in duration. Additionally, the Company acts to minimize its exposure to currency fluctuations through the use of U.S. dollar-denominated contracts whenever possible, by limiting payments in local currency to approximately the amount of local currency expenses, and otherwise by engaging in hedging activities such as purchasing foreign currency forward contracts. The Company had no forward contracts at December 31, 1999.


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

  In 1975, Williams elected to discontinue its pipeline construction activities and, in December 1975, sold substantially all of the non-U.S. assets and entities comprising its pipeline construction division to a newly formed Panama corporation (eventually renamed "Willbros Group, Inc.") owned by employees of the division. In 1979, Willbros Group, Inc. retired its debt incurred in the acquisition by selling a 60 percent equity stake to Heerema Holding Construction, Inc. ("Heerema"). In 1986, Heerema acquired the balance of Willbros Group, Inc., which then operated as a wholly owned subsidiary of Heerema until April 1992.

  In April 1992, Heerema sold Willbros Group, Inc. to a corporation formed December 31, 1991, in the Republic of Panama by members of the Company's management, certain other investors, and Heerema. Subsequently, the original Willbros Group, Inc. was dissolved into the acquiring corporation which was renamed "Willbros Group, Inc." In August 1996, the Company completed an initial public offering of Common Stock in which Heerema sold all of its shares of Common Stock; and in October 1997, the Company completed a secondary offering in which such other investors sold substantially all of their shares of Common Stock.

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

1947-48  Built the 370-mile (600-kilometer) Camiri to Sucre and
         Cochabamba crude oil pipeline in Bolivia.

1951 Completed the 400-mile (645-kilometer) western segment of the Trans-Arabian Pipeline System in Jordan, Syria and
         Lebanon.

1954-55 Built Alaska's first major pipeline system, consisting of 625 miles (1,000 kilometers) of petroleum products pipeline, housing, communications, two tank farms, five pump stations, and marine dock and loading facilities.

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

1967-68 Built the 190-mile (310-kilometer) Orito to Tumaco crude oil pipeline in Colombia, one of five Willbros crossings of the Andes Mountains, a project notable for the use of helicopters in high-altitude construction.

1969 Completed a gas gathering system and 105 miles (170 kilometers) of 42-inch trunkline for the Iranian Gas
         Trunkline Project (IGAT) in Iran to supply gas to the USSR.

1970-72 Built the Trans-Ecuadorian Pipeline, consisting of 315 miles (505 kilometers) of 20- and 26-inch pipeline, seven pump stations, four pressure-reducing stations and six storage tanks.

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

1985-86 Built a 185-mile (300-kilometer), 24-inch crude oil pipeline from Ayacucho to Covenas in Colombia.

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

1995-97 Executed two contracts in Pakistan for construction, material procurement and engineering of the MFM Pipeline
         Extension Project, which consisted of 225 miles
         (365 kilometers) of 18- and 16-inch multi-product pipeline and related facilities.

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

1998 Made a 10 percent equity investment in a consortium which was awarded a 16-year contract to build, operate and transfer water injection facilities on Lake Maracaibo in Venezuela.

1998 Acquired a multi-purpose marine construction barge to pursue shallow water pipelay, utility and maintenance opportunities in offshore West Africa.

1999 Entered Australia market through a joint venture to construct a 492-mile (792-kilometer), 18-inch gas pipeline.

2000     Acquired Rogers & Phillips, Inc.


Services Provided

  The Company operates in a single operating segment providing contract construction, engineering and specialty services to the oil and gas industry. The following table reflects the Company's contract revenue by type of service for 1999, 1998 and 1997.


                                          Year Ended December 31,
                               ----------------------------------------------
                                        1999                    1998
                               ----------------------  ----------------------
                                 Amount     Percent      Amount     Percent
                               ----------  ----------  ----------  ----------
                                        (Dollar amounts in thousands)


Construction services          $   67,690       38%    $  185,995       66%
Engineering services               70,500       40         63,258       22
Specialty services                 38,374       22         32,365       12
                               ----------  ----------  ----------  ----------

  Total                        $  176,564      100%    $  281,618      100%
                               ==========  ==========  ==========  ==========


-CONTINUED-


                                                     Year Ended December 31,
                                                     -----------------------
                                                              1997
                                                     ----------------------
                                                       Amount     Percent
                                                     ----------   ----------
                                                 (Dollar amounts in thousands)


Construction services                                $  118,277        47%
Engineering services                                     75,674        30
Specialty services                                       57,926        23
                                                     ----------   ----------

  Total                                              $  251,877       100%
                                                     ==========   ==========


 Construction Services

  The Company is one of the most experienced contractors serving the oil and gas industry. The Company's construction capabilities include the expertise to construct and replace large-diameter cross-country pipelines; to construct oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities and other related facilities; and to construct piers, docks and bridges.

  Pipeline Construction.   World demand for pipelines results
from the need to move millions of barrels of crude oil and petroleum products and billions of cubic feet of natural gas to refiners, processors and consumers each day. Pipeline construction is capital-intensive, and the Company owns, operates and maintains a fleet of specialized equipment necessary for it to engage in the pipeline construction business. The Company focuses on pipeline construction activity in remote areas and harsh climates where it believes its experience gives it a competitive advantage. Willbros believes that it has constructed more miles of pipeline than any other private sector company.

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

  Special equipment and techniques are required to construct pipelines across wetlands. From a launching station on dry land, a section of several joints of pipe, which have been welded together, may be pushed into a flooded ditch. By securing floaters to the pipe, it is possible to float the pipe. The next section is then welded to the end of the previous section, after which it is pushed into the flooded ditch. The same method can be used from a properly secured and anchored barge. Another specialized swamp pipelaying technique is to lay the pipe from a lay barge which moves along the right-of-way, laying one joint at a time; each joint is aligned and welded, and the weld non-destructively inspected and coated before being lowered in. The Company uses swamp pipelaying methods extensively in Nigeria, where most of its construction operations are carried out in the Niger River delta. In addition to primary equipment such as laybarges, dredges and swamp backhoes, the Company has a substantial investment in support vessels, including tugboats, barges, supply boats and houseboats, which are required in order to maintain a capability in swamp pipeline construction.

  Station Construction.   Oil and gas companies require various
facilities in the course of producing, processing, storing and moving oil and gas. The Company is experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. The Company is capable of building such facilities onshore, offshore or in swamp locations. The construction of station facilities, while not nearly as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options, and in countries where the importation process is difficult. Willbros' capabilities have been enhanced by its experience in dealing with such challenges in numerous countries around the world.

  Marine Construction.   The Company constructs and installs
fixed drilling and production platforms in Venezuela, primarily in Lake Maracaibo. Because of the extremely corrosive conditions, concrete, rather than steel, piling is driven deep into the lakebed to support such platforms. The Company is also capable of building bridges, docks, jetties and mooring or breasting dolphins. The Company's marine fleet includes pile driving barges, derrick barges and other vessels, which support marine construction operations. During 1998, the Company purchased a multi-purpose marine construction barge to pursue shallow water pipelay and maintenance opportunities in offshore West Africa.

 Engineering Services

  The Company provides engineering, project management and material procurement services to the oil and gas industry and government agencies. The Company specializes in providing engineering services to assist clients in constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, and field gathering and production facilities. Through experience, the Company has developed expertise in addressing the unique engineering issues involved with pipeline systems and associated facilities to be installed where climatic conditions are extreme, where areas of environmental sensitivity must be crossed, where fluids which present extreme health hazards must be transported, and where fluids which present technical challenges regarding material selection are to be transported.

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

  Environmental Impact of River Crossings.   The Company has
considerable capability in designing pipeline crossings of rivers and streams in such a way as to minimize environmental impact. The Company possesses expertise to determine the optimal crossing techniques (e.g., open cut, directionally-drilled or overhead) and to develop site-specific construction methods to minimize bank erosion, sedimentation and other environmental impacts.

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

  U.S. Government Services.   Since 1981, Willbros has
established its position with U.S. government agencies as a leading engineering contractor for jet fuel storage and aircraft fueling facilities, having performed the engineering for major projects at seven U.S. military bases including three air bases outside the U.S. The award of these projects was based largely on contractor experience and personnel qualifications.

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

  Dredging.   The Company conducts dredging operations on its own
projects and as a subcontractor to other companies. Dredging equipment is required to pump sand to establish a land location in a swamp and to excavate trenches for pipelines in swamps or offshore locations and for river crossings. Dredging equipment is also used to maintain required depth of navigation channels for barges and other watercraft. This maintenance dredging is often performed on annual or multi-year contracts. The Company owns a fleet of dredges, including cutter suction dredges and grab dredges, which are routinely used in Nigeria and can be readily deployed to other projects in the region.

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

  Pipe Double-Jointing.   Large diameter pipe for onshore
pipeline projects is normally manufactured in 40-foot (12-meter) nominal lengths (joints) to facilitate ocean transportation. On long distance, large diameter pipeline projects, it is usually economical to weld two joints into an 80-foot (24-meter) double joint at a location or locations along the pipeline route. This technique reduces the amount of field welding by 50 percent, and, because welding is often the critical operation, it may accelerate construction of the pipeline. The double-joint welds are made with a semi-automatic submerged arc welding process, which produces high quality, consistent welds at lower costs than field welding. The Company owns two transportable, self-contained double-joint plants, which can handle 24- to 48-inch diameter pipe and are used on both domestic and international projects.

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

  Marine Heavy Lift Services.   The primary equipment used for
offshore oil and gas production facilities is usually manufactured on skids at the vendor's shop and transported to the production site by ocean-going water craft. The Company owns a variety of heavy lift barges and tugs to transport such equipment from the receiving country port to the production location and to install the equipment on the platforms. Other services include marine salvage and dry-dock facilities for inland water barges.

  Transport of Dry and Liquid Cargo.   Exploration and production
operations in marine environments require logistical support services to transport a variety of liquid and dry cargo to the work sites. The Company owns and operates a diversified fleet of marine equipment to provide transportation services to support these operations in Nigeria and Venezuela.

  Rig Moves.   Derricks used for drilling oil and gas wells and
for well work-overs require heavy transportation equipment to move such equipment and tanks and storage vessels between well locations. The Company owns a fleet of heavy trucks and trailers, and provides transportation services to move rigs for clients in Oman and Venezuela.

  Maintenance and Repair Services.   The Company provides a wide
range of other services including mechanical, electrical, instrumentation, civil works, road maintenance and provision of camp services for operating personnel associated with operation and maintenance of oil and gas gathering systems and production equipment.


Geographic Regions

  The Company currently operates in the following geographic regions: Africa, Asia and Australia, the Middle East, North America and South America. The following table reflects the Company's contract revenue by geographic region for 1999, 1998 and 1997.



                                          Year Ended December 31,
                               ----------------------------------------------
                                        1999                   1998
                               ----------------------  ----------------------
                                 Amount     Percent      Amount     Percent
                               ----------  ----------  ----------  ----------
                                        (Dollar amounts in thousands)


Africa                         $   79,777      45%     $   64,180      23%
Asia and Australia                 21,979      12          32,481      12
Middle East                         8,026       5          17,806       6
North America                      42,981      24          91,801      33
South America                      23,801      14          75,350      26
                               ----------  ----------  ----------  ----------
  Total                        $  176,564     100%     $  281,618     100%
                               ==========  ==========  ==========  ==========


-CONTINUED-


                                                       Year Ended December 31,
                                                       -----------------------
                                                               1997
                                                       ----------------------
                                                         Amount     Percent
                                                       ----------  ----------
                                                 (Dollar amounts in thousands)


Africa                                                 $   75,982      30%
Asia and Australia                                         42,098      17
Middle East                                                22,846       9
North America                                              79,121      31
South America                                              31,830      13
                                                       ----------  ----------
  Total                                                $  251,877     100%
                                                       ==========  ==========

See Note 15 to the Consolidated Financial Statements on page 44 of the Company's 1999 Annual Report to Stockholders (which is incorporated by reference herein) for additional information about the Company's operations in its work countries.

 Africa

  Africa has been and will continue to be an important strategic market for the Company. The Company believes that there will be opportunities to expand its business in Africa, particularly through the development of natural gas projects. There are large, potentially exploitable reserves of natural gas in West Africa, extending from the Ivory Coast to Angola. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. The Company intends to maintain its presence in Africa and seeks to increase its share of available work. Willbros is currently monitoring or bidding major work prospects in Cameroon, Chad, Egypt, Gabon, Ghana, Ivory Coast, Nigeria and Tanzania.

  Over the past 50 years, Willbros has completed major projects in a number of African countries including Algeria, Cameroon, Egypt, Gabon, Ivory Coast, Libya, Morocco and Nigeria. The Company has management staff resident in Africa, assisted by engineers, managers and craftsmen with extensive African experience, capable of providing construction expertise, repair and maintenance services, dredging operations, pipe coating and engineering support. Strong local relationships have enabled Willbros to satisfy the varied needs of its clientele in the region.

  Willbros has had a continuous presence in Nigeria since 1962. The Company's activities in Nigeria are directed from a fully staffed operational base near Port Harcourt. This 60-acre compound includes office and living facilities, equipment and vehicle repair shops, a marine jetty and warehouses for both Company and client materials and spare parts. The Company has diversified its range of services by adding dredging and pipe coating expertise. Having diverse yet complementary capabilities has often given the Company a competitive advantage on projects that contain several distinct work elements within the project's scope of work. For example, the Company believes that it is currently the only contractor operating in the Nigerian oil and gas sector capable, on its own, of executing a pipeline construction project which requires yard coating of line pipe, installation of major water crossings, and both swamp and cross-country segments of pipeline. During 1998, the Company purchased a multi-purpose marine construction barge to further diversify its range of services by pursuing shallow water pipelay, utility and maintenance opportunities in offshore West Africa. In late 1998, the Company successfully completed an offshore project in Cameroon for the installation of decks and other production facilities on two offshore platforms and the construction of approximately five miles (7.5 kilometers) of 8-inch and 10-inch pipelines. During 1999, the vessel was deployed part of the year in offshore Nigeria, performing various services for Texaco.

  The Company's current activities in Nigeria include two major contracts for Shell: (a) to engineer, procure and construct the Nembe Creek gas gathering pipeline system, and (b) to construct four concrete barge-mounted gas compressor facilities for Shell's Nembe Creek Associated Gas project. Other ongoing activities in Nigeria are multi-year contracts with Shell to provide dredging services and swamp flowline maintenance services. In February 2000, the Company was awarded a contract valued at $13.0 million to provide engineering, procurement and construction services to install a single-point mooring and a 2-mile, 20-inch offshore pipeline.

  Elsewhere, in West Africa, the Company completed a $15 million gas pipeline construction contract in Ivory Coast in January 1999 for Apache Cote d'lvoire.

  The Company's backlog in Africa was $150.2 million at December 31, 1999, compared to $220.7 million at December 31, 1998.

 Asia and Australia

  Despite the recent economic difficulties in certain countries in the region, it appears that recovery may be underway and that Asia will eventually develop and distribute more energy resources to implement ongoing modernization programs. The relative abundance of undeveloped natural gas resources, along with environmental concerns, favor the use of natural gas for power generation and industrial and residential usage in the region assuming a stable political and economic environment that will allow projects to be financed and go forward.

  In March 1995, the Company established an office in Jakarta, Indonesia, to pursue potential major projects in Asia and Australia. In October 1995, the Company entered into a cooperation agreement with a major Japanese trading company providing for the joint development of projects in Indonesia, Malaysia and Thailand. In November 1996, the Company was awarded a $33 million contract by Asamera (Overseas) Limited to construct pipelines, flowlines and related facilities for the Corridor Block Gas Project in southern Sumatra, Indonesia. In June 1997, the Company was awarded a $22 million contract by a MW Kellogg joint venture for the construction of a gas pipeline for a LNG plant in Kalimantan, Indonesia. Despite these successes, the Company continues to evaluate maintaining a presence in the region due to the delay of new projects.

   In June 1999, Duke Energy International awarded a $100 million gas pipeline construction contract in Australia to a consortium in which a Willbros operating subsidiary has a 35 percent interest. The 18-inch pipeline will transport natural gas from
Longford, Victoria to Sydney. This project marks the Company's first construction activity in Australia, a country known for being highly competitive and for having difficult labor practices which make it difficult to maintain a high level of productivity and stay on schedule and
budget.   The Company reported a loss of $0.6 million in 1999 on
this project, and the project continues to be behind schedule and over budget.

  The Company recently completed contracts for Pak-Arab Refinery, Ltd. relating to the MFM Pipeline Extension Project in Pakistan.
The contracts included the supply of project materials, the engineering and construction of 225 miles (365 kilometers) of 18- and 16-inch petroleum products pipeline, the expansion of an existing terminal (including 267,000 barrels of storage capacity), the addition of a new terminal and pump station (including 270,000 barrels of storage), the addition of a storage terminal
(including 443,000 barrels of storage) and the design of a future pump station.

  Willbros' activities in the Commonwealth of Independent States ("C.I.S.") date back to 1976. The C.I.S. continues to be an area of interest to the Company because it contains vast reserves of oil and gas and many of the Company's clients are major oil and gas companies who are candidates to participate in the development of energy resources in the C.I.S.

  The Company is currently monitoring or bidding work prospects in Australia, Bangladesh, India, Indonesia, Malaysia, Pakistan and Papua New Guinea. The Company's backlog in Asia and Australia was $19.9 million at December 31, 1999, compared to $3.2 million at December 31, 1998.

 Middle East

  The Company believes that increased exploration and production activity in the Middle East will continue to be the primary factor influencing the construction of new energy transportation systems. The majority of future transportation projects in the region are expected to be centered around natural gas due to increased regional demand, governments' realization of gas as an important asset and an underdeveloped gas transportation infrastructure throughout the region. The Company is aggressively pursuing business opportunities throughout the Middle East and is currently bidding work or monitoring prospects in Abu Dhabi, Jordan, Kuwait, Oman, Qatar, Saudi Arabia and Yemen.

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

  Currently, the Company has ongoing operations in Oman, where Willbros has been active for more than 30 years. The Company maintains a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offers construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to its clients. In November 1999, the Company was awarded a five-year contract by Oman LNG for general maintenance services. Minimum contract revenue is expected to be $10 million over the contract term, with a potential of $25 million based on the capacity of the project organization and resources which have been put in place. Other current operations in Oman include a general oilfield services contract for Occidental of Oman and an ad hoc services contract for Petroleum Development Oman ("PDO"). Work carried out in Oman during 1999 includes pipeline construction, pipeline maintenance, mechanical services and flowline work for Occidental of Oman and PDO.

  The Company's backlog in the Middle East was $11.1 million at December 31, 1999, compared to no reportable backlog at December 31, 1998. The Company has active call out service contracts in place in Oman under which it performs work for such clients as Occidental and PDO; such contracts are not reflected in backlog.

 North America

  Willbros has provided services to the U.S. oil and gas industry for more than 80 years. The Company believes that the United States will continue to be an important market for its services. Recent deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which the Company expects will result in continued demand for its services. The demand for natural gas for industrial and power usage in the Upper Midwest and the Southeastern and Northeastern United States will also fuel the requirement to build new natural gas transportation infrastructure in the region. Supply to satisfy such market demand for natural gas will come from existing and new production in Western Canada, the Gulf of Mexico and the Canadian Atlantic offshore region. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil and gas sector. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs.

  Willbros is recognized as an industry leader in the United States for providing state-of-the-art engineering and construction services. The Company maintains a staff of experienced management, construction, engineering and support personnel in the United States. Among Willbros' significant achievements in the United States are (a) the construction of the two northernmost segments of the Trans-Alaskan Pipeline System (1974-76), which consisted of a 225-mile (365-kilometer) crude oil pipeline and a 140-mile (225-kilometer) fuel gas pipeline and
(b) a joint venture to build the All American Pipeline System (1984-86), a 1,240-mile (1,995-kilometer) heated crude oil pipeline with 23 pumping and heating stations. The Company was a construction contractor on the Pacific Gas & Electric-PGT pipeline expansion project in Oregon and the Tuscarora Gas Transmission project in Nevada and California. Since 1988, Willbros has provided engineering services for the Great Lakes Gas Transmission Company's system expansion, the Kern River Gas Transmission System, the Northwest Pipeline System expansion, the NorAm Line AC pipeline project and the Northern Border Pipeline Company's expansion project in Iowa and Illinois. During the same period, Willbros was the engineering contractor for 15 compressor stations or station expansions on behalf of six different clients in the United States. Currently, the Company is providing project management and engineering services for the following projects: ANR Pipeline Company's Gulfstream Project to transport natural gas from southern Alabama and Mississippi to markets throughout central and south Florida; CMS Gas Transmission's Guardian Project to transport natural gas from the Chicago area into Wisconsin; Southern Natural Gas Company's Southern Company Expansion Project to increase the capacity to transport natural gas in their existing system in Mississippi, Alabama and Georgia; Trans-Union Interstate Pipeline's Project to transport natural gas from Louisiana to a planned power plant in Arkansas; and El Paso Natural Gas Company's Caballero Pipeline Project to transport natural gas from producing areas in northeastern New Mexico to a connecting pipeline in the Texas panhandle.

  Willbros has also provided significant engineering services to the U.S. Government during the past 15 years, particularly in fuel storage and distribution systems and aircraft fueling facilities. Willbros performed the engineering for major projects on seven U.S. military bases, four of which were located within the United States. In 1984, Willbros was selected by the U.S. Army to act as the systems integration contractor for the Southwest Asia Petroleum Distribution Operational Project. Willbros was responsible for developing and procuring a tactical fuel distribution and storage system to support military operations worldwide. The system was successfully deployed in Saudi Arabia during Operation Desert Storm. Willbros acted as the systems integrator for this project until 1996. Currently, the Company owns and operates two fueling facilities at Ft. Bragg, North Carolina, which were constructed in 1998 by the Company. The Company will be completing a similar facility in 2000 at Twenty-nine Palms Marine Corps Base in California. The Company recently completed the engineering and construction of an airfield lighting project for the U.S. Army Corps of Engineers at an air base in Ismailia, Egypt.

  On January 24, 2000, the Company acquired Rogers & Phillips,
Inc. ("RPI"), a closely held pipeline construction company in Houston, Texas, with an experienced management team and a strong market position in the Gulf Coast area.

  The Company's backlog in North America was $30.8 million at December 31, 1999, compared to $14.8 million at December 31,
1998. An additional $13.7 million was added to backlog in January 2000 as a result of the acquisition of RPI.

 South America

  Willbros' first entry into South America was in Venezuela in 1939. Recent developments involving political changes and privatization efforts in many of the South American countries make this region especially attractive to the Company. In particular, privatization and deregulation in this region are allowing more foreign and domestic private investment in the energy sector which, until recently, had traditionally been controlled by state-owned energy companies. In Argentina, Bolivia, Brazil, Chile and Peru, gas transportation projects will continue to evolve to meet increasing demand for gas for industrial and power usage in the rapidly growing urban areas.
In Venezuela, Colombia and Ecuador, crude oil transportation systems will need to be built and upgraded so that the vast crude reserves in these countries can be efficiently exported to the world market. The Company is aggressively pursuing business opportunities throughout South America and currently bidding work or monitoring prospects in Argentina, Bolivia, Brazil, Colombia, Ecuador, Peru and Venezuela.

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

  In May 1994, in anticipation of significant opportunities in Venezuela, the Company acquired CAMSA, a Venezuelan company located in the city of Maracaibo. When acquired, CAMSA's primary expertise was marine construction and the fabrication and installation of cylindrical concrete piles and platforms for offshore projects. Since the acquisition, the Company has added onshore construction equipment to complement the marine fleet, enabling CAMSA to compete for both onshore and offshore construction projects, as well as specialty services contracts.

  The Company maintains a fully staffed facility including offices, equipment yard and dock facilities on a 15-acre waterfront site on Lake Maracaibo, with resident management personnel assigned who are responsible for estimating and tendering bids, providing construction expertise, repair and maintenance services, marine related services, engineering support and other needed services. Major clients include international oil companies such as Shell, Occidental Petroleum, Chevron and operating subsidiaries of PDVSA, including Maraven, Corpoven and Lagoven. In 1998, the Company successfully completed a contract to construct 120 miles (200 kilometers) each of 36- and 20-inch pipelines originating from the Zuata Region of the Orinoco Belt for Petrozuata, a joint venture between Conoco and Maraven. Also during 1998, a consortium in which CAMSA holds a 10 percent equity interest was awarded a 16-year contract valued at $785.0 million to operate, maintain and refurbish the Lake Maracaibo water injection program for PDVSA Gas. Current activities include fabrication and installation of concrete piles and platform fabrication and installation for the abovementioned consortium and recurring service and maintenance work for various clients.

  The Company's backlog in South America was $40.1 million at December 31, 1999, compared to $47.8 million at December 31,
1998.


Backlog

  The Company's backlog (anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured) was $253.1 million at December 31, 1999, compared to $286.5 million at December 31, 1998. The Company believes the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. It is expected that approximately $186.3 million (74%) of the backlog existing at December 31, 1999, will be recognized in revenue during 2000. Historically, a substantial amount of the Company's revenue in a given year has not been reflected in its backlog at the beginning of that year; such revenue may result from contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

  The following is a breakdown of the Company's backlog by geographic region as of December 31, 1999 and 1998:



                                        1999                   1998
                               ----------------------  ----------------------
                                 Amount     Percent      Amount     Percent
                               ----------  ----------  ----------  ----------
                                         (Dollar amounts in thousands)


     Africa                    $  150,262      59%     $  220,688      77%
     Asia and Australia            19,880       8           3,223       1
     Middle East                   11,032       5               -       -
     North America                 30,768      12          14,763       5
     South America                 41,138      16          47,799      17
                               ----------  ----------  ----------  ----------
       Total                   $  253,080     100%     $  286,473     100%
                               ==========  ==========  ==========  ==========


  The $33.4 million (12%) decrease in backlog is due mainly to work performed on the engineering, procurement and construction of the Nembe Creek AG Gathering Pipelines Project in Nigeria consisting of pipelines varying from 12 to 28 inches in diameter and 2 to 13 miles (3 to 21 kilometers) in length and five concrete barge-mounted compressor stations, on a three-year dredging contract in Nigeria, and on the construction and installation of five concrete water injection platforms in Venezuela, offset by additions for a mechanical service contract in Oman, a contract awarded to a consortium in which the Company has a 35 percent interest to construct a 492-mile (792-kilometer), 18-inch gas pipeline in Australia, and engineering service contracts in the United States.

  A substantial percentage of the Company's revenue in past years resulted from contracts entered into during that year or the immediately preceding year. The following table sets forth revenue for each of the last five years as a percentage of backlog at the beginning of each such year:


                                                      Revenue for
                                          Backlog at  Year Ended
                                          January 1   December 31   Percent
                                          ----------  -----------  ----------
                                             (Dollar amounts in thousands)


     1995                                 $   97,493  $   220,506     226%
     1996                                    139,359      197,688     142
     1997                                    108,751      251,877     231
     1998                                    135,797      281,618     207
     1999                                    286,473      176,564      61


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

  The Company has different competitors in different markets. In Nigeria, the Company competes for pipe coating work with Bredero Price (Netherlands), while its dredging competitors include Bos Kalis Westminster (Netherlands), Dredging International (Belgium), Bilfinger + Berger (Germany), Nigerian Dredging & Marine (Netherlands) and Ham Dredging (Netherlands). In Oman, competitors in oil field transport services include Desert Line, Al Ahram, Hamdam and TruckOman, all Omani companies; and in construction and the installation of flowlines and mechanical services, the Company competes with Taylor Woodrow Towell (Britain), CCC (Lebanon), Dodsal (India), Saipem (Italy), Desert Line (Oman) and Galfar (Oman). In Venezuela, competitors in marine support services include Raymond de Venezuela, Petrolago, Flag Instalaciones and Siemogas, all Venezuelan companies. In Indonesia, major competitors include Saipem (Italy), Spie-Capag (France), McConnell Dowell (Australia) and Mannesmann (Germany).

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

  All U.S. government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the client. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances within the control of Willbros. As an example, the Australian project, which is currently behind schedule and over budget, is subject to liquidated damages if the project is not complete by July 1, 2000. The Company has not been materially adversely affected by these provisions in the past.

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

  At December 31, 1999, the Company employed a multi-national work force of approximately 2,030 persons, over 80 percent of whom are citizens of the respective countries in which they work. Although the level of activity varies from year to year, Willbros has maintained an average work force of approximately 3,290 over the past five years. The minimum employment during that period has been 2,010 and the maximum 4,750. At December 31, 1999, approximately 1,210 of the Company's employees were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

  The following table sets forth an approximate breakdown of the Company's employees as of December 31, 1999:


                                                       Number of
                                                       Employees    Percent
                                                       ----------  ----------


     Nigeria                                             1,010         50%
     Oman                                                  300         15
     Venezuela                                             330         16
     Indonesia                                              20          1
     Australia                                              20          1
     U.S. Engineering                                      220         10
     U.S. Administration                                   110          5
     U.S. Construction                                      10          1
     Other Countries                                        10          1
                                                       ----------  ----------
                                                         2,030        100%
                                                       ==========  ==========


Equipment

  The Company owns and maintains a fleet of generally standardized construction, transportation and support equipment and spare parts. In 1999 and 1998, expenditures for capital equipment and spare parts were $12.2 million and $36.1 million, respectively. At December 31, 1999, the Company's net book value of property, plant, equipment and spare parts was $71.4 million. An estimated breakdown of the Company's major capital equipment at March 2, 2000, is as follows: heavy construction equipment, 676 units; transportation equipment, 926 units; and support equipment, 5,278 units. During 1999, surplus equipment with a net book value of $14.2 million was sold for approximately $20.0 million, resulting in a gain of $2.9 million after selling expenses.

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


Facilities

  The Company owns a 14-acre equipment yard/maintenance facility and an adjoining 29-acre undeveloped industrial site at Broken Arrow, Oklahoma, a short distance from Tulsa, Oklahoma. In Venezuela, the Company's offices and construction facilities are located on 15 acres of land, which it owns, on the shores of Lake Maracaibo. The Company leases all other facilities used in its operations, including corporate offices in Panama; administrative and engineering offices in Tulsa, Oklahoma, and Houston, Texas; and various office facilities, equipment sites and expatriate housing units in Abu Dhabi, England, Nigeria, Oman, Egypt, Kuwait and Indonesia. The aggregate lease payments made by the Company for its facilities were $2.3 million in 1999 and $3.3 million in 1998.


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


Political and Economic Risks; Operational Risks

  The Company has substantial operations and assets in developing countries in Africa, Asia, the Middle East and South America. Accordingly, the Company is subject to risks which ordinarily would not be expected to exist in the United States, Canada, Japan or western Europe. Some of these risks include foreign currency restrictions (such as those which existed in Venezuela until 1996), extreme exchange rate fluctuations (for example, in Venezuela and Nigeria), expropriation of assets, civil uprisings and riots, availability of suitable personnel and equipment, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. The Company's operations in developing countries may be adversely affected in the event any governmental agencies in these countries interpret laws, regulations or court decisions in a manner which might be considered inconsistent or inequitable in the United States, Canada, Japan or western Europe. The Company may be subject to unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes, or other governmental assessments, which could have a material adverse effect on the Company's results of operations for any quarter or year.

  Given the unpredictable nature of the risks described in the preceding paragraph, there can be no assurance that such risks will not result in a loss of business which could have a material adverse effect on the Company's results of operations. The Company has attempted to mitigate the risks of doing business in developing countries by separately incorporating its operations in many such countries; working with local partners in certain countries; contracting whenever possible with major international oil and gas companies; obtaining sizeable down payments or securing payment guarantees; entering into contracts providing for payment in U.S. dollars instead of the local currency whenever possible; maintaining reserves for credit losses; maintaining insurance on equipment against certain political risks and terrorism; and limiting its capital investment in each country. The Company retains local advisors to assist it in interpreting the laws, practices and customs of the countries in which the Company operates.

  From time to time, international oil companies operating in Nigeria, including Royal Dutch Shell, have expressed concern over the Nigerian government's tardiness in meeting its payment obligations and have threatened to reduce their planned investments, and/or cut production, in Nigeria. In addition, indecision by the Nigerian government over agreeing to budget expenditure plans for oil companies involved in joint ventures with the Nigerian National Petroleum Corporation may also lead these companies to curtail their planned investments in Nigeria. Any such reduction in the level of investment or production could reduce the amount of contract work awarded in Nigeria, which could have a material adverse effect on the Company and its results of operations. The Company cannot predict whether any such actions will be taken in the future and, if taken, the extent to which such actions would impact current or future prospects of the Company in Nigeria.

  During 1999, local protestors looted and vandalized a Company facility near Port Harcourt, Nigeria. Reports of similar disturbances were frequent within the country during 1999, with many of the oil production and oilfield services companies sustaining similar problems. While the disturbance interfered with the Company's operations, progress on some ongoing projects was not halted. The Nigerian government intervened and restored order in the area. The Company has successfully operated in Nigeria for the past 37 years with very favorable relationships with the local communities, and believes that order can be maintained and that it can continue to operate in the area.

  Due to the limited number of major projects worldwide, the Company may, at any one time, have a substantial portion of its resources dedicated to one country. The Company's results of operations are, therefore, susceptible to adverse events beyond its control, which may occur in a particular country in which the Company's business may be concentrated.

  The Company's operations include pipeline construction, dredging, pipeline rehabilitation services, marine support services and the operation of vessels and heavy equipment. These operations involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions, and operator or navigational error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment and suspension of operations. In locations where we perform work with equipment that is owned by others, our continued use of equipment can be subject to unexpected or arbitrary interruption or termination. The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third parties. Litigation arising from the occurrence of any of these events could result in the Company being named as a defendant in lawsuits asserting substantial claims.

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


Item 4.   Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of security holders during the fourth quarter of 1999 through the solicitation of proxies or otherwise.


Item 4A.  Executive Officers of the Registrant

  The following table sets forth certain information regarding the executive officers and key personnel of the Company.
Officers are elected annually by, and serve at the discretion of, the Board of Directors.

Name                  Age                Position
----                  ---   ------------------------------------------------
Larry J. Bump         60    Director, Chairman of the Board of Directors
                            and Chief Executive Officer

Michael F. Curran     59    Director,  Vice Chairman of the Board of
                            Directors, President and Chief Operating Officer

Melvin F. Spreitzer   61    Director, Executive Vice President, Chief
                            Financial Officer and Treasurer

James R. Beasley      57    President of Willbros Engineers, Inc.

John N. Hove          52    General Counsel and Secretary

William R. Phillips   49    President and Chief Executive
                            Officer of Rogers & Phillips, Inc.

David L. Kavanaugh    52    Senior Vice President of Willbros
                            International, Inc.

Name                  Age                Position
----                  ---   -----------------------------------------------

Joel M. Gall          51    Vice President of Willbros International, Inc.

Arthur J. West        56    Vice President of Willbros International, Inc.

Adrian P. Wright      53    Vice President of Willbros International, Inc.

Lance H. Foster       41    President of Willbros Energy Services Company

Carlos A. Atik        36    General Manager of Willbros Construction &
                            Engineering-Egypt, LLC

Monica M. Bagguley    59    Director of Willbros (Overseas) Limited

Latif A. Razek        59    General Manager of The Oman Construction
                            Company, LLC

G. Patrick Riga       44    General Manager of Constructora CAMSA, C.A.

J. K. Tillery         41    Managing Director of Willbros (Nigeria)
                            Limited

  Larry J. Bump joined Willbros in 1977 as President and Chief Operating Officer and was elected to the Board of Directors. He was named Chief Executive Officer in 1980 and elected Chairman of the Board of Directors in 1981. His forty-year career includes significant U.S. and international management experience. Prior to joining Willbros, he managed major international projects in North Africa and the Middle East, and was Chief Executive Officer of a major international pipeline construction company. From 1985 until mid-1988, he also served as Chief Executive Officer of a major international marine engineering and construction company, which at that time was the controlling shareholder of Willbros.

  Michael F. Curran joined Willbros in 2000 as a Director, Vice Chairman of the Board of Directors, President and Chief Operating Officer. Mr. Curran has over 35 years of diversified experience of pipeline construction around the world, including 30 years as President and Chief Executive Officer of various pipeline construction firms.

  Melvin F. Spreitzer joined Willbros in 1974 as Controller and was elected Vice President of Finance in 1978. He was elected
Executive Vice President, Chief Financial Officer and Treasurer in 1987, and a Director in 1992. He has over 43 years of experience in corporate finance and public accounting.

  James R. Beasley joined Willbros in 1981 when Willbros
Engineers, Inc. ("WEI") was acquired.  He was elected Vice
President of WEI in 1981, Senior Vice President and General
Manager of WEI in 1982 and President of WEI in 1986. Mr. Beasley has more than 29 years of experience in pipeline engineering and operations.

  John N. Hove became General Counsel of Willbros in 1991. He was elected Secretary of Willbros in 1996. He has more than 28 years of experience as a lawyer and has provided legal assistance to Willbros since 1973. Prior to 1991, he was a shareholder in a law firm in Tulsa, Oklahoma, where he concentrated his practice on international business transactions.

  William R. Phillips joined Willbros in 2000 when Rogers & Phillips, Inc. ("RPI") was acquired. He was elected Vice President of RPI in 1992, and President and Chief Executive Officer of RPI in 1997. Mr. Phillips has more than 26 years of experience in pipeline construction.

  David L. Kavanaugh joined Willbros in 1977 as an engineer assigned to Saudi Arabia. From 1979 until 1988, he served as Project Engineer and Project Manager in Nigeria. From 1988 to 1991, he managed construction projects in Gabon and Colombia. In 1991, he was elected Vice President of

Willbros International, Inc. ("WII"), and in 1995 he was promoted to Senior Vice President of operations and business development for WII. Mr. Kavanaugh has over 29 years of pipeline construction experience.

  Joel M. Gall joined Willbros in 1978 as an Office Manager in the Middle East. He was transferred to Nigeria in 1979 where he served as Administrative Manager, General Manager and Managing Director until 1991 when he was elected Vice President of WII. Since 1994, he has been responsible for business development activities in Southeast Asia and Australia. Mr. Gall has over 28 years of experience in the international pipeline construction industry.

  Arthur J. West joined Willbros in 1962 in North Africa. In 1988, he became Vice President of Willbros Middle East, Inc. ("WMEI") and, in 1992, he was elected Vice President of WII and became responsible for business development and operations for WMEI in the Middle East. Mr. West has over 34 years of experience in pipeline construction in the areas of administrative and project management.

  Adrian P. Wright joined Willbros in 1973 as an engineer assigned to Algeria. From 1974 until 1982, he served as Project Engineer and Project Manager in Nigeria. From 1982 to 1992, he served as Project Manager in Oman, Colombia and the United States. In 1992, Mr. Wright was elected Vice President of WII, and he is currently responsible for WII's estimating and technical services. Mr. Wright has over 33 years of experience in the construction industry.

  Lance H. Foster was employed by WEI from 1990 to 1992 as a Design Engineer and Project Engineer. He was Manager of Engineering for EVI Cherrington Environmental from 1992 to 1993, Project Manager for WEI from 1993 to 1994 and Manager of Pipeline Construction for ARB, Incorporated from 1994 to 1996. He subsequently joined Willbros USA, Inc. as an estimator/project manager in 1996, was promoted to Vice President of Willbros Energy Services Company in January 1998, and promoted to President of WESCO in 2000. Mr. Foster has over 22 years of experience in pipeline construction in the areas of estimating, planning, administration, and management.

  Carlos A. Atik joined Willbros in 1991 as an assistant Project Manager in Egypt. He assumed the duties of Project Manager in 1992 and continued in that role until 1995 when he was named General Manager of Willbros Construction & Engineering-Egypt, LLC. Mr. Atik has over 15 years of engineering and construction experience in Africa and the Middle East.

  Monica M. Bagguley joined Willbros (Overseas) Limited ("WOL") in 1974. Since 1985, she has served as Director of Personnel and Purchasing for WOL. Ms. Bagguley has over 24 years of experience in international personnel management and project procurement.

  Latif A. Razek joined Willbros in 1973 and was promoted to General Manager of The Oman Construction Company, L.L.C. in 1999.
He has over 27 years of experience in the pipeline construction industry.

  G. Patrick Riga joined Willbros in 1981 in Oman as a warehouseman. From 1985 to 1988, he served in administrative capacities in Colombia and Ecuador. From 1989 until 1994, he was employed by HDI, a horizontal drilling company. He rejoined the Company in 1994 as Assistant General Manager in Venezuela and, in 1995, was promoted to General Manager of Constructora CAMSA, C.A. Mr. Riga has over 21 years of experience in the pipeline industry, including operations, quality control and administrative management.

  J. K. Tillery joined Willbros in 1983 as a field engineer. He has over 19 years of experience as an Engineer and Project
Manager working in both U.S. and international pipeline construction. In 1995, he was named Managing Director of Willbros (Nigeria) Limited.

                             PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

  The information required by this Item is incorporated by reference from (a) the section on page 48 of the Company's 1999 Annual Report to Stockholders entitled "Common Stock Information and Dividend Policy" and (b) the section on pages 27 and 28 of the Company's 1999 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Structure, Liquidity and Capital Resources."


Item 6.   Selected Financial Data

  The information required by this Item is incorporated by reference from page 21 of the Company's 1999 Annual Report to Stockholders.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

  The information required by this Item is incorporated by reference from pages 22 through 28 of the Company's 1999 Annual
Report to Stockholders.


Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk

  The information required by this Item is incorporated by reference from page 28 of the Company's 1999 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Risk Management."


Item 8.   Financial Statements and Supplementary Data

  The information required by this Item is incorporated by reference from pages 29 through 47 of the Company's 1999 Annual
Report to Stockholders.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

  None.

                            PART III


Item 10.  Directors and Executive Officers of the Registrant

  The information required by this Item with respect to the Company's directors is incorporated by reference from the sections of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item with respect to the Company's executive officers appears in Item 4A of Part I of this Form 10-K.

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

  The financial statements of the Company and its subsidiaries and report of independent auditors listed below are incorporated by reference from the following pages of the Company's 1999
Annual Report to Stockholders:



                                                           1999
                                                       Annual Report
                                                          Page(s)
                                                      ---------------


  Report of Independent Auditors                            29
  Consolidated Balance Sheets as of
   December 31, 1999 and 1998                               30
  Consolidated Statements of Operations for the
   years ended December 31, 1999, 1998 and 1997             31
  Consolidated Statements of Stockholders' Equity for
   the years ended December 31, 1999, 1998 and 1997         32
  Consolidated Statements of Cash Flows for the
   years ended December 31, 1999, 1998 and 1997             33
  Notes to Consolidated Financial Statements               34-47


                                                           1999
                                                         Form 10-K
                                                          Page(s)
                                                      ---------------

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

4.1 Form of stock certificate for the Company's Common Stock, par value $.05 per share (Filed as Exhibit 4 to the S-1 Registration Statement).

4.2 Rights Agreement, dated April 1, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated April 9, 1999).

4.3 Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (Filed as Exhibit 3 to the Company's report on Form 10-Q for the quarter ended
       March 31, 1999, filed May 17, 1999).

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

10.5*  Form  of Indemnification Agreement between the Company
       and   its  officers  (Filed  as  Exhibit  10.7  to  the
       S-1 Registration Statement).

10.6* Form of Indemnification Agreement between the Company and its directors (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.7*  Willbros Group, Inc. 1996 Stock Plan (Filed as
       Exhibit 10.8 to the S-1 Registration Statement).

10.8*  Amendment Number 1 to Willbros Group, Inc. 1996  Stock
       Plan dated February 24, 1999 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.9*  Form  of  Incentive Stock Option Agreement  under  the
       Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to the 1996 Form 10-K).

10.10* Form of Non-Qualified Stock Option Agreement under the
       Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.11* Willbros  Group, Inc. Director Stock  Plan  (Filed  as
       Exhibit 10.9 to the S-1 Registration Statement).

10.12* Willbros USA, Inc. Executive Benefit Restoration  Plan
       (Filed as Exhibit 10.10 to the S-1 Registration Statement).

10.13* Form  of  Secured Promissory Note under  the  Willbros
       International, Inc. and Willbros USA, Inc. 1995 Management Personnel Non-Qualified Stock Ownership Plans (Filed as
       Exhibit 10.11 to the S-1 Registration Statement).

10.14* Form  of  Secured Promissory Note under  the  Willbros
       International, Inc. and Willbros USA, Inc. 1992 Employee Non-Qualified Stock Ownership Plans (Filed as Exhibit 10.12 to the S-1 Registration Statement).

10.15 Registration Rights Agreement dated April 9, 1992, between the Company and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P.,
       Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.16* Willbros  Group, Inc. Severance Plan dated January  1, 1999
       (Filed as Exhibit 10.22 to the Company's report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999 (the "1998 Form 10-K")).

10.17* Separation Agreement and Release dated March 31, 1999, by and between Willbros USA, Inc. and M. Kieth Phillips (Filed as Exhibit 10.23 to the 1998 Form 10-K).

10.18* Consulting Services Agreement dated April 1, 1999, by and between Willbros International, Inc. and M. Kieth Phillips (Filed as Exhibit 10.24 to the 1998 Form 10-K).

10.19  First  Amendment to Credit Agreement  dated  April  2,
       1998, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.25 to the 1998 Form 10-K).

10.20  Second Amendment to Credit Agreement dated October  1,
       1998, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.26 to the 1998 Form 10-K).

13.    Portions   of   the  Company's  1999  Annual   Report   to
       Stockholders.

21.    Subsidiaries of the Company.

23.    Consent of KPMG Peat Marwick.

27.    Financial Data Schedule.

------------------
* Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1999.

                           SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WILLBROS GROUP, INC.


Date: March 30, 2000           By:  /s/  Larry J. Bump
                                    ----------------------------------
                                    Larry J. Bump
                                    Chairman of the Board and
                                    Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                   Title                          Date
----------                  -----                          ----

/s/  Larry J. Bump          Director, Chairman             March 30, 2000
--------------------------  of the Board and Chief
Larry J. Bump               Executive Officer (Principal
                            Executive Officer)


/s/  Michael F. Curran      Director, Vice Chairman of     March 30, 2000
--------------------------  the Board, President and
Michael F. Curran           Chief Operating Officer


/s/  Melvin F. Spreitzer    Director, Executive            March 30, 2000
--------------------------  Vice President,
Melvin F. Spreitzer         Chief Financial Officer
                            and Treasurer
                            (Principal Financial
                            Officer and Principal
                            Accounting Officer)


/s/  Guy E. Waldvogel       Director                       March 30, 2000
--------------------------
Guy E. Waldvogel


/s/  Peter A. Leidel        Director                       March 30, 2000
--------------------------
Peter A. Leidel


/s/  John H. Williams       Director                       March 30, 2000
--------------------------
John H. Williams


/s/  Michael J. Pink        Director                       March 30, 2000
--------------------------
Michael J. Pink


/s/  James B. Taylor, Jr.   Director                       March 30, 2000
--------------------------
James B. Taylor, Jr.

                INDEPENDENT AUDITORS' REPORT ON
           CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



The Stockholders and Board of Directors
Willbros Group, Inc.:

  The audits referred to in our report dated February 11, 2000 included the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 1999. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   KPMG


Panama City, Panama
February 11, 2000

                      WILLBROS GROUP, INC.
  SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                         (In thousands)



                                                               Charged
                                                              (Credited)
                                                  Balance at   to Costs
                                                  Beginning      and
    Year Ended              Description            of Year     Expenses
    ----------        -----------------------     ----------  -----------


December 31, 1997     Allowance for bad debts     $    1,119  $        (8)

December 31, 1998     Allowance for bad debts     $    1,001  $        72

December 31, 1999     Allowance for bad debts     $      988  $       573


-CONTINUED-


                                                    Charge      Balance
                                                   Offs and     at End
    Year Ended              Description             Other       of Year
    ----------        -----------------------     ----------  -----------


December 31, 1997     Allowance for bad debts     $     (110) $     1,001

December 31, 1998     Allowance for bad debts     $      (85) $       988

December 31, 1999     Allowance for bad debts     $     (294) $     1,267







                        INDEX TO EXHIBITS

  The following documents are included as exhibits to this Form 10-K.
Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number                      Description
------                      -----------

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

4.1 Form of stock certificate for the Company's Common Stock, par value $.05 per share (Filed as Exhibit 4 to the S-1 Registration Statement).

4.2 Rights Agreement, dated April 1, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights
        Agent  (Filed  as  an Exhibit to the Company's  Registration
        Statement on Form 8-A, dated April 9, 1999).

4.3     Certificate  of Designation of Series A Junior Participating
        Preferred Stock of the Company (Filed as Exhibit  3  to  the
        Company's  report on Form 10-Q for the quarter  ended
        March 31, 1999, filed May 17, 1999).

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

10.5*   Form  of Indemnification Agreement between the Company
        and   its  officers  (Filed  as  Exhibit  10.7  to  the
        S-1 Registration Statement).

10.6* Form of Indemnification Agreement between the Company and its directors (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.7* Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.8 to the S-1 Registration Statement).

10.8*   Amendment Number 1 to Willbros Group, Inc. 1996  Stock
        Plan  dated  February 24, 1999 (Filed as Exhibit  A  to  the
        Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.9*   Form  of  Incentive Stock Option Agreement  under  the
        Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to the 1996 Form 10-K).






10.10* Form of Non-Qualified Stock Option Agreement under the
       Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.11* Willbros  Group, Inc. Director Stock  Plan  (Filed  as
       Exhibit 10.9 to the S-1 Registration Statement).

10.12* Willbros USA, Inc. Executive Benefit Restoration  Plan
       (Filed as Exhibit 10.10 to the S-1 Registration Statement).

10.13* Form  of  Secured Promissory Note under  the  Willbros
       International,  Inc. and Willbros USA, Inc. 1995  Management
       Personnel  Non-Qualified  Stock Ownership  Plans  (Filed  as
       Exhibit 10.11 to the S-1 Registration Statement).

10.14* Form  of  Secured Promissory Note under  the  Willbros
       International, Inc. and Willbros USA, Inc. 1992 Employee Non-
       Qualified Stock Ownership Plans (Filed as Exhibit 10.12 to the S-1 Registration Statement).

10.15  Registration  Rights Agreement dated  April  9,  1992, between the Company and Heerema Holding Construction,  Inc.,
       Yorktown  Energy Partners, L.P., Concord Partners II,  L.P.,
       Concord   Partners   Japan   Limited   and   certain   other
       stockholders of the Company (Filed as Exhibit 10.13  to  the
       S-1 Registration Statement).

10.16* Willbros  Group, Inc. Severance Plan dated January  1,
       1999 (Filed as Exhibit 10.22 to the Company's report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999 (the "1998 Form 10-K")).

10.17* Separation Agreement and Release dated March 31, 1999, by and between Willbros USA, Inc. and M. Kieth Phillips
       (Filed as Exhibit 10.23 to the 1998 Form 10-K).

10.18* Consulting Services Agreement dated April 1, 1999, by and between Willbros International, Inc. and M. Kieth
       Phillips (Filed as Exhibit 10.24 to the 1998 Form 10-K).

10.19  First  Amendment to Credit Agreement  dated  April  2,
       1998,   by   and  among  the  Company,  certain   designated
       subsidiaries, Credit Lyonnais New York Branch, as  co-agent, certain  financial institutions, and ABN AMRO Bank N.V.,  as agent (Filed as Exhibit 10.25 to the 1998 Form 10-K).

10.20  Second Amendment to Credit Agreement dated October  1,
       1998,   by   and  among  the  Company,  certain   designated
       subsidiaries, Credit Lyonnais New York Branch, as  co-agent, certain  financial institutions, and ABN AMRO Bank N.V.,  as agent (Filed as Exhibit 10.26 to the 1998 Form 10-K).

13.    Portions   of   the  Company's  1999  Annual   Report   to
       Stockholders.

21.    Subsidiaries of the Company.

23.    Consent of KPMG Peat Marwick.

27.    Financial Data Schedule.


