Form 10-Q
period 2000-03-31
WILLBROS GROUP INC
filed 2000-05-15
CIK 895450

=============================================================================

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                        ------------------

                             FORM 10-Q

(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ] SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

                                OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[   ] SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                        ------------  -------------

                  Commission file number 1-11953


                       Willbros Group, Inc.
      (Exact name of registrant as specified in its charter)


      Republic of Panama                       98-0160660
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


                           NOT APPLICABLE
----------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes [ X ]   No [   ]

    The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of May 8, 2000 was 13,999,031.

=============================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)


                                                      March 31,  December 31,
                                                        2000         1999
                                                     ----------  ------------
                                ASSETS


Current assets:
   Cash and cash equivalents                         $    4,790   $    7,806
   Accounts receivable                                   67,740       50,569
   Contract cost and recognized income
    not yet billed                                       16,787       13,082
   Prepaid expenses                                       6,426        4,189
                                                     ----------   ----------
      Total current assets                               95,743       75,646

Spare parts, net                                          6,483        6,581
Property, plant and equipment, net                       65,859       64,813
Other assets                                              8,455        6,113
                                                     ----------   ----------
      Total assets                                   $  176,540   $  153,153
                                                     ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                     $      979   $      481
   Accounts payable and accrued liabilities              58,872       35,254
   Accrued income taxes                                   4,607        4,683
   Contract billings in excess of cost and
    recognized income                                     3,045        9,427
   Current maturities of long-term debt                     233            -
                                                     ----------   ----------
      Total current liabilities                          67,736       49,845

Long-term debt                                           21,274       15,500
Other liabilities                                         7,444        7,381
                                                     ----------   ----------
      Total liabilities                                  96,454       72,726

Stockholders' equity:
   Class A Preferred Stock, par value $.01 per
    share, 1,000,000 shares authorized, none issued           -            -
   Common stock, par value $.05 per share,
    35,000,000 shares authorized;
    15,134,606 shares issued at March 31, 2000
    (15,123,453 at December 31, 1999)                       757          756
   Capital in excess of par value                        67,988       67,927
   Retained earnings                                     21,803       29,896
   Treasury stock at cost, 1,140,371 shares at
    March 31, 2000 (2,175,371 shares at
    December 31, 1999)                                   (8,474)     (16,164)
   Notes receivable for stock purchases                    (307)        (307)
   Accumulated other comprehensive income (loss)         (1,681)      (1,681)
                                                     ----------   ----------
      Total stockholders' equity                         80,086       80,427
                                                     ----------   ----------
      Total liabilities and stockholders' equity     $  176,540   $  153,153
                                                     ==========   ==========

    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except share and per share amounts)
                             (Unaudited)



                                                            Three Months
                                                           Ended March 31,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------


Contract revenues                                      $   78,773  $   28,479

Operating expenses:
   Contract                                                70,318      24,167
   Depreciation and amortization                            5,289       5,292
   General and administrative                               7,555       7,594
                                                       ----------  ----------
                                                           83,162      37,053
                                                       ----------  ----------
      Operating loss                                       (4,389)     (8,574)

Other income (expense):
   Interest - net                                             (58)        218
   Minority interest                                         (332)       (164)
   Other - net                                                156       1,874
                                                       ----------  ----------
                                                             (234)      1,928
                                                       ----------  ----------
      Loss before income taxes                             (4,623)     (6,646)

Provision for income taxes                                  1,291         469
                                                       ----------  ----------
      Net loss                                         $   (5,914) $   (7,115)
                                                       ==========  ==========

Earnings (loss) per common share:

   Basic                                               $     (.42) $     (.53)
                                                       ==========  ==========

   Diluted                                             $     (.42) $     (.53)
                                                       ==========  ==========

Weighted average number of common shares outstanding:

   Basic                                               13,990,054  13,319,240
                                                       ==========  ==========

   Diluted                                             13,990,054  13,319,240
                                                       ==========  ==========


    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)
                             (Unaudited)





                                                         Capital
                                    Common Stock        in Excess
                               ----------------------    of Par     Retained
                                 Shares    Par Value      Value     Earnings
                               ----------  ----------  ----------  ----------


Balance,
 January 1, 2000               15,123,453  $      756  $   67,927  $   29,896

 Comprehensive
  income (loss):
   Net loss                             -           -           -      (5,914)

 Issuance of treasury
  stock in acquisition                  -           -           -      (2,179)

 Issuance of common
  stock under
  employee
  benefit plan                     11,153           1          61           -
                               ----------  ----------  ----------  ----------

Balance,
 March 31, 2000                15,134,606  $      757  $   67,988  $   21,803
                               ==========  ==========  ==========  ==========


-CONTINUED-




                                                       Accumulated
                                             Notes        Other
                                           Receivable    Compre-     Total
                                              for        hensive     Stock-
                                Treasury     Stock       Income     holders'
                                 Stock     Purchases     (Loss)      Equity
                               ----------  ----------  ----------  ----------

Balance,
 January 1, 2000               $  (16,164) $     (307) $   (1,681) $   80,427

 Comprehensive
  income (loss):
   Net loss                             -           -           -      (5,914)

 Issuance of treasury
  stock in acquisition              7,690           -           -       5,511

 Issuance of common
  stock under
  employee
  benefit plan                          -           -           -          62
                               ----------  ----------  ----------  ----------

Balance,
 March 31, 2000                $   (8,474) $     (307) $   (1,681) $   80,086
                               ==========  ==========  ==========  ==========


    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)



                                                            Three Months
                                                           Ended March 31,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------


Cash flows from operating activities:
   Net loss                                            $   (5,914) $   (7,115)
   Reconciliation of net loss to cash provided
    by (used in) operating activities:
     Depreciation and amortization                          5,289       5,292
     Loss (gain) on sales and retirements of
      property and equipment                                  134      (1,827)
     Changes in operating assets and liabilities:
       Accounts receivable                                (14,686)    (12,491)
       Contract cost and recognized income
        not yet billed                                     (3,327)      7,606
       Prepaid expenses and other assets                   (2,524)     (2,142)
       Accounts payable and accrued liabilities            21,147      (1,281)
       Accrued income taxes                                   (76)     (1,130)
       Contract billings in excess of cost and
        recognized income                                  (6,450)     32,083
       Other liabilities                                       63         243
                                                       ----------  ----------
          Cash provided by (used in) operating
           activities                                      (6,344)     19,238

Cash flows from investing activities:
   Purchase of Rogers and Phillips, Inc.,
    net of cash acquired                                      179           -
   Proceeds from sales of property and equipment                -       5,164
   Purchase of property and equipment                      (1,130)     (1,156)
   Purchase of spare parts                                 (1,699)     (1,111)
                                                       ----------  ----------
          Cash provided by (used in) investing
           activities                                      (2,650)      2,897

Cash flows from financing activities:
   Proceeds from long-term debt                            11,000           -
   Proceeds from notes payable                                979           -
   Proceeds from common stock                                  62          99
   Repayments of long-term debt                            (5,582)          -
   Repayment of notes payable to banks                       (481)       (525)
   Purchase of treasury stock                                   -      (7,574)
   Collection of notes receivable for
    stock purchases                                             -          22
   Repayment of notes payable to
    former shareholders                                         -        (116)
                                                       ----------  ----------
          Cash provided by (used in)
           financing activities                             5,978      (8,094)
                                                       ----------  ----------
Cash provided by (used in) all activities                  (3,016)     14,041

Cash and cash equivalents, beginning of period              7,806       8,247
                                                       ----------  ----------
Cash and cash equivalents, end of period               $    4,790  $   22,288
                                                       ==========  ==========


    See accompanying notes to condensed consolidated financial statements.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


1. Basis of Presentation

   The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2000, and for all interim periods presented. All adjustments are normal recurring accruals.

   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000, are not necessarily indicative of the operating results to be achieved for the full year.

2. Foreign Exchange Risk

   The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The unrealized gains or losses on financial instruments used to hedge currency risk are deferred and recognized when realized as an adjustment to contract revenue. The Company has no financial instruments to hedge currency risk at March 31, 2000.

3. Earnings Per Share

   Basic and diluted earnings per common share for the three months ended March 31, 2000 and 1999, are computed as follows:


                                                          2000        1999
                                                       ----------  ----------


     Net income (loss) applicable to common shares     $   (5,914) $   (7,115)
                                                       ==========  ==========

     Weighted average number of common shares out-
      standing for basic earnings per share            13,990,054  13,319,240

     Effect of dilutive potential common shares
      from stock options                                        -           -
                                                       ----------  ----------

     Weighted average number of common shares out-
      standing for diluted earnings per share          13,990,054  13,319,240
                                                       ==========  ==========

     Earnings (loss) per common share:

       Basic                                           $     (.42) $     (.53)
                                                       ==========  ==========

       Diluted                                         $     (.42) $     (.53)
                                                       ==========  ==========


                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


3.  Earnings Per Share (continued)

    At March 31, 2000, there were 1,651,550 potential common shares excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect.

4. Comprehensive Income

   Comprehensive income for the Company includes net income and foreign currency translation adjustments which are charged or credited to the cumulative foreign currency translation adjustment account within stockholders' equity. There were no related tax effects associated with the Company's calculation of comprehensive income. Comprehensive income for the three months ended March 31, 2000 and 1999, consists of:


                                                          2000        1999
                                                       ----------  ----------


     Net loss                                          $   (5,914) $   (7,115)

     Other comprehensive income - foreign currency
      translation adjustments                                   -           -
                                                       ----------  ----------

     Comprehensive income (loss)                       $   (5,914) $   (7,115)
                                                       ==========  ==========


5. Contingencies, Commitments and Other Circumstances

   The Company provides construction, engineering and specialty services to the oil and gas industry. The Company's principal markets are currently Africa, Asia, Australia, the Middle East, South America and the United States. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements. Based upon the advice of local advisors in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which it operates, management believes the Company has followed the current practices in those countries; however, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future. The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism.

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

6. Acquisition

   On January 24, 2000, the Company acquired Rogers & Phillips, Inc. ("RPI"), a closely held United States pipeline construction company. The consideration included 1,035,000 shares of treasury stock valued at $5,511 and approximately $1,516 in cash. The transaction was accounted for as a purchase. The pro forma results of operations for this acquisition, had the acquisition occurred at the beginning of 2000 and 1999, are not significant, and accordingly have not been provided. The fair value of the net assets acquired was allocated as follows:



      Current assets                           $    5,117
      Property, plant and equipment                 3,523
      Current liabilities                          (2,793)
      Long-term debt                                 (335)
                                               ----------
                                                    5,512

      Excess of purchase price over
       net assets acquired                          1,515
                                               ----------

                                               $    7,027
                                               ==========


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

   All U.S. government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the client. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances within the control of Willbros. The Australian project, which is currently behind schedule and over budget, is subject to liquidated damages if the project is not complete by July 1, 2000. The Company believes that it is possible to complete the Australian project before this deadline if there are no further weather delays or labor difficulties. Recovery of some of the cost overruns on this project may also be possible; but until realization is assured, no recoveries will be recognized.

   The world's economies have begun their recovery following the downturn of 1997-98. That fact, along with the recent run-up in oil prices, suggests that many significant development projects and energy infrastructure projects will now likely proceed, including a number of projects in emerging markets which were put on hold over the past two to three years.

   The Company recognizes anticipated contract revenue as backlog when the award of a contract is reasonably assured. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. New contract awards totaled $84.2 million during the quarter ended March 31, 2000. Additions to backlog during the period were as follows: construction, $37.8 million; engineering, $40.3 million; and specialty services, $6.1 million. Backlog decreases by type of service during the period were as follows: construction, $51.7 million; engineering, $14.8 million; and specialty services, $13.5 million. Backlog at the end of the quarter was up $4.2 million (2%) to $257.3 million and consisted of the following: (a) construction, $126.9 million, down $13.9 million; (b) engineering, $56.5 million, up $25.5 million; and (c) specialty services, $73.9 million, down
$7.4 million. Construction backlog consists primarily of an engineering, procurement and construction project in Nigeria. Specialty services backlog is primarily attributable to two major contracts: a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10 percent interest in Venezuela and a three-year dredging contract awarded in 1998 in Nigeria.

   On January 24, 2000, the Company acquired Rogers & Phillips, Inc. ("RPI"), a closely held pipeline construction company in Houston, Texas with an experienced management team and a strong market position in the Gulf Coast area. Founded in 1992, RPI provides a full range of construction services for pipeline operating companies, including station and piping projects in congested urban areas and inside plants, as well as cross-country pipelines. The consideration included 1,035,000 shares of the Company's common stock and approximately $1.5 million in cash. The transaction was accounted for as a purchase. The acquisition resulted in the addition of $13.9 million to backlog. RPI contributed approximately $6.0 million of revenue during the quarter.

   On March 6, 2000, the Company announced that Willbros USA, Inc.'s administrative headquarters and some construction support will be moved from Tulsa, Oklahoma, to Houston, Texas, during 2000. The total cost of the move and termination benefits is currently estimated to be between $3.5 million and $4.5 million, of which approximately $0.5 million had been incurred at March 31, 2000.

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

   The Company's ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of its competitors, its clients and its work locations. The Company does not believe that its revenue or results of operations were adversely affected in this regard during the periods ended
March 31, 2000 or 1999.

  Three Months Ended March 31, 2000, Compared to Three Months Ended
March 31, 1999

   Contract revenue increased $50.3 million (176%) to $78.8 million due to (a) $43.2 million of increased construction revenue resulting primarily from new construction contracts in Nigeria, Australia and the United States; (b) increased engineering revenue of $6.1 million due to an increase of engineering services in the United States; and (c) an increase of $1.0 million in specialty services revenue principally from operations in Oman and Venezuela. Nigeria revenue increased $32.3 million (302%) due to revenue from work performed on a pipeline engineering, procurement and construction project. Australia revenue increased $12.0 million (100%) due to a construction contract begun in 1999. Revenue in the United States increased $7.6 million (90%) primarily due to an increase in construction revenue from projects in Indiana and Illinois resulting from the acquisition of RPI. Venezuela revenue increased $2.2 million (100%) due to work performed on a water injection platform construction contract and several new service contracts. Oman revenue increased $0.9 million (45%) due to increased construction and service revenues. Revenue from the Ivory Coast decreased $2.0 million (100%) due to the completion of work in 1999 on pipeline projects in that country. Offshore West Africa revenue decreased $1.4 million (74%) due to a decline in offshore services; however, work has begun on an engineering, procurement and construction project to install offshore pipelines and facilities valued at $12.9 million. Indonesia revenue decreased $1.3 million (100%) due to the completion in 1999 of construction projects in that country.

   Contract costs increased $46.2 million (192%) to $70.3 million due to an increase of $42.4 million in construction services cost and an increase of $5.4 million in engineering services cost, offset by a decrease of $1.6 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

   General and administrative expense remained constant at $7.6 million. Increases due to increased activity in United States construction and Nigeria were offset by a reduction in costs related to personnel reductions.

   Operating loss decreased $4.1 million (49%) to an operating loss of $4.4 million. An increase in operating income in Nigeria, which improved $12.8 million to $8.5 million compared to an operating loss of $4.3 million in 1999, was offset by recognizing an additional $8.4 million loss on a pipeline construction project in Australia that has been impacted by unanticipated labor difficulties and weather delays.

   Interest - net decreased $0.3 million to $0.1 million expense due to an increase in borrowings during the period.

   Minority interest expense increased 50% to $0.3 million due to an increase in activity in countries where minority interest partners were involved.

   Other - net decreased $1.7 million to $0.2 million due to gains on disposals of equipment in 1999 not repeated in 2000.

   The provision for income taxes increased $0.8 million (160%) due to the increase in activity in Nigeria. Although the Company has a loss before income taxes, a provision for income taxes is required due to income taxes in certain countries being based on revenue rather than income and the fact that losses in one country cannot be used to offset taxable income in another country.

Liquidity and Capital Resources

   The Company's primary requirements for capital are to acquire, upgrade and maintain its equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where the Company perceives growth opportunities and finance the possible acquisition of new businesses and equity investments. Historically the Company has met its capital requirements primarily from operating cash flows.

   Cash and cash equivalents decreased $3.0 million (38%) to $4.8 million at March 31, 2000, from $7.8 million at December 31, 1999.
The decrease was due to negative cash flows of $6.3 million from operations and $8.2 million from investing activities (including
$5.3 million for the acquisition of RPI and $2.9 million for the purchase of other equipment and spare parts), offset by $11.5 million cash provided by financing activities.

   The Company has a $150.0 million credit agreement that matures on February 20, 2003 with a syndicated bank group including
ABN AMRO Bank N.V., as agent, and Credit Lyonnais, New York Branch, as co-agent. The credit agreement provides for a $100.0 million revolving credit facility, part of which can be used for acquisitions and equity investments. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Principal is payable at termination on all revolving loans except qualifying acquisition and equity investment loans which are payable quarterly over the remaining life of the credit agreement. Interest is payable quarterly at prime or other alternative interest rates. A commitment fee is payable quarterly based on an annual rate of one fourth percent of the unused portion of the credit facility. The Company's obligations under the credit agreement are secured by the stock of the principal subsidiaries of the Company. The credit agreement requires the Company to maintain certain financial ratios, restricts the amount of annual dividend payments to the greater of 25 cents per share or 25 percent of net income and limits the Company's ability to purchase its own stock. At
March 31, 2000, outstanding letters of credit totaled $36.7 million and borrowings amounted to $21.0 million, leaving $92.3 million available under this facility.

   The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities was approximately $4.7 million at March 31, 2000.

   The Company believes that cash flows from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through the end of 2000. The Company estimates total capital expenditures for equipment and spare parts to be approximately $10.0 to $15.0 million during 2000.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."
SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 or SFAS No. 137 to have an impact on its results of operations, financial position or cash flows as it currently does not have any derivative instruments or hedging activities.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This document expresses the views of the SEC in applying generally accepted accounting principles while recognizing revenue. In March 2000, the SEC issued SAB 101A, "Deferral of the Effective Date of SAB 101 and Implementation Issues Related to SAB 101," which deferred the effective date of SAB 101 to the second fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the impact of adoption of this SAB and currently does not anticipate that adoption of the views expressed in this document will have a material impact on the methodology the Company uses to recognize revenue.

Forward-Looking Statements

   This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil and gas prices and demand, expansion and other development trends of the oil and gas industry, business strategy, expansion and growth of the Company's business and operations, movement of the Willbros USA, Inc.'s Tulsa, Oklahoma administrative offices to Houston, Texas, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations including the timely award of one or more projects; exceeding project cost and scheduled targets; failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project; identifying and acquiring suitable acquisition targets on reasonable terms; the demand for energy diminishing; political circumstances impeding the progress of work; general economic, market or business conditions; changes in laws or regulations; the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

   The Company's primary market risk is its exposure to changes in non-U.S. currency exchange rates. The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at March 31, 2000.

   The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2000 due to the generally short maturities of these items. The Company invests primarily in short-term dollar denominated bank deposits, and at March 31, 2000 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. The Company has the ability and expects to hold its investments to maturity.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

  Not applicable


Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

  On January 24, 2000, the Company acquired Rogers & Phillips, Inc. ("RPI"), a closely held pipeline construction company in Houston, Texas. As part of the consideration for this acquisition, the Company issued an aggregate of 1,035,000 shares of the Company's common stock to the stockholders of RPI. The Company effected such issuance of shares in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. Each of the stockholders was an "accredited investor" for purposes of such rule.


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

   (a)  Exhibits:

   The following document is included as an exhibit to this Form 10-Q. The exhibit below incorporated by reference herein is indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

        27    Financial Data Schedule.

   (b)  Reports on Form 8-K

   There were no current reports on Form 8-K filed during the three months ended March 31, 2000.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WILLBROS GROUP, INC.


Date:  May 12, 2000           By:       /s/ Melvin F. Spreitzer
                                 -------------------------------------
                                          Melvin F. Spreitzer
                                       Executive Vice President,
                                 Chief Financial Officer and Treasurer
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)

                           EXHIBIT INDEX




  The following document is included as an exhibit to this Form 10-Q. The exhibit below incorporated by reference herein is indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.



  Exhibit
  Number                              Description
-----------  ----------------------------------------------------------------


    27       Financial Data Schedule.