Form 10-Q
period 2000-06-30
WILLBROS GROUP INC
filed 2000-08-14
CIK 895450

=============================================================================


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                      -----------------------

                             FORM 10-Q

(Mark One)
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[  X  ]  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

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


                           NOT APPLICABLE
  ----------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  [  X  ]   No  [     ]


    The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of August 11, 2000 was 14,015,349.


=============================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         WILLBROS GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except share and per share amounts)
                             (Unaudited)


                                                      June 30,   December 31,
                                                        2000         1999
                                                     ----------  ------------

                                ASSETS


Current assets:
   Cash and cash equivalents                         $   18,783   $    7,806
   Accounts receivable                                   69,304       50,569
   Contract cost and recognized income
    not yet billed                                       10,199       13,082
   Prepaid expenses                                       5,806        4,189
                                                     ----------   ----------

      Total current assets                              104,092       75,646

Spare parts, net                                          5,555        6,581
Property, plant and equipment, net                       63,370       64,813
Other assets                                             10,925        6,113
                                                     ----------   ----------

      Total assets                                   $  183,942   $  153,153
                                                     ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                     $      658   $      481
   Accounts payable and accrued liabilities              58,613       35,254
   Accrued income taxes                                   5,396        4,683
   Contract billings in excess of cost
    and recognized income                                 1,416        9,427
   Current maturities of long-term debt                     225            -
                                                     ----------   ----------

      Total current liabilities                          66,308       49,845

Long-term debt                                           34,204       15,500
Other liabilities                                         7,507        7,381
                                                     ----------   ----------

      Total liabilities                                 108,019       72,726

Stockholders' equity:
   Class A Preferred Stock, par value $.01
    per share, 1,000,000 shares authorized,
    none issued                                               -            -
   Common stock, par value $.05 per share,
    35,000,000 shares authorized;
    15,151,936 shares issued at June 30, 2000
    (15,123,453 at December 31, 1999)                       758          756
   Capital in excess of par value                        68,084       67,927
   Retained earnings                                     17,459       29,896
   Treasury stock at cost, 1,140,371 shares at
    June 30, 2000 (2,175,371 at December 31, 1999)       (8,474)     (16,164)
   Notes receivable for stock purchases                    (223)        (307)
   Accumulated other comprehensive loss                  (1,681)      (1,681)
                                                     ----------   ----------

      Total stockholders' equity                         75,923       80,427
                                                     ----------   ----------

      Total liabilities and stockholders' equity     $  183,942   $  153,153
                                                     ==========   ==========


    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except share and per share amounts)
                             (Unaudited)




                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ----------


Contract revenue               $   81,772  $   41,599  $  160,545  $   70,078

Operating expenses:
   Contract                        69,752      37,685     140,070      61,852
   Depreciation and
    amortization                    5,617       5,882      10,906      11,174
   General and
    administrative                  6,666       7,210      14,221      14,804
                               ----------  ----------  ----------  ----------

                                   82,035      50,777     165,197      87,830
                               ----------  ----------  ----------  ----------

      Operating loss                 (263)     (9,178)     (4,652)    (17,752)

Other income (expense):
   Interest - net                    (464)        326        (522)        544
   Minority interest                 (623)       (532)       (955)       (696)
   Other - net                         80         828         236       2,702
                               ----------  ----------  ----------  ----------

                                   (1,007)        622      (1,241)      2,550

      Loss before
       income taxes                (1,270)     (8,556)     (5,893)    (15,202)

Provision for income taxes          3,074         989       4,365       1,458
                               ----------  ----------  ----------  ----------

      Net loss                 $   (4,344) $   (9,545) $  (10,258) $  (16,660)
                               ==========  ==========  ==========  ==========

Earnings (loss) per
 common share:

   Basic                       $     (.31) $     (.74) $     (.73) $    (1.27)
                               ==========  ==========  ==========  ==========

   Diluted                     $     (.31) $     (.74) $     (.73) $    (1.27)
                               ==========  ==========  ==========  ==========

Weighted average number
 of common shares
 outstanding:

   Basic                       14,003,219  12,922,405  13,996,637  13,120,823
                               ==========  ==========  ==========  ==========

   Diluted                     14,003,219  12,922,405  13,996,637  13,120,823
                               ==========  ==========  ==========  ==========


    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share amounts)
                             (Unaudited)






                                                        Capital
                                   Common Stock        in Excess
                               ---------------------    of Par      Retained
                                 Shares    Par Value     Value      Earnings
                               ----------  ----------  ----------  ----------


Balance,
 January 1, 2000               15,123,453  $      756  $   67,927  $   29,896

Comprehensive loss:
  Net loss                              -           -           -     (10,258)

Collection of notes
 receivable                             -           -           -           -

Issuance of treasury
 stock in acquisition                   -           -           -      (2,179)

Exercise of employee
 stock options                      6,500           1          33           -

Issuance of common
 stock under
 employee
 benefit plan                      21,983           1         124           -
                               ----------  ----------  ----------  ----------

Balance,
 June 30, 2000                 15,151,936  $      758  $   68,084  $  17,459
                               ==========  ==========  ==========  ==========


-CONTINUED-




                                                        Accumu-
                                             Notes       lated
                                           Receivable    Other       Total
                                              for       Compre-      Stock-
                                Treasury     Stock      hensive     holders'
                                 Stock     Purchases      Loss       Equity
                               ----------  ----------  ----------  ----------


Balance,
 January 1, 2000               $  (16,164) $     (307) $   (1,681) $   80,427

Comprehensive loss:
  Net loss                              -           -           -     (10,258)

Collection of notes
 receivable                             -          84           -          84

Issuance of treasury
 stock in acquisition               7,690           -           -       5,511

Exercise of employee
 stock options                          -           -           -          34

Issuance of common
 stock under
 employee
 benefit plan                           -           -           -         125
                               ----------  ----------  ----------  ----------

Balance,
 June 30, 2000                 $   (8,474) $     (223) $   (1,681) $   75,923
                               ==========  ==========  ==========  ==========



    See accompanying notes to condensed consolidated financial statements.

                         WILLBROS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                             (Unaudited)




                                                             Six Months
                                                           Ended June 30,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------


Cash flows from operating activities:
   Net loss                                            $  (10,258) $  (16,660)
   Reconciliation of net loss to cash provided
    by (used in) operating activities:
     Depreciation and amortization                         10,906      11,174
     Loss (gain) on disposals of property
      and equipment                                           189      (2,666)
     Changes in operating assets and liabilities:
       Accounts receivable                                (14,541)     (3,266)
       Contract cost and recognized income
        not yet billed                                      3,261       6,253
       Prepaid expenses and other assets                   (5,870)     (3,965)
       Accounts payable and accrued liabilities            20,888       7,259
       Accrued income taxes                                   713        (728)
       Contract billings in excess of cost
        and recognized income                              (8,079)     20,830
       Other liabilities                                      126         243
                                                       ----------  ----------

          Cash provided by (used in)
           operating activities                            (2,665)     18,474

Cash flows from investing activities:
   Purchase of Rogers and Phillips, Inc.,
    net of cash acquired                                      (15)          -
   Proceeds from sales of property and equipment               50      15,916
   Purchase of property and equipment                      (2,188)     (1,489)
   Purchase of spare parts                                 (2,967)     (2,631)
                                                       ----------  ----------

          Cash provided by (used in)
           investing activities                            (5,120)     11,796

Cash flows from financing activities:
   Proceeds from long-term debt                            24,000           -
   Proceeds from notes payable                                979           -
   Proceeds from common stock                                 159         180
   Collection of notes receivable for stock purchases          84          25
   Repayments of long-term debt                            (5,658)          -
   Repayment of notes payable to banks                       (802)       (525)
   Purchase of treasury stock                                   -      (7,574)
   Repayment of notes payable to former shareholders            -        (233)
                                                       ----------  ----------

          Cash provided by (used in)
           financing activities                            18,762      (8,127)

Effect of exchange rate changes on cash
 and cash equivalents                                           -         (98)
                                                       ----------  ----------

Cash provided by all activities                            10,977      22,045

Cash and cash equivalents, beginning of period              7,806       8,247
                                                       ----------  ----------

Cash and cash equivalents, end of period               $   18,783  $   30,292
                                                       ==========  ==========


    See accompanying notes to condensed consolidated financial statements.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


1. Basis of Presentation

   The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2000, and for all interim periods presented. All adjustments are normal recurring accruals.

   Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000, are not necessarily indicative of the operating results to be achieved for the full year.

2. Foreign Exchange Risk

   The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The unrealized gains or losses on financial instruments used to hedge currency risk are deferred and recognized when realized as an adjustment to contract revenue. The Company has no financial instruments to hedge currency risk at June 30, 2000.

3. Earnings Per Share

   Basic and diluted earnings (loss) per common share for the three month and six month periods ended June 30, 2000 and 1999, are computed as follows:


                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ----------


     Net loss applicable to
      common shares            $   (4,344) $   (9,545) $  (10,258) $  (16,660)
                               ----------  ----------  ----------  ----------

     Weighted average number
      of common shares
      outstanding for basic
      earnings per share       14,003,219  12,922,405  13,996,637  13,120,823

     Effect of dilutive
      potential common shares
      from stock options                -           -           -           -
                               ----------  ----------  ----------  ----------

     Weighted average number
      of common shares
      outstanding for
      diluted earnings
      per share                14,003,219  12,922,405  13,996,637  13,120,823
                               ==========  ==========  ==========  ==========

     Earnings (loss) per
      common share:

      Basic                    $     (.31) $     (.74) $     (.73) $    (1.27)
                               ==========  ==========  ==========  ==========

      Diluted                  $     (.31) $     (.74) $     (.73) $    (1.27)
                               ==========  ==========  ==========  ==========


                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


3.  Earnings Per Share (continued)

    At June 30, 2000, there were 1,924,550 potential common shares excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect.

4. Comprehensive Income

   Comprehensive income for the Company includes net loss and foreign currency translation adjustments which are charged or credited to the cumulative foreign currency translation adjustment account within stockholders' equity. There were no related tax effects associated with the Company's calculation of comprehensive income. Comprehensive income for the periods ended June 30, 2000 and 1999, consists of:


                                    Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ----------


     Net loss                  $   (4,344) $   (9,545) $  (10,258) $  (16,660)

     Other comprehensive
      income - foreign
      currency translation
      adjustments                       -         (98)          -         (98)
                               ----------  ----------  ----------  ----------

     Comprehensive loss        $   (4,344) $   (9,643) $  (10,258) $  (16,758)
                               ==========  ==========  ==========  ==========


5. Long-Term Debt

   Effective June 30, 2000, the Company amended its $150.0 million credit agreement with a syndicated bank group. The amended credit agreement subjects the $100.0 million revolving portion of the credit facility to borrowing base requirements. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Borrowings are payable at termination on February 20, 2003. Interest is payable quarterly at a Base Rate plus a margin of
2.25% or a Eurodollar Rate plus a margin of 3.5%.  A
commitment fee on the unused portion of the credit agreement is
payable quarterly at 0.75%.    The amended credit agreement
is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries of the Company. The amended credit agreement restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spares.

   As of June 30, 2000, there was $91.1 million available under the amended revolving credit facility for borrowings, of which $34.0 million had been borrowed at an average interest rate of 8.3%. Outstanding letters of credit at June 30, 2000 totaled $23.4 million, leaving availability for standby and commercial letters of credit of $92.6 million.

                       WILLBROS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except share and per share amounts)
                            (Unaudited)


6. Contingencies, Commitments and Other Circumstances

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

7. Acquisition

   On January 24, 2000, the Company acquired Rogers & Phillips, Inc. ("RPI"), a closely held United States pipeline construction company. The consideration included 1,035,000 shares of treasury stock valued at $5,511 and approximately $1,710 in cash and acquisition costs. The transaction was accounted for as a purchase. The pro forma results of operations for this acquisition, had the acquisition occurred at the beginning of 2000 and 1999, are not materially different from reported results, and accordingly have not been provided. The fair value, as adjusted, of the net assets acquired was as follows:



      Current assets                         $  6,826
      Property, plant and equipment             3,523
      Current liabilities                      (2,793)
      Long-term debt                             (335)
                                             --------

                                             $  7,221
                                             ========

                                 8

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

   A number of factors relating to the Company's business affect the Company's recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Generally, the Company does not recognize income on a fixed-price contract until the contract is approximately 10 percent complete. Costs which are considered to be reimbursable are excluded before the percentage-of-completion calculation is made. Accrued revenue pertaining to reimbursables is limited to the cost of the reimbursables. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from unit-price contracts is recognized as earned. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is assured.

   The Company derives its revenue from contracts with durations from a few weeks to several months or in some cases more than a year. Unit-price contracts provide relatively even quarterly results; however, major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the nature of the work and the method by which revenue is recognized. These financial factors, as well as external factors such as weather, client needs, client delays in providing approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. The Company believes that its operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries, and other claims are negotiated and realized.

   All U.S. government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the client. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances within the control of Willbros. The Australian project was not completed prior to July 1, 2000, the date on which liquidated damages were scheduled to commence under the contract. However, the Company has submitted claims for extension of the scheduled completion date and believes these claims are valid. The Company believes it has adequately provided for any liquidated damages
which could apply.   Recovery of some of the cost overruns on this
project may also be possible; but until realization is assured, no recoveries will be recognized.

   The world's economies are continuing their recovery following the downturn of 1997-98. This fact, along with current oil prices, suggest that many significant development projects and energy infrastructure projects will now likely proceed, including a number of projects in emerging markets which were put on hold over the past two to three years.

    The Company recognizes anticipated contract revenue as backlog when the award of a contract is reasonably assured. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. New contract awards totaled $28.9 million during the quarter ended June 30, 2000. Additions to backlog during the period were as follows: construction, $19.2 million; engineering, $4.1 million; and specialty services, $5.6 million. Backlog decreases by type of service were as follows: construction, $53.9 million; engineering, $13.3 million; and specialty services, $26.5 million. Backlog at the end of the quarter was down $64.8 million to $192.5 million and consisted of the following: (a) construction, $92.2 million, down $34.7 million;
(b) engineering, $47.3 million, down $9.2 million; and (c) specialty services, $53.0 million, down $20.9 million. Construction backlog consists primarily of an engineering, procurement and construction project in Nigeria. Specialty services backlog is primarily attributable to two major contracts: a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10 percent interest in Venezuela and a three-year dredging contract awarded in 1998 in Nigeria.

   On January 24, 2000, the Company acquired Rogers & Phillips,
Inc. ("RPI"), a closely held pipeline construction company in Houston, Texas with an experienced management team and a strong market position in the Gulf Coast area. Founded in 1992, RPI provides a full range of construction services for pipeline operating companies, including station and piping projects in congested urban areas and inside plants, as well as cross-country pipelines. The consideration included 1,035,000 shares of the Company's common stock and approximately $1.7 million in cash and acquisition costs. The transaction was accounted for as a purchase. The acquisition resulted in the addition of $13.9 million to backlog. RPI contributed approximately $7.6 million of revenue during the quarter.

   On March 6, 2000, the Company announced that Willbros USA, Inc.'s administrative headquarters and some construction support services will be moved from Tulsa, Oklahoma, to Houston, Texas, during 2000. The total cost of the move and termination benefits is currently estimated to be between $3.5 million and $4.5 million, of which approximately $0.7 million had been incurred for the six months ended June 30, 2000.

Results of Operations

   The Company's contract revenue and contract costs are primarily related to the timing and location of development projects in the oil and gas industry worldwide. Contract revenue and cost variations by country from year to year are the result of
(a) entering new countries as part of the Company's strategy for geographical diversification, (b) the execution of new contract awards, (c) the completion of contracts, and (d) the overall level of market activity in the Company's services.

   The Company's ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of its competitors, its clients and its work locations. The Company does not believe that its revenue or results of operations were adversely affected in this regard during the periods ended June 30, 2000 or 1999.

 Three Months Ended June 30, 2000, Compared to Three Months Ended
 June 30, 1999

   Contract revenue increased $40.2 million (96%) to $81.8 million due to (a) $30.2 million of increased construction revenue resulting primarily from new construction contracts in Nigeria, Australia and the United States; (b) increased engineering revenue of $3.5 million due to an increase of engineering services in the United States; and (c) an increase of $6.5 million in specialty services revenue principally from operations in Nigeria. Nigeria revenue increased $16.7 million (81%) due to revenue from work performed on a pipeline engineering, procurement and construction project and an increase in specialty services work, particularly dredging. Australia revenue increased $8.5 million due to a construction contract started in 1999. Revenue in the United States increased $9.0 million (78%) primarily due to an increase in construction revenue from projects in Indiana and Illinois resulting from the acquisition of RPI. Venezuela revenue increased $1.7 million (25%) due to work performed on a water injection platform construction contract and several new service contracts. Oman revenue increased $1.0 million (45%) due to increased construction and service revenues. Revenue from the Ivory Coast decreased $0.2 million (100%) due to the completion of work in 1999 on pipeline projects in that country. Offshore West Africa revenue increased $5.4 million due to work begun on an engineering, procurement and construction project to install offshore pipelines and facilities valued at $12.8 million. Indonesia revenue decreased $1.7 million (100%) due to the completion in 1999 of construction projects in that country.

   Contract costs increased $32.1 million (85%) to $69.8 million due to an increase of $23.3 million in construction services cost, an increase of $4.6 million in engineering services cost, and an increase of

$4.2 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

   General and administrative expense decreased $0.6 million (8%) to $6.6 million. A reduction in general and administrative expense of $1.6 million was realized due to scaling back or eliminating activities in certain work countries and personnel reductions in the United States. This reduction was partially offset by the increase of approximately $0.6 million due to the acquisition of RPI and approximately $0.4 million in office relocation costs that were incurred during the period.

   Operating loss decreased $8.9 million (97%) to an operating loss of $0.3 million. Increases in operating income in Nigeria, which improved $9.4 million to $4.6 million compared to an operating loss of $4.8 million in 1999; Offshore West Africa, which increased
$3.8 million to $1.0 million compared to an operating loss of $2.8 million in 1999; and United States construction, which increased $2.0 million to $0.8 million compared to an operating loss of $1.2 million in 1999; were offset by recognizing a $6.5 million loss on a pipeline construction project in Australia that has been impacted by unanticipated labor difficulties and delays caused by weather and a subcontractor.

   Interest - net decreased $0.8 million to $0.5 million expense due to an increase in borrowings during the period.

   Minority interest expense increased 17% to $0.6 million due to an increase in activity in countries where minority interest partners were involved.

   Other - net decreased $0.7 million to $0.1 million due to gains on disposals of equipment in 1999 not repeated in 2000.

   The provision for income taxes increased $2.1 million (210%) due primarily to the increase in activity in Nigeria. Although the Company has a loss before income taxes, a provision for income taxes is required due to income taxes in certain countries being based on revenue rather than income and the fact that losses in one country cannot be used to offset taxable income in another country.

 Six Months Ended June 30, 2000, Compared to Six Months Ended
 June 30, 1999

   Contract revenue increased $90.5 million (129%) to $160.5 million due to (a) $73.3 million of increased construction revenue resulting primarily from new construction contracts in Nigeria, Australia and the United States; (b) increased engineering revenue of $9.6 million due to an increase of engineering services in the United States; and (c) an increase of $7.6 million in specialty services revenue principally from operations in Oman and Venezuela. Nigeria revenue increased $49.0 million (157%) due to revenue from work performed on a pipeline engineering, procurement and construction project and increased specialty services work. Australia revenue increased $20.6 million due to a construction contract started in 1999. Revenue in the United States increased $16.6 million (83%) primarily due to an increase in construction revenue from projects in Indiana and Illinois resulting from the acquisition of RPI. Venezuela revenue increased $3.9 million (43%) due to work performed on a water injection platform construction contract and several new service contracts. Oman revenue increased $1.9 million (45%) due to increased construction and service revenues. Revenue from the Ivory Coast decreased $2.2 million (100%) due to the completion of work in 1999 on pipeline projects in that country. Offshore West Africa revenue increased
$4.0 million due to work begun on an engineering, procurement and construction project to install offshore pipelines and facilities valued at $12.8 million. Indonesia revenue decreased $3.0 million (100%) due to the completion in 1999 of construction projects in that country.

   Contract costs increased $78.2 million (126%) to $140.1 million due to an increase of $65.3 million in construction services cost, an increase of $10.1 million in engineering services cost and an increase of $2.8 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

   General and administrative expense decreased $0.6 million (4%) to $14.2 million. A reduction in general and administrative expense of $2.5 million was realized due to scaling back or eliminating activities in certain work countries and personnel reductions in the United States. This reduction was partially offset by the increase of approximately $1.2 million due to the acquisition of RPI and approximately $0.7 million in office relocation costs that were incurred during the period.

   Operating loss decreased $13.1 million (74%) to an operating loss of $4.7 million. Increases in operating income in Nigeria, which improved $22.4 million to $13.2 million compared to an operating loss of $9.2 million in 1999; Offshore West Africa, which increased $2.9 million to $0.9 million compared to an operating loss of $2.0 million in 1999; and United States construction, which increased $2.1 million to $0.2 million compared to an operating loss of $1.9 million in 1999; were offset by recognizing a $15.3 million operating loss on a pipeline construction project in Australia that has been impacted by unanticipated labor difficulties and delays caused by weather and a subcontractor.

   Interest - net decreased $1.1 million to $0.5 million expense due to an increase in borrowings during the period.

   Minority interest expense increased 37% to $1.0 million due to an increase in activity in countries where minority interest partners were involved.

   Other - net decreased $2.5 million to $0.2 million due to gains on disposals of equipment in 1999 not repeated in 2000.

   The provision for income taxes increased $2.9 million (200%) primarily due to the increase in activity in Nigeria. Although the Company has a loss before income taxes, a provision for income taxes is required due to income taxes in certain countries being based on revenue rather than income and the fact that losses in one country cannot be used to offset taxable income in another country.

Liquidity and Capital Resources

   The Company's primary requirements for capital are to acquire, upgrade and maintain its equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where the Company perceives growth opportunities, and finance the possible acquisition of new businesses and equity investments. Historically the Company has met its capital requirements primarily from operating cash flows.

   Cash and cash equivalents increased $11.0 million (141%) to $18.8 million at June 30, 2000, from $7.8 million at December 31, 1999. The increase was due to negative cash flows of $2.9 million from operations and $4.9 million from investing activities (including $5.2 million for the purchase of equipment and spare parts), offset by $18.8 million cash provided by net borrowings under the Company's long-term credit facility.

   Effective June 30, 2000, the Company amended its $150.0 million credit agreement with a group of syndicated banks as a result of certain anticipated events, which if they occurred, could have potentially resulted in the Company being unable to comply with certain of its financial covenants. The amended credit agreement subjects the $100.0 million revolving portion of the credit facility to borrowing base requirements. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Borrowings are payable at termination on February 20, 2003. Interest is payable quarterly at a Base Rate plus a margin of 2.25% or a Eurodollar Rate plus a margin of 3.5%. A commitment fee on the unused portion of the credit agreement is payable quarterly at 0.75%. The amended credit agreement is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries of the Company. The amended credit agreement restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spares.

   As of June 30, 2000, there was $91.1 million available under the amended revolving credit facility for borrowings, of which $34.0 million had been borrowed at an average interest rate of 8.3%. Outstanding letters of credit at June 30, 2000 totaled $23.4 million, leaving availability for standby and commercial letters of credit of $92.6 million.

   The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $5.2 million at June 30, 2000.

   The Company believes that cash flows from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through December 31, 2000. The Company estimates total capital expenditures for equipment and spare parts to be approximately $10.0 to $15.0 million during 2000.


New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging
Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137,
"Accounting for Derivative Instruments and Hedging Activities
Deferral of Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process. The Company does not expect SFAS No. 133 as amended to have an impact on its results of operations, financial position or cash flows as it currently does not have any derivative instruments or hedging activities.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This document expresses the views of the SEC in applying generally accepted accounting principles while recognizing revenue. In June 2000, the SEC issued SAB 101B, "Deferral of the Effective Date of SAB 101," which deferred the effective date of SAB 101 to the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the impact of adoption of the SAB and currently does not anticipate that adoption of the views expressed in this document will have a material impact on the methodology the Company uses to recognize revenue.

   In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("Interpretation 44"). Interpretation 44 clarifies the application of APB No. 25 in certain situations, as defined. Interpretation 44 is effective July 1, 2000 but is retroactive for certain events that occurred after December 15, 1998. The Company does not expect that the adoption of Interpretation 44 will materially affect its consolidated results of operations.


Forward-Looking Statements

   This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas and power prices and demand, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of the Company's business and operations, movement of Willbros USA, Inc.'s Tulsa, Oklahoma administrative offices to Houston, Texas, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations including the timely award of one or more projects; exceeding project cost and scheduled targets; failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project; identifying and acquiring suitable acquisition targets on reasonable terms; the demand for energy diminishing; political circumstances impeding the progress of work; general economic, market or business conditions; changes in laws or regulations; the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

   The Company's primary market risk is its exposure to changes in non-U.S. currency exchange rates. The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at June 30, 2000.

   The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2000 due to the generally short maturities of these items. The Company invests primarily in short-term dollar denominated bank deposits, and at June 30, 2000 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. The Company has the ability and expects to hold its investments to maturity.

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At June 30, 2000, $34.0 million of the Company's indebtedness was subject to variable interest rates. The weighted average effective interest rate on the variable rate debt for the six months ended
June 30, 2000 was 7.6%.  The detrimental effect of a hypothetical
100 basis point increase in interest rates would be to reduce income before taxes by $0.1 million for the six month period. At June 30, 2000, the Company's fixed rate debt approximated fair market value based upon discounted future cash flows using current market prices.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
-------   -----------------

  Not applicable


Item 2.   Changes in Securities and Use of Proceeds
-------   -----------------------------------------

  As a result of an amendment to the Company's credit agreement, the Company is prohibited from paying cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Liquidity and Capital Resources."


Item 3.   Defaults upon Senior Securities
-------   -------------------------------

  Not applicable


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

  The Annual Meeting of Stockholders of the Company (the "Annual
Meeting") was held on May 4, 2000, in Panama City, Panama. At the Annual Meeting, the stockholders of the Company elected
Melvin F. Spreitzer, Peter A. Leidel and James B. Taylor, Jr. as Class I directors of the Company for three-year terms. The stockholders also considered and approved the appointment of KPMG Peat Marwick as the independent auditors of the Company for the fiscal year ending December 31, 2000.

  There were present at the Annual Meeting, in person or by proxy, stockholders holding 11,043,688 shares of the common stock of the Company, or 78.9 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.


                                            Votes
                                Votes     Against or                 Broker
                                 For       Withheld   Abstentions  Non-Votes
                              ----------  ----------  -----------  ----------


  1. Election of Directors:

     Melvin F. Spreitzer      10,984,736      58,952     -0-          -0-

     Peter A. Leidel          11,007,901      35,787     -0-          -0-

     James B. Taylor, Jr.     11,004,201      39,487     -0-          -0-

  2. Ratification of
     KPMG Peat Marwick as
     independent auditors
     of the Company for
     fiscal 2000              11,018,553       5,200      19,935      -0-



Item 5.   Other Information
-------   -----------------

  Not applicable

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

  (a) Exhibits:

  The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

      10.1  Third Amendment to Credit Agreement effective
            June 30, 2000, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York
            Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent.

      10.2 Security Agreement effective July 27, 2000, by and among the Company, certain designated subsidiaries, and ABN AMRO Bank N.V., as agent.

      10.3  Fourth Amendment to Credit Agreement
            effective June 30, 2000, by and among the Company, certain designated subsidiaries, Credit Lyonnais New
            York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent.

      27    Financial Data Schedule.


  (b) Reports on Form 8-K

  There were no current reports on Form 8-K filed during the three months ended June 30, 2000.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         WILLBROS GROUP, INC.


Date:  August 14, 2000   By:         /s/ Melvin F. Spreitzer
                            -------------------------------------------------
                                       Melvin F. Spreitzer
                                    Executive Vice President,
                              Chief Financial Officer and Treasurer
                                (Principal Financial Officer and
                                  Principal Accounting Officer)

                           EXHIBIT INDEX




  The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.




  Exhibit
  Number                           Description
-----------   ---------------------------------------------------------------


   10.1       Third Amendment to Credit Agreement effective
              June 30, 2000, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York
              Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent.

   10.2 Security Agreement effective July 27, 2000, by and among the Company, certain designated subsidiaries, and ABN AMRO Bank N.V., as agent.

   10.3       Fourth Amendment to Credit Agreement effective
              June 30, 2000, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York
              Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent.

  27          Financial Data Schedule.
