Form 10-Q
period 2000-09-30
WILLBROS GROUP INC
filed 2000-11-14
CIK 895450

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(MARK ONE)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                 TO
                                        ---------------    ---------------

                        COMMISSION FILE NUMBER 1-11953


                              WILLBROS GROUP, INC.
             (Exact name of registrant as specified in its charter)


       REPUBLIC OF PANAMA                               98-0160660
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


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----

     The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of November 10, 2000 was 14,053,032.

================================================================================

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2000           1999
                                                                                   -------------   ------------
                                                                                    (UNAUDITED)
                                                    ASSETS
Current assets:
      Cash and cash equivalents ................................................     $   6,197      $   7,806
      Accounts receivable ......................................................        60,214         50,569
      Contract cost and recognized income not yet billed .......................        17,763         13,082
      Prepaid expenses .........................................................         4,220          4,189
                                                                                     ---------      ---------

            Total current assets ...............................................        88,394         75,646

Spare parts, net ...............................................................         5,726          6,581
Property, plant and equipment, net .............................................        57,326         64,813
Other assets ...................................................................        11,415          6,113
                                                                                     ---------      ---------

            Total assets .......................................................     $ 162,861      $ 153,153
                                                                                     =========      =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable ............................................................     $     332      $     481
      Accounts payable and accrued liabilities .................................        57,172         35,254
      Accrued income taxes .....................................................         5,295          4,683
      Contract billings in excess of cost and recognized income ................         4,365          9,427
      Current maturities of long-term debt .....................................           217             --
                                                                                     ---------      ---------

            Total current liabilities ..........................................        67,381         49,845

Long-term debt .................................................................        17,141         15,500

Other liabilities ..............................................................         8,086          7,381
                                                                                     ---------      ---------

            Total liabilities ..................................................        92,608         72,726

Stockholders' equity:
      Class A Preferred Stock, par value $.01 per share, 1,000,000 shares
        authorized, none issued ................................................            --             --
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 15,163,193 shares issued at September 30, 2000
        (15,123,453 at December 31, 1999) ......................................           758            756
      Capital in excess of par value ...........................................        68,150         67,927
      Retained earnings ........................................................        11,717         29,896
      Treasury stock at cost, 1,140,371 shares at September 30, 2000
        (2,175,371 at December 31, 1999) .......................................        (8,474)       (16,164)
      Notes receivable for stock purchases .....................................          (217)          (307)
      Accumulated other comprehensive income (loss) ............................        (1,681)        (1,681)
                                                                                     ---------      ---------
            Total stockholders' equity .........................................        70,253         80,427
                                                                                     ---------      ---------
            Total liabilities and stockholders' equity .........................     $ 162,861      $ 153,153
                                                                                     =========      =========


     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       THREE MONTHS                        NINE MONTHS
                                                    ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                              ------------------------------      ------------------------------
                                                   2000             1999              2000               1999
                                              ------------      ------------      ------------      ------------
Contract revenues .......................     $     74,934      $     42,650      $    235,479      $    112,728

Operating expenses:
      Contract ..........................           65,635            33,515           205,705            95,367
      Depreciation and amortization .....            5,411             5,262            16,317            16,436
      General and administrative ........            7,626             5,805            21,847            20,609
                                              ------------      ------------      ------------      ------------

                                                    78,672            44,582           243,869           132,412
                                              ------------      ------------      ------------      ------------

            Operating loss ..............           (3,738)           (1,932)           (8,390)          (19,684)

Other income (expense):
      Interest - net ....................             (650)              120            (1,172)              664
      Minority interest .................             (490)             (460)           (1,445)           (1,156)
      Other - net .......................            1,096              (982)            1,332             1,720
                                              ------------      ------------      ------------      ------------
                                                       (44)           (1,322)           (1,285)            1,228
                                              ------------      ------------      ------------      ------------
            Loss before
              income taxes ..............           (3,782)           (3,254)           (9,675)          (18,456)

Provision for income taxes ..............            1,960             1,036             6,325             2,494
                                              ------------      ------------      ------------      ------------

            Net loss ....................     $     (5,742)     $     (4,290)     $    (16,000)     $    (20,950)
                                              ============      ============      ============      ============

Earnings (loss) per common share:

      Basic .............................     $       (.41)     $       (.33)     $      (1.14)     $      (1.60)
                                              ============      ============      ============      ============

      Diluted ...........................     $       (.41)     $       (.33)     $      (1.14)     $      (1.60)
                                              ============      ============      ============      ============
Weighted average number of
 common shares outstanding:

      Basic .............................       14,018,645        12,932,898        14,003,973        13,058,181
                                              ============      ============      ============      ============

      Diluted ...........................       14,018,645        12,932,898        14,003,973        13,058,181
                                              ============      ============      ============      ============



     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                 CAPITAL
                                       COMMON STOCK             IN EXCESS
                                   ----------------------        OF PAR        RETAINED
                                   SHARES        PAR VALUE        VALUE        EARNINGS
                                   ------        ---------      ----------     --------
Balance,
   January 1, 2000 ............  15,123,453     $      756     $   67,927     $   29,896

   Comprehensive loss:
       Net loss ...............          --             --             --        (16,000)

   Collection of notes
     receivable ...............          --             --             --             --

   Issuance of treasury
     stock in acquisition .....          --             --             --         (2,179)

   Issuance of common
     stock under employee
     benefit plan .............      30,240              2            173             --

   Exercise of
     stock options ............       9,500             --             50             --
                                 ----------     ----------     ----------     ----------

Balance,
   September 30, 2000 .........  15,163,193     $      758     $   68,150     $   11,717
                                 ==========     ==========     ==========     ==========


                                                                    ACCUMULATED
                                                       NOTES          OTHER
                                                    RECEIVABLE       COMPRE-          TOTAL
                                                        FOR          HENSIVE          STOCK-
                                      TREASURY         STOCK          INCOME         HOLDERS'
                                       STOCK         PURCHASES        (LOSS)          EQUITY
                                      --------      ----------      -----------     ----------
Balance,
   January 1, 2000 ............     $  (16,164)     $     (307)     $   (1,681)     $   80,427

   Comprehensive loss:
       Net loss ...............             --              --              --         (16,000)

   Collection of notes
     receivable ...............             --              90              --              90

   Issuance of treasury
     stock in acquisition .....          7,690              --              --           5,511

   Issuance of common
     stock under employee
     benefit plan .............             --              --              --             175

   Exercise of
     stock options ............             --              --              --              50
                                    ----------      ----------      ----------      ----------

Balance,
   September 30, 2000 .........     $   (8,474)     $     (217)     $   (1,681)     $   70,253
                                    ==========      ==========      ==========      ==========



     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  NINE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                           ------------------------
                                                                               2000         1999
                                                                           -----------   ----------
Cash flows from operating activities:
      Net loss ........................................................     $(16,000)     $(20,950)
      Reconciliation of net loss to cash used in
        operating activities:
          Depreciation and amortization ...............................       16,317        16,436
          Gain on sales and retirements ...............................         (163)       (2,714)
          Changes in operating assets and liabilities:
              Accounts receivable .....................................       (5,451)      (13,020)
              Contract cost and recognized income not yet billed ......       (4,303)        5,397
              Prepaid expenses and other assets .......................       (4,208)       (3,409)
              Accounts payable and accrued liabilities ................       19,196        (1,645)
              Accrued income taxes ....................................          612          (138)
              Contract billings in excess of cost and recognized income       (5,130)       15,058
              Other liabilities .......................................          190           297
                                                                            --------      --------
                   Cash provided by (used in) operating activities ....        1,060        (4,688)

Cash flows from investing activities:
      Purchase of Rogers & Phillips, Inc., net of cash acquired .......          (15)           --
      Proceeds from sales of property and equipment ...................        7,442        16,329
      Purchase of spare parts .........................................       (4,867)       (3,524)
      Purchase of property and equipment ..............................       (6,664)       (2,270)
                                                                            --------      --------
                   Cash provided by (used in) investing activities ....       (4,104)       10,535

Cash flows from financing activities:
      Proceeds from long-term debt ....................................       36,000            --
      Proceeds from notes payable to banks ............................          979            --
      Proceeds from common stock ......................................          225           254
      Collection of notes receivable for stock purchases ..............           90           503
      Repayments of long-term debt ....................................      (34,731)           --
      Repayment of notes payable to banks .............................       (1,128)         (525)
      Purchase of treasury shares .....................................           --        (7,574)
      Repayment of notes payable to former shareholders ...............           --          (233)
                                                                            --------      --------
                   Cash provided by (used in) financing activities ....        1,435        (7,575)

Effect of exchange rate changes on cash and cash equivalents ..........           --           (98)
                                                                            --------      --------
Cash used in all activities ...........................................       (1,609)       (1,826)
Cash and cash equivalents, beginning of period ........................        7,806         8,247
                                                                            --------      --------
Cash and cash equivalents, end of period ..............................     $  6,197      $  6,421
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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

         The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2000, and for all interim periods presented. All adjustments are normal recurring accruals.

         Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000, are not necessarily indicative of the operating results to be achieved for the full year.

2. FOREIGN EXCHANGE RISK

         The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The unrealized gains or losses on financial instruments used to hedge currency risk are deferred and recognized when realized as an adjustment to contract revenue. The Company has no financial instruments to hedge currency risk at September 30, 2000.

3. EARNINGS PER SHARE

         Basic and diluted earnings (loss) per common share for the three month and nine month periods ended September 30, 2000 and 1999, are computed as follows:

                                                        THREE MONTHS                         NINE MONTHS
                                                     ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                              -------------------------------      -------------------------------
                                                   2000              1999              2000               1999
                                              --------------     ------------      ------------      -------------
Net loss applicable to
  common shares .........................     $      (5,742)     $     (4,290)     $    (16,000)     $     (20,950)
                                              =============      ============      ============      =============

Weighted average number of
  common shares outstanding
  for basic earnings per share ..........        14,018,645        12,932,898        14,003,973         13,058,181

Effect of dilutive potential common
  shares from stock options .............                --                --                --                 --
                                              -------------      ------------      ------------      -------------

Weighted average number of
  common shares outstanding
  for diluted earnings per share ........        14,018,645        12,932,898        14,003,973         13,058,181
                                              =============      ============      ============      =============

Earnings (loss) per common share:
  Basic .................................     $        (.41)     $       (.33)     $      (1.14)     $       (1.60)
                                              =============      ============      ============      =============
  Diluted ...............................     $        (.41)     $       (.33)     $      (1.14)     $       (1.60)
                                              =============      ============      ============      =============

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


3. EARNINGS PER SHARE (CONTINUED)

         At September 30, 2000, there were 1,938,800 potential common shares excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect.

4. COMPREHENSIVE INCOME

         Comprehensive income for the Company includes net income and foreign currency translation adjustments which are charged or credited to the cumulative foreign currency translation adjustment account within stockholders' equity. There were no related tax effects associated with the Company's calculation of comprehensive income. Comprehensive income for the periods ended September 30, 2000 and 1999, consists of:

                                              THREE MONTHS               NINE MONTHS
                                          ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                        ----------------------      ----------------------
                                          2000          1999          2000          1999
                                        --------      --------      --------      --------
Net loss ..........................     $ (5,742)     $ (4,290)     $(16,000)     $(20,950)

Other comprehensive income (loss) -
  foreign currency translation
  adjustments .....................           --            --            --           (98)
                                        --------      --------      --------      --------

Comprehensive income (loss) .......     $ (5,742)     $ (4,290)     $(16,000)     $(21,048)
                                        ========      ========      ========      ========


5. LONG-TERM DEBT

         Effective June 30, 2000, the Company amended its $150.0 million credit agreement with a syndicated bank group. The amended credit agreement subjects the $100.0 million revolving portion of the credit facility to borrowing base requirements. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Borrowings are payable at termination on February 20, 2003. Interest is payable quarterly at a Base Rate plus a margin of 2.25% or a Eurodollar Rate plus a margin of 3.5%. A commitment fee on the unused portion of the credit agreement is payable quarterly at 0.75%. The amended credit agreement is collateralized by substantially all of the company's assets, including stock of the principal subsidiaries of the Company. The amended credit agreement restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $0.9 million, net of accumulated amortization of $0.2 million, are included in other assets at September 30, 2000.

         As of September 30, 2000, there was $45.4 million available under the amended revolving credit facility for borrowings, of which $17.0 million had been borrowed at an average interest rate of 10.5%. Outstanding letters of credit at September 30, 2000 totaled $16.2 million, leaving availability for standby and commercial letters of credit of $116.8 million.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


6. CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

         The Company provides construction, engineering and specialty services to the oil and gas industry. The Company's principal markets are currently Africa, the Middle East, South America, and the United States. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying condensed consolidated financial statements. Based upon the advice of local advisors in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which it operates, management believes the Company has followed the current practices in those countries; however, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future. The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism.

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


       Current assets ....................................   $ 6,826
       Property, plant and equipment .....................     3,523
       Current liabilities ...............................    (3,044)
       Deferred income taxes .............................      (515)
       Long term debt ....................................      (335)
                                                             -------

                                                               6,455
       Excess of purchase price over net assets acquired..       766
                                                             -------

                                                             $ 7,221
                                                             =======

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

         All U.S. government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the client. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances within the control of the Company. The Australian project was completed after July 1, 2000, the date on which liquidated damages were scheduled to commence under the contract. However, the Company has submitted claims for extension of the scheduled completion date and believes these claims are valid. The Company believes it has adequately provided for any liquidated damages that could apply. Recovery of some of the cost overruns on this project may also be possible; but until realization is assured, no recoveries will be recognized.

         The world's economies are continuing their recovery following the downturn of 1997-98. This fact, along with current oil prices, suggest that many significant development projects and energy infrastructure projects will now likely proceed, including a number of projects in emerging markets which were put on hold over the past two to three years. Activity in the Company's key markets appears to be improving and it believes the Chad-Cameroon Pipeline Project recently awarded to a joint venture lead by the Company is the first of several major projects which will characterize this cycle in the industry.

         The Company recognizes anticipated contract revenue as backlog when the award of a contract is reasonably assured. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. New contract awards totaled $244.5 million during the quarter ended September 30, 2000. Additions to backlog during the period are as follows: construction,

$214.6 million; engineering, $19.6 million; and specialty services, $10.3 million. Backlog decreases by type of service are as follows: construction, $44.4 million; engineering, $15.3 million; and specialty services, $14.6 million. Backlog at the end of the quarter was up $170.2 million (88%) to $362.7 million and consisted of the following: (a) construction, $262.4 million, up $170.2 million (185%); (b) engineering, $51.6 million, up $4.3 million (9%); and
(c) specialty services, $48.7 million, down $4.3 million (8%). Construction backlog consists primarily of engineering, procurement and construction projects in Nigeria and a construction project in Chad-Cameroon. Specialty services backlog is primarily attributable to a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10% interest in Venezuela and a three-year dredging contract awarded in 1998 in Nigeria.

         On January 24, 2000, the company acquired Rogers & Phillips, Inc. ("RPI"), a closely held pipeline construction company in Houston Texas with an experienced management team and a strong market position in the Gulf Coast area. Founded in 1992, RPI provides a full range of construction services for pipeline operating companies, including station and piping projects in congested urban areas and inside plants, as well as cross-country pipelines. The consideration included 1,035,000 shares of the Company's common stock and approximately $1.7 million in cash and acquisition costs. The transaction was accounted for as a purchase. RPI contributed approximately $15.8 million of revenue during the quarter.

         On March 6, 2000, the Company announced that Willbros USA, Inc.'s administrative headquarters and some construction support services would be moved from Tulsa, Oklahoma, to Houston, Texas, during 2000. The total cost of the move and termination benefits is currently estimated to be between $3.5 million and $4.5 million, of which approximately $1.5 million and $0.8 million has been incurred for the nine months and three months ended September 30, 2000, respectively.

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

         The Company's ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of its competitors, its clients and its work locations. The Company does not believe that its revenue or results of operations were adversely affected in this regard during the periods ended September 30, 2000 or 1999.

         Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999

         Contract revenue increased $32.4 million (76%) to $74.9 million in connection with (a) $19.1 million of additional construction revenue primarily from new construction contracts in the United States and Offshore West Africa;
(b) increased engineering revenue of $5.8 million associated with an increase of engineering services in the United States; and (c) an increase of $7.5 million in specialty services revenue principally from operations in Nigeria. Revenue in the United States increased $19.3 million (169%) primarily due to construction projects in Indiana, Illinois and Louisiana by RPI. Nigeria revenue increased $11.3 million (68%) related to work performed on a pipeline engineering, procurement and construction project and an increase in specialty services work, particularly dredging. Offshore West Africa revenue increased $6.8 million due to work on an engineering, procurement and construction project to install offshore pipelines and facilities. Oman revenue increased $0.8 million (42%) due to increased construction and service revenues. Australia revenue decreased $5.1 million (98%) as a result of completion in 2000 of a construction contract begun in 1999. Venezuela revenue decreased $1.0 million (13%). Revenue in all other areas combined increased $0.3 million.

         Contract costs increased $32.1 million (96%) to $65.6 million due to an increase of $23.9 million in construction services costs, an increase of $3.6 million in engineering services cost, and an increase of $4.6 million in specialty services costs. Construction services costs increased primarily as a result of increased construction activity, lower margin work and project delays. Engineering and specialty services costs increased primarily due to increases in these services. Contract costs in Nigeria and Venezuela increased more than increases in revenue due to lower margin work and project delays. Variations in contract cost for all other countries were closely related to the variations in contract revenue.

         Depreciation and amortization expense increased $0.2 million, resulting from accelerated amortization of certain leasehold improvements associated with vacated administrative office space in Tulsa.

         General and administrative expense increased $1.9 million (33%) to $7.7 million primarily due to approximately $1.1 million of RPI general and administrative expense and approximately $0.6 million in office relocation costs that were incurred during the period.

         Operating loss increased $1.8 million (90%) to an operating loss of $3.8 million. Increases in operating income in U.S. Engineering, which increased $1.7 million from zero operating income in 1999 to $1.7 million in 2000; Oman, which increased $0.5 million to $0.2 million compared to an operating loss of $0.3 million in 1999; were offset by lower margin work and project delays in Nigeria and Venezuela and $0.8 million of costs resulting from relocation of the administrative offices.

         Interest - net decreased $0.9 million to $0.7 million expense due to an increase in borrowings during the period.

         Other - net income (expense) increased $2.1 million to $1.1 million income in 2000 from a $1.0 million expense in 1999. In 2000, the Company sold surplus equipment primarily from Indonesia and U.S. Construction for $7.4 million, resulting in a $0.4 million gain, and collected $0.5 million relating to a prior year insurance claim. The remaining increase is due largely to cost associated with pursuing mergers and acquisitions in 1999 not repeated in 2000.

         The provision for income taxes increased $0.9 million (90%) due primarily to the increase in taxable revenue in Nigeria. Although the Company has a loss before income taxes, a provision for income taxes is required due to income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in other countries.


         Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

         Contract revenues increased $122.8 million (109%) to $235.5 million due to (a) $92.4 million of increased construction revenue resulting primarily from new construction contracts in Nigeria, Australia and the United States; (b) increased engineering revenue of $15.4 million due to an increase of engineering services work in the United States and Nigeria; and (c) an increase of $15.0 million in specialty services revenue, principally from operations in Nigeria, Oman and Venezuela. Nigeria revenue increased $60.3 million (126%) due to revenue from work performed on a pipeline engineering, procurement and construction project and increased specialty services work. Revenue in the United States increased $35.9 million (115%) primarily due to construction projects in Indiana, Illinois and Louisiana by RPI. Australia revenue increased $15.4 million due to a construction contract started in the second half of 1999 and completed in July 2000. Offshore West Africa revenue increased $10.8 million due to work begun on an engineering, procurement and construction project to install offshore pipelines and facilities. Venezuela revenue increased $2.9 million (17%) due to work performed on a water injection platform construction contract and several new service contracts. Oman revenue increased $2.7 million (44%) due to increased construction and service revenues. Indonesia revenue decreased $3.2 million (100%) due to the completion in 1999 of construction projects in that country. Ivory Coast revenue decreased $1.7 million (100%) due to the completion of work in 1999 on pipeline projects in that country. Revenues in all other areas decreased $0.3 million.

       Contract costs increased $110.3 million (116%) to $205.7 million due to an increase of $89.0 million in construction services cost, an increase of $13.7 million in engineering services cost and an increase of $7.6 million in specialty services costs. Variations in contract costs by country were closely related to the variations in contract revenues.

         General and administrative expense increased $1.3 million (6%) to $21.9 million. This increase included $2.3 million due to RPI general and administrative expense and $1.3 million in office relocation costs that were partially offset by a $2.3 million reduction in general and administrative expense as a result of scaling back or eliminating activities in certain work countries and personnel reductions in the United States.

         Operating loss declined $11.3 million (57%) to an operating loss of $8.4 million. Increases in operating income in Nigeria, which improved $22.0 million to $13.9 million compared to a loss of $8.1 million in 1999; Offshore West Africa, which increased $2.0 million to a loss of $0.9 million compared to an operating loss of $2.9 million in 1999; US Engineering, which increased $2.0 million to $4.2 million compared to $2.2 million in 1999; and United States Construction, which improved $1.5 million to a loss of $0.8 million compared to an operating loss of $2.3 million in 1999; were offset by recognizing a $15.3 million operating loss on a pipeline construction project in Australia that was impacted by unanticipated labor difficulties and delays caused by weather and a subcontractor. Operating income in all other areas decreased $0.9 million.

         Interest - net decreased $1.9 million to $1.2 million expense due to an increase in borrowings during the period.

         Minority interest expense increased $0.3 million (27%) to $1.4 million due to an increase in activity in countries where minority interest partners were involved.

         Other - net income (expense) decreased $0.4 million to $1.3 million income primarily due to gains on disposals of equipment in 1999 exceeding gains on disposals of equipment in 2000.

         The provision for income taxes increased $3.8 million (152%) primarily due to the increase in taxable revenue in Nigeria. Although the Company has a loss before income taxes, a provision for income taxes is required due to income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.


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

         Cash and cash equivalents decreased $1.6 million (21%) to $6.2 million at September 30, 2000, from $7.8 million at December 31, 1999. The decrease was due to cash flows of $1.1 million from operations and $1.4 million from financing activities, offset by $4.1 million for investing activities (the net result of the purchase of $11.5 million of equipment and spare parts and proceeds of $7.4 million from sales of surplus equipment).

         Effective June 30, 2000, the Company amended its $150.0 million credit agreement with a group of syndicated banks as a result of certain anticipated events, which if they occurred, could have potentially resulted in the Company being unable to comply with certain of its financial covenants. The amended credit agreement subjects the $100.0 million revolving portion of the credit facility to borrowing base requirements. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Borrowings are payable at termination on February 20, 2003. Interest is payable quarterly at a Base Rate plus a margin of 2.25% or a Eurodollar Rate plus a margin of 3.5%. A commitment fee on the unused portion of the credit agreement is payable quarterly at 0.75%. The amended credit agreement is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries of the Company. The amended credit agreement restricts the payment of cash dividends and requires the company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts.

         As of September 30, 2000, there was $45.4 million available under the amended revolving credit facility for borrowings, of which $17.0 million had been borrowed at an average interest rate of 10.5%. Outstanding letters of credit at September 30, 2000 totaled $16.2 million, leaving availability for standby and commercial letters of credit of $116.8 million.

         The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $8.3 million at September 30, 2000, for which there were no outstanding borrowings.

         The Company believes that cash flows from operations and borrowing under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations at least through December 31, 2000. The Company estimates total capital expenditures for equipment and spare parts to be approximately $12.0 to $15.0 million during 2000.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process. The Company does not expect SFAS No. 133 as amended to have an impact on its results of operations, financial position or cash flows as it currently does not have any derivative instruments or hedging activities.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". This document expresses the views of the SEC in applying generally accepted accounting principles while recognizing revenue. In June 2000, the SEC issued SAB 101B, "Deferral of the Effective Date of SAB 101", which deferred the effective date of SAB 101 to the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the impact of adoption of the SAB and currently does not anticipate that adoption of the views expressed in this document will have a material impact on the methodology the Company uses to recognize revenue.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

         The Company's primary market risk is its exposure to changes in non-U.S. currency exchange rates. The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at September 30, 2000.

         The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2000 due to the generally short maturities of these items. The Company invests primarily in short-term dollar denominated bank deposits, and at September 30, 2000 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. The Company has the ability and expects to hold its investment to maturity.

       The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At September 30, 2000, $17.0 million of the Company's indebtedness was subject to variable interest rates. The weighted average effective interest rate on the variable rate debt for the nine months ended September 30, 2000 was 9.3%. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before income taxes by $0.2 million for the nine-month period. At September 30, 2000, the Company's fixed rate debt approximated fair market value based upon discounted future cash flows using current market prices.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     Not applicable


Item 2. Changes in Securities and Use of Proceeds

     Not applicable


Item 3. Defaults upon Senior Securities

     Not applicable


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable


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

         27    Financial Data Schedule.

     (b) Reports on Form 8-K

         There were no current reports on Form 8-K filed during the three months ended September 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WILLBROS GROUP, INC.


Date:  November 13, 2000              By:        /s/ Melvin F. Spreitzer
                                          -------------------------------------
                                                   Melvin F. Spreitzer
                                                Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)

                               INDEX TO EXHIBITS




         The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.



     Exhibit
     Number       Description
     -------      ------------------------
       27         Financial Data Schedule.