Form 10-K405
period 2000-12-31
WILLBROS GROUP INC
filed 2001-04-02
CIK 895450

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                             PLAZA BANCOMER BUILDING
                             50TH STREET, 8TH FLOOR
                                  APARTADO 6307
                          PANAMA 5, REPUBLIC OF PANAMA
                          TELEPHONE NO.: (507) 213-0947
          (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
      Title of each class                                on which registered
-------------------------------                        -----------------------
 Common stock, $.05 Par Value                          New York Stock Exchange
Preferred Share Purchase Rights                        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 22, 2001, 14,205,976 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $124,907,999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000, are incorporated by reference into Parts I and II of this Form 10-K.

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2001 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                              WILLBROS GROUP, INC.

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                          PART I
Items 1.
  and 2.       Business and Properties................................................................       4

Item 3.        Legal Proceedings......................................................................      23

Item 4.        Submission of Matters to a Vote of
               Security Holders.......................................................................      23

Item 4A.       Executive Officers of the Registrant...................................................      24

                                          PART II

Item 5.        Market for Registrant's Common Equity
               and Related Stockholder Matters........................................................      26

Item 6.        Selected Financial Data................................................................      26

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........................................      26

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.............................      26

Item 8.        Financial Statements and Supplementary Data............................................      26

Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.................................................      26

                                         PART III

Item 10.       Directors and Executive Officers of the Registrant.....................................      26

Item 11.       Executive Compensation.................................................................      27

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management..................................................................      27

Item 13.       Certain Relationships and Related Transactions.........................................      27

                                          PART IV

Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K................................................................      27

Signatures     .......................................................................................      30

                           FORWARD-LOOKING STATEMENTS

     THIS FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED OR INCORPORATED BY REFERENCE IN THIS FORM 10-K WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS WHICH THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), OIL, GAS AND POWER PRICES AND DEMAND, EXPANSION AND OTHER DEVELOPMENT TRENDS OF THE OIL, GAS AND POWER INDUSTRIES, BUSINESS STRATEGY, EXPANSION AND GROWTH OF THE COMPANY'S BUSINESS AND OPERATIONS, AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY THE COMPANY IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AS WELL AS OTHER FACTORS IT BELIEVES ARE APPROPRIATE IN THE CIRCUMSTANCES. HOWEVER, WHETHER ACTUAL RESULTS AND DEVELOPMENTS WILL CONFORM WITH THE COMPANY'S EXPECTATIONS AND PREDICTIONS IS SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS INCLUDING THE TIMELY AWARD OF ONE OR MORE PROJECTS; CANCELLATION OF PROJECTS; EXCEEDING PROJECT COST AND SCHEDULED TARGETS; FAILING TO REALIZE COST RECOVERIES FROM PROJECTS COMPLETED OR IN PROGRESS WITHIN A REASONABLE PERIOD AFTER COMPLETION OF THE RELEVANT PROJECT; IDENTIFYING AND ACQUIRING SUITABLE ACQUISITION TARGETS ON REASONABLE TERMS; OBTAINING ADEQUATE FINANCING; THE DEMAND FOR ENERGY DIMINISHING; POLITICAL CIRCUMSTANCES IMPEDING THE PROGRESS OF WORK; GENERAL ECONOMIC, MARKET OR BUSINESS CONDITIONS; CHANGES IN LAWS OR REGULATIONS; THE RISK FACTORS LISTED IN THIS FORM 10-K AND LISTED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION; AND OTHER FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FORM 10-K ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY THE COMPANY WILL BE REALIZED OR, EVEN IF SUBSTANTIALLY REALIZED, THAT THEY WILL HAVE THE EXPECTED CONSEQUENCES TO OR EFFECTS ON THE COMPANY OR ITS BUSINESS OR OPERATIONS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY ANY SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

     Willbros Group, Inc. and all of its majority-owned subsidiaries (the "Company") is one of the leading independent contractors serving the oil, gas and power industries, providing construction, engineering and specialty services to industry and government entities worldwide. The Company places particular emphasis on projects in developing countries where the Company believes its experience gives it a competitive advantage. The Company's construction services include the building and replacement of major pipelines and gathering systems, flow stations, pump stations, gas compressor stations, gas processing facilities, oil and gas production facilities, piers, dock facilities and bridges. The Company's engineering services include feasibility studies, conceptual and detailed design, field services, material procurement and overall project management. The Company's specialty services include dredging, pipe coating, pipe double jointing, removal and installation of flowlines, fabrication of piles and platforms, maintenance and repair of pipelines, stations and other facilities, pipeline rehabilitation, general oilfield services, transport of oilfield equipment, rigs and vessels and facility operations. The Company's backlog was $373.9 million at December 31, 2000, compared to $253.1 million at December 31, 1999.

     The Company provides its services utilizing a large fleet of Company-owned equipment comprised of, among other things, marine vessels, barges, dredges, pipelaying equipment, heavy construction equipment, transportation equipment and camp equipment. At March 12, 2001, the Company had approximately 625 units of heavy construction equipment, 843 units of transportation equipment and 5,025 units of support equipment. The Company's equipment fleet is supported by warehouses of spare parts and tools, which are located to maximize availability and minimize cost.

     The Company traces its roots to the construction business of Williams Brothers Company, founded in 1908. Through successors to that business, Willbros has completed many landmark projects around the world, including the "Big Inch" and "Little Big Inch" War Emergency Pipelines (1942-44), the Mid-America Pipeline (1960), the TransNiger Pipeline (1962-64), the Trans-Ecuadorian Pipeline (1970-72), the northernmost portion of the Trans-Alaskan Pipeline System (1974-76), the All American Pipeline System (1984-86), Colombia's Alto Magdalena Pipeline System (1989-90), and a portion of the Pacific Gas Transmission System expansion (1992-93). In September 2000, the Company, though a joint venture led by a subsidiary of the Company, was awarded yet another landmark project, the scope of which includes the engineering, procurement and construction ("EPC") of a 665-mile (1,070 kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa (the "Chad-Cameroon Pipeline Project").

     Over the years, Willbros has been employed by more than 400 clients to carry out work in 55 countries. Within the past 10 years, Willbros has worked in Africa, Asia, Australia, the Middle East, North America and South America. Willbros' relatively steady base of ongoing construction, engineering and specialty services operations in Nigeria, Oman, the United States and Venezuela has been enhanced by major construction and engineering projects in Abu Dhabi, Australia, Cameroon, Colombia, Egypt, Gabon, Indonesia, Ivory Coast, Kuwait, Morocco, Nigeria, Oman, Pakistan, Russia, the United States and Venezuela.

     Representative clients (or affiliates of clients) of the Company include Royal Dutch Shell; Asamera (Overseas) Limited; Apache Cote d'lvoire; Pecten Cameroon; Bilfinger + Berger; Conoco; Chevron; Kuwait Oil Company; Abu Dhabi National Oil Company; U.S. Army; U.S. Navy; Pacific Gas & Electric; Petroleum Development Oman; Enron; El Paso Energy; Petroleos de Venezuela S.A. ("PDVSA"); Transredes; Occidental Petroleum; Duke Energy; Great Lakes Gas Transmission Company; E.N.I.; The Williams Companies; Nigerian National Petroleum Corporation ("NNPC"); and the Pak-Arab Refinery, Ltd. ("PARCO"). Private sector clients such as Royal Dutch Shell have historically accounted for the majority of the Company's revenue. Government entities and agencies, such as Kuwait Oil
Company, U.S. Army, U.S. Navy, NNPC and PDVSA, have accounted for the remainder. Ten clients were responsible for 84% of the Company's total revenue in 2000 (67% in 1999 and 78% in 1998). Operating units of Royal Dutch Shell accounted for 44% and Duke Energy accounted for 11% of the Company's total revenue in 2000.

     The Company is incorporated in the Republic of Panama and maintains its headquarters at Plaza Bancomer Building, 50th Street, 8th Floor, Apartado 6307, Panama 5, Republic of Panama; its telephone number is (507) 213-0947. Administrative services for the Company are provided by Willbros USA, Inc., whose administrative headquarters is located at 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027 and telephone number is (713) 403-8000.

CURRENT MARKET CONDITIONS

     The world's economies have begun their recovery following the downturn of 1997-98. This fact, along with current oil and gas prices, suggests that many significant development projects and energy infrastructure projects will now likely proceed, including a number of projects in emerging markets which were put on hold over the past two to three years. Activity in the Company's key markets appears to be improving and management believes the Chad-Cameroon Pipeline Project awarded in September 2000 is the first of several major projects which will characterize this cycle in the industry. These projects include natural gas, crude oil and petroleum products pipeline systems, LNG projects and ancillary projects. Industry sources estimate that worldwide pipeline construction expenditures will be approximately $17.0 billion for projects completed in 2001 and another $63.5 billion for projects planned to be completed after 2001.

     The Company believes that certain of these projects will meet its bidding criteria, and that the Company's worldwide pipeline construction, engineering and specialty services experience places it in an advantageous position to compete for such projects. The Company currently has a number of significant bids outstanding with respect to potential contract awards in Bolivia, Cameroon, Chad, Ecuador, Nigeria, Oman, the United States and Venezuela. The Company is currently preparing bids with respect to potential contract awards in Abu Dhabi, Nigeria, Oman, Saudi Arabia, the United States and Venezuela. Finally, the Company expects to prepare and submit bids with respect to certain other potential construction and engineering projects in Africa, Asia, the Middle East, North America and South America during 2001.

     Over the long term, the Company believes several factors influencing the global energy market have led to and will continue to result in increased activity across the types of service it provides. The factors leading to higher levels of energy-related capital expenditures include: (a) rising global energy demand resulting from economic growth in developing countries; (b) the privatization of certain state-controlled oil and gas companies; (c) the need for larger oil and gas transportation infrastructures in a number of developing countries, and (d) the increasing role of natural gas as a fuel for power generation.

BUSINESS STRATEGY

     The Company seeks to maximize stockholder value through its business strategy. The core elements of this strategy are: (a) to concentrate on projects and prospects in areas where it can be most competitive and obtain the highest profit margins; (b) pursue engineer-procure-construct contracts with a renewed vigor because they can often yield higher profit margins than construction-only contracts; (c) focus on performance and project execution in order to maximize the profit potential on each contract awarded; (d) maintain its commitment to safety and quality; (e) develop alliances with companies who will enhance its capability and competitiveness in markets throughout the world, and (f) pursue growth through expansion, mergers, acquisitions and equity investments while maintaining a strong balance sheet.

     In pursuing this strategy, the Company relies on the competitive advantage gained from its experience in completing logistically complex and technically difficult projects in remote areas with difficult terrain and harsh climatic conditions, and its experienced multinational work force of approximately 2,200 employees, of whom more than 80 percent are citizens of the respective countries in which they work. Recognizing our employees as our most sustainable competitive advantage, the Company continues to invest in its employees to ensure that they have the training and tools needed to be successful in today's challenging environment.

     The Company's short-term strategy during the past two years has been to reduce operating and overhead costs to a level that is justified by expected revenues. To accomplish this strategy, the Company downsized operations or offices in work countries where expected returns have not materialized, identified and sold surplus equipment and continues to evaluate administrative systems and employee benefits. The Company's long-term strategies remain unchanged. In carrying out the core elements of its long-term strategies, the Company builds from the following.

     Geographic Area.   The Company's objective is to maintain and enhance its
presence in regions where it has developed a strong base of operations, such as Africa, the Middle East, North America and South America, by capitalizing on its local experience, established contacts with local customers and suppliers, and familiarity with local working conditions. In addition, the Company seeks to establish a presence in other strategically important areas, such as Algeria, Bolivia, Cameroon, Canada, Chad, Ecuador and Saudi Arabia as well as other selected areas. In pursuing this strategy, the Company seeks to identify a limited number of long-term niche markets in which the Company can outperform the competition and establish an advantageous position.

     Strategic Alliances.   The Company seeks to establish strategic alliances
with companies whose resources, skills and strategies are complementary to and are likely to enhance the Company's business opportunities, including the formation of joint ventures and consortia to achieve competitive advantage and share risks. Such alliances have already been established in Argentina, Australia, Bolivia, Cameroon, Chad, Indonesia, Malaysia, Thailand, the United States and Venezuela. As a related strategy, the Company may decide to make an equity investment in a project in order to enhance its competitive position and/or maximize project returns. This strategy led in 1998 to the Company's Venezuelan subsidiary taking a 10 percent equity interest in a 16-year contract to operate, maintain and refurbish water injection facilities in Lake Maracaibo, Venezuela. Another example is, in 2000, a joint venture in which another of the Company's subsidiaries has a 50 percent equity interest received a contract for the construction of the Chad-Cameroon Pipeline Project.

     Acquisitions.   The Company seeks to identify, evaluate and acquire
companies that offer growth opportunities and the ability to complement the Company's resources and capabilities. Consistent with this strategy, in January 2000, the Company acquired Rogers & Phillips, Inc., a closely held pipeline construction company in Houston, Texas with an experienced management team and a strong market position in the U.S. Gulf Coast area.

     Quality Improvements.   The Company's quality program enhances the
Company's ability to meet the specific requirements of its customers through continuous improvement of all its business processes, while at the same time improving competitiveness and profitability. ISO 9000, an internationally recognized verification system for quality management, has in recent years been made a criterion for prequalification of contractors by certain clients and potential clients, and this trend is expected to continue. The certification process involves a rigorous review and audit of the Company's management processes and quality control procedures. Currently, four of the Company's key operating subsidiaries currently have ISO 9000 certification.

     Conservative Financial Management.   The Company emphasizes the
maintenance of a conservative balance sheet in order to finance the development and growth of its business. The Company also seeks to obtain contracts that are likely to result in recurring revenues in order to partially mitigate the cyclical nature of its construction and engineering businesses. For example, the Company generally seeks to obtain specialty services contracts of more than one year in duration. Additionally, the Company acts to minimize its exposure to currency fluctuations through the use of U.S. dollar-denominated contracts whenever possible, by limiting payments in local currency to approximately the amount of local currency expenses, and otherwise by engaging in hedging activities such as purchasing foreign currency forward contracts. The Company had no forward contracts at December 31, 2000.

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

     In 1975, Williams elected to discontinue its pipeline construction activities and, in December 1975, sold substantially all of the non-U.S. assets and entities comprising its pipeline construction division to a newly formed Panama corporation (eventually renamed "Willbros Group, Inc.") owned by employees of the division. In 1979, Willbros Group, Inc. retired its debt incurred in the acquisition by selling a 60 percent equity interest to Heerema Holding Construction, Inc. ("Heerema"). In 1986, Heerema acquired the balance of Willbros Group, Inc., which then operated as a wholly owned subsidiary of Heerema until April 1992.

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

1974-76 Led a joint venture which constructed 290 miles (465 kilometers) of pipeline and two pump stations in the difficult to access western Amazon basin of Peru.

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

1988-92 Performed project management, engineering, procurement and field support services to expand the Great Lakes Gas Transmission System in the northern United States. The expansion involved modifications to 13 compressor stations and the addition of 660 miles (1,060 kilometers) of 36-inch pipeline in 50 separate loops.

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

1994 Re-entered Venezuela oil service market through the acquisition of Construcciones Acuaticas Mundiales, S.A. ("CAMSA").

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

1999-00 Carried out a contract through a joint venture to construct a 492-mile (792-kilometer), 18-inch gas pipeline in Australia.

2000 Acquired Rogers & Phillips, Inc., a United States pipeline construction company.

2000 Awarded an EPC contract for the 665-mile (1,070 kilometer), 30-inch crude oil Chad-Cameroon Pipeline Project, through a joint venture with Spie Capag(Jersey) Ltd.

2000 Relocated the Willbros USA, Inc. administrative headquarters from Tulsa, Oklahoma to Houston, Texas.


SERVICES PROVIDED

     The Company operates in a single operating segment providing contract construction, engineering and specialty services to the oil, gas and power industries. The following table reflects the Company's contract revenue by type of service for 2000, 1999 and 1998.

                                                             YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------------
                                           2000                       1999                       1998
                                   ---------------------      ---------------------      ---------------------
                                    AMOUNT      PERCENT        AMOUNT      PERCENT        AMOUNT      PERCENT
                                   --------     --------      --------     --------      --------     --------
                                                          (DOLLAR AMOUNTS IN THOUSANDS)
Construction services ........     $192,270           61%     $ 67,690           38%     $185,995           66%
Engineering services .........       58,709           19        70,500           40        63,258           22
Specialty services ...........       63,311           20        38,374           22        32,365           12
                                   --------     --------      --------     --------      --------     --------
     Total ...................     $314,290          100%     $176,564          100%     $281,618          100%
                                   ========     ========      ========     ========      ========     ========


   Construction Services

     The Company is one of the most experienced contractors serving the oil, gas and power industries. The Company's construction capabilities include the expertise to construct and replace large-diameter cross-country pipelines; to construct oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities and other related facilities; and to construct piers, docks and bridges.

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

     Station Construction.   Oil and gas companies require various facilities
in the course of producing, processing, storing and moving oil and gas. The Company is experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. The Company is capable of building such facilities onshore, offshore, in shallow water or in swamp locations. The construction of station facilities, while not nearly as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options, and in countries where the importation process is difficult. Willbros' capabilities have been enhanced by its experience in dealing with such challenges in numerous countries around the world.

     Marine Construction.   The Company constructs and installs fixed drilling
and production platforms in Venezuela, primarily in Lake Maracaibo, and is also capable of building bridges, docks, jetties and mooring or breasting dolphins. The Company's marine fleet includes pile driving barges, derrick barges and other vessels, which support marine construction operations. During 1998, the Company purchased a combination derrick/lay barge (the "Willbros 318") to perform shallow water pipelay and maintenance projects in offshore West Africa. This 300-foot (91-meter) barge is capable of laying up to 24-inch diameter pipe in up to 250-foot water depths.

   Engineering Services

     The Company provides engineering, project management and material procurement services to the oil, gas and power industries and government agencies. The Company specializes in providing engineering services to assist clients in constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, and field gathering and production facilities. Through experience, the Company has developed expertise in addressing the unique engineering issues involved with pipeline systems and associated facilities to be installed where climatic conditions are extreme, where areas of environmental sensitivity must be crossed, where fluids which present extreme health hazards must be transported, and where fluids which present technical challenges regarding material selection are to be transported.

     To complement its engineering services, the Company also provides a full range of field services, including surveying, right-of-way acquisition, material receiving and control, construction inspection and facilities startup assistance. Such services are furnished to a number of oil, gas, power and government clients on a stand-alone basis; and, in addition, are provided as part of EPC contracts undertaken by the Company.

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

     Natural Gas Transmission Systems.   The expansion of the natural gas
transportation network in the United States in recent years has been a major contributor to the engineering business of the Company. The Company believes it has established a strong position as a leading supplier of engineering services to natural gas pipeline transmission companies in the United States. Since 1988, Willbros has provided, or is providing, engineering services for ten major natural gas pipeline projects in the United States, totaling more than 7,679 miles (12,365 kilometers) of large diameter pipe for new systems and expansions of existing systems. During this same period, Willbros was also the engineering contractor for 33 compressor stations (or additions to existing stations) for 14 clients.

     Liquids Pipelines and Storage Facility Design.   Willbros has engineered
a number of crude oil and refined petroleum products systems throughout the world, and has become recognized for its expertise in the engineering of systems for the storage and transportation of petroleum products and crude oil. In recent years, the Company has been responsible for the engineering of a major expansion of a products pipeline system in the United States, involving 395 miles (640 kilometers) of pipeline in New Mexico and Texas. Currently, the Company is providing engineering and field services for conversion of a natural gas system in the Midwest United States, involving over 794 miles (1,279 kilometers) of 24-26-inch diameter pipeline to serve the upper Midwest with refined petroleum products.

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

   Specialty Services

     The Company provides a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines. Frequently, such services require the utilization of specialized equipment, which is costly and requires operating expertise. Due to the initial equipment cost and operating expertise required, many client companies contract for the use of such specialized equipment and experienced personnel. The Company owns and operates a variety of specialized equipment that is used to support construction projects and to provide a wide range of oilfield services. The following is a description of the primary types of specialty services.

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

This maintenance dredging is often performed under annual or multi-year contracts. The Company owns a fleet of dredges, including cutter suction dredges and grab dredges, which are routinely used in Nigeria and can be readily deployed to other projects in the region.

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

     Pipe Double-Jointing.   Large diameter pipe for onshore pipeline projects
is normally manufactured in 40-foot (12-meter) nominal lengths (joints) to facilitate ocean transportation. On long distance, large diameter pipeline projects, it is usually economical to weld two joints into an 80-foot (24-meter) double joint at a location or locations along the pipeline route. This technique reduces the amount of field welding by 50 percent, and, because welding is often the critical operation, it may accelerate construction of the pipeline. The double-joint welds are made with a semi-automatic submerged arc welding process, which produces high quality, consistent welds at lower costs than field welding. The Company owns two transportable self-contained double-joint plants, which can handle 24- to 48-inch diameter pipe and are used worldwide.

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

     Rig Moves.   Derricks used for drilling oil and gas wells and for well
work-overs require heavy transportation equipment to move such equipment, tanks and storage vessels between well locations. The Company owns a fleet of heavy trucks and trailers, and provides transportation services to its clients in Oman and Venezuela.

     Maintenance and Repair Services.   The Company provides a wide range of
other services including mechanical, electrical, instrumentation, civil works, road maintenance and provision of camp services for operating personnel associated with operation and maintenance of oil and gas gathering systems and production equipment.

     Facility Operations.   The Company, subsequent to the design,
commissioning and start-up phases of contracts, provides facility operations services to those clients desiring third party operations of facilities.

GEOGRAPHIC REGIONS

     The Company operates in the following geographic regions: Africa, Asia and Australia, the Middle East, North America and South America. The following table reflects the Company's contract revenue by geographic region for 2000, 1999 and 1998.

                                                             YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------------
                                           2000                       1999                       1998
                                   ---------------------      ---------------------      ---------------------
                                    AMOUNT      PERCENT        AMOUNT      PERCENT        AMOUNT      PERCENT
                                   --------     --------      --------     --------      --------     --------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
Africa .......................     $161,556           51%     $ 79,777           45%     $ 64,180           23%
North America ................       92,998           30        42,981           24        91,801           33
South America ................       26,141            8        23,801           14        75,350           26
Asia and Australia ...........       20,687            7        21,979           12        32,481           12
Middle East ..................       12,908            4         8,026            5        17,806            6
                                   --------     --------      --------     --------      --------     --------
     Total ...................     $314,290          100%     $176,564          100%     $281,618          100%
                                   ========     ========      ========     ========      ========     ========


See Note 13 to the Consolidated Financial Statements on page 40 of the Company's 2000 Annual Report to Stockholders (which is incorporated by reference herein) for additional information about the Company's operations in its work countries.

   Africa

     Africa has been and will continue to be an important strategic market for the Company. The Company believes that there will be opportunities to expand its business in Africa, particularly through the development of natural gas projects. There are large, potentially exploitable reserves of natural gas in West Africa, extending from the Ivory Coast to Angola. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. The Company intends to maintain its presence in Africa and seeks to increase its share of available work. Willbros is currently monitoring or bidding major work prospects in Algeria, Cameroon, Chad, Gabon, Ghana, Mozambique, Nigeria and Tanzania.

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

     Willbros has had a continuous presence in Nigeria since 1962. The Company's activities in Nigeria are directed from a fully staffed operational base near Port Harcourt. This 150-acre site includes office and living facilities, equipment and vehicle repair shops, a marine jetty, warehouses and fabrication and lay-down areas for both Company and client materials and spare parts. The Company has diversified its range of services by adding dredging and pipe coating expertise. Having diverse yet complementary capabilities has often given the Company a competitive advantage on projects that contain several distinct work elements within the project's scope of work. For example, the Company believes that it is currently the only contractor operating in the Nigerian oil and gas sector capable, on its own, of executing a pipeline construction project which requires yard coating of line pipe, installation of major water crossings, and both swamp and cross-country segments of pipeline.

     The Company's current activities in Nigeria include two major EPC contracts for Shell: (a) the Nembe Creek gas gathering pipeline system, and (b) four concrete barge-mounted gas compressor facilities for Shell's Nembe Creek Associated Gas project. Other ongoing activities in Nigeria are multi-year contracts to provide dredging services and swamp flowline maintenance services.

     During 1998, the Company purchased the Willbros 318 to further diversify its range of services by pursuing shallow water pipelay, utility and maintenance opportunities in offshore West Africa. Since its purchase, the Company successfully completed several offshore projects including the installation of decks and other production facilities on two offshore platforms, five miles (7.5 kilometers) of 8-inch and 10-inch pipelines, a single-point mooring system and a 2-mile, 20-inch offshore pipeline, and performed various other services for Texaco.

     Elsewhere in Africa, the Company completed a gas pipeline construction contract in Ivory Coast in January 1999 for Apache Cote d'lvoire. In September 2000, the Company, through a joint venture with Spie-Capag(Jersey) Ltd., was awarded a contract to construct the Chad-Cameroon Pipeline Project. The project scope includes engineering, procurement, and construction of a 665-mile (1,070-kilometer), 30-inch crude oil pipeline from the Doba fields in Chad to an export terminal on the coast of Cameroon. Engineering and procurement activities began in 2000. Pipeline construction is anticipated to begin in 2001 and end in 2003.

     The Company's backlog in Africa was $230.8 million at December 31, 2000, compared to $150.2 million at December 31, 1999.

   Asia and Australia

     In June 1999, Duke Energy International awarded a $100 million gas pipeline construction contract in Australia to a consortium in which a Willbros operating subsidiary has a 35 percent interest. The 492-mile (792-kilometer), 18-inch pipeline, completed in 2000, transports natural gas from Longford, Victoria to Sydney.

     In 1999, the Company completed contracts for Pak-Arab Refinery, Ltd. relating to the MFM Pipeline Extension Project in Pakistan. The contracts included the supply of project materials, the engineering and construction of 225 miles (365 kilometers) of 18- and 16-inch petroleum products pipeline, the expansion of an existing terminal (including 267,000 barrels of storage capacity), the addition of a new terminal and pump station (including 270,000 barrels of storage), the addition of a storage terminal (including 443,000 barrels of storage) and the design of a future pump station.

     The relative abundance of undeveloped natural gas resources, along with environmental concerns, favors the use of natural gas for power generation and industrial and residential usage in Asia and Australia. However, recent economic and political difficulties in certain countries in the region have caused the Company to re-evaluate this market, resulting in downsizing of its Jakarta, Indonesia office to a minimum level. The Company continues to evaluate maintaining a presence in the region and continues to monitor work prospects.

     The Company had no backlog in Asia and Australia at December 31, 2000, compared to $19.9 million at December 31, 1999.

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

     Willbros operations in the Middle East date back to 1948. It has worked in most of the countries in the region, with particularly heavy involvement in Iran, Kuwait, Oman and Saudi Arabia. Currently, the Company has ongoing operations in Oman, where Willbros has been active for more than 30 years. The Company maintains a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offers construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to its clients. In November 1999, the

Company was awarded a five-year contract by Oman LNG for general maintenance services. Other current operations in Oman include a general oilfield services contract for Occidental of Oman and an ad hoc services contract for Petroleum Development Oman ("PDO"). Work carried out in Oman during 2000 and 1999 includes pipeline construction, pipeline maintenance, mechanical services and flowline work.

     The Company's backlog in the Middle East was $6.7 million at December 31, 2000, compared to $11.1 million at December 31, 1999. The Company has active call out service contracts in place in Oman under which it performs work for such clients as Occidental and PDO on an as needed basis. Such contracts are not reflected in backlog.

   North America

     Willbros has provided services to the U.S. oil and gas industry for more than 80 years. The Company believes that the United States will continue to be an important market for its services. Recent deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which the Company expects will result in continued demand for its services. The demand for natural gas for industrial and power usage in the United States should increase the requirement to build new natural gas transportation infrastructure in the region. Supply to satisfy such market demand for natural gas will come from existing and new production in Western Canada, the Gulf of Mexico and the Canadian Atlantic offshore region. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs.

     Willbros is recognized as an industry leader in the United States for providing state-of-the-art engineering and construction services. The Company maintains a staff of experienced management, construction, engineering and support personnel in the United States. Currently, the Company is providing project management and engineering services for the following projects: the Gulfstream Natural Gas System to transport natural gas from southern Alabama and Mississippi to markets throughout central and south Florida; CMS Gas Transmission's Guardian Pipeline Project to transport natural gas from the Chicago area into Wisconsin; Southern Natural Gas Company's Southern Company Expansion Project to increase the capacity to transport natural gas in their existing system in Mississippi, Alabama and Georgia; the Trans-Union Interstate Pipeline Project to transport natural gas from Louisiana to a planned power plant in Arkansas; the Caballero Pipeline Project to transport natural gas from producing areas in northeastern New Mexico to a connecting pipeline in the Texas panhandle; and the Centennial Pipeline Project to convert an existing natural gas pipeline to transport refined petroleum products from the U.S. Gulf Coast to the Midwest United States.

     Willbros has also provided significant engineering services to the U.S. Government during the past 15 years, particularly in fuel storage and distribution systems and aircraft fueling facilities. Currently, the Company owns and operates two fueling facilities at Ft. Bragg, North Carolina, which were constructed in 1998 by the Company. The Company completed a similar facility in 2000 at Twenty-nine Palms Marine Corps Base in California.

     On January 24, 2000, the Company acquired Rogers & Phillips, Inc., a closely held pipeline construction company in Houston, Texas, with an experienced management team and a strong market position in the U.S. Gulf Coast area.

     The Company's backlog in North America was $106.7 million at December 31, 2000, compared to $30.8 million at December 31, 1999.

   South America

     Willbros' first entry into South America was in Venezuela in 1939. Recent developments involving political changes and privatization efforts in many of the South American countries make this region attractive to the Company. In particular, privatization and deregulation in this region are allowing more foreign and domestic private investment in the energy sector which, until recently, had traditionally been controlled by state-owned energy companies. In Argentina, Bolivia, Brazil, Chile and Peru, gas transportation projects will continue to evolve to meet increasing demand for gas for industrial and power usage in the rapidly growing urban areas. In Venezuela, Colombia and Ecuador, crude oil transportation systems will need to be built and upgraded so that the vast crude reserves in these countries can be efficiently exported to the world market. The Company is aggressively pursuing business opportunities throughout South America and currently bidding work or monitoring prospects in Argentina, Bolivia, Brazil, Colombia, Ecuador, Peru and Venezuela.

     Willbros has performed numerous major projects in South America, where its accomplishments include the construction of five major pipeline crossings of the Andes Mountains and setting a world altitude record for constructing a pipeline. Willbros' largest project in South America was a turnkey project for the procurement and construction of the Alto Magdalena Crude Oil Pipeline System in Colombia, awarded to Willbros in 1989 and completed in 1990.

     Venezuela is the largest oil producer in South America. With conservative estimates of proven reserves of more than 72 billion barrels of oil, PDVSA's plans for the future include an increase in oil production from its current level of approximately 3.0 million barrels per day to approximately 6.0 million barrels per day by 2006.

     In Venezuela, the Company maintains a fully staffed facility including offices, equipment, yard and dock facilities on a 15-acre waterfront site on Lake Maracaibo. Resident personnel provide services for both onshore and offshore projects. Services include pipeline construction, repair and maintenance services, fabrication and installation of concrete piles and platforms, marine related services, engineering support and other needed services. Major clients include international oil companies such as Shell, Occidental Petroleum, Chevron and operating subsidiaries of PDVSA, including Maraven, Corpoven and Lagoven. In 1998, the Company successfully completed a contract to construct 120 miles (200 kilometers) each of 36- and 20-inch pipelines originating from the Zuata Region of the Orinoco Belt for Petrozuata, a joint venture between Conoco and Maraven. Also during 1998, a consortium in which the Company holds a 10 percent equity interest was awarded a 16-year contract valued at $785.0 million to operate, maintain and refurbish the Lake Maracaibo water injection program for PDVSA Gas. In 2000, the Company completed the construction of a major crude oil, pumping station for Petrozuata. Current activities include operating, maintenance and refurbishment services for the above-mentioned consortium and recurring service and maintenance work for various clients.

     The Company's backlog in South America was $29.7 million at December 31, 2000, compared to $41.1 million at December 31, 1999.

BACKLOG

     The Company's backlog (anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured) was $373.9 million at December 31, 2000, compared to $253.1 million at December 31, 1999. The Company believes the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. It is expected that approximately $178 million (48%) of the backlog existing at December 31, 2000, will be recognized in revenue during 2001. Historically, a substantial amount of the Company's revenue in a given year has not been reflected in its backlog at the beginning of that year; such revenue may result from contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

     The following is a breakdown of the Company's backlog by geographic region as of December 31, 2000 and 1999:

                                                2000                       1999
                                        ---------------------      ---------------------
                                         AMOUNT      PERCENT        AMOUNT      PERCENT
                                        --------     --------      --------     --------
                                                  (DOLLAR AMOUNTS IN THOUSANDS)
          Africa ..................     $230,838           62%     $150,262           59%
          North America ...........      106,728           28        30,768           12
          South America ...........       29,670            8        41,138           16
          Middle East .............        6,711            2        11,032            5
          Asia and Australia ......           --           --        19,880            8
                                        --------     --------      --------     --------
               Total ..............     $373,947          100%     $253,080          100%
                                        ========     ========      ========     ========


     The $120.9 million (48%) increase in backlog is due mainly to the addition of the Chad-Cameroon Pipeline Project and U.S. engineering and construction contracts, offset by work performed on the engineering procurement and construction of the Nembe Creek gas gathering projects in Nigeria, a three-year dredging contract in Nigeria, the construction and installation of five concrete water injection platforms in Venezuela, completion of the project in Australia and a mechanical service contract in Oman.

     A substantial percentage of the Company's revenue in past years resulted from contracts entered into during that year or the immediately preceding year. The following table sets forth revenue for each of the last five years as a percentage of backlog at the beginning of each such year:

                                          REVENUE FOR
                             BACKLOG AT   YEAR ENDED
                             JANUARY 1    DECEMBER 31   PERCENT
                             ----------   -----------   -------
                                 (DOLLAR AMOUNTS IN THOUSANDS)
          1996 ..........     $139,359     $197,688       142%
          1997 ..........      108,751      251,877       231
          1998 ..........      135,797      281,618       207
          1999 ..........      286,473      176,564        61
          2000 ..........      253,080      314,290       124

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

     All U.S. government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the client. In addition, many contracts are subject to certain completion schedule requirements that include liquidated damages in the event schedules are not met as the result of circumstances within the control of Willbros.

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

     At December 31, 2000, the Company employed a multi-national work force of approximately 2,200 persons, of which over 80% are citizens of the respective countries in which they work. Although the level of activity varies from year to year, Willbros has maintained an average work force of approximately 3,290 over the past five years. The minimum employment during that period has been 2,010 and the maximum 4,750. At December 31, 2000, approximately 56 percent of the Company's employees were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

     The following table sets forth the location of employees by work countries as of December 31, 2000:

                                                                                         NUMBER OF
                                                                                         EMPLOYEES     PERCENT
                                                                                         ---------     -------
         Nigeria......................................................................     1,177          54%
         Oman ........................................................................       401          18
         Venezuela....................................................................       180           8
         U.S. Engineering.............................................................       247          11
         U.S. Construction............................................................       120           6
         U.S. Administration..........................................................        65           3
         Other Countries..............................................................         4           -
                                                                                           -----         ---
                                                                                           2,194         100%
                                                                                           =====         ===


EQUIPMENT

     The Company owns and maintains a fleet of generally standardized construction, transportation and support equipment and spare parts. In 2000 and 1999, expenditures for capital equipment and spare parts were $15.4 million and $12.2 million, respectively. At December 31, 2000, the Company's net book value of property, plant, equipment and spare parts was $62.6 million. An estimated breakdown of the Company's major capital equipment at March 12, 2001, is as follows: heavy construction equipment, 625 units; transportation equipment, 843 units; and support equipment, 5,025 units. During 2000, surplus equipment with a net book value of $5.3 million was sold for approximately $5.3 million.

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

FACILITIES

     The Company owns a 14-acre equipment yard/maintenance facility and an adjoining 29-acre undeveloped industrial site at Broken Arrow, Oklahoma, a short distance from Tulsa, Oklahoma. In Venezuela, the Company's offices and construction facilities are located on 15 acres of land, which it owns, on the shores of Lake Maracaibo. The Company leases all other facilities used in its operations, including corporate offices in Panama; administrative and engineering offices in Tulsa, Oklahoma, and Houston, Texas; and various office facilities, equipment sites and expatriate housing units in Abu Dhabi, England, Nigeria, Oman, Egypt, Kuwait and Indonesia. Rent expense for these facilities was $3.2 million in 2000 and $2.3 million in 1999.

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

     The Company is often required to provide surety bonds guaranteeing its performance and/or financial obligations. The amount of bonding available to the Company depends upon its experience and reputation in the industry, financial condition, backlog and management expertise, among other factors. The Company maintains relationships with two top-rated surety companies to provide surety bonds.

POLITICAL AND ECONOMIC RISKS; OPERATIONAL RISKS

     The Company currently has substantial operations and assets in developing countries in Africa, the Middle East and South America. Accordingly, the Company is subject to risks which ordinarily would not be expected to exist in the United States, Canada, Japan or western Europe. Some of these risks include foreign currency restrictions (such as those which existed in Venezuela until 1996), extreme exchange rate fluctuations (for example, in Venezuela and Nigeria), expropriation of assets, civil uprisings and riots, availability of suitable personnel and equipment, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. The Company's operations in developing countries may be adversely affected in the event any governmental agencies in these countries interpret laws, regulations or court decisions in a manner which might be considered inconsistent or inequitable in the United States, Canada, Japan or western Europe. The Company may be subject to unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes, or other governmental assessments, which could have a material adverse effect on the Company's results of operations for any quarter or year.

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

     In 1999, local protesters looted and vandalized a Company facility near Port Harcourt, Nigeria, and interfered with the Company's operations and progress on some ongoing projects. The Nigerian government intervened and restored order in the area. In 2000, there were periodic interruptions on some projects. The Company has successfully operated in Nigeria for the past 38 years with very favorable relationships with the local communities, and believes that order can be maintained and that it can continue to operate in the area.

     Due to the limited number of major projects worldwide, the Company may, at any one time, have a substantial portion of its resources dedicated to one country. The Company's results of operations are, therefore, susceptible to adverse events beyond its control, which may occur in a particular country in which the Company's business may be concentrated.

     The Company's operations include pipeline construction, dredging, pipeline rehabilitation services, marine support services and the operation of vessels and heavy equipment. These operations involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions, and operator or navigational error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment and suspension of operations. In locations where the Company performs work with equipment that is owned by others, the continued use of the equipment can be subject to unexpected or arbitrary interruption or termination. The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third parties. Litigation arising from the occurrence of any of these events could result in the Company being named as a defendant in lawsuits asserting substantial claims.

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

GOVERNMENT REGULATIONS

   General

     Many aspects of the Company's operations are subject to government regulations in the countries in which the Company operates, including those relating to currency conversion and repatriation, taxation of its earnings and earnings of its personnel, and its use of local employees and suppliers. In addition, the Company depends on the demand for its services from the oil, gas and power industries and, therefore, is affected by changing taxes, price controls and laws and regulations relating to the oil, gas and power industries generally. The ability of the Organization of Petroleum Exporting Countries to meet and maintain production targets also influences the demand for the Company's services. The adoption of laws and regulations by countries in which the Company operates, curtailing exploration and development drilling for oil and gas for economic and other policy reasons, could adversely affect the Company's operations by limiting demand for its services. The Company's operations are also subject to the risk of changes in foreign and U.S. laws and policies which may impose restrictions on the Company, including trade restrictions, which could have a material adverse effect on the Company's operations. Other types of government regulation which could, if enacted or implemented, adversely affect the Company's operations include expropriation or nationalization decrees, confiscatory tax systems, primary or secondary boycotts directed at specific countries or companies, embargoes, extensive import restrictions or other trade barriers, mandatory sourcing rules and unrealistically high labor rate and fuel price regulation. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in, or new interpretations of, existing regulations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers and key personnel of the Company. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

NAME                               AGE                  POSITION
----                               ---                  --------
Larry J. Bump....................   61    Director, Chairman of the Board of Directors
                                          and Chief Executive Officer

Michael F. Curran................   60    Director, Vice Chairman of the Board of Directors,
                                          President and Chief Operating Officer

Melvin F. Spreitzer..............   62    Director, Executive Vice President, Chief
                                          Financial Officer and Treasurer

James R. Beasley.................   58    President of Willbros Engineers, Inc.

John N. Hove.....................   53    General Counsel and Secretary

John K. Allcorn..................   39    Senior Vice President of Willbros International, Inc.

Warren L. Williams...............   45    Vice President of Willbros USA, Inc.

William R. Phillips..............   50    President and Chief Executive Officer of Rogers & Phillips, Inc.

Arthur J. West...................   57    Managing Director of Willbros (Overseas) Limited

Latif A. Razek...................   54    General Manager of The Oman Construction Company, LLC

J.B. Brown.......................   38    General Manager of Constructora CAMSA, C.A.

J. K. Tillery....................   42    Managing Director of Willbros (Nigeria) Limited

     LARRY J. BUMP joined Willbros in 1977 as President and Chief Operating Officer and was elected to the Board of Directors. He was named Chief Executive Officer in 1980 and elected Chairman of the Board of Directors in 1981. His 41-year career includes significant U.S. and international pipeline construction and management experience. Prior to joining Willbros, he managed major international projects in North Africa and the Middle East, and was Chief Executive Officer of a major international pipeline construction company. From 1985 until mid-1988, he also served as Chief Executive Officer of a major international marine engineering and construction company, which at that time was the controlling shareholder of Willbros.

     MICHAEL F. CURRAN joined Willbros in 2000 as a Director, Vice Chairman of the Board of Directors, President and Chief Operating Officer. Mr. Curran has over 39 years of diversified experience in pipeline construction around the world, including 30 years as President and Chief Executive Officer of various U.S. and international pipeline construction firms.

     MELVIN F. SPREITZER joined Willbros in 1974 as Controller and was elected Vice President of Finance in 1978. He was elected Executive Vice President, Chief Financial Officer and Treasurer in 1987, and a Director in 1992. He has over 44 years of experience in corporate finance and public accounting.

     JAMES R. BEASLEY joined Willbros in 1981 when Willbros Engineers, Inc. ("WEI") was acquired. He was elected Vice President of WEI in 1981, Senior Vice President and General Manager of WEI in 1982 and President of WEI in 1986. Mr. Beasley has more than 30 years of experience in pipeline engineering and operations.

     JOHN N. HOVE became General Counsel of Willbros in 1991. He was elected Secretary of Willbros in 1996. He has more than 29 years of experience as a lawyer and has provided legal assistance to Willbros since 1973. Prior to 1991, he was a shareholder in a law firm in Tulsa, Oklahoma, where he concentrated his practice on international business transactions.

     JOHN K. ALLCORN joined Willbros in 2000 as Senior Vice President of Willbros International, Inc. He was previously Executive Vice President of a major U.S. pipeline construction firm and has over 15 years of pipeline industry experience including an established record in operations management, finance and business development.

     WARREN L. WILLIAMS joined Willbros in 2000 as Vice President, Finance and Accounting, of Willbros USA, Inc. Mr. Williams has over 22 years of experience in corporate finance and public accounting.

     WILLIAM R. PHILLIPS joined Willbros in 2000 when Rogers & Phillips, Inc. ("RPI") was acquired. He was elected Vice President of RPI in 1992, and President and Chief Executive Officer of RPI in 1997. Mr. Phillips has more than 27 years of experience in pipeline construction.

     ARTHUR J. WEST joined Willbros in 1962 in North Africa. In 1988, he became Vice President of Willbros Middle East, Inc. ("WMEI") and, in 1992, he was elected Vice President of Willbros International, Inc. and became responsible for business development and operations for WMEI in the Middle East. Mr. West has over 35 years of experience in pipeline construction in the areas of administrative and project management.

     LATIF A. RAZEK joined Willbros in 1973 and was promoted to General Manager of The Oman Construction Company, L.L.C. in 1999. He has over 28 years of experience in the pipeline construction industry.

     J.B. BROWN joined Willbros in 1984 as a field engineer. He has over 16 years of experience as an Engineer and Project Manager working in Colombia, Oman and Nigeria. In 2000, he was named General Manager of Constructora CAMSA, C.A. in Venezuela.

     J. K. TILLERY joined Willbros in 1983 as a field engineer. He has over 20 years of experience as an Engineer and Project Manager working in both U.S. and international pipeline construction. In 1995, he was named Managing Director of Willbros (Nigeria) Limited.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from (a) the section on page 43 of the Company's 2000 Annual Report to Stockholders entitled "Common Stock Information and Dividend Policy" and (b) the section on pages 22 and 23 of the Company's 2000 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Structure, Liquidity and Capital Resources".

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference from page 16 of the Company's 2000 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference from pages 17 through 23 of the Company's 2000 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated by reference from page 23 of the Company's 2000 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Risk Management".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference from pages 24 through 42 of the Company's 2000 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to the Company's directors is incorporated by reference from the sections of the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance". The information required by this Item with respect to the Company's executive officers appears in Item 4A of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Principal Stockholders and Security Ownership of Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Certain Transactions".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)   Financial Statements:

     The financial statements of the Company and its subsidiaries and report of independent auditors listed below are incorporated by reference from the following pages of the Company's 2000 Annual Report to Stockholders:

                                                                                                        2000
                                                                                                    Annual Report
                                                                                                       Page(s)
                                                                                                    -------------
     Independent Auditor's Report.............................................................           24
     Consolidated Balance Sheets as of December 31, 2000 and 1999.............................           25
     Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998...................................................           26
     Consolidated Statements of Stockholders' Equity and Comprehensive Income
           for the years ended December 31, 2000, 1999 and 1998...............................           27
     Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998...................................................           28
     Notes to Consolidated Financial Statements...............................................         29-42


                                                                                                        2000
                                                                                                      Form 10-K
                                                                                                       Page(s)
                                                                                                      ---------
     (2)   Financial Statement Schedule:

     Independent Auditors' Report.............................................................           31
     Schedule II - Consolidated Valuation and Qualifying Accounts.............................           32

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

10.9* Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to the 1996 Form 10-K).

10.10* Form of Non-Qualified Stock Option Agreement under the Willbros Group,
       Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.11* Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the
       S-1 Registration Statement).

10.12* Willbros USA, Inc. Executive Benefit Restoration Plan (Filed as Exhibit
       10.10 to the S-1 Registration Statement).

10.13 Registration Rights Agreement dated April 9, 1992, between the Company and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.14* Willbros Group, Inc. Severance Plan dated January 1, 1999 (Filed as
       Exhibit 10.22 to the Company's report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999 (the "1998 Form 10-K")).

10.15 First Amendment to Credit Agreement dated April 2, 1998, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.25 to the 1998 Form 10-K).

10.16 Second Amendment to Credit Agreement dated October 1, 1998, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.26 to the 1998 Form 10-K).

10.17 Third Amendment to Credit Agreement effective June 30, 2000, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

10.18 Security Agreement effective July 27, 2000, by and among the Company, certain designated subsidiaries, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

10.19 Fourth Amendment to Credit Agreement effective June 30, 2000, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

13.    Portions of the Company's 2000 Annual Report to Stockholders.

21.    Subsidiaries of the Company.

23.    Consent of KPMG LLP, included on page 31 of this Form 10-K.

----------

*    Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WILLBROS GROUP, INC.


Date:      March 29, 2001                 By: /s/  Larry J. Bump
                                              ----------------------------------
                                              Larry J. Bump
                                              Chairman of the Board and
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  SIGNATURE                               TITLE                                               DATE
  ---------                               -----                                               ----
/s/  Larry J. Bump                        Director, Chairman of the Board and                March 29, 2001
--------------------------------------    Chief Executive Officer
Larry J. Bump                             (Principal Executive Officer)


/s/  Michael F. Curran                    Director, Vice Chairman of the Board,              March 29, 2001
--------------------------------------    President and Chief Operating Officer
Michael F. Curran


/s/  Melvin F. Spreitzer                  Director, Executive Vice President,                March 29, 2001
--------------------------------------    Chief Financial Officer and Treasurer
Melvin F. Spreitzer                       (Principal Financial Officer and Principal
                                          Accounting Officer)


/s/  Guy E. Waldvogel                     Director                                           March 29, 2001
--------------------------------------
Guy E. Waldvogel


/s/  Peter A. Leidel                      Director                                           March 29, 2001
--------------------------------------
Peter A. Leidel


/s/  John H. Williams                     Director                                           March 29, 2001
--------------------------------------
John H. Williams


/s/  Michael J. Pink                      Director                                           March 29, 2001
--------------------------------------
Michael J. Pink


/s/  James B. Taylor, Jr.                 Director                                           March 29, 2001
--------------------------------------
James B. Taylor, Jr.

    INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   AND CONSENT


The Stockholders and Board of Directors
Willbros Group, Inc.:

     The audits referred to in our report dated February 9, 2001 included the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2000. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

       We consent to the incorporation by reference in the registration statements (Nos. 333-18421, 333-21399 and 333-53748) on Form S-8 and (No.
333-96201) on Form S-3 of Willbros Group, Inc. of our reports dated February 9, 2001, relating to the consolidated balance sheets of Willbros Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statement of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000 and the related financial statement schedule, which reports appear in the December 31, 2000 annual report on Form 10-K of Willbros Group, Inc.


                                             KPMG LLP


Houston, Texas
March 29, 2001

                              WILLBROS GROUP, INC.
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                Charged
                                                               (Credited)
                                                  Balance at    to Costs       Charge      Balance
                                                  Beginning       and        Offs and      at End
      Year Ended            Description           of Year       Expenses       Other       of Year
      ----------      -----------------------     ----------   ----------    ---------    ---------
December 31, 1998     Allowance for bad debts       $1,001       $  72         $ (85)       $  988

December 31, 1999     Allowance for bad debts       $  988       $ 573         $(294)       $1,267

December 31, 2000     Allowance for bad debts       $1,267       $(154)        $(605)       $  508

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

10.9* Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to the 1996 Form 10-K).

10.10* Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.11* Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.12*  Willbros USA, Inc. Executive Benefit Restoration Plan (Filed as Exhibit
        10.10 to the S-1 Registration Statement).

10.13 Registration Rights Agreement dated April 9, 1992, between the Company and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.14*  Willbros Group, Inc. Severance Plan dated January 1, 1999 (Filed as
        Exhibit 10.22 to the Company's report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999 (the "1998 Form 10-K")).

10.15* First Amendment to Credit Agreement dated April 2, 1998, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.25 to the 1998 Form 10-K).

10.16 Second Amendment to Credit Agreement dated October 1, 1998, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.26 to the 1998 Form 10-K).

10.17 Third Amendment to Credit Agreement effective June 30, 2000, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

10.18 Security Agreement effective July 27, 2000, by and among the Company, certain designated subsidiaries, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

10.19 Fourth Amendment to Credit Agreement effective June 30, 2000, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

13.     Portions of the Company's 2000 Annual Report to Stockholders.

21.     Subsidiaries of the Company.

23.     Consent of KPMG LLP, included on page 31 of this From 10-K.