Form 10-Q
period 2001-03-31
WILLBROS GROUP INC
filed 2001-05-14
CIK 895450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of May 11, 2001 was 14,324,984.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                 MARCH 31,     DECEMBER 31,
                                                                   2001           2000
                                                                 ---------     -----------
                                                                (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents ...............................     $  10,558      $  11,939
   Accounts receivable, net ................................        56,282         66,663
   Contract cost and recognized income not yet billed ......        26,372         22,765
   Prepaid expenses ........................................         4,877          2,666
                                                                 ---------      ---------

      Total current assets .................................        98,089        104,033

Spare parts, net ...........................................         5,587          5,495
Property, plant and equipment, net .........................        58,957         57,070
Other assets ...............................................         7,132          8,849
                                                                 ---------      ---------

      Total assets .........................................     $ 169,765      $ 175,447
                                                                 =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current portion of long-term debt .....     $   1,527      $     217
   Accounts payable and accrued liabilities ................        61,039         61,960
   Accrued income taxes ....................................         4,008          4,087
   Contract billings in excess of cost and recognized income        10,013          4,825
                                                                 ---------      ---------

      Total current liabilities ............................        76,587         71,089

Long-term debt .............................................        13,000         26,081
Other liabilities ..........................................         6,535          6,531
                                                                 ---------      ---------

      Total liabilities ....................................        96,122        103,701

Stockholders' equity:
   Class A preferred stock, par value $.01 per share,
     1,000,000 shares authorized, none issued ..............            --             --
   Common stock, par value $.05 per share, 35,000,000 shares
     authorized; 15,366,097 shares issued at March 31, 2001
     (15,206,495 at December 31, 2000) .....................           768            760
   Capital in excess of par value ..........................        69,372         68,373
   Retained earnings .......................................        12,905         12,125
   Treasury stock at cost, 1,140,371 shares ................        (8,474)        (8,474)
   Notes receivable for stock purchases ....................            (8)           (43)
   Accumulated other comprehensive income (loss) ...........          (920)          (995)
                                                                 ---------      ---------
      Total stockholders' equity ...........................        73,643         71,746
                                                                 ---------      ---------
      Total liabilities and stockholders' equity ...........     $ 169,765      $ 175,447
                                                                 =========      =========

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              2001              2000
                                                          ------------      ------------
Contract revenue ....................................     $     65,732      $     78,773

Operating expenses:
   Contract .........................................           51,677            70,318
   Depreciation and amortization ....................            4,814             5,289
   General and administrative .......................            5,896             7,555
                                                          ------------      ------------

                                                                62,387            83,162
                                                          ------------      ------------

      Operating income (loss) .......................            3,345            (4,389)

Other income (expense):
  Interest - net ....................................             (255)              (58)
  Minority interest .................................             (373)             (332)
  Other - net .......................................             (221)              156
                                                          ------------      ------------

                                                                  (849)             (234)
                                                          ------------      ------------

      Income (loss) before income taxes .............            2,496            (4,623)

Provision for income taxes ..........................            1,716             1,291
                                                          ------------      ------------

      Net income (loss) .............................     $        780      $     (5,914)
                                                          ============      ============


Earnings (loss) per common share:

   Basic ............................................     $        .06      $       (.42)
                                                          ============      ============

   Diluted ..........................................     $        .05      $       (.42)
                                                          ============      ============

Weighted average number of common shares outstanding:

   Basic ............................................       14,128,558        13,990,054
                                                          ============      ============

   Diluted ..........................................       14,589,695        13,990,054
                                                          ============      ============

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                  ACCUMULATED
                                                                                       NOTES         OTHER
                                 COMMON STOCK       CAPITAL                          RECEIVABLE     COMPRE-      TOTAL
                                                   IN EXCESS                            FOR         HENSIVE      STOCK-
                                            PAR     OF PAR     RETAINED   TREASURY     STOCK        INCOME      HOLDERS'
                               SHARES      VALUE     VALUE     EARNINGS    STOCK     PURCHASES      (LOSS)       EQUITY
                               ------      -----     -----     --------    -----     ---------      ------       ------
Balance,
  January 1, 2001 .........   15,206,495    $760    $68,373    $12,125    $(8,474)     $(43)        $(995)      $71,746

  Comprehensive
    income (loss):
      Net income ..........           --      --         --        780         --        --            --           780

      Foreign currency
       translation adjust .           --      --         --         --         --        --            75            75
                                                                                                                -------

        Total
          comprehensive
          income ..........                                                                                         855

  Collection of notes
    receivable ............           --      --         --         --         --        35            --            35

  Issuance of common
    stock under
    employee
    benefit plan ..........        6,602      --         52         --         --        --            --            52

  Exercise of stock
    options ...............      153,000       8        947         --         --        --            --           955
                              ----------    ----    -------    -------    -------      ----         -----       -------

Balance,
  March 31, 2001 ..........   15,366,097    $768    $69,372    $12,905    $(8,474)     $ (8)        $(920)      $73,643
                              ==========    ====    =======    =======    =======      ====         =====       =======


     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                         2001          2000
                                                                       --------      --------
Cash flows from operating activities:
   Net income (loss) .............................................     $    780      $ (5,914)
   Reconciliation of net loss to cash provided
    by (used in) operating activities:
      Depreciation and amortization ..............................        4,814         5,289
      Loss (gain) on sales and retirements of
       property and equipment ....................................           --           134
      Changes in operating assets and liabilities:
         Accounts receivable .....................................       10,381       (14,686)
         Contract cost and recognized income not yet billed ......       (3,607)       (3,327)
         Prepaid expenses and other assets .......................         (505)       (2,524)
         Accounts payable and accrued liabilities ................         (921)       21,147
         Accrued income taxes ....................................          (79)          (76)
         Contract billings in excess of cost and recognized income        5,188        (6,450)
         Other liabilities .......................................           17            63
                                                                       --------      --------
            Cash provided by (used in) operating activities ......       16,068        (6,344)
Cash flows from investing activities:
   Purchase of Rogers and Phillips, Inc.,
    net of cash acquired .........................................           --           179
   Purchase of property and equipment ............................       (5,099)       (1,130)
   Purchase of spare parts .......................................       (1,696)       (1,699)
                                                                       --------      --------
            Cash used in investing activities ....................       (6,795)       (2,650)
Cash flows from financing activities:
   Proceeds from long-term debt ..................................        3,000        11,000
   Proceeds from notes payable ...................................        1,283           979
   Proceeds from common stock ....................................        1,007            62
   Collection of notes receivable for stock purchases ............           35            --
   Repayments of long-term debt ..................................      (16,000)       (5,582)
   Repayment of notes payable to banks ...........................          (54)         (481)
                                                                       --------      --------
              Cash provided by (used in) financing activities ....      (10,729)        5,978
Effect of exchange rate changes on cash & cash equivalents .......           75            --
                                                                       --------      --------
Cash provided by (used in) all activities ........................       (1,381)       (3,016)
Cash and cash equivalents, beginning of period ...................       11,939         7,806
                                                                       --------      --------
Cash and cash equivalents, end of period .........................     $ 10,558      $  4,790
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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2001, and for all interim periods presented. All adjustments are normal recurring accruals.

       Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001, are not necessarily indicative of the operating results to be achieved for the full year.

2.     FOREIGN EXCHANGE RISK

       The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2001, or December 31, 2000.

3.     EARNINGS PER SHARE

       Basic and diluted earnings (loss) per common share for the three months ended March 31, 2001 and 2000, are computed as follows:

                                                               2001             2000
                                                           -----------     ------------
       Net income (loss) applicable to common shares .     $       780     $     (5,914)
                                                           ===========     ============

       Weighted average number of common shares out-
         standing for basic earnings per share .......      14,128,558       13,990,054

       Effect of dilutive potential common shares from
         stock options ...............................         461,137               --
                                                           -----------     ------------

       Weighted average number of common shares out-
         standing for diluted earnings per share .....      14,589,695       13,990,054
                                                           ===========     ============

       Earnings (loss) per common share:
            Basic ....................................     $       .06             (.42)
                                                           ===========     ============

            Diluted ..................................     $       .05     $       (.42)
                                                           ===========     ============

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


3.     EARNINGS PER SHARE (CONTINUED)

       At March 31, 2001, there were 230,750 potential common shares excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

4.     CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

       The Company provides construction, engineering and specialty services to the oil, gas and power industries. The Company's principal markets are currently Africa, the Middle East, South America and the United States. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements. Based upon the advice of local advisors in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which it operates, management believes the Company has followed the current practices in those countries; however, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future. The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the unaudited consolidated financial statements for the periods ended March 31, 2001 and 2000, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Stockholders for the year ended December 31, 2000.

GENERAL

       The Company derives its revenue from providing construction, engineering and specialty services to the oil, gas and power industries and government entities worldwide. The Company obtains contracts for its work primarily by competitive bidding or through negotiations with long-standing clients. Bidding activity, backlog and revenue resulting from the award of contracts to the Company may vary significantly from period to period. Contracts have durations from a few weeks to several months or in some cases more than a year.

       A number of factors relating to the Company's business affect the Company's recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Generally, the Company does not recognize income on a fixed-price contract until the contract is approximately 5% to 10% complete, depending upon the nature of the contract. Costs which are considered to be reimbursable are excluded before the percentage-of-completion calculation is made. Accrued revenue pertaining to reimbursables is limited to the cost of the reimbursables. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from unit-price contracts is recognized as earned. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured. External factors such as weather, client needs, client delays in providing approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. The Company believes that its operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

       All U.S. government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the client. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances within the control of the Company. A project in Australia was completed after July 1, 2000, the date on which liquidated damages were scheduled to commence under the contract. However, the Company has submitted claims for extension of the scheduled completion date and believes these claims are valid. The Company believes it has adequately provided for any liquidated damages that could apply. Recovery of some of the cost overruns on this project may also be possible; but until realization is reasonably assured, no recoveries will be recognized.

       The oil and gas industry is continuing its recovery following the downturn of 1997-98. This fact, along with current oil and gas prices, suggest that many significant development projects and energy infrastructure projects will now likely proceed, including a number of projects in emerging markets which were put on hold over the past two to three years. Activity in the Company's key markets appears to be improving and management believes the Chad-Cameroon Pipeline Project (see below) awarded in September 2000 to a joint venture led by the Company is the first of several major projects which will characterize this cycle in the industry.

       The Company uses EBITDA as part of its overall assessment of financial performance by comparing EBITDA between accounting periods. Management believes that EBITDA is used by the financial community as a method of measuring performance and of evaluating the market value of companies considered to be in similar businesses to those of the Company. EBITDA increased to $7.6 million for the three month period ended March 31, 2001, an increase of $6.8 million compared to the three month period ended March 31, 2000.

       The Company recognizes anticipated contract revenue as backlog when the award of a contract is reasonably assured. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. New contract awards totaled $82.4 million during the quarter ended March 31, 2001. Additions to backlog during the period were as follows: construction, $37.5 million; engineering, $32.3 million; and specialty services, $12.6 million. Backlog decreases by type of service during the period were as follows: construction, $26.7 million; engineering, $24.0 million; and specialty services, $15.0 million. Backlog at the end of the quarter was up $16.7 million (4%) to $390.6 million and consisted of the following: (a) construction, $285.5 million, up $10.8 million; (b) engineering, $63.4 million, up $8.3 million; and (c) specialty services, $41.7 million, down $2.4 million. Construction backlog consists primarily of engineering, procurement and construction for the Chad-Cameroon Pipeline Project (see below) as well as construction projects in the United States. Engineering backlog consists primarily of engineering projects in the United States. Specialty services backlog is primarily attributable to a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10 percent interest in Venezuela and service contracts in the United States and Oman.

       On January 24, 2000, the Company acquired Rogers & Phillips, Inc., a closely held pipeline construction company in Houston, Texas with an experienced management team and a strong market position in the United States Gulf Coast area. Founded in 1992, RPI provides a full range of construction services for pipeline operating companies, including station and piping projects in congested urban areas and inside plants, as well as cross-country pipelines. The consideration included 1,035,000 shares of the Company's common stock and approximately $1.5 million in cash. The transaction was accounted for as a purchase.

       In September 2000, the Company, though a joint venture led by a subsidiary of the Company, was awarded a significant project, the scope of which includes the engineering, procurement and construction ("EPC") of a 665-mile (1,070 kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa (the "Chad-Cameroon Pipeline Project"). Engineering and procurement activities began in late 2000. Pipeline construction is anticipated to begin in late 2001 and end in 2003.

       During 2000, the Company's activities in Nigeria included work on two major EPC contracts for Shell: (a) the Nembe Creek gas gathering pipeline system, and (b) four concrete barge-mounted gas compressor facilities for Shell's Nembe Creek Associated Gas project (collectively, the "Nembe Creek Projects"). In 2001, both projects are nearing completion and it is anticipated that all work will be completed mid-2001.

       Also during 2000, Willbros USA, Inc. relocated its administrative headquarters and some construction support services from Tulsa, Oklahoma, to Houston, Texas. The cost of the move, termination benefits, and office lease termination costs totaled approximately $4.5 million, substantially all of which was incurred from April 2000 to December 2000.

RESULTS OF OPERATIONS

       The Company's contract revenue and contract costs are primarily related to the timing and location of development projects in the oil, gas and power industries worldwide. Contract revenue and cost variations by country from year to year are the result of (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of activity in the Company's services.

       The Company's ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of its competitors, its clients and its work locations. The Company does not believe that its revenue or results of operations were adversely affected in this regard during the three month periods ended March 31, 2001 or 2000.

    Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

       Contract revenue decreased $13.1 million (17%) to $65.7 million due to
(a) $24.8 million of decreased construction revenue due primarily to reduced activities on the Nembe Creek Projects in Nigeria as they near completion and the completion in the third quarter of 2000 of the construction contract in Australia; offset by (b) increased engineering revenue of $10.2 million due to an increase of engineering services in the United States; and (c) an increase of $1.5 million in specialty services revenue principally from operations in Nigeria. Nigeria revenue decreased $16.1 million (37%) due to reduced activity on the Nembe Creek Projects that are nearing completion in 2001. Australia revenue decreased $12.0 million (100%) due to the construction contract that was completed in 2000. Revenue in the United States increased $14.7 million (92%) primarily due to an increase in engineering and procurement services. Chad-Cameroon revenue was $1.1 million resulting from work begun on the pipeline project in that area. Revenue in all other areas combined decreased $0.8 million (10%).

       Contract costs decreased $18.6 million (26%) to $51.7 million due to a decrease of $27.3 million in construction services cost and $0.1 million in specialty services cost, offset by an increase of $8.8 million in engineering services cost. Variations in contract cost by country were closely related to the variations in contract revenue, with the exception of Australia. Contract costs in Australia decreased by $20.2 million, or $8.2 million more than the decrease in revenue as a result of a loss recognized during the three month period ended March 31, 2000 on the project in Australia.

       Depreciation and amortization decreased $0.5 million due to the sale in 2000 of excess equipment in Venezuela, Indonesia, the United States and Oman.

       General and administrative expense decreased $1.7 million to $5.9 million. This decrease is due primarily to a reduction in costs related to personnel reductions and scaling back or eliminating activities.

       Operating income increased $7.7 million from an operating loss of $4.4 million in 2000 to operating income of $3.3 million in 2001, primarily as a result of recognizing in 2000 an operating loss on the pipeline construction project in Australia.

       Interest expense increased $0.2 million to $0.3 million expense due to higher interest rates during the period.

       Minority interest expense increased $.01 million to $0.4 million due to an increase in activity in countries where minority interest partners were involved.

       Other - net decreased $0.4 million to a $0.2 million expense due primarily to gains on currency exchanges in 2000 not repeated in 2001.

       The provision for income taxes increased $0.4 million (33%) due to the increase in taxable revenue in Nigeria and taxable income in Oman. The provision for income taxes is impacted by income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

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

       Cash and cash equivalents decreased $1.3 million (11%) to $10.6 million at March 31, 2001, from $11.9 million at December 31, 2000. The decrease was due to cash flows of $16.1 million from operations, offset by $6.8 million used for investing activities (the purchase of equipment and spare parts) and $10.7 million used for financing activities (principally the repayment of borrowings). The effect of exchange rates on cash and cash equivalents totaled $0.1 million.

       The Company and certain affiliated companies have a $150.0 million credit agreement with a syndicated bank group which was amended effective June 30, 2000. The credit agreement subjects the $100.0 million revolving portion of the credit facility to borrowing base requirements. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Borrowings are payable at termination on February 20, 2003. Interest is payable quarterly at a Base Rate plus a margin of 2.25% or a Eurodollar Rate plus a margin of 3.5%. A commitment fee on the unused portion of the credit agreement is payable quarterly at 0.75%. The credit agreement is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries of the Company. The credit agreement restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts.

       As of March 31, 2001, there was $13.0 million borrowed under the credit agreement at an average interest rate of 9.3% and $38.4 million of letters of credit outstanding leaving $52.0 million available for borrowings and $98.6 million available for standby and commercial letters of credit.

       At March 31, 2001, there were $1.5 million of notes payable issued by RPI, collateralized by vehicles and machinery, and payable in monthly installments including interest from 6.7% to 9.7% per annum. The notes mature prior to March 31, 2002.

       The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $9.8 million at March 31, 2001. There were no outstanding borrowings at March 31, 2001.

       The Company does not anticipate any significant collection problems with its customers, including those in countries that may be experiencing economic and/or currency difficulties. Since the Company's customers generally are major oil companies and government entities, and the terms for billing and collecting for work performed are generally established by contracts, the Company historically has a very low incidence of collectability problems.

       The Company believes that cash flows from operations and borrowing capacity under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations through March 31, 2002. The Company estimates capital expenditures for equipment and spare parts to be approximately $25.0 to $35.0 million in 2001.

NEW ACCOUNTING PRONOUNCEMENTS

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. The adoption of SFAS No. 133 did not affect the Company. During the three month period ended March 31, 2001, the Company was not a party to any derivative contracts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

       The Company's primary market risk is its exposure to changes in non-U.S. currency exchange rates. The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at March 31, 2001.

       The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2001 due to the generally short maturities of these items. The Company invests primarily in short-term dollar denominated bank deposits, and at March 31, 2001 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. The Company has the ability and expects to hold its investments to maturity.

       The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At March 31, 2001, $13.0 million of the Company's indebtedness was subject to variable interest rates. The weighted average effective interest rate on the variable rate debt for the three months ended March 31, 2001 was 9.2%. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before income taxes by less than $0.1 million for the three-month period. At March 31, 2001, the Company's fixed rate debt approximated fair value based upon discounted future cash flows using current market prices.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

       Not applicable


Item 2. Changes in Securities and Use of Proceeds

       Not applicable


Item 3. Defaults upon Senior Securities

       Not applicable


Item 4. Submission of Matters to a Vote of Security Holders

       Not applicable


Item 5. Other Information

       Not applicable


Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits:

       None

       (b)    Reports on Form 8-K

       There were no current reports on Form 8-K filed during the three months ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WILLBROS GROUP, INC.



Date:  May 14, 2001                  By:         /s/ Warren L. Williams
                                         ---------------------------------------
                                                   Warren L. Williams
                                         Vice President, Chief Financial Officer
                                                      And Treasurer
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)