Form 10-Q
period 2001-06-30
WILLBROS GROUP INC
filed 2001-08-14
CIK 895450

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]         No [ ]
                                               -----          -----


         The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of August 13, 2001 was 14,512,107.

================================================================================

PART    I.   FINANCIAL INFORMATION
ITEM    1.   FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                             JUNE 30,   DECEMBER 31,
                                                                               2001         2000
                                                                            ---------   ------------
                          ASSETS                                           (UNAUDITED)

Current assets:
      Cash and cash equivalents .........................................   $   7,485    $  11,939
      Accounts receivable, net ..........................................      58,489       66,663
      Contract cost and recognized income not yet billed ................      30,986       22,765
      Prepaid expenses ..................................................       4,688        2,666
                                                                            ---------    ---------
            Total current assets ........................................     101,648      104,033

Spare parts, net ........................................................       5,630        5,495
Property, plant and equipment, net ......................................      59,918       57,070
Other assets ............................................................       9,330        9,527
                                                                            ---------    ---------
            Total assets ................................................   $ 176,526    $ 176,125
                                                                            =========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long-term debt ...............   $     881    $     217
      Accounts payable and accrued liabilities ..........................      51,682       61,960
      Accrued income taxes ..............................................       5,170        4,952
      Contract billings in excess of cost and recognized income .........       6,400        4,825
                                                                            ---------    ---------

            Total current liabilities ...................................      64,133       71,954

Long-term debt ..........................................................      29,000       26,081
Other liabilities .......................................................         237        6,344
                                                                            ---------    ---------
            Total liabilities ...........................................      93,370      104,379

Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued ........................          --           --
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 15,640,069 shares issued at June 30, 2001
        (15,206,495 at December 31, 2000) ...............................         782          760
      Capital in excess of par value ....................................      71,531       68,373
      Retained earnings .................................................      19,998       12,125
      Treasury stock at cost, 1,140,371 shares ..........................      (8,474)      (8,474)
      Notes receivable for stock purchases ..............................          (8)         (43)
      Accumulated other comprehensive income (loss) .....................        (673)        (995)
                                                                            ---------    ---------
            Total stockholders' equity ..................................      83,156       71,746
                                                                            ---------    ---------
            Total liabilities and stockholders' equity ..................   $ 176,526    $ 176,125
                                                                            =========    =========

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  THREE MONTHS                  SIX MONTHS
                                                                 ENDED JUNE 30,               ENDED JUNE 30,
                                                           -------------------------     -------------------------
                                                              2001           2000           2001           2000
                                                           ----------     ----------     ----------     ----------
Contract revenue ......................................    $   78,839     $   81,772     $  144,571     $  160,545

Operating expenses (income):
      Contract ........................................        64,358         69,752        116,035        140,070
      Other ...........................................        (5,578)            --         (5,578)            --
      Depreciation and amortization ...................         4,684          5,617          9,498         10,906
      General and administrative ......................         7,055          6,666         12,951         14,221
                                                           ----------     ----------     ----------     ----------

                                                               70,519         82,035        132,906        165,197
                                                           ----------     ----------     ----------     ----------

            Operating income (loss) ...................         8,320           (263)        11,665         (4,652)


Other income (expense):
      Interest - net ..................................          (431)          (464)          (686)          (522)
      Minority interest ...............................          (298)          (623)          (671)          (955)
      Other - net .....................................          (192)            80           (413)           236
                                                           ----------     ----------     ----------     ----------

                                                                 (921)        (1,007)        (1,770)        (1,241)
                                                           ----------     ----------     ----------     ----------
            Income (loss) before income
            taxes .....................................         7,399         (1,270)         9,895         (5,893)

Provision for income taxes ............................           306          3,074          2,022          4,365
                                                           ----------     ----------     ----------     ----------

            Net income (loss) .........................    $    7,093     $   (4,344)    $    7,873     $  (10,258)
                                                           ==========     ==========     ==========     ==========


Earnings (loss) per common share:

      Basic ...........................................    $      .49     $     (.31)    $      .55     $     (.73)
                                                           ==========     ==========     ==========     ==========

      Diluted .........................................    $      .47     $     (.31)    $      .53     $     (.73)
                                                           ==========     ==========     ==========     ==========

Weighted average number of common shares outstanding:

      Basic ...........................................    14,399,061     14,003,219     14,263,810     13,996,637
                                                           ==========     ==========     ==========     ==========

      Diluted .........................................    15,219,186     14,003,219     14,904,441     13,996,637
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

                                                                                                              ACCUMULATED
                                                                                                   NOTES         OTHER
                                                            CAPITAL                             RECEIVABLE      COMPRE-     TOTAL
                                      COMMON STOCK         IN EXCESS                               FOR          HENSIVE     STOCK-
                                -----------------------     OF PAR      RETAINED      TREASURY     STOCK        INCOME     HOLDERS'
                                  SHARES      PAR VALUE      VALUE      EARNINGS       STOCK     PURCHASES      (LOSS)      EQUITY
                                ----------    ----------   ---------    --------      --------   ---------    -----------  --------
Balance,
   January 1, 2001 ...........  15,206,495     $ 760       $ 68,373     $ 12,125      $(8,474)   $  (43)     $   (995)    $ 71,746

Comprehensive
   income (loss):
     Net income ..............          --        --             --        7,873           --         --           --        7,873

     Foreign currency
       translation adjust ....          --        --             --           --           --         --          322          322
                                                                                                                          --------
        Total
         comprehensive
         income ..............                                                                                               8,195

Collection of notes
   receivable ................          --        --             --           --           --         35           --           35

Issuance of common
   stock under employee
   benefit plan ..............      12,324         1            129           --           --         --           --          130

Exercise of stock
   options ...................     421,250        21          3,029           --           --         --           --        3,050
                                ----------     -----       --------     --------     --------      -----       ------     --------

Balance,
   June 30, 2001 .............  15,640,069     $ 782       $ 71,531     $ 19,998     $ (8,474)     $  (8)      $ (673)    $ 83,156
                                ==========     =====       ========     ========     ========      =====       ======     ========



     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                           ---------------------
                                                                             2001         2000
                                                                           --------     --------
Cash flows from operating activities:
      Net income (loss) ...............................................    $  7,873     $(10,258)
      Reconciliation of net loss to cash provided by (used in)
        operating activities:
          Gain on benefit plan termination ............................      (5,578)          --
          Depreciation and amortization ...............................       9,498       10,906
          Loss on disposals of property and equipment .................           5          189
          Deferred income tax benefit .................................      (1,176)          --
          Changes in operating assets and liabilities:
              Accounts receivable .....................................       8,480      (14,541)
              Contract cost and recognized income not yet billed ......      (8,221)       3,261
              Prepaid expenses and other assets .......................        (708)      (5,870)
              Accounts payable and accrued liabilities ................     (10,881)      20,888
              Accrued income taxes ....................................         218          713
              Contract billings in excess of cost and
                recognized income......................................       1,574       (8,079)
              Other liabilities .......................................        (529)         126
                                                                           --------     --------
                   Cash provided by (used in) operating activities ....         555       (2,665)
Cash flows from investing activities:
      Purchase of Rogers and Phillips, Inc.,
        net of cash acquired ..........................................          --          (15)
      Proceeds from sales of property and equipment ...................         (12)          50
      Purchase of property and equipment ..............................      (9,233)      (2,188)
      Purchase of spare parts .........................................      (3,248)      (2,967)
                                                                           --------     --------
                   Cash used in investing activities ..................     (12,493)      (5,120)
Cash flows from financing activities:
      Proceeds from long-term debt ....................................      31,000       24,000
      Proceeds from notes payable .....................................       1,283          979
      Proceeds from common stock ......................................       3,180          159
      Collection of notes receivable for stock purchases ..............          35           84
      Repayments of long-term debt ....................................     (28,000)      (5,658)
      Repayment of notes payable to banks .............................        (700)        (802)
                                                                           --------     --------
                   Cash provided by financing activities ..............       6,798       18,762
Effect of exchange rate changes on cash and cash equivalents ..........         686           --
                                                                           --------     --------
Cash provided by (used in) all activities .............................      (4,454)      10,977
Cash and cash equivalents, beginning of period ........................      11,939        7,806
                                                                           --------     --------
Cash and cash equivalents, end of period ..............................    $  7,485     $ 18,783
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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2001, and for all interim periods presented. All adjustments are normal recurring accruals.

       Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001, are not necessarily indicative of the operating results to be achieved for the full year.

       Certain reclassifications have been made to the 2000 balances in order to conform with the 2001 presentation.

2.     FOREIGN EXCHANGE RISK

       The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2001, or December 31, 2000.

3.     EARNINGS PER SHARE

       Basic and diluted earnings (loss) per common share for the three month and six month periods ended June 30, 2001 and 2000, are computed as follows:

                                               THREE MONTHS                  SIX MONTHS
                                               ENDED JUNE 30,               ENDED JUNE 30,
                                         ----------    ----------     ----------    ----------
                                            2001          2000           2001          2000
                                         ----------    ----------     ----------    ----------
Net income (loss) applicable to
  common shares .....................    $    7,093    $   (4,344)    $    7,873    $  (10,258)
                                         ==========    ==========     ==========    ==========

Weighted average number of
  common shares outstanding
  for basic earnings per share ......    14,399,061    14,003,219     14,263,810    13,996,637

Effect of dilutive potential common
  shares from stock options .........       820,125            --        640,631            --
                                         ----------    ----------     ----------    ----------

Weighted average number of
  common shares outstanding
  for diluted earnings per share ....    15,219,186    14,003,219     14,904,441    13,996,637
                                         ==========    ==========     ==========    ==========

Earnings (loss) per common share:
  Basic .............................    $      .49    $     (.31)    $      .55    $     (.73)
                                         ==========    ==========     ==========    ==========
  Diluted ...........................    $      .47    $     (.31)    $      .53    $     (.73)
                                         ==========    ==========     ==========    ==========

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

3.     EARNINGS PER SHARE (CONTINUED)

        At June 30, 2001, there were 226,292 potential common shares excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

4.      BENEFITS PLAN TERMINATION

        Effective June 30, 2001, the Company terminated its post-retirement medical benefits plan resulting in a non-taxable gain of $5,578. The plan had no assets and was funded by Company and retiree contributions. Upon termination all benefits ceased and the liability relating to accrued cost of future benefits was reversed resulting in a gain on plan termination, which is reflected as a reduction of operating expenses in the 2001 statements of operations.

5.     INCOME TAXES

       The Company's effective income tax rate for the quarter ended June 30, 2001 was 4% of income before income taxes and differs from the normal effective rate due to recognition of a one-time, non-taxable gain associated with termination of the post-retirement medical plan. Additionally, the provision for income taxes is impacted by income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country. Also, during the three month period ended June 30, 2001, the Company reduced the beginning of year valuation allowance for deferred tax assets by $1,389 due to increased anticipated utilization of tax net operating losses.

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

7.     SUBSEQUENT EVENT - BUSINESS COMBINATION

       On July 11, 2001, the Company and MSI Energy Services Inc. (MSI) announced that the Company has agreed to purchase all outstanding shares of MSI for cash. MSI is a general contractor in Alberta, Canada whose common shares are listed on The Canadian Venture Exchange (CDNX: MES). The Company will offer Cdn. $0.95 for each MSI common share and Cdn. $0.05 for each MSI Class "C" share. Certain current MSI shareholders holding a substantial percentage of the outstanding shares of MSI stock have agreed, pursuant to lock-up agreements, to tender their shares to the offers. The offers have the unanimous support of the Boards of Directors of both companies. The offers will remain in effect for 35 days following the mailing of the takeover circular and are conditional on, among other things, at least 86 percent of the fully diluted common shares and 90% of the Class "C" shares of MSI being tendered, receipt of all regulatory approvals and other conditions customary in transactions of this nature. Certain MSI shareholders have agreed to purchase common stock of the Company totaling approximately 150,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements for the periods ended June 30, 2001 and 2000, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Stockholders for the year ended December 31, 2000.

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

     The Company uses EBITDA as part of its overall assessment of financial performance by comparing EBITDA between accounting periods. EBITDA is defined as net income before interest expense, income taxes and depreciation and amortization. EBITDA is not required by generally accepted accounting principles and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing, and financing activities or other financial data prepared in accordance with generally accepted accounting principles, or as a sole indicator of the Company's performance. Management believes that EBITDA is used by the financial community as a method of measuring performance and of evaluating the market value of companies considered to be in similar businesses to those of the Company. EBITDA increased to $12.5 million for the quarter ended June 30, 2001, an increase of $7.7 million compared to the quarter ended June 30, 2000 and increased to $20.1 million for the six month period ended June 30, 2001, an increase of $14.6 million compared to the six month period ended June 30, 2000.

       The Company recognizes anticipated contract revenue as backlog when the award of a contract is reasonably assured. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. New contract awards totaled $53.1 million during the quarter ended June 30, 2001. Additions to backlog during the quarter were as follows: construction, $12.2 million; engineering, $15.9 million; and specialty services, $25.0 million. Backlog decreases by type of service during the period were as follows: construction, $43.6 million; engineering, $13.2 million; and specialty services, $22.0 million. Backlog at the end of the quarter was down $25.7 million (7%) to $364.9 million and consisted of the following: (a) construction, $254.1 million, down $31.4 million; (b) engineering, $66.1 million, up $2.7 million; and (c) specialty services, $44.7 million, up $3.0 million. Construction backlog consists primarily of engineering, procurement and construction for the Chad-Cameroon Pipeline Project (see below) as well as construction projects in the United States. Engineering backlog consists primarily of engineering projects in the United States. Specialty services backlog is primarily attributable to a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10 percent interest in Venezuela and service contracts in the United States and Oman.

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

     In September 2000, the Company, through a joint venture led by a subsidiary of the Company, was awarded a significant project, the scope of which includes the engineering, procurement and construction ("EPC") of a 665-mile (1,070 kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa (the "Chad-Cameroon Pipeline Project"). Engineering and procurement activities began in late 2000. Pipeline construction is anticipated to begin in late 2001 and end in 2003.

     During 2000, the Company's activities in Nigeria included work on two major EPC contracts for Shell: (a) the Nembe Creek gas gathering pipeline system, and
(b) four concrete barge-mounted gas compressor facilities for Shell's Nembe Creek Associated Gas project (collectively, the "Nembe Creek Projects"). In 2001, both projects are nearing completion and it is anticipated that all work will be completed in 2001.

     Also during 2000, Willbros USA, Inc. relocated its administrative headquarters and some construction support services from Tulsa, Oklahoma, to Houston, Texas. The cost of the move, termination benefits, and office lease termination costs totaled approximately $4.5 million, substantially all of which was incurred from April 2000 to December 2000. Approximately $0.4 million was incurred during the three month period ended June 30, 2000.

     On July 11, 2001, the Company announced an agreement to purchase MSI Energy Services Inc., a Canadian general contractor whose common shares are listed on The Canadian Venture Exchange. The purchase is expected to be completed prior to September 30, 2001.

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

       The Company's ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of its competitors, its clients and its work locations. The Company does not believe that its revenue or results of operations were materially adversely affected in this regard during the six month periods ended June 30, 2001 or 2000.

    Three Months Ended June 30, 2001, Compared to Three Months Ended
    June 30, 2000

       Contract revenue decreased $3.0 million (4%) to $78.8 million due to (a) $10.5 million of decreased construction revenue due primarily to reduced activities on the Nembe Creek Projects in Nigeria as they near completion in 2001 and the completion in the third quarter of 2000 of the construction contract in Australia, net of increased construction activity in the United States; (b) a decrease of $0.9 million in specialty service revenue; offset by
(c) increased engineering revenue of $8.4 million due to an increase of engineering services in the United States. Nigeria revenue decreased $21.2 million (57%) due to reduced activity on the Nembe Creek Projects. Australia revenue decreased $8.6 million (100%) due to the construction contract that was completed in 2000. Revenue in the United States increased $22.9 million (111%) due to an increase in engineering, procurement and construction services. Chad-Cameroon revenue was $3.3 million resulting from pre-construction work begun on the pipeline project in that area. Revenue in all other areas combined increased $0.6 million (4%).

       Contract costs decreased $5.5 million (8%) to $64.3 million due to a decrease of $8.3 million in construction services cost and $3.3 million in specialty services cost, offset by an increase of $6.1 million in engineering services cost. Variations in contract cost by country were closely related to the variations in contract revenue, with the exception of Australia. Contract costs in Australia decreased by $15.1 million, or $6.5 million more than the decrease in revenue as a result of a loss recognized during the three month period ended June 30, 2000 on the project in Australia.

       Other operating income of $5.6 million in 2001 results from a non-taxable gain upon termination of the Company's post-retirement medical benefits plan.

       Depreciation and amortization decreased $0.9 million due to the sale in 2000 of excess equipment in Venezuela, Indonesia, the United States and Oman and accelerated amortization of excess spare parts in Indonesia during 2000.

       General and administrative expense increased $0.4 million to $7.1 million. This increase is due primarily to additional services to support increased revenue in the United States and increased business development activities worldwide, net of a reduction in costs related to personnel reductions and scaling back or eliminating activities in Indonesia and the corporate administrative offices.

       Interest expense decreased $0.1 million to $0.4 million expense due to lower borrowing levels in 2001.

       Minority interest expense decreased $0.3 million to $0.3 million due to a decrease in activity in countries where minority interest partners were involved, primarily Nigeria.

       Other - net decreased $0.3 million to a $0.2 million expense due primarily to amortization of debt costs related to the bank credit agreement that was amended as of June 30, 2000 and gains on currency exchanges in 2000 not repeated in 2001.

       The provision for income taxes decreased $2.7 million (90%) due to the decrease in taxable revenue in Nigeria, adjustment of the deferred tax assets valuation allowance in the United States by $1.4 million and settlement of prior year taxes outside the United States. Also, the provision for income taxes is impacted by income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

    Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

       Contract revenue decreased $15.9 million (10%) to $144.6 million due to
(a) $35.1 million of decreased construction revenue due primarily to reduced activities on the Nembe Creek Projects in Nigeria as they near completion in 2001 and the completion in the third quarter of 2000 of the construction contract in Australia, net of increased construction activity in the Untied States; offset by (b) increased engineering revenue of $18.7 million due to an increase of engineering services in the United States; and (c) an increase of $0.5 million in specialty services revenue principally from operations in Nigeria. Nigeria revenue decreased $38.0 million (47%) due to reduced activity on the Nembe Creek Projects. Australia revenue decreased $20.6 million (100%) due to the construction contract that was completed in 2000. Revenue in the United States increased $38.5 million (105%) due to an increase in engineering, procurement and construction services. Chad-Cameroon revenue was $4.4 million resulting from pre-construction work begun on the pipeline project in that area. Revenue in all other areas combined decreased $0.2 million (1%).

       Contract costs decreased $24.1 million (17%) to $116.0 million due to decreases of $35.7 million in construction services cost and $3.4 million in specialty services cost, offset by an increase of $15.0 million in engineering services cost. Variations in contract cost by country were closely related to the variations in contract revenue, with the exception of Australia. Contract costs in Australia decreased by $35.3 million, or $14.7 million more than the decrease in revenue as a result of a loss recognized during the six month period ended June 30, 2000 on the project in Australia.

       Other operating income of $5.6 million in 2001 results from a non-taxable gain upon termination of the Company's post-retirement medical benefits plan.

       Depreciation and amortization decreased $1.4 million due to the sale in 2000 of excess equipment in Venezuela, Indonesia, the United States and Oman and accelerated amortization of excess spare parts in Indonesia in 2000.

       General and administrative expense decreased $1.2 million to $13.0 million. This decrease is due primarily to a reduction in costs related to personnel reductions and scaling back or eliminating activities.

       Interest expense increased $0.2 million to $0.7 million expense due to higher interest rates during the period.

       Minority interest expense decreased $0.2 million to $0.7 million due to a decrease in activity in countries where minority interest partners were involved, primarily Nigeria.

       Other - net decreased $0.6 million to a $0.4 million expense due primarily to amortization of debt costs related to the bank credit agreement amended as of June 30, 2000 and gains on currency exchanges in 2000 not repeated in 2001.

       The provision for income taxes decreased $2.4 million (55%) due to the decrease in taxable revenue in Nigeria, adjustment to the deferred assets valuation allowance in the United States by $1.4 million and settlement of prior year taxes outside the United States. The provision for income taxes is impacted by income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

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

     Cash and cash equivalents decreased $4.4 million (37%) to $7.5 million at June 30, 2001, from $11.9 million at December 31, 2000. The decrease was due to cash flows of $0.6 million from operations and $7.5 million from financing activities (principally issuance of common stock and additional borrowings) offset by $12.5 million used for investing activities (the purchase of equipment and spare parts).

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

     As of June 30, 2001, there was $29.0 million borrowed under the credit agreement at an average interest rate of 9.3% and $41.1 million of letters of credit outstanding leaving $42.9 million available for borrowings and $79.9 million available for standby and commercial letters of credit.

     At June 30, 2001, there were $0.9 million of notes payable issued by RPI, collateralized by vehicles and machinery, and payable in monthly installments including interest from 6.7% to 9.7% per annum. The notes mature prior to June 30, 2002.

     The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $9.8 million at June 30, 2001. There were no outstanding borrowings at June 30, 2001.

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

     The Company believes that cash flows from operations and borrowing capacity under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations through June 30, 2002. The Company estimates capital expenditures for equipment and spare parts to be approximately $25.0 to $35.0 million in 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires, among other things, that the purchase method of accounting be used for all business combinations after June 30, 2001. SFAS 142 requires, among other things, that goodwill and intangible assets with indefinite useful lives acquired after June 30, 2001 no longer be amortized, but instead be tested for impairment at least annually. Goodwill and intangible assets acquired before July 1, 2001 will continue to be amortized until adoption of SFAS 142.

     The Company is required to adopt the provisions of SFAS 141 and expects to adopt the provisions of SFAS 142 on January 2, 2002. Amortization expense related to goodwill was $36 thousand for the year ended December 31, 2000, and $23 thousand for the six months ended June 30, 2001. The Company does not expect the adoption of SFAS 142 to have a material impact on the consolidated results of operations.

     In June 2001, the FASB also approved SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt SFAS 143 effective January 1, 2003. The transition adjustment, if any, will be reported as a cumulative effect of a change in accounting principle. At this time, the Company has not reasonably estimated the effect of this statement on either its financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

       The Company's primary market risk is its exposure to changes in non-U.S. currency exchange rates. The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at June 30, 2001.

       The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2001 due to the generally short maturities of these items. The Company invests primarily in short-term dollar denominated bank deposits, and at June 30, 2001 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. The Company has the ability and expects to hold its investments to maturity.

       The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At June 30, 2001, $29.0 million of the Company's indebtedness was subject to variable interest rates. The weighted average effective interest rate on the variable rate debt for the six months ended June 30, 2001 was 9.5%. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before income taxes by $0.1 million for the six-month period. At June 30, 2001, the Company's fixed rate debt approximated fair value based upon discounted future cash flows using current market prices.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Not applicable

Item 2.   Changes in Securities and Use of Proceeds

     Not applicable


Item 3.   Defaults upon Senior Securities

     Not applicable


Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 9, 2001, in Panama City, Panama. At the Annual Meeting, the stockholders of the Company elected Michael J. Pink and John H. Williams as Class II directors of the Company for three-year terms. The stockholders also considered and approved Amendment Number 2 to the Willbros Group, Inc. 1996 Stock Plan increasing the total number of shares of Common Stock available for issuance under the plan from 2,125,000 shares to 3,125,000 shares and considered and approved the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001.

     There were present at the Annual Meeting, in person or by proxy, stockholders holding 12,046,499 shares of the common stock of the Company, or
84.69 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

                                                             Votes
                                           Votes          Against or                             Broker
                                            For            Withheld        Abstentions          Non-Votes
                                       -----------        ----------       -----------         ----------
     1.  Election of Directors:

         Michael J. Pink                12,025,550           20,949           -0-                 -0-

         John H. Williams               12,027,950           18,549           -0-                 -0-


     2.  Amendment Number 2 to
         the Willbros Group, Inc.
         1996 Stock Plan                 5,449,514        2,273,279        1,006,602           3,317,104

     3.  Ratification of KPMG LLP
         as independent auditors of
         the Company for fiscal
         2001                           12,029,339           15,295            1,865              -0-

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

            10.  Amendment Number 2 to the Willbros Group, Inc.
                 1996 Stock Plan (filed as Exhibit B to the Company's Proxy Statement for Annual Meeting of Stockholders dated
                 April 2, 2001).

       (b)   Reports on Form 8-K

        There were no current reports on Form 8-K filed during the three months ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        WILLBROS GROUP, INC.



Date:      August 14, 2001              By:     /s/ Warren L. Williams
                                           -------------------------------------
                                                    Warren L. Williams
                                             Vice President, Chief Financial
                                                     Officer and Treasurer
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)