Form 10-Q
period 2001-09-30
WILLBROS GROUP INC
filed 2001-11-14
CIK 895450

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                               PLAZA 2000 BUILDING
                             50TH STREET, 8TH FLOOR
                                  APARTADO 6307
                          PANAMA 5, REPUBLIC OF PANAMA
                          TELEPHONE NO.: (507) 213-0947
          (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

    PLAZA BANCOMER BUILDING, 50TH STREET, 8TH FLOOR, APARTADO 6307, PANAMA 5,
                               REPUBLIC OF PANAMA
    -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of November 12, 2001 was 14,708,482.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           2001           2000
                                                                                       -------------   ------------
                                                      ASSETS                            (UNAUDITED)

Current assets:
      Cash and cash equivalents ....................................................     $  10,985      $  11,939
      Accounts receivable, net .....................................................        84,536         66,663
      Contract cost and recognized income not yet billed ...........................        29,289         22,765
      Prepaid expenses .............................................................         4,283          2,666
                                                                                         ---------      ---------
            Total current assets ...................................................       129,093        104,033

Spare parts, net ...................................................................         5,655          5,495
Property, plant and equipment, net .................................................        66,573         57,070
Other assets .......................................................................         8,949          9,527
                                                                                         ---------      ---------
            Total assets ...........................................................     $ 210,270      $ 176,125
                                                                                         =========      =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long-term debt ..........................     $     535      $     217
      Accounts payable and accrued liabilities .....................................        66,253         61,960
      Accrued income taxes .........................................................         6,861          4,952
      Contract billings in excess of cost and recognized income ....................         5,277          4,825
                                                                                         ---------      ---------
            Total current liabilities ..............................................        78,926         71,954

Long-term debt .....................................................................        45,000         26,081
Other liabilities ..................................................................           237          6,344
                                                                                         ---------      ---------
            Total liabilities ......................................................       124,163        104,379

Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued ...................................            --             --
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 15,686,739 shares issued at September 30, 2001
        (15,206,495 at December 31, 2000) ..........................................           784            760
      Capital in excess of par value ...............................................        71,838         68,373
      Retained earnings ............................................................        22,640         12,125
      Treasury stock at cost, 1,140,371 shares .....................................        (8,474)        (8,474)
      Notes receivable for stock purchases .........................................            (8)           (43)
      Accumulated other comprehensive income (loss) ................................          (673)          (995)
                                                                                         ---------      ---------
            Total stockholders' equity .............................................        86,107         71,746
                                                                                         ---------      ---------
            Total liabilities and stockholders' equity .............................     $ 210,270      $ 176,125
                                                                                         =========      =========

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS                        NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                              ------------------------------      ------------------------------
                                                                  2001              2000              2001              2000
                                                              ------------      ------------      ------------      ------------

Contract revenue ........................................     $    113,343      $     74,934      $    257,914      $    235,479

Operating expenses (income):
      Contract ..........................................           92,690            65,635           208,725           205,705
      Other .............................................               --                --            (5,578)               --
      Depreciation and amortization .....................            4,787             5,411            14,285            16,317
      General and administrative ........................            7,292             7,626            20,243            21,847
                                                              ------------      ------------      ------------      ------------
                                                                   104,769            78,672           237,675           243,869
                                                              ------------      ------------      ------------      ------------
            Operating income (loss) .....................            8,574            (3,738)           20,239            (8,390)

Other income (expense):
      Interest - net ....................................             (908)             (650)           (1,594)           (1,172)
      Minority interest .................................             (427)             (490)           (1,098)           (1,445)
      Other - net .......................................             (331)            1,096              (744)            1,332
                                                              ------------      ------------      ------------      ------------
                                                                    (1,666)              (44)           (3,436)           (1,285)
                                                              ------------      ------------      ------------      ------------
            Income (loss) before income
            taxes .......................................            6,908            (3,782)           16,803            (9,675)

Provision for income taxes ..............................            4,266             1,960             6,288             6,325
                                                              ------------      ------------      ------------      ------------
            Net income (loss) ...........................     $      2,642      $     (5,742)     $     10,515      $    (16,000)
                                                              ============      ============      ============      ============

Earnings (loss) per common share:
      Basic .............................................     $        .18      $       (.41)     $        .73      $      (1.14)
                                                              ============      ============      ============      ============
      Diluted ...........................................     $        .17      $       (.41)     $        .70      $      (1.14)
                                                              ============      ============      ============      ============

Weighted average number of common shares outstanding:
      Basic .............................................       14,525,022        14,018,645        14,350,880        14,003,973
                                                              ============      ============      ============      ============
      Diluted ...........................................       15,120,248        14,018,645        14,976,376        14,003,973
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

                                                                                                            ACCUMULATED
                                                                                                 NOTES         OTHER
                                                         CAPITAL                              RECEIVABLE       COMPRE-     TOTAL
                                   COMMON STOCK         IN EXCESS                                 FOR          HENSIVE     STOCK-
                               ----------------------    OF PAR       RETAINED     TREASURY      STOCK         INCOME      HOLDERS'
                                 SHARES    PAR VALUE      VALUE       EARNINGS      STOCK       PURCHASES      (LOSS)       EQUITY
                               ----------  ----------   ----------   ----------   ----------  ------------  ------------  ----------

Balance,
   January 1, 2001 ........... 15,206,495  $      760   $   68,373   $   12,125    $  (8,474)   $      (43)  $     (995)  $   71,746

Comprehensive
   income (loss):
     Net income ..............         --          --           --       10,515           --            --           --       10,515

     Foreign currency
       translation
       adjustment.............         --          --           --           --           --            --          322          322

        Total
         comprehensive
         income ..............                                                                                                10,837

Collection of notes
   receivable ................         --          --           --           --           --            35           --           35

Issuance of common
   stock under employee
   benefit plan ..............     18,994           1          213           --           --            --           --          214

Exercise of stock
   options ...................    461,250          23        3,252           --           --            --           --        3,275
                               ----------  ----------   ----------   ----------   ----------    ----------   ----------   ----------
Balance,
   September 30, 2001 ........ 15,686,739  $      784   $   71,838   $   22,640   $   (8,474)   $       (8)  $     (673)  $   86,107
                               ==========  ==========   ==========   ==========   ==========    ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                                ----------------------
                                                                                  2001          2000
                                                                                --------      --------

Cash flows from operating activities:
      Net income (loss) ...................................................     $ 10,515      $(16,000)
      Reconciliation of net income (loss) to cash provided by (used in)
        operating activities:
          Gain on benefits plan termination ...............................       (5,578)           --
          Depreciation and amortization ...................................       14,285        16,317
          (Gain) loss on disposals of property, plant and equipment .......          320          (163)
          Deferred income tax benefit .....................................         (890)           --
          Changes in operating assets and liabilities:
              Accounts receivable .........................................      (17,561)       (5,451)
              Contract cost and recognized income not yet billed ..........       (6,524)       (4,303)
              Prepaid expenses and other assets ...........................         (249)       (4,208)
              Accounts payable and accrued liabilities ....................        4,289        19,196
              Accrued income taxes ........................................        1,909           612
              Contract billings in excess of cost and recognized income ...          452        (5,130)
              Other liabilities ...........................................         (529)          190
                                                                                --------      --------
                   Cash provided by operating activities ..................          439         1,060
Cash flows from investing activities:
      Purchase of Rogers and Phillips, Inc.,
        net of cash acquired ..............................................           --           (15)
      Proceeds from sales of property and equipment .......................          115         7,442
      Purchase of property and equipment ..................................      (19,656)       (6,664)
      Purchase of spare parts .............................................       (4,707)       (4,867)
                                                                                --------      --------
                   Cash used in investing activities ......................      (24,248)       (4,104)
Cash flows from financing activities:
      Proceeds from long-term debt ........................................       66,000        36,000
      Proceeds from common stock ..........................................        3,489           225
      Proceeds from notes payable .........................................        1,283           979
      Collection of notes receivable for stock purchases ..................           35            90
      Repayments of long-term debt ........................................      (47,000)      (34,731)
      Repayment of notes payable to banks .................................       (1,046)       (1,128)
                                                                                --------      --------
                   Cash provided by financing activities ..................       22,761         1,435
Effect of exchange rate changes on cash and cash equivalents ..............           94            --
                                                                                --------      --------
Cash used in all activities ...............................................         (954)       (1,609)
Cash and cash equivalents, beginning of period ............................       11,939         7,806
                                                                                --------      --------
Cash and cash equivalents, end of period ..................................     $ 10,985      $  6,197
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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2001, and for all interim periods presented. All adjustments are normal recurring accruals.

     Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001, are not necessarily indicative of the operating results to be achieved for the full year.

     Certain reclassifications have been made to the 2000 balances in order to conform with the 2001 presentation.

2.   FOREIGN EXCHANGE RISK

     The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2001, or December 31, 2000.

3.   EARNINGS PER SHARE

     Basic and diluted earnings (loss) per common share for the three month and nine month periods ended September 30, 2001 and 2000, are computed as follows:

                                                     THREE MONTHS                        NINE MONTHS
                                                  ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                            -------------------------------      -----------------------------
                                                2001              2000               2001             2000
                                            ------------     --------------      ------------     ------------

Net income (loss) applicable to
  common shares .......................     $      2,642     $       (5,742)     $     10,515     $    (16,000)
                                            ============     ==============      ============     ============

Weighted average number of
  common shares outstanding
  for basic earnings per share ........       14,525,022         14,018,645        14,350,880       14,003,973

Effect of dilutive potential common
  shares from stock options ...........          595,226                 --           625,496               --
                                            ------------     --------------      ------------     ------------

Weighted average number of
  common shares outstanding
  for diluted earnings per share ......       15,120,248         14,018,645        14,976,376       14,003,973
                                            ============     ==============      ============     ============

Earnings (loss) per common share:
  Basic ...............................     $        .18     $         (.41)     $        .73     $      (1.14)
                                            ============     ==============      ============     ============
  Diluted .............................     $        .17     $         (.41)     $        .70     $      (1.14)
                                            ============     ==============      ============     ============

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

3.   EARNINGS PER SHARE (CONTINUED)

     At September 30, 2001, there were 235,556 potential common shares excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

4.   TERMINATION OF BENEFITS PLANS

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

     Effective August 31, 2001, the Company amended its defined benefit pension plan to cease accruing benefits and advised plan participants that the plan will be terminated. The Company has applied for, and is awaiting, Internal Revenue Service approval of plan termination, at which time plan assets will be distributed to plan participants. During the three month period ended September 30, 2001, the Company recorded a $73 loss on the curtailment of plan benefits. The effect of plan termination on income cannot be determined until plan assets are distributed, however, no additional losses are anticipated.

5.   INCOME TAXES

     The Company's effective income tax rate for the quarter ended September 30, 2001 was 62% of income before income taxes and differs from the normal effective rate due to income taxes in certain countries, primarily Nigeria, being based on deemed profit rather than taxable income and the fact that tax losses in one country cannot be used to offset taxable income in another country.

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

     The Company has the usual liability of contractors for the completion of contracts and the warranty of its work. Where work is performed through a joint venture, the Company also has possible liability for the contract completion and warranty responsibilities of its joint venturers. Management is not aware of any

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.   CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONTINUED)

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

7.   SUBSEQUENT EVENT - BUSINESS COMBINATION

     On October 12, 2001, the Company successfully completed its tender offer for all outstanding shares of MSI Energy Services Inc. (MSI) for $7,830 in cash. MSI is a general contractor in Alberta, Canada whose common shares were listed on The Canadian Venture Exchange (CDNX: MES). Subsequently, the Company sold 144,175 common shares from treasury stock, for $1,989, to certain former MSI shareholders. The purchase price of MSI was funded through borrowings under the Company's principal credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements for the periods ended September 30, 2001 and 2000, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Stockholders for the year ended December 31, 2000.

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

     A number of factors relating to the Company's business affect the Company's recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Generally, the Company does not recognize income on a fixed-price contract until the contract is approximately 5% to 10% complete, depending upon the nature of the contract. Costs that are considered to be reimbursable are excluded before the percentage-of-completion calculation is made. Accrued revenue pertaining to reimbursables is limited to the cost of the reimbursables. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from unit-price contracts is recognized as earned. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured. External factors such as weather, client needs, client delays in providing approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. The Company believes that its operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

     All U.S. government contracts and many of the Company's other contracts provide for termination of the contract for the convenience of the client. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances within the control of the Company. A project in Australia was completed after July 1, 2000, the date on which liquidated damages were scheduled to commence under the contract. However, the client has accepted claims for extension of the scheduled completion date resulting in no liquidated damages. As a result of this and other settled claims, during the three month period ended September 30, 2001, the Company recovered $1.6 million of the cost overruns on this project. Additional recoveries may also be possible but until realization is reasonably assured, no additional recoveries will be recognized.

     The Company uses EBITDA as part of its overall assessment of financial performance by comparing EBITDA between accounting periods. EBITDA is defined as net income before interest expense, income taxes and depreciation and amortization. EBITDA is not required by generally accepted accounting principles and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing, and financing activities or other financial data prepared in accordance with generally accepted accounting principles, or as a sole indicator of the Company's performance. Management believes that EBITDA is used by the financial community as a method of measuring performance and of evaluating the market value of companies considered to be in similar businesses to those of the Company. EBITDA increased to $12.6 million for the quarter ended September 30, 2001, an increase of $10.3 million compared to the quarter ended September 30, 2000 and increased to $32.7 million for the nine month period ended

September 30, 2001, an increase of $24.9 million compared to the nine month period ended September 30, 2000.

     The Company recognizes anticipated contract revenue as backlog when the award of a contract is reasonably assured. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. New contract awards totaled $114.7 million during the quarter ended September 30, 2001. Additions to backlog during the quarter were as follows: construction, $62.8 million; engineering, $42.1 million; and specialty services, $9.8 million. Backlog decreases by type of service as a result of work performed during the period were as follows: construction, $68.4 million; engineering, $33.5 million; and specialty services, $11.4 million. Backlog at the end of the quarter was up $1.4 million to $366.3 million and consisted of the following: (a) construction, $248.5 million, down $5.6 million; (b) engineering, $74.7 million, up $8.6 million; and (c) specialty services, $43.1 million, down $1.6 million. Construction backlog consists primarily of procurement and construction for the Chad-Cameroon Pipeline Project (see below) as well as construction projects in the United States and Offshore West Africa. Engineering backlog consists primarily of engineering and procurement projects in the United States. Specialty services backlog is primarily attributable to a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10 percent interest in Venezuela, contracts to build, own and operate four fueling facilities for the United States government, and service contracts in Oman.

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

     Also during 2000, Willbros USA, Inc. relocated its administrative headquarters and some construction support services from Tulsa, Oklahoma, to Houston, Texas. The cost of the move, termination benefits, and office lease termination costs totaled approximately $4.5 million, substantially all of which was incurred from April 2000 to December 2000. Approximately $1.5 million and $0.8 million was incurred during the nine month and three month periods ended September 30, 2000.

     On October 12, 2001, the Company completed the purchase of MSI Energy Services Inc., a Canadian general contractor whose common shares were listed on The Canadian Venture Exchange, for $7.8 million in cash. MSI provides specialty pipeline construction, pipeline integrity and maintenance services in addition to pipe storage and handling services, specialty metal fabrication services, pipeline equipment rentals and concrete construction products in the oil sands region of western Canada.

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

     The Company's ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of its competitors, its clients and its work locations. The Company does not believe that its revenue or results of operations were materially adversely affected in this regard during the nine month periods ended September 30, 2001 or 2000.

     Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

     Contract revenue increased $38.3 million (51%) to $113.3 million due to (a) $24.1 million of increased construction revenue due primarily to increased construction activity in the United States, West Africa Marine and Cameroon, net of reduced activities on the Nembe Creek Projects in Nigeria as they near completion in 2001; (b) an increase of $17.8 million in engineering service revenue resulting from increased engineering and procurement services in the United States; offset by (c) decreased specialty services revenue of $3.6 million. Nigeria revenue decreased $15.7 million (56%) due to reduced activity on the Nembe Creek Projects. Revenue in the United States increased $37.2 million (121%) due to an increase in engineering, procurement and construction services. Offshore West Africa revenue increased $8.1 million (119%) from higher utilization of the combination barge WB318 during the period. Chad-Cameroon revenue was $7.6 million resulting from pre-construction work begun on the pipeline project in that area. Revenue in all other areas combined increased $1.1 million (11%).

     Contract costs increased $26.9 million (41%) to $92.6 million due to an increase of $17.2 million in construction services cost and $16.0 million in engineering services cost, offset by a decrease of $6.3 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

     Depreciation and amortization decreased $0.6 million due to the sale in 2000 of excess equipment in Venezuela, Indonesia, the United States and Oman and accelerated amortization of certain leasehold improvements in 2000 associated with relocation of the Company's administrative office space from Tulsa.

     General and administrative expense decreased $0.4 million to $7.3 million. This decrease is due primarily to costs incurred in 2000 to relocate the Company's administrative offices from Tulsa to Houston.

     Interest expense increased $0.2 million to $0.9 million expense due to higher borrowing levels in 2001.

     Other - net decreased $1.5 million to a $0.4 million expense due primarily to amortization of debt costs related to the bank credit agreement that was amended as of June 30, 2000, collection of an insurance claim in 2000 and gains on currency transactions and sales of excess equipment in 2000 not repeated in 2001.

     The provision for income taxes increased $2.4 million (126%) due to an increase in taxable income in the United States, net of a decrease in Nigeria due to a decrease in taxable revenue in that country. The provision for income taxes is impacted by income taxes in certain countries, primarily Nigeria, being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

     Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

     Contract revenue increased $22.4 million (10%) to $257.9 million due to (a) increased engineering revenue of $36.4 million due to an increase of engineering and procurement services in the United States offset by; (b) $11.0 million of decreased construction revenue due primarily to reduced activities on the Nembe Creek Projects in Nigeria as they near completion in 2001 and the completion in the third quarter of

2000 of the construction contract in Australia, net of increased construction activity in the United States, Offshore West Africa and Cameroon; and (c) a decrease of $3.0 million in specialty services revenue. Nigeria revenue decreased $53.7 million (50%) due to reduced activity on the Nembe Creek Projects. Australia revenue decreased $19.1 million (92%) due to the construction contract that was completed in 2000, net of $1.6 million of cost recoveries from settled claims during 2001. Revenue in the United States increased $75.7 million (113%) due to an increase in engineering, procurement and construction services. Offshore West Africa revenue increased $13.7 million (126%) due to higher utilization of the combination barge WB318. Chad-Cameroon revenue was $12.0 million resulting from pre-construction work begun on the pipeline project in that area. Revenue in all other areas combined decreased $6.2 million (22%).

     Contract costs increased $3.1 million (2%) to $208.8 million due to an increase of $30.9 million in engineering services cost offset by decreases of $18.8 million in construction services cost and $9.0 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue, with the exception of Australia. Contract costs in Australia decreased by $35.2 million or $16.1 million more than the decrease in revenue as a result of a loss recognized during the nine month period ended September 30, 2000 on the project in Australia.

     Other operating income of $5.6 million in 2001 results from a non-taxable gain upon termination of the Company's post-retirement medical benefits plan.

     Depreciation and amortization decreased $2.0 million due primarily to the sale in 2000 of excess equipment in Venezuela, Indonesia, the United States and Oman and accelerated amortization of excess spare parts in Indonesia in 2000.

     General and administrative expense decreased $1.7 million to $20.2 million. This decrease is due primarily to a reduction in costs related to personnel reductions and scaling back or eliminating activities and costs incurred in 2000 to relocate the Company's administrative offices from Tulsa to Houston.

     Interest expense increased $0.4 million to $1.6 million due to higher debt levels during the period.

     Minority interest expense decreased $0.3 million to $1.1 million due to a decrease in activity in Nigeria where minority interest partners were involved.

     Other - net decreased $2.0 million to a $0.7 million expense due primarily to amortization of debt costs related to the bank credit agreement amended as of June 30, 2000, collection of an insurance claim in 2000, gains on currency transactions and sales of excess equipment in 2000 not repeated in 2001.

     The provision for income taxes was unchanged at $6.3 million despite a $26.5 million increase in pretax income. This is the result of lower income taxes in Nigeria due to a decrease in taxable revenue in that country, an adjustment to the deferred assets valuation allowance in the United States by $1.4 million and settlement of prior year taxes outside the United States, offset by increased taxes on higher taxable income in the United States. The provision for income taxes is impacted by income taxes in certain countries, primarily Nigeria, being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

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

     Cash and cash equivalents decreased $0.9 million (8%) to $11.0 million at September 30, 2001, from $11.9 million at December 31, 2000. The decrease was due to cash flows of $0.4 million from operations and $22.9 million from financing activities (principally issuance of common stock and additional borrowings) offset by $24.2 million used for investing activities (the purchase of equipment and spare parts).

     The Company and certain affiliated companies have a $150.0 million credit agreement with a syndicated bank group that was amended effective June 30, 2000. The credit agreement subjects the $100.0 million revolving portion of the credit facility to borrowing base requirements. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Borrowings are payable at termination on February 20, 2003. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.25% or a Eurodollar Rate plus a margin ranging from 2.00% to 3.50%, depending on Company performance. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.475% to 0.75%, depending on Company performance. The credit agreement is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries of the Company. The credit agreement restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts.

     As of September 30, 2001, there was $45.0 million borrowed under the credit agreement at an average interest rate of 7.1% and $60.7 million of letters of credit outstanding leaving $44.3 million available for borrowings and for standby and commercial letters of credit.

     At September 30, 2001, there were $0.5 million of notes payable issued by RPI, collateralized by vehicles and machinery, and payable in monthly installments including interest from 6.7% to 9.7% per annum. The notes mature prior to September 30, 2002.

     The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $9.4 million at September 30, 2001. There were no outstanding borrowings at September 30, 2001.

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

     The Company believes that cash flows from operations and borrowing capacity under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations through September 30, 2002. The Company estimates capital expenditures for equipment and spare parts to be approximately $25.0 to $35.0 million in 2001.

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

     The Company is required to adopt the provisions of SFAS 141 and SFAS 142 on January 2, 2002. Amortization expense related to goodwill was $36 thousand for the year ended December 31, 2000, and $35 thousand for the nine months ended September 30, 2001. The Company does not expect the adoption of SFAS 142 to have a material impact on the consolidated results of operations.

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

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 no later than January 1, 2002. The provisions of SFAS 144 generally are required to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

     The Company's primary market risk is its exposure to changes in non-U.S. currency exchange rates. The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at September 30, 2001.

     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2001 due to the generally short maturities of these items. The Company invests primarily in short-term dollar denominated bank deposits, and at September 30, 2001 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. The Company has the ability and expects to hold its investments to maturity.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At September 30, 2001, $45.0 million of the Company's indebtedness was subject to variable interest rates. The weighted average effective interest rate on the variable rate debt for the nine months ended September 30, 2001 was 8.8%. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before income taxes by $0.2 million for the nine-month period. At September 30, 2001, the Company's fixed rate debt approximated fair value based upon discounted future cash flows using current market prices.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

     None

     (b) Reports on Form 8-K

     Form 8-K dated August 6, 2001 was filed on August 8, 2001, to report under
Item 5 the Company's press release dated August 6, 2001, announcing second quarter 2001 earnings results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WILLBROS GROUP, INC.

Date: November 13, 2001              By:       /s/ Warren L. Williams
                                         ---------------------------------------
                                                 Warren L. Williams
                                         Vice President, Chief Financial Officer
                                                   and Treasurer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)