Form 10-K
period 2001-12-31
WILLBROS GROUP INC
filed 2002-02-20
CIK 895450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K
 (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of February 1, 2002, 14,803,113 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $197,360,651.

                              WILLBROS GROUP, INC.

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I
Items 1.
  and 2.  Business and Properties ....................................        4

Item 3.   Legal Proceedings...........................................       25

Item 4.   Submission of Matters to a Vote of
          Security Holders............................................       25


                                     PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters.............................       25

Item 6.   Selected Financial Data.....................................       26

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............       27

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..       36

Item 8.   Financial Statements and Supplementary Data.................       38

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................       60

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........       61

Item 11.  Executive Compensation......................................       63

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management.......................................       68

Item 13.  Certain Relationships and Related Transactions..............       71

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K.....................................       71

Signatures............................................................       74

                           FORWARD-LOOKING STATEMENTS

    THIS FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-K WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS WHICH WE EXPECT OR ANTICIPATE WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), OIL, GAS AND POWER PRICES, DEMAND FOR OUR SERVICES, THE AMOUNT AND NATURE OF FUTURE INVESTMENTS BY FOREIGN AND DOMESTIC GOVERNMENTS, EXPANSION AND OTHER DEVELOPMENT TRENDS OF THE OIL, GAS AND POWER INDUSTRIES, BUSINESS STRATEGY, EXPANSION AND GROWTH OF OUR BUSINESS AND OPERATIONS, AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES WE MADE IN LIGHT OF OUR EXPERIENCE AND OUR PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AS WELL AS OTHER FACTORS WE BELIEVE ARE APPROPRIATE IN THE CIRCUMSTANCES. HOWEVER, WHETHER ACTUAL RESULTS AND DEVELOPMENTS WILL CONFORM WITH OUR EXPECTATIONS AND PREDICTIONS IS SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS INCLUDING:

-   THE TIMELY AWARD OF ONE OR MORE PROJECTS

-   CANCELLATION OF PROJECTS

-   INCLEMENT WEATHER

-   PROJECT COST OVERRUNS AND UNFORESEEN SCHEDULE DELAYS

- FAILING TO REALIZE COST RECOVERIES FROM PROJECTS COMPLETED OR IN PROGRESS WITHIN A REASONABLE PERIOD AFTER COMPLETION OF THE RELEVANT PROJECT

-   IDENTIFYING AND ACQUIRING SUITABLE ACQUISITION TARGETS ON REASONABLE TERMS

-   OBTAINING ADEQUATE FINANCING

-   THE DEMAND FOR ENERGY DIMINISHING

-   CURTAILMENT OF CAPITAL EXPENDITURES IN THE OIL, GAS, AND POWER INDUSTRIES

-   POLITICAL CIRCUMSTANCES IMPEDING THE PROGRESS OF WORK

- DOWNTURNS IN GENERAL ECONOMIC, MARKET OR BUSINESS CONDITIONS IN OUR TARGET MARKETS

-   CHANGES IN LAWS OR REGULATIONS

- THE RISK FACTORS LISTED IN THIS FORM 10-K AND LISTED FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

-   OTHER FACTORS, MOST OF WHICH ARE BEYOND OUR CONTROL.

    CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FORM 10-K ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS WE ANTICIPATED WILL BE REALIZED OR, EVEN IF SUBSTANTIALLY REALIZED, THAT THEY WILL HAVE THE EXPECTED CONSEQUENCES TO OR EFFECTS ON OUR BUSINESS OR OPERATIONS. WE ASSUME NO OBLIGATION TO UPDATE PUBLICLY ANY SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                   ---------

    UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES IN THIS FORM 10-K TO "WILLBROS", THE "COMPANY", "WE", "US" AND "OUR" REFER TO WILLBROS GROUP, INC., ITS CONSOLIDATED SUBSIDIARIES AND THEIR PREDECESSORS.

                                     PART I


ITEMS 1 AND 2.    BUSINESS AND PROPERTIES


GENERAL

    We are one of the leading independent contractors serving the oil, gas and power industries, providing construction, engineering and specialty services to industry and government entities worldwide. We place particular emphasis on projects in countries where we believe our experience gives us a competitive advantage, including several developing countries. Our construction services include the building and replacement of major pipelines and gathering systems, flow stations, pump stations, gas compressor stations, gas processing facilities, oil and gas production facilities, piers, dock facilities and bridges.

Our engineering services include:

-   Feasibility studies

-   Conceptual and detailed design

-   Field services, material procurement and overall project management.

Our specialty services include:

-   Dredging

-   Pipe coating

-   Pipe double jointing

-   Removal and installation of flowlines

-   Fabrication of piles and platforms

-   Maintenance and repair of pipelines, stations and other facilities

-   Pipeline rehabilitation

-   General oilfield services

-   Transport of oilfield equipment, rigs and vessels

-   Facility operations.

    Our contract backlog at December 31, 2001, was a record $407.6 million as compared to the previous year-end record backlog amount of $373.9 million at December 31, 2000.

    We provide our services utilizing a large fleet of company-owned and leased equipment that includes marine vessels, barges, dredges, pipelaying equipment, heavy construction equipment, transportation equipment and camp equipment. Our equipment fleet is supported by an extensive inventory of spare parts and tools, which we strategically locate and maintain throughout the world to maximize availability and minimize cost.

    We trace our roots to the construction business of Williams Brothers Company, founded in 1908. Through successors to that business, we have completed many landmark projects around the world, including the "Big Inch" and "Little Big Inch" War Emergency Pipelines (1942-44), the Mid-America Pipeline (1960), the TransNiger Pipeline (1962-64), the Trans-Ecuadorian Pipeline (1970-72), the northernmost portion of the Trans-Alaskan Pipeline System (1974-76), the All American Pipeline System (1984-86), Colombia's Alto Magdalena Pipeline System (1989-90), and a portion of the Pacific Gas Transmission System expansion (1992-93). In September 2000, through a joint venture led by a subsidiary of ours, we were awarded yet another landmark project, the scope of which includes the engineering, procurement and construction, or "EPC" of a 665-mile (1,070-kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa, which we refer to as the "Chad-Cameroon Pipeline Project".

    Over the years, we have been employed by more than 400 clients to carry out work in 55 countries. Within the past 10 years, we have worked in Africa, Asia, Australia, the Middle East, North America and South America. We have historically had a steady base of operations in Nigeria, Oman, the United States and Venezuela, which has been enhanced by major projects in Australia, Bolivia, Cameroon, Chad, Egypt, Gabon, Indonesia, Ivory Coast, Kuwait, and Pakistan.

    Our representative clients (or affiliates of clients) include Royal Dutch Shell; Asamera (Overseas) Limited; Apache Cote d'lvoire; Pecten Cameroon; Bilfinger + Berger; Conoco; ChevronTexaco; ExxonMobil; Kuwait Oil Company; Abu Dhabi National Oil Company; U.S. Army; U.S. Navy; Pacific Gas & Electric; Petroleum Development Oman; El Paso Energy; Transredes; Occidental Petroleum; Duke Energy; Great Lakes Gas Transmission Company; E.N.I.; The Williams Companies; Nigerian National Petroleum Corporation, or "NNPC"; and the Pak-Arab Refinery, Ltd., or "PARCO". Private sector clients such as Royal Dutch Shell and ExxonMobil have historically accounted for the majority of our revenue. Government entities and agencies, such as Kuwait Oil Company, U.S. Army, U.S. Navy, NNPC, Petrobras and PDVSA, have accounted for the remainder. Ten clients were responsible for 81% of our total revenue in 2001 (86% in 2000 and 78% in 1999). Operating units of ExxonMobil, Centennial Pipeline, Royal Dutch Shell, Duke Energy, and Trans Union Power accounted for 18%, 17%, 14%, 10% and 10% of our total revenue in 2001, respectively.

    We are incorporated in the Republic of Panama and maintain our headquarters at Plaza 2000 Building, 50th Street, 8th Floor, Apartado 6307, Panama 5, Republic of Panama; our telephone number is (507) 213-0947. Administrative services are provided by Willbros USA, Inc., whose administrative headquarters are located at 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027 and telephone number is (713) 403-8000.


CURRENT MARKET CONDITIONS

    The global recession has dampened industrial demand for energy, which has affected short-term energy prices and resulted in a re-evaluation of future projects both in the primary pipeline sector and the power generation sector. However, we are not experiencing any significant slowdown in the regions in which we compete from this reassessment of proposed projects by our customers and potential customers. Further, we have a high level of confidence in the work under contract for all of 2002 and into 2003. We believe several factors influencing the global energy market have led to and will continue to result in increased activity across our primary lines of business. The factors leading to higher levels of energy-related capital expenditures include:

- Rising global energy demand resulting from economic growth in developing countries

- The need for larger oil and gas transportation infrastructures in a number of developing countries

-   Certain state-controlled oil and gas companies seeking foreign investment

- The increasing role of natural gas as a fuel for power generation and other uses in producing countries

-   Initiatives to reduce natural gas flaring

-   Efforts to bring stranded natural gas reserves to market

-   Aging of energy infrastructure.

    Industry reports indicate that planned worldwide pipeline construction will increase significantly over the next several years. These forecasts indicate in excess of $25 billion to be spent worldwide in 2002 on pipeline construction and related infrastructure as compared to approximately $17 billion of planned expenditures for 2001. We expect to aggressively pursue and capture a portion of the approximately $1.5 billion in business opportunities that we estimate will meet our bidding criteria over the next 12 months.

    We currently have a number of significant bids outstanding with respect to potential contract awards in Bolivia, Cameroon, Canada, Ecuador, Nigeria, Oman, Saudi Arabia, the United States and Venezuela. We are currently preparing bids with respect to potential contract awards in Nigeria, Oman, Saudi Arabia, the United States and Venezuela. Finally, we expect to prepare and submit bids with respect to certain other potential construction and engineering projects in Africa, Asia, the Middle East, North America and South America during 2002.


BUSINESS STRATEGY

    We seek to maximize stockholder value through our business strategy. The core elements of this strategy are to:

- Concentrate on projects and prospects in areas where we can be most competitive and obtain the highest profit margins

- Pursue engineer-procure-construct contracts with a renewed vigor because they can often yield higher profit margins on the engineering and construction components of the contract than stand alone contracts for similar services

- Focus on performance and project execution in order to maximize the profit potential on each contract awarded

-   Maintain our commitment to safety and quality

- Develop alliances with companies who will enhance our capabilities and competitiveness in markets throughout the world

- Pursue growth through expansion, acquisitions and equity investments while maintaining a strong balance sheet.

    In pursuing this strategy, we rely on the competitive advantage gained from our experience in completing logistically complex and technically difficult projects in remote areas with difficult terrain and harsh climatic conditions, and our experienced multinational work force of approximately 3,790 employees (including those of our joint ventures), of whom more than 81 percent are citizens of the respective countries in which they work. Recognizing them as our most sustainable competitive advantage, we continue to invest in our employees to ensure that they have the training and tools needed to be successful in today's challenging environment.

    One of our short-term objectives over the past three years has been to reduce operating and overhead costs to a level that is justified by expected revenue. To accomplish this objective, we downsized operations or offices in work countries where expected returns have not materialized and identified and sold surplus equipment. In addition, we terminated certain employee benefit plans which management felt were not competitive in today's market and in some cases replaced them with other benefits which enhanced our competitive position in recruiting experienced personnel. Our long-term strategies remain unchanged.

    In carrying out the core elements of our long-term strategies, we build from the following:

    Geographic Area. Our objective is to maintain and enhance our presence in regions where we have developed a strong base of operations, such as Africa, the Middle East, North America and South America, by capitalizing on our local experience, established contacts with local customers and suppliers, and familiarity with local working conditions. In pursuing this strategy, we seek to identify a limited number of long-term niche markets in which we can outperform the competition and establish an advantageous position. In 2001, to establish our presence in Canada, we acquired MSI Energy Services Inc., a Canadian contractor active in the oil sands producing area of Northern Alberta. In addition, we seek to establish or enhance our presence in other strategically important areas, such as Algeria, Bolivia, Cameroon, Chad, Ecuador and Saudi Arabia as well as other selected areas.

    Pursue EPC Contracts. We will continue to pursue engineering, procurement and construction (EPC) contracts because they can often yield higher profit margins on the engineering and construction components of the contract than stand alone contracts for similar services. We intend to capitalize on being one of the few companies worldwide with the ability to provide the full range of EPC services in order to position ourselves to capture more of this business.

    Focus on Superior Project Execution. We will continue to focus on performance and project execution in order to maximize the profit potential on each contract awarded. By doing so, we also enhance our potential for repeat business and/or add-on engineering or specialty service contracts.

    Quality Improvements. Our quality program enhances our ability to meet the specific requirements of our customers through continuous improvement of all our business processes, while at the same time improving competitiveness and profitability. ISO 9000, an internationally recognized verification system for quality management, has in recent years been made a criterion for prequalification of contractors by various clients and potential clients, and this trend is expected to continue. The certification process involves a rigorous review and audit of our management processes and quality control procedures. Currently, four of our key operating subsidiaries have ISO 9000 certification.

    Strategic Alliances. We seek to establish strategic alliances with companies whose resources, skills and strategies are complementary to and are likely to enhance our business opportunities, including the formation of joint ventures and consortia to achieve a competitive advantage and share risks. Such alliances have already been established in a number of countries and we currently have alliances to pursue or perform work in Bolivia, Cameroon, Chad, Dominican Republic, Ecuador, Saudi Arabia, the United States, and Venezuela. As a related strategy, we may decide to make an equity investment in a project in order to enhance our competitive position and/or maximize project returns. This strategy led in 1998 to our Venezuelan subsidiary taking a 10 percent equity interest in a joint venture which was awarded a 16-year contract to operate, maintain and refurbish water injection facilities in Lake Maracaibo, Venezuela.

    Acquisitions. We seek to identify, evaluate and acquire companies that offer growth opportunities and that complement our resources and capabilities. Consistent with this strategy, in January 2000, we acquired Rogers & Phillips, Inc., or "RPI," a closely held pipeline construction company in Houston, Texas with an experienced management team and a strong market position in the U.S. Gulf Coast area, and in 2001, MSI Energy Services Inc., or "MSI," a closely held facility maintenance and pipeline construction company based in Alberta, Canada.

    Conservative Financial Management. We emphasize the maintenance of a strong balance sheet in the financing of the development and growth of our business. We also seek to obtain contracts that are likely to result in recurring revenue in order to partially mitigate the cyclical nature of our construction and engineering businesses. For example, we generally seek to obtain specialty services contracts of more than one year in duration. Additionally, we act to minimize our exposure to currency fluctuations through the use of U.S. dollar-denominated contracts whenever possible, by limiting payments in local currency to approximately the amount of local currency expenses. We continue to exercise a disciplined approach to controlling cost at both project and administrative levels.


WILLBROS BACKGROUND

    We are the successor to the pipeline construction business of Williams Brothers Company, which was started in 1908 by Miller and David Williams. In 1949, the business was reconstituted and acquired by the next generation of the Williams family. The resulting enterprise eventually became The Williams Companies, Inc., a major U.S. energy and interstate natural gas and petroleum products transportation company ("Williams").

    In 1975, Williams elected to discontinue its pipeline construction activities and, in December 1975, sold substantially all of the non-U.S. assets and international entities comprising its pipeline construction division to a newly formed Panama corporation (eventually renamed Willbros Group, Inc.) owned by employees of the division. In 1979, Willbros Group, Inc. retired its debt incurred in the acquisition by selling a 60 percent equity interest to Heerema Holding Construction, Inc. In 1986, Heerema acquired the balance of Willbros Group, Inc., which then operated as a wholly owned subsidiary of Heerema until April 1992.

    In April 1992, Heerema sold Willbros Group, Inc. to a corporation formed December 31, 1991, in the Republic of Panama by members of the company's management at the time, certain other investors, and Heerema. Subsequently, the original Willbros Group, Inc. was dissolved into the acquiring corporation which was renamed "Willbros Group, Inc." In August 1996, we completed an initial public offering of common stock in which Heerema sold all of its shares of common stock; and in October 1997 we completed a secondary offering in which the other investors sold substantially all of their shares of common stock.


WILLBROS MILESTONES

    The following are selected milestones which we have achieved:

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

1970-72 Built the Trans-Ecuadorian Pipeline, crossing the Andes Mountains, consisting of 315 miles (505 kilometers) of 20- and 26-inch pipeline, seven pump stations, four pressure-reducing stations and six storage tanks. Considered the most logistically difficult pipeline project ever completed at the time.

1974-76 Led a joint venture which built the northernmost 225 miles (365 kilometers) of the Trans- Alaskan Pipeline System.

1974-76 Led a joint venture which constructed 290 miles (465 kilometers) of pipeline and two pump stations in the difficult to access western Amazon basin of Peru. Another logistics challenge which required lightering from shipping on the Amazon River.

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

1985-86 Built a 185-mile (300-kilometer), 24-inch crude oil pipeline from Ayacucho to Covenas in Colombia, another Andean challenge.

1987 Rebuilt 25 miles (40 kilometers) of the Trans-Ecuadorian crude oil pipeline mobilizing to Ecuador in two weeks and completing work within six months after major portions were destroyed by an earthquake.

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

2000 Acquired Rogers & Phillips, Inc., a United States pipeline construction company.

2000 Awarded an EPC contract for the 665-mile (1,070-kilometer), 30-inch crude oil Chad - Cameroon Pipeline Project, through a joint venture with another international contractor.

2000 Relocated the Willbros USA, Inc. administrative headquarters from Tulsa, Oklahoma to Houston, Texas.

2000      Ended year with record backlog of $373.9 million.

2001 Acquired MSI Energy Services Inc., Alberta, Canada based contractor, working in the oilsands area and establishing a presence in Canada.

2001      Ended year with new record backlog of $407.6 million.


SERVICES PROVIDED

    We operate in a single operating segment providing contract construction, engineering and specialty services to the oil, gas and power industries. The following table reflects our contract revenue by type of service for 2001, 2000 and 1999.

                                                YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------
                                 2001                  2000                  1999
                                 ----                  ----                  ----
                          AMOUNT     PERCENT    AMOUNT    PERCENT      AMOUNT    PERCENT
                          ------     -------    ------    -------      ------    -------
                                         (DOLLAR AMOUNTS IN THOUSANDS)
Construction services     $214,456     55%     $192,270      61%     $ 67,690      38%
Engineering services       120,321     31        58,709      19        70,500      40
Specialty services ..       55,357     14        63,311      20        38,374      22
                          --------    ---      --------     ---      --------     ---
   Total ............     $390,134    100%     $314,290     100%     $176,564     100%
                          ========   ====      ========    ====      ========    ====


  CONSTRUCTION SERVICES

    We are one of the most experienced contractors serving the oil, gas and power industries. Our construction capabilities include the expertise to construct and replace large-diameter cross-country and offshore pipelines; to construct oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities and other related facilities; and to construct offshore platforms, piers, docks and bridges.

    Pipeline Construction. World demand for pipelines results from the need to move millions of barrels of crude oil and petroleum products and billions of cubic feet of natural gas to refiners, processors and consumers each day. Pipeline construction is capital-intensive, and we own, lease, operate and maintain a fleet of specialized equipment necessary for us to engage in the pipeline construction business. We focus on pipeline construction activity in remote areas and harsh climates where we believe our experience gives us a competitive advantage. We believe that we have constructed more miles of pipeline than any other private sector company.

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

Onshore construction often involves separate crews to perform the following different functions:

-   Clear the right-of-way

-   Grade the right-of-way

-   Excavate a trench in which to bury the pipe

- Haul pipe to intermediate stockpiles from which stringing trucks carry pipe and place individual lengths (joints) of pipe alongside the ditch

-   Bend pipe joints to conform to changes of direction and elevation

-   Clean pipe ends and line up the succeeding joint

-   Perform various welding operations

-   Non-destructively inspect welds

-   Clean pipe and apply anti-corrosion coatings

-   Lower pipe into the ditch

-   Backfill the ditch

-   Bore and install highway and railroad crossings

-   Drill, excavate or dredge and install pipeline river crossings

-   Tie in all crossings to the pipeline

-   Install mainline valve stations

-   Conduct pressure testing

-   Install cathodic protection system

-   Perform final clean up.

    Special equipment and techniques are required to construct pipelines across wetlands and offshore. The "Willbros 318" is a combination derrick/lay barge which performs pipelay and marine construction services in offshore West Africa. We use swamp pipelaying methods extensively in Nigeria, where most of our construction operations are carried out in the Niger River delta. In addition to our primary offshore and swamp equipment such as laybarges, dredges and swamp backhoes, we have a substantial investment in support vessels, including tugboats, barges, supply boats and houseboats, which are required in order to maintain our capabilities in offshore and swamp pipeline construction.

    Station Construction. Oil and gas companies require various facilities in the course of producing, processing, storing and moving oil and gas. We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. We are capable of building such facilities onshore, offshore in shallow water or in swamp locations. The construction of station facilities, while not nearly as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options, and in countries where the importation process is difficult. Our capabilities have been enhanced by our experience in dealing with such challenges in numerous countries around the world.

    Marine Construction. Our marine fleet includes lay barges, pile driving barges, derrick barges and other vessels, which support marine construction operations, and the "Willbros 318" combination derrick/lay barge to perform shallow water pipelay and maintenance projects in offshore West Africa. This 300-foot (91-meter) barge is capable of laying up to 24-inch diameter pipe in up to 200-foot water depths. During 2001, we purchased the "WB82" work/derrick barge to complement our West Africa marine construction operations. In Venezuela, we construct and install fixed drilling and production platforms, primarily in Lake Maracaibo, and we are also capable of building bridges, docks, jetties and mooring or breasting dolphins.

ENGINEERING SERVICES

    We provide project management, engineering, and material procurement services to the oil, gas and power industries and government agencies. We specialize in providing engineering services to assist clients in constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, and field gathering and production facilities. Through experience, we have developed expertise in addressing the unique engineering issues involved with pipeline systems and associated facilities to be installed where climatic conditions are extreme, areas of environmental sensitivity must be crossed, fluids which present extreme health hazards must be transported, and fluids which present technical challenges regarding material selection are to be transported.

    To complement our engineering services, we also provide a full range of field services, including:

-   Surveying

-   Right-of-way acquisition

-   Material receiving and control

-   Construction inspection

-   Facilities startup assistance.

    Such services are furnished to a number of oil, gas, power and government clients on a stand-alone basis; and are provided as part of EPC contracts undertaken by our company.

    The buying process of our customers includes close scrutiny of our experience and capabilities with respect to project requirements. Some of those requirements are:

    Climatic Constraints. In the design of pipelines and associated facilities to be installed in harsh environments, special provisions for metallurgy of materials and foundation design must be addressed. We are experienced in designing pipelines for arctic conditions, where permafrost and extremely low temperatures are prevalent, desert conditions, mountainous terrain, swamps and offshore.

    Environmental Impact of River Crossings/Wetlands. We have considerable capability in designing pipeline crossings of rivers, streams and wetlands in such a way as to minimize environmental impact. We possess expertise to determine the optimal crossing techniques, such as open cut, directionally-drilled or overhead, and to develop site-specific construction methods to minimize bank erosion, sedimentation and other environmental impacts.

    Seismic Design and Stress Analysis. Our engineers are experienced in seismic design of pipeline crossings of active faults and areas where liquefaction or slope instability may occur due to seismic events. Our engineers also carry out specialized stress analyses of piping systems that are subjected to expansion and contraction due to temperature changes, as well as loads from equipment and other sources.

    Hazardous Materials. Special care must be taken in the design of pipeline systems transporting sour gas. Sour gas not only presents challenges regarding personnel safety since hydrogen sulfide leaks can be extremely hazardous, but also requires that material be specified to withstand highly corrosive conditions. Our engineers have extensive natural gas experience which includes design of sour gas systems.

    Hydraulics Analysis for Fluid Flow in Piping Systems. We employ engineers with the specialized knowledge necessary to address properly the effects of both steady state and transient flow conditions for a wide variety of fluids transported by pipelines, including natural gas, crude oil, refined petroleum products, natural gas liquids, carbon dioxide and water. This expertise is important in optimizing the capital costs of pipeline projects where pipe material costs typically represent a significant portion of total project capital costs.

    Natural Gas Transmission Systems. The expansion of the natural gas transportation network in the United States in recent years has been a major contributor to our engineering business. We believe we have established a strong position as a leading supplier of project management and engineering services to natural gas pipeline transmission companies in the United States. Since 1988, we have provided, or are providing, engineering services for 19 major natural gas pipeline projects in the United States, totaling more than 7,000 miles (11,200 kilometers) of large diameter pipe for new systems and expansions of existing systems. During this same period, we were also the engineering contractor for 80 compressor stations, including new stations and additions to existing stations for 17 clients.

    Liquids Pipelines and Storage Facility Design. We have engineered a number of crude oil and refined petroleum products systems throughout the world, and have become recognized for our expertise in the engineering of systems for the storage and transportation of petroleum products and crude oil. In recent years, we have been responsible for the engineering of a major expansion of a products pipeline system in the United States, involving 395 miles (640 kilometers) of pipeline in New Mexico and Texas. In 2001, we provided engineering and field services for conversion of a natural gas system in the Midwest United States, involving over 794 miles (1,279 kilometers) of 24 to 26-inch diameter pipeline to serve the upper Midwest with refined petroleum products. Currently we are providing EPC services for the expansion of another petroleum products pipeline to the Midwest involving 12 new pump stations, modifications to another 12 pump stations and additional storage.

    U.S. Government Services.   Since 1981, we have established our position
with U.S. government agencies as a leading engineering contractor for jet fuel storage and aircraft fueling facilities, having performed the engineering for major projects at seven U.S. military bases including three air bases outside the U.S. The award of these projects was based largely on contractor experience and personnel qualifications. In the past three years, we have won four of five so-called "Build, Own, Operate, Transfer" or "BOOT" projects to provide fueling facilities for the U.S. Defense Energy Support Center.

    Design of Peripheral Systems. Our expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings.

    Material Procurement. Because material procurement plays such a critical part in the success of any project, we maintain an experienced staff to carry out material procurement activities. Material procurement services are provided to clients as a complement to the engineering services performed for a project. Material procurement is especially critical to the timely completion of construction on the EPC contracts we undertake. We maintain a computer-based material procurement, tracking and control system, which utilizes software enhanced to meet our specific requirements.

  SPECIALTY SERVICES

    We provide a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines. Frequently, such services require the utilization of specialized equipment, which is costly and requires operating expertise. Due to the initial equipment cost and operating expertise required, many client companies contract with us for the use of such specialized equipment and experienced personnel. We own and operate a variety of specialized equipment that is used to support construction projects and to provide a wide range of oilfield services. The following is a description of the primary types of specialty services.

    Dredging. We conduct dredging operations on our own projects and as a subcontractor to other companies. Dredging equipment is required to pump sand to establish a land location in a swamp and to excavate trenches for pipelines in swamps or offshore locations and for river crossings. Dredging equipment is also used to maintain required depth of navigation channels for barges and other watercraft. This maintenance dredging is often performed under annual or multi-year contracts. We own a fleet of dredges, including cutter suction dredges and grab dredges, which are routinely used in Nigeria and can be readily deployed to other projects in the region.

    Pipe Coating. We own and operate coating equipment, which applies a variety of protective anti-corrosion coatings to the external surface of line pipe. The external coating is required to protect buried pipe in order to mitigate external corrosion.

    Concrete Weight Coating. Pipelines installed in wetlands or marine environments must be heavy enough to offset the buoyancy forces on the buried pipeline to keep the pipeline from floating out of the ditch. The most effective method of achieving the required negative buoyancy is concrete coating applied over the anti-corrosion coating to a calculated thickness. We own and operate a facility in Nigeria to apply concrete weight coating to line pipe.

    Pipe Double-Jointing. Large diameter pipe for onshore pipeline projects is normally manufactured in 40-foot (12-meter) nominal lengths, or joints, to facilitate ocean transportation. On long distance, large diameter pipeline projects, it is usually economical to weld two joints into an 80-foot (24-meter) double joint at a location or locations along the pipeline route. This technique reduces the amount of field welding by 50 percent, and, because welding is often the critical operation, it may accelerate construction of the pipeline. The double-joint welds are made with a semi-automatic submerged arc welding process, which produces high quality, consistent welds at lower costs than field welding. We own two transportable self-contained double-joint plants, which can handle 24- to 48-inch diameter pipe and are used worldwide.

    Piling. Our subsidiary in Venezuela specializes in the fabrication and installation of 36-inch concrete piles up to 220 feet (67 meters) in length. These piles are used to construct marine facilities such as drilling platforms, production platforms, bridges, docks, jetties and mooring or breasting dolphins. We also own barges and pile driving equipment to install piles in Venezuela and Nigeria.

    Marine Heavy Lift Services. The primary equipment used for offshore oil and gas production facilities is usually manufactured on skids at the vendor's shop and transported to the production site by ocean-going water craft. We own a variety of heavy lift barges and tugs to transport such equipment from the receiving country port to the production location and to install the equipment on the platforms. Other services include marine salvage and dry-dock facilities for inland water barges.

    Transport of Dry and Liquid Cargo. Exploration and production operations in marine environments require logistical support services to transport a variety of liquid and dry cargo to the work sites. We own and operate a diversified fleet of marine equipment to provide transportation services to support these operations in Nigeria and Venezuela.

    Rig Moves. Derricks used for drilling oil and gas wells and for well work-overs require heavy transportation equipment to move such equipment, tanks and storage vessels between well locations. We own a fleet of heavy trucks and trailers, and provide transportation services to our clients in Oman and Venezuela.

    Maintenance and Repair Services. We provide a wide range of other services including mechanical, electrical, instrumentation, civil works, road maintenance and provision of camp services for operating personnel associated with operation and maintenance of oil and gas gathering systems and production equipment. With the acquisition of MSI Energy Services, we have expanded our maintenance and repair services to include multi-year maintenance contracts servicing the oil sands and tailings slurry pipelines in Northern Alberta.

    Facility Operations. Subsequent to the design, commissioning and start-up phases of contracts, we provide facility operations services to those clients desiring third party operations of facilities.

GEOGRAPHIC REGIONS

    We operate in the following geographic regions: Africa, North America, South America, the Middle East, and Asia and Australia. The following table reflects our contract revenue by geographic region for 2001, 2000 and 1999.

                                            YEAR ENDED DECEMBER 31,
                        ---------------------------------------------------------------
                              2001                   2000                   1999
                              ----                   ----                   ----
                        AMOUNT    PERCENT     AMOUNT     PERCENT    AMOUNT      PERCENT
                        ------    -------     ------     -------    ------      -------
                                               (DOLLAR AMOUNTS IN THOUSANDS)
Africa ...........     $146,200      37%     $161,556       51%     $ 79,777      45%
North America ....      208,626      54        92,998       30        42,981      24
South America ....       16,968       4        26,141        8        23,801      14
Middle East ......       14,303       4        12,908        4         8,026       5
Asia and Australia        4,037       1        20,687        7        21,979      12
                       --------     ---      --------      ---      --------     ---
   Total .........     $390,134     100%     $314,290      100%     $176,564     100%
                       ========     ===      ========      ===      ========     ===

See Note 13 to the Consolidated Financial Statements included in Item 8 of this report for additional information about operations in our work countries.

  Africa

    Africa has been and will continue to be an important strategic market for us. We believe that there will be opportunities to expand our business in Africa, particularly through the development of natural gas projects. There are large, potentially exploitable reserves of natural gas in West Africa, extending from the Ivory Coast to Angola. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. We intend to maintain our presence in Africa and seek to increase our share of available work. We currently are monitoring or bidding major work prospects in Algeria, Cameroon, Chad, Gabon, Ghana, Mozambique, Nigeria, South Africa, and Tanzania.

    Over the past 50 years, we have completed major projects in a number of African countries including Algeria, Cameroon, Egypt, Gabon, Ivory Coast, Libya, Morocco and Nigeria. We have management staff resident in Africa, assisted by engineers, managers and craftsmen with extensive African experience, capable of providing construction expertise, repair and maintenance services, dredging operations, pipe coating and engineering support. Strong local relationships have enabled us to satisfy the varied needs of our clientele in the region.

    We have had a continuous presence in Nigeria since 1962. Our activities in Nigeria are directed from a fully staffed operational base near Port Harcourt. This 150-acre site includes office and living facilities, equipment and vehicle repair shops, a marine jetty, warehouses and fabrication and lay-down areas for both the client's and our materials and spare parts. We have diversified our range of services by adding dredging and pipe coating expertise and drydock facilities. Having diverse yet complementary capabilities has often given us a competitive advantage on projects that contain several distinct work elements within the project's scope of work. For example, we believe that we are currently the only contractor operating in the Nigerian oil and gas sector capable, with our own resources, of executing engineering, procurement and construction projects for pipelines and related facilities for onshore, swamp, and offshore locations.

    Our current activities in Nigeria include maintenance and improvement of offshore structures for ExxonMobil. Other ongoing activities in Nigeria are multi-year contracts to provide dredging services and swamp flowline maintenance services.

    Since our purchase of the "Willbros 318" in 1998, we have successfully completed several offshore projects including the installation of decks and other production facilities on two offshore platforms, five miles (7.5 kilometers) of 8-inch and 10-inch pipelines, a single-point mooring system and a 2-mile, 20-inch offshore pipeline, and performed various other services for ChevronTexaco and ExxonMobil.

    In 2001, we purchased the "WB82" work barge to complement the "Willbros 318" and the "EROS" support vessel. Since the third quarter of 2001, the "Willbros 318" and "WB82" have been engaged to provide riser and platform repair and improvements for ExxonMobil in offshore West Africa.

    In September 2000, through a joint venture with another international contractor, we were awarded a contract to construct the Chad-Cameroon Pipeline Project. The project scope includes engineering, procurement, and construction of a 665-mile (1,070-kilometer), 30-inch crude oil pipeline and fiber optic cable from the Doba fields in Chad to an export terminal on the coast of Cameroon. Engineering and procurement activities began in 2000. The mobilization of the construction and the project management team to West Africa began in the second quarter of 2001. Pipelay activities commenced in the fourth quarter of 2001.

    Our backlog in Africa was $204.7 million at December 31, 2001, compared to $230.8 million at December 31, 2000.

  North America

    We have provided services to the U.S. oil and gas industry for more than 80 years. We believe that the United States will continue to be an important market for our services. Recent deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which we expect will result in continued demand for our services. The demand for natural gas for industrial and power usage in the United States should increase the requirement to build new natural gas transportation infrastructure in the region. Supply to satisfy such market demand for natural gas will come from existing and new production in western Canada, the Gulf of Mexico and the Canadian Atlantic offshore region. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs.

    We are recognized as an industry leader in the United States for providing state-of-the-art project management, engineering, procurement and construction services. We maintain a staff of experienced management, construction, engineering and support personnel in the United States. Currently, we are providing project management and engineering services for the following projects: the Gulfstream Natural Gas System to transport natural gas from southern Alabama and Mississippi to markets throughout central and south Florida; and the Blue Atlantic Pipeline Project envisioned to bring natural gas from offshore northeast Canada to Nova Scotia and New York and New Jersey via submarine pipeline. We are also under contract to provide project management, engineering, procurement and construction services for the Explorer Pipeline Mainline Expansion Project, to increase annual throughput to over 47 million barrels, transporting refined products from the Texas Gulf Coast to the Chicago area; CMS Gas Transmission's Guardian Pipeline Project to transport natural gas from the Chicago area into Wisconsin; and Southern Natural Gas Company's Southern Company Expansion Project to increase the capacity to transport natural gas in their existing system in Mississippi, Alabama and Georgia. Our MSI Energy Services Inc. subsidiary in Canada has maintenance contracts with producers in the oil sands area of Northern Alberta.

    We have also provided significant engineering services to the U.S. Government during the past 15 years, particularly in fuel storage and distribution systems and aircraft fueling facilities. Currently, we own and operate two fueling facilities at Ft. Bragg, North Carolina, which were constructed by us in 1998 and a similar facility completed in 2000 at Twenty-nine Palms Marine Corps Base in California. In 2001, we won contracts for similar facilities at Ft. Stewart, Georgia and Ft. Gordon, Georgia.

    On January 24, 2000, we acquired Rogers & Phillips, Inc., a closely held pipeline construction company in Houston, Texas, with an experienced management team and a strong market position in the

U.S. Gulf Coast area. Since our acquisition of "RPI", it has experienced revenue growth from $22 million in the year before the acquisition to $85.9 million in 2001. This growth is primarily the result of synergies developed with our engineering subsidiary in the acquisition and performance of EPC contracts. On October 12, 2001, we acquired MSI Energy Services Inc., a Canadian contractor with a strong position in the oil sands area of northern Alberta; an area in which production is projected to expand from 600,000 barrels per day in 2000 to more than 1.8 million barrels per day by 2010. Both acquisitions add construction and management capabilities to their respective markets.

    Our backlog in North America was $171.8 million at December 31, 2001, compared to $106.7 million at December 31, 2000.


  South America

    We have been active in South America since 1939. Recent developments involving political changes and privatization efforts in many of the South American countries make this region attractive to us. In particular, privatization and deregulation in this region are allowing more foreign and domestic private investment in the energy sector which, until recently, had traditionally been controlled by state-owned energy companies. In Argentina, Bolivia, Brazil, Chile, Peru and Venezuela, gas transportation projects will continue to evolve to meet increasing demand for gas for industrial and power usage in the rapidly growing urban areas. In Venezuela, Colombia and Ecuador, crude oil transportation systems will need to be built and upgraded so that the vast crude reserves in these countries can be efficiently exported to the world market. We are aggressively pursuing business opportunities throughout South America and currently bidding work or monitoring prospects in Bolivia, Brazil, Ecuador, Peru and Venezuela.

    We have performed numerous major projects in South America, where our accomplishments include the construction of five major pipeline crossings of the Andes Mountains and setting a world altitude record for constructing a pipeline. Our largest project in South America was a turnkey project for the procurement and construction of the Alto Magdalena Crude Oil Pipeline System in Colombia, awarded to us in 1989 and completed in 1990.

    Venezuela is the largest oil producer in South America and conservative estimates place proven reserves at more than 77 billion barrels of oil and 146 trillion cubic feet of natural gas. Venezuela has redirected its energy initiatives to include development of its significant natural gas reserves. The government of Presidente Hugo Chavez has separated the natural gas initiative from the oil interests of Petroleos de Venezuela, S. A., the government owned oil company, to place natural gas projects on an equal footing with oil projects. This new emphasis on natural gas projects should translate into more demand for our natural gas capabilities. However, the Chavez government has also introduced a new national hydrocarbons law which is viewed by both international and national petroleum industry leaders as unfriendly to future investment in this sector. The outcome of negotiations between the government and private industry to revise this law is uncertain, and significant new foreign investment is unlikely until these negotiations are satisfactorily completed.

    In Venezuela, we maintain a fully staffed facility including offices, equipment, yard and dock facilities on a 15-acre waterfront site on Lake Maracaibo and a representation office Caracas. Resident personnel provide services for both onshore and offshore projects. Services include pipeline construction, repair and maintenance services, fabrication and installation of concrete piles and platforms, marine related services, engineering support and other needed services. Major clients include international oil companies such as Shell, Conoco, Occidental Petroleum, ChevronTexaco and PDVSA. In 1998, a consortium in which we hold a 10 percent equity interest was awarded a 16-year contract valued at $785.0 million to operate, maintain and refurbish the Lake Maracaibo water injection program for PDVSA Gas. In 2000, we completed the construction of a major crude oil pumping station for Petrozuata. Current activities include operating, maintenance and refurbishment services for the above-mentioned consortium and recurring service and maintenance work for various clients.

    Subsequent to December 31, 2001, we were selected, in an alliance with another international contractor, to construct a 144-mile (230-kilometer) 32-inch natural gas pipeline in Bolivia for the Transierra consortium.

    Our backlog in South America was $27.0 million at December 31, 2001, compared to $29.7 million at December 31, 2000.

  Middle East

    We believe that increased exploration and production activity in the Middle East will continue to be the primary factor influencing the construction of new energy transportation systems in that region. The majority of future transportation projects in the region are expected to be centered around natural gas due to increased regional demand, governments' recognition of gas as an important asset and an underdeveloped gas transportation infrastructure throughout the region. We are aggressively pursuing business opportunities throughout the Middle East and are currently bidding work or monitoring prospects in Abu Dhabi, Jordan, Kuwait, Oman, Qatar, Saudi Arabia and Yemen.

    Our operations in the Middle East date back to 1948. We have worked in most of the countries in the region, with particularly heavy involvement in Iran, Kuwait, Oman and Saudi Arabia. Currently, we have ongoing operations in Oman, where we have been active for more than 35 years. We maintain a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offer construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to our clients. In November 1999, we were awarded a five-year contract by Oman LNG for general maintenance services. Other current operations in Oman include a general oilfield services contract for Occidental of Oman and an ad hoc service contract for Petroleum Development Oman. Work carried out in Oman during 2001 and 2000 includes pipeline construction, pipeline maintenance, mechanical services and flowline work.

    Our backlog in the Middle East was $4.1 million at December 31, 2001, compared to $6.7 million at December 31, 2000.

Australia and Asia

    Australia and Asia continue to exhibit stability and to be a geographic market of focus due to the relative abundance of undeveloped natural gas resources. That abundance, and environmental concerns, favor the use of natural gas for power generation and industrial and residential usage in Australia and Asia. However, economic and political difficulties in certain countries in the region have caused us to downsize our Jakarta, Indonesia office in 2000 to a minimum level. We are currently conducting marketing and business development activities in this market.

    In June 1999, Duke Energy International awarded a gas pipeline construction contract in Australia to a consortium in which one of our operating subsidiaries had a 35 percent interest. The 492-mile (792-kilometer), 18-inch pipeline, completed in 2000, transports natural gas from Longford, Victoria to Sydney.

    In 1999, we completed contracts for Pak-Arab Refinery, Ltd. relating to the MFM Pipeline Extension Project in Pakistan. The contracts included the supply of project materials, the engineering and construction of 225 miles (365 kilometers) of 18- and 16-inch petroleum products pipeline, the expansion of an existing terminal (including 267,000 barrels of storage capacity), the addition of a new terminal and pump station (including 270,000 barrels of storage), the addition of a storage terminal (including 443,000 barrels of storage) and the design of a future pump station.

    We had no backlog in Australia or Asia at December 31, 2001 or 2000.

BACKLOG

    Our backlog (anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured) was $407.6 million at December 31, 2001, compared to $373.9 million at December 31, 2000. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. We expect that approximately $337.2 million (82.7%) of our backlog existing at December 31, 2001, will be recognized in revenue during 2002. Historically, a substantial amount of our revenue in a given year has not been reflected in our backlog at the beginning of that year. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

    The following is a breakdown of our backlog by geographic region as of December 31, 2001 and 2000:

                              2001                     2000
                              ----                    ----
                       AMOUNT      PERCENT   AMOUNT        PERCENT
                       ------      -------   ------        -------
                                (DOLLAR AMOUNTS IN THOUSANDS)
Africa .........      $204,653      50%     $230,838           62%
North America ..       171,750      42       106,728           28
South America ..        27,047       7        29,670            8
Middle East ....         4,103       1         6,711            2
                      --------     ---      --------          ---
Total ..........      $407,553     100%     $373,947          100%
                      ========     ===      ========          ===



    The $33.7 million (9%) increase in backlog is due mainly to the addition of the Explorer Pipeline Mainline Expansion Project and other U.S. engineering and construction contracts.

    A substantial percentage of our revenue in past years resulted from contracts entered into during that year or the immediately preceding year. The following table sets forth revenue for each of the last five years as a percentage of backlog at the beginning of each such year:

                                                         REVENUE FOR
                                            BACKLOG AT   YEAR ENDED
                                            JANUARY 1   DECEMBER 31   PERCENT
                                            ---------   -----------   -------
                                              (DOLLAR AMOUNTS IN THOUSANDS)
      1997................................   $108,751     $251,877     231%
      1998................................    135,797      281,618     207
      1999................................    286,473      176,564      61
      2000................................    253,080      314,290     124
      2001................................    373,947      390,134     104

      No assurance can be given that our future experience will be similar to our historical results in this respect.

COMPETITION

    We operate in a highly competitive environment. We compete against government-owned or supported companies and other companies that have financial and other resources substantially in excess of those available to us. In certain markets, there is competition from national and regional firms against which we may not be price competitive.

    Our primary competitors for international onshore construction projects in developing countries include Entrepose (France), Technip (France), CCC (Lebanon), Nippon Kokan (Japan), Saipem (Italy),

Spie-Capag (France), Techint (Argentina), Bechtel (U.S.), Stroytransgaz (Russia), Tekfen (Turkey), and Nacap (Netherlands). We believe that we are one of the few companies among our competitors possessing the ability to carry out large projects in developing countries on a turnkey basis (engineering, procurement and construction), without subcontracting major elements of the work. As a result, we may be more cost effective than our competitors in certain instances.

    We have different competitors in different markets. In Nigeria, we compete for pipe coating work with Bredero Price (Netherlands), while our dredging competitors include Bos Kalis Westminster (Netherlands), Dredging International (Belgium), Bilfinger + Berger (Germany), Nigerian Dredging & Marine (Netherlands) and Ham Dredging (Netherlands). In offshore West Africa, we compete with SaiBos, Stolt Offshore, Global Industries, Inc., and Adamac Group. In Oman, competitors in oil field transport services include Desert Line, Al Ahram, Hamdam and TruckOman, all Omani companies; and in construction and the installation of flowlines and mechanical services, we compete with Taylor Woodrow Towell (Britain), CCC (Lebanon), Dodsal (India), Saipem (Italy), Desert Line (Oman) and Galfar (Oman). In Venezuela, competitors in marine support services include Raymond de Venezuela, Petrolago, and Siemogas, all Venezuelan companies. In the Southern Cone of South America, major competitors include Techint (Argentina), Conduto (Brazil), Odebrecht (Brazil), and Contreras Hermanos (Argentina).

    In the United States, our primary construction competitors on a national basis include Associated Pipeline Contractors, Gregory & Cook, Murphy Brothers,
H. C. Price, Sheehan Pipeline Construction and Welded Construction. In addition, there are a number of regional competitors, such as Sunland, Dyess, Flint, and Jomax.

    Primary competitors for engineering services include:

-   ABB

-   Bechtel

-   Fluor

-   Gulf Interstate

-   Jacobs Engineering

-   Kellogg Brown and Root

-   Mustang Engineering

-   Paragon Engineering

-   Snamprogetti

-   Technip

-   Trigon Engineering

-   Universal Ensco

-   Worley Engineering


CONTRACT PROVISIONS AND SUBCONTRACTING

    Most of our revenues are derived from construction, engineering and specialty services contracts. We enter into four basic types of construction contracts:

- Firm fixed-price or lump sum fixed-price contracts providing for a single price for the total amount of work or for a number of fixed lump sums for the various work elements comprising the total price

-   Unit-price contracts which specify a price for each unit of work performed

- Time and materials contracts under which personnel and equipment are provided under an agreed schedule of daily rates with other direct costs being reimbursable

- A combination of the above (such as lump sums for certain items and unit rates for others).

We enter into three types of engineering contracts:

-     Firm fixed-price or lump sum fixed-price contracts

- Time and materials contracts pursuant to which engineering services are provided under an agreed schedule of hourly rates for different categories of personnel, and materials and other direct costs are reimbursable

- Cost-plus-fee contracts, common with U.S. government clients under which income is earned solely from the fee received. Cost-plus-fee contracts are often used for material procurement services.

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

    Changes in scope of work are defined by change orders agreed to by both parties. These changes can impact our contract revenue either positively or negatively.

    We usually obtain contracts through competitive bidding or through negotiations with long-standing clients. We are typically invited to bid on projects undertaken by our clients who maintain approved bidder lists. Bidders are pre-qualified by virtue of their prior performance for such clients, as well as their experience, reputation for quality, safety record, financial strength and bonding capacity.

    In evaluating bid opportunities, we consider such factors as the client, the geographic location, the difficulty of the work, our current and projected workload, the likelihood of additional work, the project's cost and profitability estimates, and our competitive advantage relative to other likely bidders. For international projects, we give careful thought and consideration to the political and financial stability of the country or region where the work is to be performed. We use a computer-based estimating system. The bid estimate forms the basis of a project budget against which performance is tracked through a project control system, enabling management to monitor projects effectively. Project costs are accumulated weekly and monitored against billings and payments to facilitate cash flow management on the project.

    All U.S. government contracts and many of our other contracts provide for termination of the contract for the convenience of the client. In addition, many contracts are subject to certain completion schedule requirements that include liquidated damages in the event schedules are not met as the result of circumstances within our control.

    We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only such specialized activities as hazardous waste removal, non-destructive inspection, tank erection, catering and security. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.

EMPLOYEES

    We believe our employees are our most valuable asset and that their loyalty, productivity, pioneering spirit, work ethic and strong commitment in providing quality services have been crucial elements in the successes we have achieved on numerous projects in remote, logistically challenging locations around the world.

    At December 31, 2001, we employed directly or through our joint ventures, a multi-national work force of approximately 3,790 persons, of which 81% are citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 3,370 over the past five years. The minimum employment during that period has been 2,010 and the maximum 4,750. At December 31, 2001, approximately 32% of our employees were covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

    The following table sets forth the location of employees by work countries as of December 31, 2001:

                                                             NUMBER OF
                                                            EMPLOYEES(1)  PERCENT
                                                            ------------  -------
      Nigeria...........................................       1,180        31%
      Cameroon..........................................       1,280        34
      Oman..............................................         420        11
      Venezuela.........................................         220         6
      Canada ...........................................         110         3
      U.S. Engineering..................................         360         9
      U.S. Construction.................................         150         4
      U.S. Administration...............................          70         2
                                                               -----        ---
      Total.............................................       3,790        100%
                                                               =====        ===

      (1) Includes joint ventures


EQUIPMENT

    We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment and spare parts. In 2001 and 2000, expenditures for capital equipment and spare parts were $28.8 million and $15.4 million, respectively. At December 31, 2001, our net book value of property, plant, equipment and spare parts was $74.3 million. During 2001, surplus equipment with a net book value of $0.6 million was sold or retired for approximately $0.2 million.

    Historically, we have preferred to own rather than lease equipment to ensure that standardized equipment is available as needed. We believe the standardization of equipment has resulted in lower equipment costs. We are constantly evaluating the availability of equipment and may from time to time pursue the leasing of equipment to support projects. In recent years the leasing market for heavy construction equipment in international locales has become much more competitive. As a result, we have made more significant use of leasing to support our project equipment requirements. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may dispose of underutilized equipment from time to time. All equipment is subject to scheduled maintenance to maximize fleet readiness. We have maintenance facilities at Port Harcourt, Nigeria; Azaiba, Oman; Maracaibo, Venezuela; and Houston, Texas; as well as temporary site facilities on major jobs to minimize downtime.


FACILITIES

    We own a 14-acre equipment yard/maintenance facility and an adjoining 29-acre undeveloped industrial site (that is under lease to a third party) at Broken Arrow, Oklahoma, a short distance from Tulsa, Oklahoma and a similar facility in Channelview, Texas, near Houston, that is comprised of 19 acres. In Canada, we own a 10,000 square foot fabrication shop on 3 acres of land in Ft. McMurray, Alberta. In Venezuela, our offices and construction facilities are located on 15 acres of land, which we own, on the shores of Lake Maracaibo. We lease all other facilities used in our operations, including corporate offices in Panama; administrative and engineering offices in Tulsa, Oklahoma, and Houston, Texas; and various office facilities, equipment sites and expatriate housing units in the United States, Canada, England, Nigeria, Oman, and Venezuela. Rent expense for these facilities was $2.6 million in 2001 and $3.2 million in 2000.

INSURANCE AND BONDING

    We maintain workers' compensation, employers' liability, general liability, directors' and officers' liability, automobile liability, aircraft liability, marine liability and excess liability insurance to provide benefits to employees and to protect us against claims by third parties. Such insurance is underwritten by A+ or better rated insurance companies (AM Best rating as to claims paying ability) and, when possible, in loss-sensitive plans with return premiums for favorable loss experience. We also maintain physical damage insurance covering loss of or damage to our property on a worldwide basis, with special insurance covering loss or damage caused by political or terrorist risks in locations where such coverage is deemed prudent. Formal risk management and safety programs are maintained, which have resulted in favorable loss ratios and cost savings. We believe our risk management, safety and insurance programs are adequate to meet our needs.

    We often are required to provide surety bonds guaranteeing our performance and/or financial obligations. The amount of bonding available to us depends upon our experience and reputation in the industry, financial condition, backlog and management expertise, among other factors. We maintain relationships with two top-rated surety companies to provide surety bonds. We also use letters of credit in lieu of bonds to satisfy performance and financial guarantees on some international projects.


POLITICAL AND ECONOMIC RISKS; OPERATIONAL RISKS

    We currently have substantial operations and assets in developing countries in Africa, the Middle East and South America. Accordingly, we are subject to risks which ordinarily would not be expected to exist in the United States, Canada, Japan or western Europe.

    Some of these risks include:

- Foreign currency restrictions (such as those which existed in Venezuela until 1996)

-   Extreme exchange rate fluctuations (for example, in Venezuela and Nigeria)

-   Expropriation of assets

-   Civil uprisings and riots

-   War

-   Terrorist acts

-   Availability of suitable personnel and equipment

-   Government instability

- Legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied.

    Our operations in developing countries may be adversely affected in the event any governmental agencies in these countries interpret laws, regulations or court decisions in a manner which might be considered inconsistent or inequitable in the United States, Canada, Japan or western Europe. We may be subject to unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes, or other governmental assessments, which could have a material adverse effect on our results of operations for any quarter or year.

    Given the unpredictable nature of the risks described in the preceding paragraph, there can be no assurance that such risks will not result in a loss of business which could have a material adverse effect on our results of operations. We have attempted to mitigate the risks of doing business in developing countries by separately incorporating our operations in many such countries; working with local partners in certain countries; contracting whenever possible with major international oil and gas companies; obtaining sizeable down payments or securing payment guarantees; entering into contracts providing for payment in U.S. dollars instead of the local currency whenever possible; maintaining reserves for credit losses; maintaining insurance on equipment against certain political risks and terrorism; and limiting our capital investment in each country. We retain local advisors to assist us in interpreting the laws, practices and customs of the countries in which we operate.

   In 1999, local protesters looted and vandalized one of our facilities near Port Harcourt, Nigeria, and interfered with the operations and progress on some ongoing projects. The Nigerian government intervened and restored order in the area. In 2000, there were periodic interruptions on some projects. We have successfully operated in Nigeria for the past 39 years with very favorable relationships with the local communities, and believe that we can continue to operate in the area.

    Due to the limited number of major projects worldwide, we may, at any one time, have a substantial portion of our resources dedicated to projects located in a few countries. Our results of operations are, therefore, susceptible to adverse events beyond our control, which may occur in a particular country in which one of our businesses may be concentrated.

    Our operations include pipeline construction, dredging, pipeline rehabilitation services, marine support services and the operation of vessels and heavy equipment. These operations involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions, and operator or navigational error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment and suspension of operations. In locations where we perform work with equipment that is owned by others, our continued use of the equipment can be subject to unexpected or arbitrary interruption or termination. The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third parties. Litigation arising from the occurrence of any of these events could result in our being named as a defendant in lawsuits asserting substantial claims.

    We maintain risk management and safety programs to mitigate the effects of loss or damage. While we maintain such insurance protection as we deem prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates that we consider reasonable.


GOVERNMENT REGULATIONS

  General

    Many aspects of our operations are subject to government regulations in the countries in which we operate, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, and our use of local employees and suppliers. In addition, we depend on the demand for our services from the oil, gas and power industries and, therefore, our business is affected by changing taxes, price controls and laws and regulations relating to the oil, gas and power industries generally. The ability of the Organization of Petroleum Exporting Countries to meet and maintain production targets also influences the demand for our services. The adoption of laws and regulations by the countries or the states in which we operate for the purpose of curtailing exploration and development drilling for oil and gas or the development of power generation facilities for economic and other policy reasons, could adversely affect our operations by limiting demand for our services. Our operations are also subject to the risk of changes in foreign and U.S. laws and policies which may impose restrictions on our business, including trade restrictions, which could have a material adverse effect on our operations.

    Other types of government regulation which could, if enacted or implemented, adversely affect our operations include:

-   Expropriation or nationalization decrees

-   Confiscatory tax systems

-   Primary or secondary boycotts directed at specific countries or companies

-   Embargoes

-   Extensive import restrictions or other trade barriers

-   Mandatory sourcing rules

-   Unrealistically high labor rate and fuel price regulation.

    We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in, or new interpretations of, existing regulations.

  Environmental

    Our operations are subject to numerous environmental protection laws and regulations, which are complex and stringent. We regularly perform work in and around sensitive environmental areas such as rivers, lakes and wetlands. Significant fines and penalties may be imposed for non-compliance with environmental laws and regulations, and certain environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed. We are not aware of any non-compliance with or liability under any environmental law that could have a material adverse effect on our business or operations.

ITEM 3. LEGAL PROCEEDINGS

    We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a firm of our size engaged in our type of business and that none of these proceedings is material to our financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 2001 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol "WG." The following table sets forth the high and low sale prices per share of our common stock, as reported in the New York Stock Exchange composite transactions, for the periods indicated:

                                            High              Low
                                            ----              ---
      2000:
            First Quarter                $  7.19           $  4.13
            Second Quarter                  7.63              4.50
            Third Quarter                   8.06              5.13
            Fourth Quarter                  6.94              4.38

      2001:
            First Quarter                  15.00              6.19
            Second Quarter                 17.00             11.40
            Third Quarter                  14.05             10.25
            Fourth Quarter                 16.44             12.40

      2002:
            First Quarter                  16.85             14.10
            (through February 19, 2002)

    Substantially all of our stockholders maintain their shares in "street name" accounts and are not, individually, stockholders of record. As of February 6, 2002, our common stock was held by 101 holders of record and an estimated 1,621 beneficial owners.

    In order to fund the development and growth of our business, we intend to retain our earnings rather than pay dividends in the foreseeable future. Since 1991, we have not paid any dividends, except dividends in 1996 on our outstanding shares of preferred stock, which were converted into shares of common stock on July 15, 1996. Subject to restrictions under credit arrangements, the payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital expenditures and our future business prospects. Our present credit agreement prohibits us from paying cash dividends on our common stock.

                                     PART II

ITEM 6.     SELECTED FINANCIAL DATA

                SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------------
                                                   2001(1)            2000(2)          1999             1998              1997
                                                  ---------          ---------       ---------        ---------       ---------
STATEMENT OF OPERATIONS DATA:
      Contract revenue                            $ 390,134          $ 314,290       $ 176,564        $ 281,618       $ 251,877
      Operating expenses:
         Contract cost                              315,685            266,969         145,498          220,360         182,435
         Termination of benefit plans                (9,204)                --              --               --              --
         Depreciation and amortization               19,522             22,408          21,313           25,552          18,936
         General and administrative                  29,975             30,218          27,548           32,383          29,118
                                                  ---------          ---------       ---------        ---------       ---------
      Operating income (loss)                        34,156             (5,305)        (17,795)           3,323          21,388
      Net interest income (expense)                  (2,084)            (1,865)            587             (484)            304
      Minority interest                              (1,501)            (2,449)         (1,541)          (1,132)         (1,911)
      Other income (expense)                         (1,107)              (716)          2,031           (1,502)             58
                                                  ---------          ---------       ---------        ---------       ---------
      Income (loss) before income taxes              29,464            (10,335)        (16,718)             205          19,839
      Provision for income taxes                     10,384              5,257           3,300            4,567           5,723
                                                  ---------          ---------       ---------        ---------       ---------
      Net income (loss)                           $  19,080          $ (15,592)      $ (20,018)       $  (4,362)      $  14,116
                                                  =========          =========       =========        =========       =========
      Net income (loss) per share:
         Basic                                    $    1.32          $   (1.11)      $   (1.54)       $    (.30)      $     .97
         Diluted                                       1.27              (1.11)          (1.54)            (.30)            .96
    CASH FLOW DATA:
      Cash provided by (used in):
         Operating activities                     $  24,756          $   3,040       $ (14,041)       $  15,199       $  45,788
         Investing activities                       (36,066)           (10,035)          4,866          (34,684)        (46,386)
         Financing activities                        18,373             10,442           8,641          (14,545)         19,747
         Effect of exchange rate changes                287                686              93             (961)            (29)
    OTHER DATA:
      EBITDA (3)                                  $  51,070          $  13,938       $   4,008        $  26,241       $  38,471
      Capital expenditures, excluding
        acquisitions                                 28,818             15,351          12,245           36,112          47,272
      Backlog (at period end) (4)                   407,553            373,947         253,080          286,473         135,797
      Number of employees (at
        period end) (5)                               3,790              2,194           2,030            2,280           4,230
      Cash dividends per common share                    --                 --              --               --              --
    BALANCE SHEET DATA (AT PERIOD END):
      Cash and cash equivalents                   $  19,289          $  11,939       $   7,806        $   8,247       $  43,238
      Working capital                                46,222             32,079          25,801           13,495          39,563
      Total assets                                  224,135            176,125         153,153          159,939         201,202
      Total debt                                     39,284             26,298          15,981              758           8,574
      Stockholders' equity                           96,557             71,746          80,427          106,934         118,986




(1) The Company acquired MSI Energy Services Inc., a general contractor in Alberta, Canada, on October 12, 2001. Accordingly, its results of operations since that date are consolidated with the Company's results of operations. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - General and the Company's Consolidated Financial Statements included elsewhere herein.

(2) The Company acquired Rogers & Phillips, Inc., a U.S. pipeline construction company, on January 24, 2000. Accordingly, its results of operations since that date are consolidated with the Company's results of operations. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - General and the Company's Consolidated Financial Statements included elsewhere herein.

(3) EBITDA represents earnings before net interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the respective period, nor has it been presented as an alternative to operating income as an indicator of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. See the Company's Consolidated Statements of Cash Flows in the Company's Consolidated Financial Statements included elsewhere in this Annual Report. EBITDA is included in this Form 10-K because it is one of the measures through which the Company assesses its financial performance.

(4) Backlog is anticipated contract revenue from contracts for which award is either in hand or reasonably assured.

(5) Includes joint ventures in 2001.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements for the years ended December 31, 2001 and 2000, included in
Item 8 of this Form 10-K.


GENERAL

   We derive our revenue from providing construction, engineering and specialty services to the oil, gas and power industries and government entities worldwide. We obtain contracts for our work primarily by competitive bidding or through negotiations with long-standing or prospective clients. Bidding activity, backlog and revenue resulting from the award of contracts to us may vary significantly from period to period. Contracts have durations from a few weeks to several months or in some cases more than a year.

   Operations outside the United States may be subject to certain risks which ordinarily would not exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprising and riots, availability of personnel and government audit. In 1999, local protesters looted and vandalized our facility near Port Harcourt, Nigeria, and interfered with our operations and progress on some ongoing projects. The Nigerian government intervened and restored order in the area. In 2000 there were periodic interruptions on some projects. We have successfully operated in Nigeria for the past 39 years with very favorable relationships with the local communities, and believe that we can continue to operate in the area. We have been active in South America since 1939. Venezuela is the largest oil producer in South America and has redirected its energy initiative to include development of its significant natural gas reserves. This new initiative should translate into more demand for our natural gas pipeline capabilities. However, the Venezuelan economy is highly inflationary and the government has introduced a new hydrocarbon law, which is viewed by both international and national petroleum industry leaders as unfriendly to future investment in this sector. The outcome of negotiations between the government and private industry to revise the law is uncertain, and significant new foreign investment is unlikely until the negotiations are complete.

CRITICAL ACCOUNTING POLICIES

   Revenue Recognition: Percentage-of-Completion Method - A number of factors relating to our business affect the recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing approvals, labor availability, governmental regulation and politics, may also affect the progress and estimated cost of a project's completion and thus the timing of income and revenue recognition. Generally, we do not recognize income on a fixed-price contract until the contract is approximately 5% to 10% complete, depending upon the nature of the contract. Costs which are considered to be reimbursable are excluded from the percentage-of-completion calculation. Accrued revenue pertaining to reimbursables is limited to the cost of the reimbursables. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured. Revenue from unit-price contracts is recognized as earned. We believe that our operating results should be evaluated over a relatively long time horizon during which major contracts are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

   All U.S. government contracts and many of our other contracts provide for termination of the contract for the convenience of the client. In the event a contract would be terminated at the convenience of the client prior to completion, we will typically be compensated for progress up to the time of termination and any termination costs. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within our control.

   An example of a project involving many of the above factors is our project in Australia. The project in Australia was completed after July 1, 2000, the date on which liquidated damages were scheduled to commence under the contract. Due primarily to productivity and other labor issues, and anticipated liquidated damages, we recognized a contract loss of $14.5 million in 2000. However, during 2001, the client accepted claims for extension of the scheduled completion date, accepted other claims and requested additional services, resulting in contract amendments and the realization in 2001 of $4.2 million of contract income on the project.

   Income Taxes - The determination of our tax provision is complex due to operations in several tax jurisdictions outside the United States which may be subject to certain risks which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported. Furthermore, in determining the valuation allowance related to deferred tax assets, we estimate taxable income into the future and determine the magnitude of deferred tax assets which are more likely than not to be realized. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would need to be adjusted.

   Joint Venture Accounting - We have investments, ranging from 10 percent to 50 percent, in joint ventures that operate in similar lines of business as ours. Investments consist of a 10 percent interest in a consortium for work in Venezuela, a 35 percent interest in a joint venture for work in Australia and a 50 percent interest in a joint venture for work in Africa. Interests in these unconsolidated ventures are accounted for under the equity-method in the consolidated balance sheets and on a proportionate consolidation basis in the consolidated statements of operations. This presentation is consistent with construction industry practice. Alternatively, if we were to account for these interests using the equity-method in the consolidated statement of operations, revenue and contract cost would be materially lower; however, net income would not change.

SIGNIFICANT BUSINESS DEVELOPMENTS

    On January 24, 2000, we acquired Rogers & Phillips, Inc. ("RPI"), a closely held pipeline construction company in Houston, Texas with an experienced management team and a strong market position in the U.S. Gulf Coast area. Founded in 1992, RPI provides a full range of construction services for pipeline operating companies, including station and piping projects in congested urban areas and inside plants, as well as cross-country pipelines. The consideration included 1,035,000 shares of our common stock and approximately $1.7 million in cash and acquisition costs. The transaction was accounted for as a purchase. RPI contributed $85.9 million of revenue during 2001 and $39.4 million in 2000.

    In September 2000, through a joint venture led by a subsidiary of ours, we were awarded a significant project, the scope of which includes the engineering, procurement and construction ("EPC") of a 665-mile

(1,070-kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa (the "Chad-Cameroon Pipeline Project"). Engineering and procurement activities began in late 2000. Pipeline construction began in November 2001 and is expected to be completed in 2003.

    During 2000, our activities in Nigeria included work on two major EPC contracts for Shell: (a) the Nembe Creek gas gathering pipeline system, and (b) four concrete barge-mounted gas compressor facilities for Shell's Nembe Creek Associated Gas project (collectively, the "Nembe Creek Projects"). At the end of 2001, both projects were nearing completion.

   During 2000, Willbros USA, Inc. relocated its administrative headquarters and some construction support services from Tulsa, Oklahoma, to Houston, Texas. The cost of the move, termination benefits, and office lease termination costs totaled approximately $4.5 million.

   On October 12, 2001, we completed the purchase of MSI Energy Services Inc. ("MSI"), a Canadian general contractor whose common shares were listed on The Canadian Venture Exchange. MSI provides pipeline construction, pipeline integrity and maintenance services in addition to pipe storage and handling services, specialty metal fabrication services, pipeline equipment rentals and concrete construction products in the oil sands region of Northern Alberta, Canada. The aggregate purchase price, including transaction costs, was $8.3 million. In conjunction with the acquisition the Company sold 144,175 common shares from treasury for $1.9 million to certain MSI shareholders and the net cash paid of $6.4 million to purchase MSI was funded through borrowings under our principal credit agreement. The transaction was accounted for as a purchase. MSI contributed $3.3 million of revenue during 2001.

   During 2001, our engineering group executed an alliance agreement with Explorer Pipeline Company to provide project management, engineering, procurement and construction services for their Mainline Expansion Project in Texas, Oklahoma, Missouri, Illinois, and Indiana (the "Explorer Pipeline Project"). This project includes construction of 12 grassroots pump stations, modifications at 12 existing pump stations, the addition of 500,000 barrels of storage at the Wood River, Illinois terminal and modifications at two other terminals. The project is scheduled for completion in 2002.

OTHER FINANCIAL MEASURES

   We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for the year 2001 was $51.1 million, up $37.2 million from $13.9 million for 2000.

   We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. New contract awards totaled $423.8 million during the year ended December 31, 2001. Additions to backlog during the year were as follows: construction, $147.4 million; engineering, $219.9 million; and specialty services, $56.5 million. Backlog decreases by type of service as a result of services performed during the period were as follows: construction, $214.5 million; engineering, $120.3 million; and specialty services, $55.3 million. Backlog at the end of the year increased $33.7 million (9%) from the previous year end to $407.6 million and consisted of the following: (a) construction, $207.7 million, down $67.1 million (24%); (b) engineering, $154.6 million, up $99.6 million (181%); and (c) specialty services, $45.3 million, up $1.2 million (3%). Construction backlog consists primarily of the Chad-Cameroon Pipeline Project and construction projects in Offshore West Africa. Engineering backlog consists primarily of the Explorer Pipeline Project and other engineering and procurement projects in the United States. Specialty services backlog is largely attributable to a 16-year water injection contract awarded in 1998 to a consortium in which we have a 10 percent interest in Venezuela, contracts to build, own and operate four fueling facilities for the United States government, and service contracts in Oman and Canada.

RESULTS OF OPERATIONS

   Our contract revenue and contract costs are primarily related to the timing and location of development projects in the oil, gas and power industries worldwide. Contract revenue and cost variations by country from year to year are the result of (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of activity in our services.

    Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. We do not believe that our revenue or results of operations were adversely affected in this regard during the years ended December 31, 2001 or 2000.


         FISCAL YEAR ENDED DECEMBER 31, 2001, COMPARED TO FISCAL YEAR
                             ENDED DECEMBER 31, 2000

CONTRACT REVENUE

   Contract revenue increased $75.8 million (24%) to $390.1 million as a result of (a) increased engineering revenue of $61.6 million due to an increase in engineering and procurement services in the United States; and (b) increased construction revenue of $22.1 million due primarily to increased construction activity in the United States, Offshore West Africa and Cameroon partially offset by reduced activities on the Nembe Creek Projects in Nigeria as they neared completion in 2001 and the completion in the third quarter of 2000 of the construction contract in Australia. These increases in engineering and construction revenue were partially offset by a decrease of $7.9 million in specialty services revenue. Revenue in the United States increased $112.3 million (121%) due to an increase in engineering, procurement and construction services. Cameroon revenue increased $34.0 million as work on the Chad-Cameroon Pipeline Project moved from the engineering, procurement and mobilization phases into the construction phase in November 2001. Offshore West Africa revenue increased $26.3 million (149%) due to higher utilization of the combination barge "Willbros 318" as well as utilization of the derrick barge "WB82" acquired in 2001. Revenue in Oman increased $1.4 million (11%). Canada revenue, from the MSI acquisition on October 12, 2001, was $3.3 million. Nigeria revenue decreased $75.6 million (53%) due to reduced activity on the Nembe Creek Projects. Australia revenue decreased $16.7 million (81%) due to the construction contract that was completed in 2000, net of $4.0 million from contract amendments and settled claims during 2001. Revenue in Venezuela decreased $9.2 million (35%).

CONTRACT COSTS

   Contract costs increased $48.7 million (18%) to $315.7 million due to an increase of $51.9 million in engineering services cost and an increase in construction services cost of $8.1 million, partially offset by a decrease of $11.3 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue, with the exception of Australia. Contract costs in Australia decreased by $35.4 million or $18.7 million more than the decrease in revenue primarily as a result of a $14.5 million loss recognized during 2000, offset by $4.2 million of settled claims in 2001.

TERMINATION OF BENEFIT PLANS

   During 2001 we terminated two employee benefit plans which resulted in one-time, non-taxable gains of $9.2 million. These plans were costly to maintain and had become ineffective in the recruitment and retention of an experienced and qualified workforce.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization decreased $2.9 million to $19.5 million due primarily to the sale in 2000 of excess equipment in Venezuela, Indonesia, the United States and Oman, accelerated amortization of excess spare parts in Indonesia in 2000 and accelerated amortization of leasehold improvements of $0.8 million related to termination of our administrative office space in Tulsa, Oklahoma as a result of relocation of those offices to Houston, Texas.

GENERAL AND ADMINISTRATIVE

   General and administrative expense, as a percentage of revenue, decreased to 7.7% in 2001 from 9.6% in 2000. On a dollar basis, general and administrative expenses decreased $0.2 million to $30.0 million in 2001. This reduction is the result of the non-recurrence of the $3.6 million in expenses that were incurred in 2000 that were associated with the relocation of the administrative office to Houston, Texas. This reduction was offset by increased general and administrative expenses in 2001 as expansion in staffing and support services were necessary to support the 24% increase in revenue during the year.

OPERATING INCOME

   Operating income increased $39.4 million from an operating loss of $5.3 million in 2000 to operating income of $34.1 million in 2001. For the reasons described above, operating income increased in Australia by $19.4 million (from an operating loss of $15.4 million in 2000), the United States by $14.8 million, Offshore West Africa by $9.2 million and Cameroon by $5.0 million. Additionally, we recognized $9.2 million of gains related to the termination of certain employee benefit plans. These improvements were offset by reduced operating income in Nigeria and Venezuela totaling $18.7 million. All other areas combined accounted for an increase of $0.5 million.

NET INTEREST INCOME (EXPENSE)

   Net interest income (expense) decreased $0.2 million to $2.1 million net interest expense due primarily to lower interest rates during the period offset by higher average debt levels.

MINORITY INTEREST

   Minority interest expense decreased $0.9 million to $1.5 million due to a decrease in activity in Nigeria where minority interest partners were involved.

FOREIGN EXCHANGE GAIN (LOSS)

   Foreign exchange loss decreased $1.0 million to $0.1 million primarily due to the write-off during 2000 of cumulative translation adjustments associated with substantially reduced operations in Indonesia and other work countries.

OTHER INCOME (EXPENSE)

   Other income (expense) decreased $1.4 million to $1.0 million expense primarily due a full year of amortization of debt issue cost and losses on equipment disposals.

PROVISION FOR INCOME TAXES

   The provision for income taxes increased $5.1 million while pretax income increased $39.8 million. This is the result of increased taxes on higher taxable income in the United States offset by lower income taxes in Nigeria due to a decrease in taxable revenue in that country, an adjustment to the deferred tax assets valuation allowance in the United States by $2.3 million and settlement of $0.9 million of prior year taxes in Nigeria. In addition, we had $9.2 million of non-taxable gains in 2001 associated with the termination of benefit plans. The provision for income taxes is impacted by income taxes in certain countries, primarily Nigeria, being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

         FISCAL YEAR ENDED DECEMBER 31, 2000, COMPARED TO FISCAL YEAR
                             ENDED DECEMBER 31, 1999

CONTRACT REVENUE

   Contract revenue increased $137.7 million (78%) to $314.3 million due to (a) $124.6 million of increased construction revenue resulting primarily from new construction contracts in Nigeria, the United States and Offshore West Africa; and (b) an increase of $24.9 million in specialty services revenue, principally from operations in Nigeria, Oman and Venezuela; net of decreased engineering revenue of $11.8 million due to completion in early 2000 of the engineering portion of engineering, procurement and construction contracts in Nigeria. Nigeria revenue increased $67.1 million (88%) due to revenue from work performed on engineering, procurement and construction projects and increased specialty services work. Revenue in the United States increased $50.0 million (117%) primarily due to construction projects in Indiana, Illinois and Louisiana performed by RPI and increased engineering work. Offshore West Africa revenue increased $16.4 million due primarily to work performed on an engineering, procurement and construction project to install offshore pipelines and facilities. Oman revenue increased $4.9 million (61%) due to increased construction and service revenues. Venezuela revenue increased $2.6 million (11%) due to work performed on a water injection platform construction contract and several new service contracts. Australia revenue increased $1.9 million due to a construction contract started in the second half of 1999 and completed in July 2000. Indonesia revenue decreased $3.2 million (100%) and Ivory Coast revenue decreased $2.6 million (100%) due to the completion of work in 1999 on pipeline projects in those countries. Revenue in all other areas increased $0.6 million.

CONTRACT COSTS

   Contract costs increased $121.5 million (84%) to $267.0 million due to an increase of $114.2 million in construction services cost, an increase of $15.8 million in specialty services costs and a decrease of $8.5 million in engineering services cost. Variations in contract costs by country were closely related to the variations in contract revenue, with the exception of Australia. Contract costs in Australia exceeded contract revenue by approximately $14.5 million.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization increased $1.1 million to $22.4 million due to $0.8 million of accelerated amortization of leasehold improvements related to the Company's vacated office space in Tulsa, Oklahoma, and $0.9 of increased amortization resulting from higher levels of spare parts purchases, offset by a reduction in depreciation expense as a result of the sale of excess equipment in Venezuela, Indonesia, the United States and Oman.

GENERAL AND ADMINISTRATIVE

   General and administrative expense increased $2.6 million (9%) to $30.2 million. This increase included $3.0 of general and administrative expense from RPI, which was acquired in January 2000, and $3.6 million in office relocation costs that were partially offset by a $4.0 million reduction in general and administrative expense as a result of personnel reductions and scaling back or eliminating activities.

OPERATING LOSS

   Operating loss declined $12.5 million (70%) to an operating loss of $5.3 million. Increased operating income in Nigeria, Offshore West Africa, Oman, and the United States in the aggregate was $26.8 million. This improvement is primarily attributable to a 78 percent increase in revenue in 2000 over 1999. Offsetting the improvements in the above work countries was the increased operating loss in Australia of $14.3 million. This loss is primarily attributable to unanticipated labor difficulties and delays caused by weather and a subcontractor.

NET INTEREST INCOME (EXPENSE)

   Net interest income decreased $2.5 million to $1.9 million net interest expense due to an increase in borrowings and higher interest rates during the period.

MINORITY INTEREST

   Minority interest expense increased $0.9 million to $2.4 million due to an increase in activity in countries where minority interest partners were involved.

FOREIGN EXCHANGE GAIN (LOSS)

   Foreign exchange loss increased $0.6 million to $1.1 million primarily due to the write-off of cumulative translation adjustments associated with substantially reduced operations in certain work countries.

OTHER INCOME (EXPENSE)

   Other income decreased $2.1 million to $0.4 million primarily due to gains on disposals of equipment in 1999 exceeding gains on disposals of equipment in 2000.

PROVISION FOR INCOME TAXES

   The provision for income taxes increased $2.0 million (61%) primarily due to the increase in taxable revenue in Nigeria, offset by a $1.2 million deferred tax benefit resulting from recognition in 2000 of a portion of the future tax benefit of operating loss carryforwards in the United States that were previously fully reserved through a valuation allowance against deferred tax assets. Although we had a loss before income taxes, a provision for income taxes was required due to income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.


EFFECT OF INFLATION AND CHANGING PRICES

   Our operations are affected by increases in prices, whether caused by inflation, government mandates or other economic factors, in the countries in which we operate. We attempt to recover anticipated increases in the cost of labor, fuel and materials through price escalation provisions in certain of our major contracts or by considering the estimated effect of such increases when bidding or pricing new work.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary requirements for capital are to acquire, upgrade and maintain equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where we perceive growth opportunities and finance the possible acquisition of new businesses and equity investments. Historically, we have met these capital requirements primarily from operating cash flows, and more recently from borrowings under our credit facility.

     Cash and cash equivalents increased $7.4 million (62%) to $19.3 million at December 31, 2001, from $11.9 million at December 31, 2000. The increase was due to cash flows of $24.8 million from operations, $18.4 million from financing activities resulting from net borrowings, issuance of treasury stock and the exercise of employee stock options and $0.3 million from the effect of exchange rate changes on cash and cash equivalents. These increases were offset by $36.1 million of investing activities primarily for the purchase of $28.8 million of equipment and spare parts and $7.4 million for the acquisition of MSI (net of cash acquired). Working capital increased $14.1 million during 2001 to $46.2 million at December 31, 2001. Our debt, net of cash balances, at December 31, 2001 was $20.0 million as compared to $14.4 million at December 31, 2000. Stockholders' equity increased $24.8 million to $96.6 million at December 31, 2001. As a result, our debt (net of cash) to equity ratio was basically unchanged from 20% at the end of 2000 to 21% at December 31, 2001.

CONTRACTUAL OBLIGATIONS

   We have a $150 million credit agreement with a syndicated bank group, which was amended effective June 30, 2000. The credit agreement subjects the $100 million revolving portion of the credit facility to borrowing base requirements. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Borrowings are payable at termination on February 20, 2003. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.25% or a Eurodollar Rate plus a margin ranging from 2.00% to 3.50%, depending upon our performance. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.475% to 0.75%, depending upon our performance. The credit agreement is collateralized by substantially all of our assets, including stock of our principal subsidiaries. The credit agreement restricts the payment of cash dividends and requires us to maintain certain financial ratios, including among others, indebtedness to EBITDA, leverage, and interest coverage. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts.

   As of December 31, 2001, there was $39.0 million borrowed under the credit agreement at an average interest rate of 4.5% and $54.4 million of letters of credit outstanding, leaving $56.6 million available for a combination of borrowings and letters of credit.

     At December 31, 2001, there were $0.1 million of notes payable issued by RPI to a bank, collateralized by vehicles and machinery, and payable in monthly installments of principal plus interest ranging from 6.7% to 9.0% per annum. The notes mature in 2002.

   At December 31, 2001, MSI borrowed $0.1 million under a $1.5 million revolving credit facility with a bank. The credit facility is collateralized by a fabrication facility and some real estate and equipment. The facility matures in 2002.

   In addition we have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $9.3 million at December 31, 2001. There were no outstanding borrowings at December 31, 2001.

   We have certain operating leases for office and camp facilities. Minimum lease commitments under operating leases as of December 31, 2001, totaled $4.5 million and are payable as follows: 2002, $1.3 million; 2003, $0.9 million; 2004, $0.8 million; 2005, $0.8 million; 2006, $0.6 million and later years, $0.1 million.

   Based upon the above, our total cash obligations are payable as follows:
2002, $1.5 million; 2003, $39.9 million and later years, $2.3 million.

COMMERCIAL COMMITMENTS

   From time to time we enter into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with our customers may require us to provide letters of credit or insurance bonds with regard to our performance of contracted services. In such cases, the commitments can be called upon in the event of our failure to perform contracted services. Likewise, contracts may allow us to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. In connection with the Chad-Cameroon Pipeline Project joint venture, we issued a letter of credit to an equipment leasing company equal to 50% of total lease payments, our share of the joint venture. The letter of credit reduces as lease payments are made and expires in October 2002. The commitment can be called upon as a result of failure to make lease payments.

   In connection with our 10% interest in a joint venture in Venezuela, we issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid, and expires in March 2003. The commitment as of December 31, 2001 totals $3.8 million.

   In 1997 we entered into lease agreements with a special-purpose leasing partnership for land and an office building for our engineering group in Tulsa, Oklahoma. The leases are treated for accounting purposes as operating leases. The initial terms of the leases were for five years with 30 one-year renewal options, and end in August 2002. At the end of the initial terms of the leases, we can extend the leases with the agreement of the lessor, purchase the leased assets for $5.5 million or terminate the leases and cause the assets to be sold. If the assets are sold, the cash proceeds from the sale in excess of $5.5 million will be paid to us by the landlord. In the event cash proceeds are less than $5.5 million, we will make up the shortfall up to a maximum of $4.7 million. Currently, we believe the fair market value of the property is equal to or greater than $5.5 million.

   A summary of our off-balance sheet commercial commitments as of December 31, 2001 is as follows:

                                                                         AMOUNT OF COMMITMENT
                                                                         EXPIRATION PER PERIOD
                                                                         ---------------------
                                                          TOTAL         LESS THAN       OVER 2
                                                       COMMITMENT        2 YEARS        YEARS
Letters of Credit:
   Chad-Cameroon Pipeline Project - performance           $31.9          $31.9          $  --
   Chad-Cameroon Pipeline Project - equipment lease        12.9           12.9             --
   Other - performance and retention                        9.6            9.6             --
                                                          -----          -----          -----
   Total letters of credit                                 54.4           54.4             --
                                                          -----          -----          -----

Insurance Bonds - primarily performance related:
   Expiring                                                 6.7            6.7             --
   Non-expiring                                             2.5             --            2.5
                                                          -----          -----          -----
   Total insurance bonds                                    9.2            6.7            2.5
                                                          -----          -----          -----

Corporate guarantee                                         3.8            3.8             --
Lease residual value guarantee                              4.7            4.7             --
                                                          -----          -----          -----
Total commercial commitments                              $72.1          $69.6          $ 2.5
                                                          =====          =====          =====


   We do not anticipate any significant collection problems with our customers, including those in countries that may be experiencing economic and/or currency difficulties. Since our customers generally are major oil companies and government entities, and the terms for billing and collecting for work performed are generally established by contracts, we historically have a very low incidence of collectability problems.

   We believe that cash flows from operations and borrowing capacity under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations. We estimate capital expenditures for equipment and spare parts to be approximately $25.0 to $35.0 million in 2002. In analyzing our cash flow from operations, we believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively; there is not one or two events that should they occur could not be funded from our operations or borrowing capacity. For a list of risk factors that could impact cash flow, please refer to the sections titled "Forward-Looking Statements" and "Political and Economic Risks; Operational Risks" contained in this Form 10-K.

     During 1998 and 1999, we repurchased and held in treasury 2,175,371 shares of Common Stock for $16.1 million. We did not repurchase any shares in 2000 or 2001. In January 2000, 1,035,000 shares of treasury stock were issued in connection with the acquisition of RPI. In October 2001, 144,175 shares of treasury stock were issued in connection with the acquisition of MSI. As of December 31, 2001, a total of 996,196 shares remain in treasury stock at an average price of $7.43 per share.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires, among other things, that the purchase method of accounting be used for all business combinations after June 30, 2001. SFAS No. 142 requires, among other things, that goodwill and intangible assets with indefinite useful lives acquired after June 30, 2001 no longer be amortized, but instead be tested for impairment at least annually. Goodwill and intangible assets acquired before July 1, 2001 will continue to be amortized until adoption of SFAS No. 142.

     We are required to fully adopt the provisions of SFAS No. 142 on January 1, 2002. Amortization expense related to goodwill was $38 thousand for the year ended December 31, 2000, and $47 thousand for the year ended December 31, 2001. We do not expect the adoption of SFAS No. 142 to have a material impact on the consolidated results of operations.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt SFAS No. 143 effective January 1, 2003. The transition adjustment, if any, will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains its fundamental provisions for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. We are required to adopt SFAS No. 144 on January 1, 2002. The provisions of SFAS No. 144 generally are required to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2001 and 2000.

     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2001 due to the generally short maturities of these items. We invest primarily in short-term dollar denominated bank deposits, and at December 31, 2001 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. We have the ability and expect to hold our investments to maturity.

     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At December 31, 2001, $39.0 million of indebtedness was subject to variable interest rates. The weighted average effective interest rate on the variable rate debt for the twelve months ended December 31, 2001 was 7.6%. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before income taxes by $0.3 million for the twelve-month period.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----
Audited Financial Statements of Willbros Group, Inc. and Subsidiaries

    Independent Auditors' Report......................................................................           39
    Consolidated Balance Sheets as of December 31, 2001 and 2000......................................           40
    Consolidated Statements of Operations for the years ended
            December 31, 2001, 2000 and 1999..........................................................           41
    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
            December 31, 2001, 2000 and 1999..........................................................           42
    Consolidated Statements of Cash Flows for the years ended
            December 31, 2001, 2000 and 1999..........................................................           43
    Notes to Consolidated Financial Statements for the years ended
            December 31, 2001, 2000 and 1999..........................................................           44

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Willbros Group, Inc.:

We have audited the accompanying consolidated balance sheets of Willbros Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" in 2001.

                                                   KPMG LLP

Houston, Texas
February 5, 2002

                              WILLBROS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                December 31,
                                                                                ------------
                                                                           2001              2000
                                                                           ----              ----
ASSETS

Current assets:
     Cash and cash equivalents                                          $  19,289         $  11,939
     Accounts receivable, net                                              94,604            66,663
     Contract cost and recognized income not yet billed                    17,006            22,765
     Prepaid expenses                                                       3,664             2,666
                                                                        ---------         ---------
              Total current assets                                        134,563           104,033
Spare parts, net                                                            5,965             5,495
Property, plant and equipment, net                                         68,349            57,070
Other assets                                                               15,258             9,527
                                                                        ---------         ---------
              Total assets                                              $ 224,135         $ 176,125
                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current portion of long-term debt                $     284         $     217
     Accounts payable and accrued liabilities                              60,125            61,960
     Accrued income taxes                                                   7,871             4,952
     Contract billings in excess of cost and recognized income             20,061             4,825
                                                                        ---------         ---------
              Total current liabilities                                    88,341            71,954
Long-term debt                                                             39,000            26,081
Other liabilities                                                             237             6,344
                                                                        ---------         ---------
              Total liabilities                                           127,578           104,379

Stockholders' equity:
     Class A preferred stock, par value $.01 per share,
       1,000,000 shares authorized, none issued                                --                --
     Common stock, par value $.05 per share, 35,000,000 shares
       authorized and 15,728,191 shares issued at December 31,
       2001 (15,206,495 at December 31, 2000)                                 786               760
     Capital in excess of par value                                        72,915            68,373
     Retained earnings                                                     31,205            12,125
     Treasury stock at cost, 996,196 shares at December 31, 2001
        (1,140,371 shares at December 31, 2000)                            (7,403)           (8,474)
     Notes receivable for stock purchases                                      (8)              (43)
     Accumulated other comprehensive income (loss)                           (938)             (995)
                                                                        ---------         ---------
              Total stockholders' equity                                   96,557            71,746
                                                                        ---------         ---------

              Total liabilities and stockholders' equity                $ 224,135         $ 176,125
                                                                        =========         =========

          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                  2001                 2000                 1999
                                                                  ----                 ----                 ----
Contract revenue                                             $    390,134         $    314,290         $    176,564

Operating expenses (income):
     Contract                                                     315,685              266,969              145,498
     Termination of benefit plans                                  (9,204)                  --                   --
     Depreciation and amortization                                 19,522               22,408               21,313
     General and administrative                                    29,975               30,218               27,548
                                                             ------------         ------------         ------------

                                                                  355,978              319,595              194,359
                                                             ------------         ------------         ------------

              Operating income (loss)                              34,156               (5,305)             (17,795)

Other income (expense):
     Interest income                                                  377                  677                  801
     Interest expense                                              (2,461)              (2,542)                (214)
     Foreign exchange loss                                           (117)              (1,101)                (501)
     Minority interest                                             (1,501)              (2,449)              (1,541)
     Other - net                                                     (990)                 385                2,532
                                                             ------------         ------------         ------------

                                                                   (4,692)              (5,030)               1,077
                                                             ------------         ------------         ------------

              Income (loss) before income taxes                    29,464              (10,335)             (16,718)

Provision for income taxes                                         10,384                5,257                3,300
                                                             ------------         ------------         ------------

              Net income (loss)                              $     19,080         $    (15,592)        $    (20,018)
                                                             ============         ============         ============

Income (loss) per common share:

     Basic                                                   $       1.32         $      (1.11)        $      (1.54)
                                                             ============         ============         ============
     Diluted                                                 $       1.27         $      (1.11)        $      (1.54)
                                                             ============         ============         ============

Weighted average number of common shares outstanding:

     Basic                                                     14,442,035           14,017,857           13,029,665
                                                             ============         ============         ============
     Diluted                                                   15,074,166           14,017,857           13,029,665
                                                             ============         ============         ============


          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands, except share amounts)

                                                                                                            Accumulated
                                                             Capital                              Notes       Other
                                        Common Stock           in                               Receivable    Compre-       Total
                                     -------------------     Excess                                 For       hensive      Stock-
                                                    Par      of Par     Retained    Treasury      Stock       Income       holders'
                                     Shares        Value      Value     Earnings      Stock     Purchases     (Loss)        Equity
                                     ------        -----     ------     --------     ------     ---------    -------       -------
Balance, January 1, 1999            15,071,715      $753     $67,613    $ 49,914    $ (8,590)     $(982)     $(1,774)      $106,934

  Comprehensive income (loss):
    Net loss                                --        --          --     (20,018)         --         --           --        (20,018)
    Foreign currency translation
     adjustments                            --        --          --          --          --         --           93             93
                                                                                                                           --------
      Total comprehensive
       loss                                                                                                                 (19,925)
  Payment of notes receivable               --        --          --          --          --        675           --            675
  Purchase of treasury stock                --        --          --          --      (7,574)        --           --         (7,574)
  Issuance of common stock
   under employee benefit plan          51,238         3         311          --          --         --           --            314
  Exercise of stock options                500        --           3          --          --         --           --              3
                                   -----------      ----     -------    --------    --------      -----      -------       --------


Balance, December 31, 1999          15,123,453       756      67,927      29,896     (16,164)      (307)      (1,681)        80,427

  Comprehensive income (loss):
    Net loss                                --        --          --     (15,592)         --         --           --        (15,592)
    Foreign currency translation
     adjustments                            --        --          --          --          --         --          686            686
                                                                                                                           --------
      Total comprehensive
       loss                                                                                                                 (14,906)
  Payment of notes receivable               --        --          --          --          --        264           --            264
  Issuance of treasury stock                --        --          --      (2,179)      7,690         --           --          5,511
  Issuance of common stock
   under employee benefit plan          42,542         2         241          --          --         --           --            243
  Exercise of stock options             40,500         2         205          --          --         --           --            207
                                   -----------      ----     -------    --------    --------      -----      -------       --------


Balance, December 31, 2000          15,206,495       760      68,373      12,125      (8,474)       (43)        (995)        71,746

  Comprehensive income (loss):
    Net income                              --        --          --      19,080          --         --           --         19,080
    Foreign currency translation
     adjustments                            --        --          --          --          --         --           57             57
                                                                                                                           --------
      Total comprehensive
       income                                                                                                                19,137
  Payment of notes receivable               --        --          --          --          --         35           --             35
  Issuance of treasury stock                --        --         779          --       1,071         --           --          1,850
  Issuance of common stock
   under employee benefit plan          25,446         1         305          --          --         --           --            306
  Exercise of stock options            496,250        25       3,458          --          --         --           --          3,483
                                   -----------      ----     -------    --------    --------      -----      -------       --------


Balance, December 31, 2001          15,728,191      $786     $72,915    $ 31,205    $ (7,403)     $  (8)     $  (938)      $ 96,557
                                   ===========      ====     =======    ========    ========      =====      =======       ========

          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                           2001             2000             1999
                                                                           ----             ----             ----
Cash flows from operating activities:

     Net income (loss)                                                   $ 19,080         $(15,592)        $(20,018)
     Reconciliation of net income (loss) to cash provided
       by (used in) operating activities:
         Termination of benefit plans                                      (9,204)              --               --
         Depreciation and amortization                                     19,522           22,408           21,313
         Loss (gain) on sales and retirements
           of property and equipment                                          402               (4)          (2,897)
         Deferred income tax benefit                                       (1,466)          (1,193)              --
         Changes in operating assets and liabilities:
              Accounts receivable                                         (25,333)         (11,900)         (10,551)
              Contract cost and recognized
                income not yet billed                                       5,759           (9,305)          (5,060)
              Prepaid expenses and other assets                            (2,363)              73           (1,326)
              Accounts payable and accrued liabilities                        772           23,984              (98)
              Accrued income taxes                                          2,351             (596)            (971)
              Contract billings in excess of cost
                and recognized income                                      15,236           (4,414)           4,436
              Other liabilities                                                --             (421)           1,131
                                                                         --------         --------         --------
                  Cash provided by (used in) operating activities          24,756            3,040          (14,041)
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                    (7,410)             (14)              --
     Proceeds from sales of property and equipment                            162            5,330           17,111
     Purchase of property and equipment                                   (22,223)          (8,792)          (7,983)
     Purchase of spare parts                                               (6,595)          (6,559)          (4,262)
                                                                         --------         --------         --------
                  Cash provided by (used in) investing activities         (36,066)         (10,035)           4,866
Cash flows from financing activities:
     Proceeds from long-term debt                                          75,000           55,000           15,500
     Proceeds from notes payable to banks                                   1,674              979              481
     Proceeds from common stock                                             3,789              450              317
     Collection of notes receivable for stock purchases                        35              264              675
     Repayment of long-term debt                                          (62,000)         (44,791)              --
     Repayment of notes payable to banks                                   (2,104)          (1,460)            (525)
     Sale (purchase) of treasury stock                                      1,979               --           (7,574)
     Repayment of notes payable to former shareholders                         --               --             (233)
                                                                         --------         --------         --------
                  Cash provided by financing activities                    18,373           10,442            8,641
Effect of exchange rate changes on cash and
   cash equivalents                                                           287              686               93
                                                                         --------         --------         --------
Cash provided by (used in) all activities                                   7,350            4,133             (441)
Cash and cash equivalents, beginning of year                               11,939            7,806            8,247
                                                                         --------         --------         --------
Cash and cash equivalents, end of year                                   $ 19,289         $ 11,939         $  7,806
                                                                         ========         ========         ========


          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Company - Willbros Group, Inc. ("WGI"), a Republic of Panama corporation, and all of its majority-owned subsidiaries (the "Company") provide construction, engineering and specialty services to the oil, gas and power industries. The Company's principal markets are Africa, Asia, Australia, the Middle East, South America, Canada and the United States.

       Principles of Consolidation - The consolidated financial statements of the Company include the accounts of WGI and all of its majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. The ownership interest of minority participants in subsidiaries that are not wholly owned (principally in Nigeria and Oman) is included in accounts payable and accrued liabilities and is not material. The minority participants' share of the net income of those subsidiaries is included in other expense. Interests in unconsolidated joint ventures are accounted for on the equity method in the consolidated balance sheets and on a proportionate consolidation basis in the consolidated statements of operations.

       The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ significantly from those estimates.

       Reclassifications - Certain reclassifications have been made to the 2000 balances in order to conform with the 2001 presentation.

       Accounts Receivable - Accounts receivable include retainage, all due within one year, of $1,819 in 2001 and $858 in 2000 and are stated net of allowances for bad debts of $734 in 2001 and $508 in 2000. The provision (credit) for bad debts was $(290) in 2001, $(154) in 2000 and $573 in 1999.

       Spare Parts - Spare parts (excluding expendables), stated net of accumulated depreciation of $10,882 in 2001 and $13,509 in 2000, are depreciated over three years on the straight-line method.

       Property, Plant and Equipment - Depreciation is provided on the straight-line method using estimated lives as follows:

                  Construction equipment                    4-6 years
                  Marine equipment                          10 years
                  Transportation equipment                  3-4 years
                  Buildings, furniture and equipment        3-20 years

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. Normal repair and maintenance costs are charged to expense as incurred. Major overhaul costs are accrued and allocated to contracts based on estimates of equipment condition. Significant renewals and betterments are capitalized.

       Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       Goodwill - Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill acquired prior to July 1, 2001 is being amortized on a straight-line basis over twenty years, until adoption of the non-amortization of goodwill provision of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in 2002. The Company adopted SFAS No. 141, "Business Combinations" and certain provisions of SFAS No. 142 as of July 1, 2001. Goodwill acquired

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

after July 1, 2001 of $3,406 is not amortized, but instead is tested for impairment at least annually. At December 31, 2001, goodwill of $4,383, less accumulated amortization of $85, is included in other assets. Prior to January 1, 2002, the Company assessed the recoverability of goodwill using estimates of undiscounted future cash flows.

       Revenue - Construction and engineering fixed-price contracts are accounted for using the percentage-of-completion method. Under this method, estimated contract revenue is generally accrued based on the percentage the costs to date bear to total estimated costs, taking into consideration physical completion. Estimated contract losses are recognized in full when determined. Revenue from unit-price contracts is recognized as earned. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured. Costs incurred for bidding and obtaining contracts are expensed as incurred.

       Income Taxes - The Company accounts for income taxes by the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences of operating loss and tax credit carryforwards and temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases. The provision for income taxes is impacted by income taxes in certain countries, primarily Nigeria, being based on deemed profit rather than taxable income.

       Retirement Plans and Benefits - During 2001, the Company terminated its defined benefit retirement plans and postretirement medical benefits plan that provided retirement benefits to substantially all regular employees. Pension costs were funded in accordance with annual actuarial valuations. The Company recorded the cost of postretirement medical benefits, which were funded on the pay-as-you-go basis, over the employees' working lives. The Company has a voluntary defined contribution retirement plan that is qualified, and is contributory on the part of the employees.

       Common Stock Options - The Company measures stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provides pro-forma disclosure as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation". As such, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price.

       Foreign Currency Translation - All significant asset and liability accounts stated in currencies other than United States dollars are translated into United States dollars at current exchange rates for countries in which the local currency is the functional currency. Non-monetary assets and liabilities in highly inflationary economies are translated into United States dollars at historical exchange rates. Translation adjustments are accumulated in other comprehensive income (loss). Revenue and expense accounts are converted at prevailing rates throughout the year. Foreign currency transaction adjustments and translation adjustments in highly inflationary economies are recorded in income. During 2000, $854 was transferred from cumulative translation adjustments in stockholders' equity to foreign exchange loss due to the substantial reduction of operations in certain countries.

       Concentration of Credit Risk - The Company has a concentration of customers in the oil, gas and power industries which exposes the Company to a concentration of credit risks within an industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. The Company believes that its allowance for bad debts is adequate.

       Fair Value of Financial Instruments - The carrying value of financial instruments does not materially differ from fair value.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Cash Flows - In the determination of cash flows, all highly liquid investments with maturities of less than three months are considered to be cash equivalents. The Company paid interest of $2,858 in 2001, $2,216 in 2000 and $76 in 1999 and income taxes of $8,650 in 2001, $7,249 in 2000, and $3,474 in 1999.

       Earnings (Loss) per Share - Basic earnings (loss) per share is calculated by dividing net income, less any preferred dividend requirements, by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by including the weighted-average number of all potentially dilutive common shares with the weighted-average number of common shares outstanding.

       Derivative Financial Instruments - The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expenses in the same currency. The Company had no derivative financial instruments as of December 31, 2001 or 2000.

2.     ACQUISITIONS

       On October 12, 2001, the Company successfully completed its tender offer for all outstanding shares of MSI Energy Services Inc. ("MSI"), a general contractor in Alberta, Canada. The acquisition establishes the Company's presence in Canada. The aggregate purchase price, including transaction costs, was $8,295. Concurrently, the Company sold to certain MSI shareholders 144,175 common shares of treasury stock with an assigned value of $1,850, the market price at the date the transaction was announced. The net cash of $6,445 paid to purchase MSI was funded through borrowings under the Company's principal credit agreement. The transaction was accounted for as a purchase.

       On January 24, 2000, the Company acquired Rogers & Phillips, Inc. ("RPI"), a closely held United States pipeline construction company. The consideration included 1,035,000 shares of treasury stock valued at $5,511 and approximately $1,710 in cash and transaction costs. The transaction was accounted for as a purchase.

       The fair value of the net assets acquired from these acquisitions was as follows:

                                                    MSI             RPI
                                                    ---             ---
       Current assets                            $ 3,549         $ 6,615
       Property, plant and equipment               3,318           3,523
       Current liabilities                        (1,080)         (3,044)
       Deferred income taxes                        (482)           (515)
       Term debt                                    (416)           (335)
                                                 -------         -------

                                                   4,889           6,244
       Goodwill, included in other assets          3,406             977
                                                 -------         -------

                                                 $ 8,295         $ 7,221
                                                 =======         =======

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

2.     ACQUISITIONS (CONTINUED)

       The unaudited pro forma results of operation for the MSI acquisition, had the acquisition occurred at January 1, 2000, would have been:

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                    2001               2000
                                                                    ----               ----
       Revenue                                                 $   397,202        $   327,411
       Net income (loss)                                            19,465            (14,825)
       Income (loss) per common share:
           Basic                                                      1.34              (1.05)
           Diluted                                                    1.28              (1.05)

       The unaudited pro forma results of operations for the RPI acquisition, had the acquisition occurred at January 1, 1999, for revenue would have been $314,290 in 2000 and $198,179 in 1999. Pro forma results of net loss and net loss per share would not have been materially different from reported results.

3.     CONTRACTS IN PROGRESS

       Most contracts allow for progress billings to be made during the performance of the work. These billings may be made on a basis different from that used for recognizing revenue. Contracts in progress for which cost and recognized income exceed billings or billings exceed cost and recognized income consist of:

                                                                        December 31,
                                                                        ------------
                                                                    2001              2000
                                                                    ----              ----
       Costs incurred on contracts in progress                   $ 310,926         $ 198,369
       Recognized income                                            65,473            58,686
                                                                 ---------         ---------
                                                                   376,399           257,055
       Progress billings and advance payments                      379,454           239,115
                                                                 ---------         ---------

                                                                 $  (3,055)        $  17,940
                                                                 =========         =========


       Contract cost and recognized income not yet billed        $  17,006         $  22,765
       Contract billings in excess of cost and
         recognized income                                         (20,061)           (4,825)
                                                                 ---------         ---------

                                                                 $  (3,055)        $  17,940
                                                                 =========         =========

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)


4.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, consist of:

                                                                            December 31,
                                                                            ------------
                                                                      2001               2000
                                                                      ----               ----
         Construction equipment                                   $    49,201       $    39,907
         Marine equipment                                              51,154            46,874
         Transportation equipment                                      20,795            17,324
         Land, buildings, furniture and equipment                      26,658            24,251
                                                                  -----------       -----------

                                                                      147,808           128,356
         Less accumulated depreciation and amortization                79,459            71,286
                                                                  -----------       -----------

                                                                  $    68,349       $    57,070
                                                                  ===========       ===========

5.       JOINT VENTURES

       The Company has investments, ranging from 10 percent to 50 percent, in joint ventures that operate in similar lines of business as the Company. Investments consist of a 10 percent interest in a consortium for work in Venezuela, a 35 percent interest in a joint venture for work in Australia and a 50 percent interest in a joint venture for work in Africa. Interests in these unconsolidated ventures are accounted for under the equity-method in the consolidated balance sheets and on a proportionate consolidation basis in the consolidated statements of operations.

       The Company's proportionate share of revenue and contract cost included in the consolidated statements of operations from these ventures consist of:

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                2001           2000           1999
                                                                ----           ----           ----
       Contract revenue                                       $42,483        $25,546        $21,633
       Contract cost                                           31,637         39,913         22,164

       The Company's investments in and advances to and from these ventures consist of:

                                                                                     December 31,
                                                                                     ------------
                                                                                  2001          2000
                                                                                  ----          ----
       Due from joint ventures, included in accounts receivable                  $5,313        $  662
       Equity in and advances to joint ventures, included in other assets         7,686         4,434
       Payable to joint ventures, included in accounts payable                       --         1,845

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

5.     JOINT VENTURES (CONTINUED)

       Summarized balance sheet information for the significant joint venture in Africa (accounted for under the equity-method in the consolidated balance sheets) is as follows:

                                                                                             December 31,
                                                                                             ------------
                                                                                          2001           2000
                                                                                          ----           ----
                Current assets                                                          $31,221        $12,406
                Non-current assets                                                       16,257             --
                                                                                        -------        -------

                Total                                                                   $47,478        $12,406
                                                                                        =======        =======

                Liabilities, current                                                    $44,471        $12,406
                Equity                                                                    3,007             --
                                                                                        -------        -------

                Total                                                                   $47,478        $12,406
                                                                                        =======        =======

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

              Accounts payable and accrued liabilities consist of:

                                                                                             December 31,
                                                                                             ------------
                                                                                          2001           2000
                                                                                          ----           ----
                Trade payables                                                          $48,075        $45,736
                Payrolls and payroll liabilities                                          9,914         12,894
                Equipment reconditioning and overhaul reserves                            2,136          3,330
                                                                                        -------        -------

                                                                                        $60,125        $61,960
                                                                                        =======        =======

7.     NOTES PAYABLE AND LONG-TERM DEBT

              Notes payable and long-term debt consist of the following:

                                                                                             December 31,
                                                                                             ------------
                                                                                          2001           2000
                                                                                          ----           ----
                $150,000 revolving credit agreement with a syndicated bank group        $39,000        $26,000
                Revolving credit agreement for MSI                                          112             --
                Notes payable issued by RPI to a bank                                       131            298
                Other obligations                                                            41             --
                                                                                        -------        -------

                Total long-term debt                                                     39,284         26,298
                Less current portion                                                        284            217
                                                                                        -------        -------

                Long-term debt, less current portion                                    $39,000        $26,081
                                                                                        =======        =======

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)


7.     NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

       The Company and certain affiliated companies have a $150,000 credit agreement with a syndicated bank group that was amended effective June 30, 2000. The credit agreement subjects the $100,000 revolving portion of the credit facility to borrowing base requirements. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Borrowings are payable at termination on February 20, 2003. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.25% or a Eurodollar Rate plus a margin ranging from 2.00% to 3.50%, depending on Company performance. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.475% to 0.75%, depending on Company performance. The credit agreement is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries of the Company. The credit agreement restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $1,048, less accumulated amortization of $943, are included in other assets at December 31, 2001.

       As of December 31, 2001, there was $39,000 borrowed under the credit agreement at an average interest rate of 4.5% and $54,375 of letters of credit outstanding leaving $56,625 available for a combination of borrowings and letters of credit.

       At December 31, 2001, there was $131 of notes payable issued by RPI to a bank, collateralized by vehicles and machinery, and payable in monthly installments of principal plus interest ranging from 6.7% to 9.0% per annum. The notes mature in 2002.

       At December 31, 2001, MSI borrowed $112 under a $1,500 revolving credit facility with a bank and is collateralized by a fabrication facility and certain real estate and pieces of equipment. The facility matures in 2002.

       The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $9,289 at December 31, 2001. There were no outstanding borrowings at December 31, 2001 or 2000.

8.     RETIREMENT BENEFITS

       The Company had two defined benefit plans (pension plans) covering substantially all regular employees which were funded by employee and Company contributions. The Company's funding policy was to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 in accordance with annual actuarial valuations. Benefits under the plans were determined by employee earnings and credited service. The Company had a post-retirement medical benefits plan that covered substantially all regular employees and was funded by Company and retiree contributions based on estimated cost. The defined benefit plans and the post-retirement medical benefit plan were terminated during 2001.

       Plan assets of the pension plans consisted primarily of listed stocks and bonds. Pension plan assets totaling $35,985 were distributed to plan participants during the year. At December 31, 2001, assets totaling $494 remained in the pension plan, pending distribution to plan participants. The post-retirement medical benefit plan had no assets. Upon termination of these plans, all benefits ceased and the liabilities relating to the accrued cost of future benefits were reversed resulting in non-cash, non-taxable gains of $9,204, which are reflected as a reduction of operating expenses in the 2001 consolidated statements of operations.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)


8.     RETIREMENT BENEFITS (CONTINUED)

       Benefit expense for these plans included the following components:

                                                             Pension Benefits                  Postretirement Medical Benefits
                                                          Year Ended December 31,                   Year Ended December 31,
                                                          -----------------------                   -----------------------
                                                    2001           2000           1999           2001         2000         1999
                                                    ----           ----           ----           ----         ----         ----
       Service cost                               $   714        $ 1,084        $ 1,692        $    56        $ 119        $ 157
       Interest cost                                2,260          2,347          2,244            215          365          274
       Expected return on plan assets              (2,418)        (3,155)        (2,914)            --           --           --
       Recognized net actuarial loss (gain)          (323)          (960)          (188)           (27)         (93)        (108)
       Amortization of transition asset               (29)           (29)           (29)            --           --           --
       Amortization of prior service cost              45            133             95            (12)         (22)         (22)
       Curtailment                                     73             --             --             --           --           --
       Amendments                                    (220)           170             --             --           --           --
                                                  -------        -------        -------        -------        -----        -----

                                                      102           (410)           900            232          369          301
       Settlement gain                             (3,170)            --             --         (6,034)          --           --
                                                  -------        -------        -------        -------        -----        -----

                                                  $(3,068)       $  (410)       $   900        $(5,802)       $ 369        $ 301
                                                  =======        =======        =======        =======        =====        =====

       The retirement benefit obligations were determined using a weighted-average discount rate 7.75 percent at December 31, 2000, and 8.0 percent at December 31, 1999. For pension benefits the rate of increase in future pay increases was 5.5 percent at December 31, 2000 and 1999, and assets were expected to have a long-term rate of return of 8.5 percent. The transition asset was being amortized over 15 years.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)


8.     RETIREMENT BENEFITS (CONTINUED)

       The following table sets forth the changes in benefit obligations and plan assets and the reconciliation of the funded status of the plans to the accrued benefit cost:

                                                          Pension Benefits                   Postretirement Medical Benefits
                                                       Year Ended December 31,                   Year Ended December 31,
                                                       -----------------------                   -----------------------
                                                 2001           2000           1999          2001          2000          1999
                                                 ----           ----           ----          ----          ----          ----
       Change in benefit obligations:
         Benefit obligations, beginning
            of year                            $ 32,289       $ 30,107       $ 34,278       $ 5,540       $ 4,557       $ 4,057
         Service cost                               714          1,084          1,692            56           119           157
         Interest cost                            2,260          2,347          2,244           215           364           274
         Plan participants' contribution            295            390            407            60           121           110
         Amendments                                 326            170             --            --            --            --
         Actuarial loss (gain)                      595             92         (6,416)           --           778           243
         Curtailment                                 --             --             --        (5,381)           --            --
         Benefits paid                          (35,985)        (1,901)        (2,098)         (490)         (399)         (284)
                                               --------       --------       --------       -------       -------       -------
         Benefit obligations, end of year           494         32,289         30,107            --         5,540         4,557
                                               --------       --------       --------       -------       -------       -------

       Change in plan assets:
         Plan assets at fair value,
            beginning of year                    35,444         37,709         34,699            --            --            --
         Actual return on plan assets              (858)          (754)         4,468            --            --            --
         Employer contribution                    1,598             --             --           430           278           174
         Plan participants' contribution            295            390            407            60           121           110
         Benefits paid                          (35,985)        (1,901)        (1,865)         (490)         (399)         (284)
                                               --------       --------       --------       -------       -------       -------
         Plan assets at fair value,
            end of year                             494         35,444         37,709            --            --            --
                                               --------       --------       --------       -------       -------       -------

       Reconciliation:
         Funded status, plan assets over
            (under) benefit obligations              --          3,155          7,602            --        (5,540)       (4,557)
         Unrecognized net actuarial gain             --         (8,466)       (13,427)           --          (514)       (1,384)
         Transition asset at
            January 1, 1987                          --            (29)           (57)           --            --            --
         Unrecognized prior service cost             --            844            976            --          (177)         (199)
         Adjustment for minimum liability            --             --             --            --            --            --
                                               --------       --------       --------       -------       -------       -------
         Accrued benefit cost                  $     --       $ (4,496)      $ (4,906)      $    --       $(6,231)      $(6,140)
                                               ========       ========       ========       =======       =======       =======

       The non-current portion of the postretirement medical benefit liability of $6,133 at December 31, 2000 is included in other liabilities.

       The Company has a defined contribution plan that is funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of 4 percent of salary, as follows: 100 percent in the form of cash or 125 percent in the form of WGI common stock, as elected by the employee. Company contributions for this plan were $905 (including $306 of WGI common stock) in 2001, $616 (including $243 of WGI common stock) in 2000, and $636 (including $314 of WGI common stock) in 1999.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

9.     INCOME TAXES

       The provision for income taxes represents income taxes arising as a result of operations, credits for revision of previous estimates of income taxes payable in a number of countries and a credit recognizing the tax benefit of a portion of the Company's tax losses carried forward. The Company is not subject to income tax in Panama on income earned outside of Panama. All income has been earned outside of Panama. The relationship between income (loss) before income taxes and the provision for income taxes is affected by the method of determining income taxes in the countries in which the Company operates. The effective consolidated tax rate differs from a statutory tax rate as taxable income and operating losses from different countries cannot be offset and tax rates and methods of determining taxes payable are different in each country.

       Income (loss) before income taxes and the provision for income taxes in the consolidated statements of operations consist of:

                                                              Year Ended December 31,
                                                              -----------------------
                                                      2001             2000             1999
                                                      ----             ----             ----
       Income (loss) before income taxes:

            Other countries                         $  8,935         $(12,240)        $(19,197)
            United States                             20,529            1,905            2,479
                                                    --------         --------         --------

                                                    $ 29,464         $(10,335)        $(16,718)
                                                    ========         ========         ========
       Provision for income taxes:
            Current provision:
                Other countries                     $  5,563         $  5,818         $  2,851
                United States:
                    Federal                            4,991              365              190
                    State                              1,296              267              259
                                                    --------         --------         --------
                                                      11,850            6,450            3,300
            Deferred tax expense (benefit):
                United States                         (1,497)          (1,193)              --
                Canada                                    31               --               --
                                                    --------         --------         --------

       Total provision for income taxes             $ 10,384         $  5,257         $  3,300
                                                    ========         ========         ========


       The Company's provision for income taxes differed from the United States statutory federal income tax rate of 34% due to the following:

                                                              Year Ended December 31,
                                                              -----------------------
                                                      2001             2000             1999
                                                      ----             ----             ----
       Tax at U.S. statutory rate                   $ 10,018         $ (3,514)        $ (5,684)
       Non-U.S. (income) loss taxed at other
            than U.S. rates                           (3,038)           4,161            6,527
       Non-U.S. income tax                             5,563            5,818            2,851
       State tax, net of federal benefit                 855              176              171
       Non-U.S. income taxed in U.S.                     784               --               --
       Other, net                                        973             (191)            (565)
       Termination of benefit plans                   (2,433)              --               --
       Adjustment to valuation allowance              (2,338)          (1,193)              --
                                                    --------         --------         --------

                                                    $ 10,384         $  5,257         $  3,330
                                                    ========         ========         ========

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

9.     INCOME TAXES (CONTINUED)

       The principal components of the Company's net deferred tax assets are:

                                                                                                December 31,
                                                                                                ------------
                                                                                           2001             2000
                                                                                           ----             ----
      Deferred income tax assets:
          General business credit carryforwards                                          $    425         $    506
          Self insured medical accrual                                                        229              216
          Post retirement medical benefits                                                     --            1,169
          Accrued pension benefits                                                             --            1,594
          Accrued vacation                                                                    354              362
          Non-U.S. tax net operating loss carryforwards                                    12,724           10,746
          U.S. tax net operating loss carryforwards                                         5,375            6,198
          Other                                                                                52               76
                                                                                         --------         --------
                                                                                           19,159           20,867
          Valuation allowance                                                             (16,033)         (19,192)
                                                                                         --------         --------

          Deferred income tax assets, net of valuation allowance                            3,126            1,675

        Deferred income tax liabilities:
            Property and equipment                                                         (1,458)            (997)
                                                                                         --------         --------

        Net deferred income tax assets, included in other assets                         $  1,668         $    678
                                                                                         ========         ========


      The net deferred income tax assets (liabilities) by country is as follows:

                                                                                                December 31,
                                                                                                ------------
                                                                                           2001             2000
                                                                                           ----             ----
            United States                                                                $  2,175         $    678
            Canada                                                                           (507)              --
                                                                                         --------         --------

        Net deferred income tax assets                                                   $  1,668         $    678
                                                                                         ========         ========

      The Company has $15,809 in United States net operating loss carryforwards and $425 of United States investment tax credit carryforwards at December 31, 2001. The United States net operating loss carryforwards will expire, unless utilized, beginning in 2002 and ending December 31, 2012. The carryforwards available on an annual basis are limited. The Company has assessed its United States operations including past earnings history and projected future earnings, and the limitations and expiration dates of the U.S. net operating loss and investment tax credit carryforwards and other tax assets, and has determined that it is more likely than not that $2,175 of net deferred tax assets at December 31, 2001, will be realized.

      At December 31, 2001, the Company has nonexpiring operating loss carryforwards in the United Kingdom of $27,845 (L19,072), and a net operating loss carryforward expiring over three years in Venezuela of $6,344 (Bolivars 4,808,744). The deferred tax assets applicable to these operating loss carryforwards at December 31, 2001 and 2000 are fully reserved by a valuation allowance.

      In connection with the acquisitions of MSI in 2001 and RPI in 2000, the Company recorded $482 and $515, respectively, of deferred tax liabilities relating primarily to differences between the financial statement carrying values of the assets acquired and their tax bases.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

10.    STOCKHOLDER RIGHTS PLAN

       On April 1, 1999, the Company adopted a Stockholder Rights Plan and declared a distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's common stock. The distribution was made on April 15, 1999 to stockholders of record on that date. The Rights expire on April 14, 2009.

       The Rights are exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Each Right entitles stockholders to buy one one-thousandth of a share of a series of junior participating preferred stock at an exercise price of $30.00 per share.

       If the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15 percent or more of the Company's outstanding common stock, each Right entitles its holder to purchase, at the Right's then-current exercise price, a number of acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15 percent or more of the Company's outstanding common stock, each Right entitles its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value of twice such price.

       Prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the Company's common stock, the Rights are redeemable for one-half cent per Right at the option of the Company's Board of Directors.

11.    STOCK OWNERSHIP PLANS

       During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the "1996 Plan") with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the "Director Plan") with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan was increased to 3,125,000 by shareholder approval.

       Options granted under the 1996 Plan vest over a three to four year period. Options granted under the Director Plan vest six months after the date of grant. At December 31, 2001, the 1996 Plan has 748,000 shares and the Director Plan has 65,000 shares available for grant. Certain provisions allow for accelerated vesting based on increases of share prices.

       The per share weighted-average fair value of options granted was calculated using the Black Scholes option-pricing model, assuming the options have a life of three years, the weighted-average risk-free interest rate at the dates of grant was 3.91 percent in 2001 (6.45 percent in 2000 and 5.86 percent in 1999) and the weighted-average volatility was 61.03 percent in 2001 (59.14 percent in 2000 and 52.78 percent in 1999).

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

11.    STOCK OWNERSHIP PLANS (CONTINUED)

       The Company's stock option activity and related information consist of:

                                                                            Year Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                   2001                          2000                            1999
                                                   ----                          ----                            ----
                                                          Weighted-                     Weighted-                       Weighted-
                                                           Average                       Average                         Average
                                          Shares       Exercise Price    Shares       Exercise Price     Shares       Exercise Price
                                          ------       --------------    ------       --------------     ------       --------------
       Outstanding, beginning
         of year                         1,859,550        $    7.62     1,479,550        $    8.20      1,093,050        $    9.37
       Granted                             559,500            13.54       651,500             5.70        416,000             5.28
       Exercised                           496,250             7.02        40,500             5.12            500             6.63
       Forfeited                            71,000             6.12       231,000             6.34         29,000            10.51
                                         ---------        ---------     ---------        ---------      ---------        ---------

       Outstanding, end of year          1,851,800        $    9.64     1,859,550        $    7.62      1,479,550        $    8.20
                                         =========        =========     =========        =========      =========        =========

       Exercisable at end of year          975,500        $    9.00     1,186,425        $    8.42        904,800        $    8.84
                                         =========        =========     =========        =========      =========        =========

       The weighted-average fair value of options granted during the year was $6.47 in 2001 ($2.56 in 2000, $2.17 in 1999). Exercise prices for options outstanding, weighted-average remaining life and weighted-average exercise price by ranges of exercise prices at December 31, 2001 are:

                                                                             Weighted                 Weighted
              Range of                                Options                 Average                  Average
          Exercise Prices                           Outstanding            Remaining Life           Exercise Price
          ---------------                           -----------            --------------           --------------
        $   5.06 - $  6.94                             832,500                7.9 Years                  $ 5.84
        $   8.67 - $ 11.75                             388,050                6.0 Years                    9.21
        $  12.70 - $ 19.44                             631,250                8.7 Years                   14.91
                                                     ---------                ---------                  ------

        $   5.06 - $ 19.44                           1,851,800                7.8 Years                  $ 9.64
                                                     =========                =========                  ======

       The number of vested options and weighted-average exercise price by ranges of exercise prices at December 31, 2001 are:

                                                                                                       Weighted
              Range of                                                         Vested                  Average
           Exercise Prices                                                     Options              Exercise Price
           ---------------                                                     -------              --------------
        $   5.06 - $  6.94                                                     447,750                 $  6.02
        $   8.67 - $ 11.75                                                     309,300                    9.13
        $  12.70 - $ 19.44                                                     218,500                   14.91
                                                                               -------                 -------
        $   5.06 - $19.44                                                      975,550                 $  9.00
                                                                               =======                 =======

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

11.      STOCK OWNERSHIP PLANS (CONTINUED)

       No compensation expense for the options granted under the 1996 Plan and the Director Plan has been recorded because the options exercise prices are equal to the fair value of the stock at the date of the grant. Had compensation expense for vested options been recorded, in accordance with the method provided in SFAS 123, the Company's net income (loss) would have been $18,268 in 2001 $(16,397) in 2000 and $(21,232) in 1999, and basic and diluted earnings (loss) per share would have been $1.26 and $1.21, respectively, in 2001, $(1.17) in 2000 and $(1.63) in 1999.

       Under employee stock ownership plans established in 1992 and 1995, certain key employees were issued options to purchase common stock at a discount from fair value and were allowed to finance up to 90 percent of the option price with three-year non-interest bearing recourse notes.

12.    EARNINGS (LOSS) PER SHARE

       Basic and diluted earnings (loss) per share are computed as follows:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                  2001               2000                 1999
                                                                  ----               ----                 ----
       Net income (loss) applicable to common shares         $     19,080       $    (15,592)        $    (20,018)
                                                             ============       ============         ============


       Weighted average number of common shares
           outstanding for basic earnings per share            14,442,035         14,017,857           13,029,665


       Weighted average number of dilutive potential
           common shares outstanding                              632,131                 --                   --
                                                             ------------       ------------         ------------


       Weighted average number of common shares
           outstanding for diluted earnings per share          15,074,166         14,017,857           13,029,665
                                                             ============       ============         ============

       Earnings (loss) per common share:

            Basic                                            $       1.32       $      (1.11)        $      (1.54)
                                                             ============       ============         ============


            Diluted                                          $       1.27       $      (1.11)        $      (1.54)
                                                             ============       ============         ============


       At December 31, 2001, there were 449,750 potential common shares (1,859,550 at December 31, 2000, and 1,479,550 at December 31, 1999) excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect.

13.    SEGMENT INFORMATION

       The Company operates in a single operating segment providing construction, engineering and specialty services to the oil, gas and power industries. Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

13.    SEGMENT INFORMATION (CONTINUED)

       Customers representing more than 10 percent of total contract revenue are as follows:

                                                   Year Ended December 31,
                                                   -----------------------
                                           2001            2000              1999
                                           ----            ----              ----
       Customer A                             18%              --%              --%
       Customer B                             17               --               --
       Customer C                             14               44               36
       Customer D                             10               11               11
       Customer E                             10               --               --
                                        --------         --------         --------
                                              69%              55%              47%
                                        ========         ========         ========


       Information about the Company's operations in its significant work countries is shown below:

                                                   Year Ended December 31,
                                                   -----------------------
                                           2001            2000              1999
                                           ----            ----              ----
       Contract revenue:
            United States (1)           $205,292         $ 92,998         $ 42,981
            Nigeria                       67,365          143,023           75,928
            Offshore West Africa          44,027           17,727            1,282
            Cameroon                      34,808              806               --
            Venezuela                     16,968           26,111           23,501
            Oman                          14,303           12,908            8,026
            Australia                      4,037           20,687           18,774
            Canada                         3,334               --               --
            Indonesia                         --               --            3,205
            Ivory Coast                       --               --            2,567
            Other                             --               30              300
                                        --------         --------         --------

                                        $390,134         $314,290         $176,564
                                        ========         ========         ========
       Long-lived assets:
            Nigeria                     $ 21,305         $ 24,541         $ 24,158
            United States                 17,346           15,404           11,680
            Offshore West Africa          11,399            7,411            8,100
            Cameroon                       9,709               --               --
            Venezuela                      6,640            9,699           14,724
            Oman                           4,464            4,298            4,665
            Canada                         3,258               --               --
            Indonesia                         --               --            3,929
            Ivory Coast                       --               57            2,953
            Other                            193            1,155            1,185
                                        --------         --------         --------

                                        $ 74,314         $ 62,565         $ 71,394
                                        ========         ========         ========

----------

(1) Net of intercountry revenue of $59,284 in 2001, $6,481 in 2000 and $3,176 in 1999.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

14.      CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

         The Company provides construction, engineering and specialty services to the oil, gas and power industries. The Company's principal markets are currently Africa, the Middle East, South America, Canada and the United States. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, terrorist acts, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements.

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

       Certain postcontract completion audits and reviews are being conducted by clients and/or government entities. While there can be no assurance that claims will not be received as a result of such audits and reviews, management does not believe a legitimate basis for any material claims exists. At the present time it is not possible for management to estimate the likelihood of such claims being asserted or, if asserted, the amount or nature thereof.

       In connection with the Company's 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid, and expires in March 2003. The commitment as of December 31, 2001 totals approximately $3,800.

       In 1997 the Company entered into lease agreements with a special-purpose leasing partnership for land and an office building for the engineering group in Tulsa, Oklahoma. The leases are treated for accounting purposes as operating leases. The initial terms of the leases were for five years with 30 one-year renewal options, and end in 2002. At the end of the initial terms of the leases, we can extend the leases with the agreement of the lessor, purchase the leased assets for $5,500 or terminate the leases and cause the assets to be sold. If the assets are sold, the cash proceeds from the sale in excess of $5,500 will be paid to the Company by the landlord. In the event cash proceeds are less than $5,500, the Company will make up the shortfall up to a maximum of $4,700.

       The Company has certain operating leases for office and camp facilities. Rental expense, excluding daily rentals and reimbursable rentals under cost plus contracts, was $2,596 in 2001, $3,166 in 2000, and $2,257 in 1999. Minimum lease commitments under operating leases as of December 31, 2001, totaled $4,479 and are payable as follows: 2002, $1,346; 2003, $862; 2004, $847; 2005, $787; 2006,
$577 and later years, $60.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000, is as follows:

                                                First           Second            Third            Fourth
                                               Quarter          Quarter          Quarter           Quarter(a)        Total
                                               -------          -------          -------           -------          ---------
         December 31, 2001:
            Contract revenue                  $ 65,732         $ 78,839         $ 113,343         $ 132,220         $ 390,134
            Operating income                     3,345            8,320             8,574            13,917            34,156
            Income before
              income taxes                       2,496            7,399             6,908            12,661            29,464
            Net income                             780            7,093             2,642             8,565            19,080
            Earnings per share:
              Basic                                .06              .49               .18               .58              1.32
              Diluted                              .05              .47               .17               .56              1.27

       December 31, 2000:
            Contract revenue                  $ 78,773         $ 81,772         $  74,934         $  78,811         $ 314,290
            Operating income (loss)             (4,389)            (263)           (3,738)            3,085            (5,305)
            Income (loss) before
              income taxes                      (4,623)          (1,270)           (3,782)             (660)          (10,335)
            Net income (loss)                   (5,914)          (4,344)           (5,742)              408           (15,592)
            Earnings (loss) per share,
              basic and diluted                   (.42)            (.31)             (.41)              .03             (1.11)


       (a) Included in Fourth Quarter 2001 are non-taxable gains of $3,626 on termination of benefit plans.

       The Company derives its revenue from contracts with durations from a few weeks to several months or in some cases, more than a year. Unit-price contracts provide relatively even quarterly results; however, major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the method by which revenue is recognized.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     On November 28, 2001, we announced that our Chief Executive Officer, Larry
J. Bump, will retire on May 1, 2002, but will continue to serve as Chairman of the Board. We also announced that Michael F. Curran will succeed Mr. Bump as our Chief Executive Officer. Mr. Curran will continue in his current roles as our President and Chief Operating Officer.

     The following table sets forth information regarding our directors, executive officers and key personnel. Officers are elected annually by, and serve at the discretion of, our Board of Directors.

Name                                               Age                              Position
----                                               ---                              --------
Larry J. Bump...............................        62     Director, Chairman of the Board of Directors and Chief
                                                           Executive Officer

Michael F. Curran...........................        61     Director, Vice Chairman of the Board of Directors,
                                                           President and Chief Operating Officer

John K. Allcorn.............................        40     Executive Vice President of Willbros Group, Inc. and
                                                           Willbros USA, Inc.

Warren L. Williams..........................        46     Vice President, Chief Financial Officer and Treasurer

James R. Beasley............................        59     Senior Vice President of Willbros USA, Inc. and President
                                                           of Willbros Engineers, Inc.

J. K. Tillery...............................        43     Senior Vice President - Operations of Willbros
                                                           International, Inc. and Senior Vice President of Willbros
                                                           USA, Inc.

Peter A. Leidel.............................        45     Director

Rodney B. Mitchell..........................        66     Director

Michael J. Pink.............................        64     Director

James B. Taylor, Jr.........................        63     Director

Guy E. Waldvogel............................        65     Director

John H. Williams............................        83     Director

     Larry J. Bump joined Willbros in 1977 as President and Chief Operating Officer. Mr. Bump was named Chief Executive Officer in 1980 and elected Chairman of the Board of Directors in 1981. His 42 year career includes significant U.S. and international pipeline construction management experience. Prior to joining Willbros, he managed major international projects in North Africa and the Middle East, and was Chief Executive Officer of a major international pipeline construction company. Mr. Bump served two terms as President of the International Pipeline & Offshore Contractors Association. He also serves as a Director of 3TEC Energy Corporation.

     Michael F. Curran joined Willbros in 2000 as Vice Chairman of the Board of Directors, President and Chief Operating Officer. Mr. Curran served from
1972 to 2000 as Chairman and CEO of Michael Curran & Associates, a mainline pipeline constructor in North America and West Africa, prior to joining Willbros. He has over 40 years of diversified experience in pipeline construction around the world, including 31 years as President and Chief Executive Officer of various domestic and international pipeline construction firms. Mr. Curran also served as President of the Pipe Line Contractors Association.

     John K. Allcorn joined Willbros in 2000 as Senior Vice President of Willbros International, Inc. and was elected Executive Vice President of Willbros Group, Inc. and Willbros USA, Inc. in 2001. Mr. Allcorn was employed at U.S. Pipeline, Inc., a North American pipeline construction company, as Senior Vice President, from 1997 until joining Willbros in 2000. Mr. Allcorn has over 15 years of pipeline industry experience including an established record in operations management, finance, and business development.

     Warren L. Williams joined Willbros in 2000 as Vice President, Finance and Accounting, for Willbros USA, Inc. He was elected Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc. in 2001. Prior to joining Willbros, Mr. Williams was employed at TransCoastal Marine Services, Inc., a marine construction company, from 1998 to 2000. Mr. Williams served as Vice President during the entire period of his employment at TransCoastal and was named Chief Financial Officer in early 2000. TransCoastal declared bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in June 2000. Mr. Williams worked as an independent financial consultant from 1994 to 1998. Prior to 1994, Mr. Williams worked at the public accounting firm of Ernst & Young, the last four years as a partner.

     James R. Beasley joined Willbros in 1981 when Willbros Engineers, Inc. was acquired. He was elected Vice President of Willbros Engineers, Inc. in 1981, Senior Vice President and General Manager in 1982, President in 1986 and Senior Vice President of Willbros USA, Inc. in 2001. Mr. Beasley has more than 30 years of experience in pipeline engineering and operations.

     J. K. Tillery joined Willbros in 1983 as a field engineer. He has over 20 years of experience as an engineer and project manager working in both U.S. and international pipeline construction. In 1995, he was named Managing Director of Willbros (Nigeria) Limited and in 2001, he was named Senior Vice President - Operations of Willbros International, Inc. and Senior Vice President of Willbros USA, Inc.

     Peter A. Leidel was elected to the Board of Directors in 1992. Since 1997, Mr. Leidel has been a founder and partner in Yorktown Partners, L.L.C., an investment management company. From 1983 to 1997, he was employed by Dillon, Read & Co., Inc., an investment banking firm, serving most recently as a Senior Vice President. He also serves as a Director of Cornell Companies, Inc. and Carbon Energy Corporation.

     Rodney B. Mitchell was elected to the Board of Directors in 2001. Mr. Mitchell has over 30 years of experience in the investment management business. He is President and Chief Executive Officer of The Mitchell Group, Inc., an investment advisory firm he founded in 1989. Previously, Mr. Mitchell formed in 1970 an investment advisory organization, Talassi Management Company, and served as President and Chief Executive Officer.

     Michael J. Pink was elected to the Board of Directors in 1996. Mr. Pink is currently a consultant to oil and gas industry investors. He served as First Vice President of Sidanco, a major Russian integrated oil company, from August 1997 to March 1998. From May 1994 through December 1996, Mr. Pink served as Group Managing Director of Enterprise Oil plc, an independent oil exploration and production company. Prior to that time, Mr. Pink was employed for 30 years with the Royal Dutch/Shell Group at various locations in Europe, the United States, Africa, and the Middle East. He also serves as a Director of ROXAR ASA, a Norwegian oil and gas technology company.

     James B. Taylor, Jr. was elected to the Board of Directors in 1999. He served for 28 years with Occidental Petroleum Corporation in various worldwide exploration and operations management positions before retiring in 1996 as Executive Vice President. From 1996 to 1998, he was a Director and consultant for Arakis Energy, a Canadian public company with operations in North Africa and the Middle East. Mr. Taylor also co-founded Solana Petroleum in 1997 and served as Chairman of the Board of Directors until December, 2000. Mr. Taylor is currently a Director of TMBR Sharp Drilling, Inc.

     Guy E. Waldvogel was elected to the Board of Directors in 1990. Mr. Waldvogel recently retired from Heerema Holding Construction, Inc., a major marine engineering, fabrication and installation contractor, where he had served as Director and Chief Financial Officer for more than five years. Previously he was Senior Executive Vice President of Societe Generale de Surveillance, a leading international cargo inspection firm. Mr. Waldvogel also serves as a Director for Bank Julius Baer and Julius Baer Holding, AG.

     John H. Williams was elected to the Board of Directors in 1996. Prior to his retirement at the end of 1978, Mr. Williams was Chairman of the Board and Chief Executive Officer of The Williams Companies, Inc. He also serves as a Director for Apco Argentina, Inc., Unit Corporation and Westwood Corp., and is an honorary member of the Board of Directors of The Williams Companies, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to report their initial ownership of the common stock and any subsequent changes in that ownership to the SEC and the New York Stock Exchange, and to furnish us with a copy of each such report. SEC regulations impose specific due dates for such reports, and we are required to disclose in this Form 10-K any failure to file by these dates during and with respect to fiscal 2001.

     To our knowledge, based solely on review of our copies of such reports furnished to us and written representations that no other reports were required, during and with respect to fiscal 2001, all Section 16(a) filing requirements applicable to our officers, directors and more than 10% stockholders were complied with, except that Mr. Waldvogel, a director, inadvertently reported late one transaction covering the purchase of shares of common stock.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to the compensation of the Company's Chief Executive Officer and each of the Company's other executive officers whose compensation, based on salary and bonus earned during fiscal 2001, exceeded $100,000, for services in all capacities to the Company and its subsidiaries during each of the Company's last three fiscal years.

                                                                                         LONG-TERM COMPENSATION
                                                                                 --------------------------------------
                                                     ANNUAL COMPENSATION                    AWARDS             PAYOUTS
                                             ----------------------------------  ---------------------------  ---------
                                                                                             SECURITIES
                                                                                 RESTRICTED  UNDERLYING  LONG-TERM
                                                                   OTHER ANNUAL    STOCK      OPTIONS/   INCENTIVE   ALL OTHER
          NAME AND                           SALARY       BONUS    COMPENSATION   AWARD(S)      SARS      PAYOUTS   COMPENSATION
     PRINCIPAL POSITION             YEAR       ($)        ($)(1)      ($)(2)        ($)        (#)(3)       ($)         ($)
---------------------------------   ----     -------     -------   ------------  ----------  ----------  ---------  ------------
Larry J. Bump ..............        2001     310,000     500,000         -0-          -0-         -0-         -0-       9,043(4)
   Chairman and Chief               2000     319,333         -0-         -0-          -0-         -0-         -0-      87,619
   Executive Officer                1999     366,000         -0-         -0-          -0-         -0-         -0-       8,000


Michael F. Curran (5) ......        2001     305,000     500,000         -0-          -0-     100,000         -0-       4,765(4)
   Vice Chairman, President         2000     257,008         -0-         -0-          -0-     100,000         -0-         -0-
   and Chief Operating
   Officer

Melvin F. Spreitzer ........        2001     217,500     100,000         -0-          -0-         -0-         -0-     606,292(4)
   Executive Vice President         2000     217,500         -0-         -0-          -0-         -0-         -0-      48,125
                                    1999     217,500         -0-         -0-          -0-      25,000         -0-       8,000


John K. Allcorn (6) ........        2001     240,000     260,000         -0-          -0-      50,000         -0-       7,570(4)
   Executive Vice President         2000     146,667         -0-         -0-          -0-     100,000         -0-         304

Warren L Williams (7) ......        2001     189,129     180,000         -0-          -0-      70,000         -0-      11,748(4)
     Vice President and             2000      82,500         -0-         -0-          -0-      30,000         -0-         -0-
     Chief Financial Officer

James R. Beasley ...........        2001     172,812     150,000         -0-          -0-      32,000         -0-      10,334(4)
   President of Willbros            2000     152,500      75,000         -0-          -0-         -0-         -0-       9,213
   Engineers, Inc.                  1999     152,500         -0-         -0-          -0-      10,000         -0-       9,767

--------------------

     (1)  Consists of compensation paid as discretionary bonuses.

     (2) Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any named individual.

     (3)  Consists solely of options to acquire shares of Common Stock.

     (4) Consists of Company contributions to the Company's (a) 401(k) Plan in the amount of $9,043 for Mr. Bump, $4,765 for Mr. Curran, $7,250 for Mr. Spreitzer, $5,500 for Mr. Allcorn, $5,248 for Mr. Williams, and $6,967 for Mr. Beasley, and (b) Executive Life Plan in the amount of $3,500 for Mr. Spreitzer, $2,070 for Mr. Allcorn, $6,500 for Mr. Williams, and $3,367 for Mr. Beasley. Mr. Spreitzer's amount also consists of (a) relocation benefits in the amount of $26,542, (b) payments made under a Separation Agreement in conjunction with his retirement from the Company in the amount of $530,500, and (c) payment for accrued vacation time in the amount of $38,500. See "Employment Agreements, Termination of Employment and Change in Control Arrangements."

     (5)  Mr. Curran joined the Company in March 2000.

     (6)  Mr. Allcorn joined the Company in May 2000.

     (7)  Mr. Williams joined the Company in July 2000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information with respect to options granted to the named executive officers of the Company during fiscal 2001. The Company has never granted any stock appreciation rights.

                                INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------
                               NUMBER OF    % OF TOTAL
                              SECURITIES      OPTIONS/                                             POTENTIAL REALIZABLE  VALUE
                              UNDERLYING          SARS                      MARKET                     AT ASSUMED ANNUAL RATES
                                OPTIONS/    GRANTED TO                       PRICE                 OF STOCK PRICE APPRECIATION
                                    SARS     EMPLOYEES   EXERCISE OR       ON DATE                          FOR OPTION TERM(4)
                                 GRANTED     IN FISCAL    BASE PRICE      OF GRANT    EXPIRATION   ---------------------------
       NAME                       (#)(1)          YEAR        ($/SH)        ($/SH)          DATE          5%($)         10%($)
-------------------        -------------    ----------   -----------      --------    ----------      ---------      ---------
Larry J. Bump .....            -0-                 -0-           -0-           -0-           -0-            -0-            -0-
Michael F. Curran .        100,000(2)(3)          18.2         15.00         15.00      11/27/11        945,000      2,385,000
Melvin F. Spreitzer            -0-                 -0-           -0-           -0-           -0-            -0-            -0-
John K. Allcorn ...         50,000(2)(3)           9.1         15.00         15.00      11/27/11        472,500      1,192,500
Warren L Williams..         50,000(2)(3)           9.1         14.11         14.11       5/09/11        444,500      1,121,500
                            20,000(2)(3)           3.6         15.00         15.00      11/27/11        189,000        477,000
James R. Beasley ..         32,000(2)(3)           5.8         15.00         15.00      11/27/11        302,400        763,200

-------------------------

(1)  Consists solely of options to acquire shares of Common Stock.

(2) The options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment. The options (in the case of Mr. Williams, options for only 20,000 shares) become exercisable in 25% increments on the anniversary date of grant, beginning on November 27, 2002. Mr. Williams' options for 50,000 shares become exercisable in 25% increments on the date of grant, January 1, 2002, January 1, 2003, and January 1, 2004. The option exercise price may be paid in cash, by delivery of already-owned shares, in some instances by offset of underlying shares or pursuant to certain other cashless exercise procedures, or a combination thereof. Tax withholding obligations, if any, related to exercise may be paid by delivery of already-owned shares or by offset of the underlying shares, subject to certain conditions. Under the terms of the Company's 1996 Stock Plan, the Stock Plan Committee retains discretion, subject to plan limits, to modify the terms of the options and to reprice the options. In the event of a Change of Control, as defined in the Company's 1996 Stock Plan, the options become fully exercisable immediately.

(3) Each vesting date of the options (in the case of Mr. Williams, options for only 55,000 shares) shall be accelerated one year for each incremental $2.00 that the average of the daily closing sales prices of a share of Common Stock on the New York Stock Exchange over a period of 60 consecutive trading days exceeds the exercise price of the options, as the case may be, during the term of the options. The options are transferable under certain circumstances.

(4) Potential realizable value illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming that the market price of the underlying shares appreciates in value from the date of grant to the end of the option term at rates of 5% and 10%, respectively, compounded annually.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
  AND FY-END OPTION/SAR VALUES

      The following table sets forth certain information with respect to options exercised by the named executive officers of the Company during fiscal 2001, and the number and value of unexercised options held by such executive officers at the end of the fiscal year. The Company has never granted any stock appreciation rights.

                       SHARES                                                 VALUE OF UNEXERCISED
                      ACQUIRED                  NUMBER OF SECURITIES              IN-THE-MONEY
                         ON        VALUE       UNDERLYING UNEXERCISED       OPTIONS/SARS AT FY-END
                      EXERCISE   REALIZED     OPTIONS/SARS AT FY-END(#)            ($)(1)(2)
                                             ---------------------------          -----------
       NAME              (#)      ($)(1)     EXERCISABLE   UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
-------------------     ----      ------     -----------   -------------  -----------    -------------
Larry J. Bump .....      -0-        -0-        185,000            -0-      1,146,550            -0-
Michael F. Curran .      -0-        -0-         67,000        133,000        659,500        428,000
Melvin F. Spreitzer      -0-        -0-        158,000            -0-      1,125,080            -0-
John K. Allcorn ...      -0-        -0-        100,000         50,000      1,062,000         50,000
Warren L. Williams       -0-        -0-         27,500         72,500        169,876        237,126
James R. Beasley ..      -0-        -0-        118,000         32,000        726,730         32,000

--------------------

(1) Market value of the underlying securities at exercise date or fiscal year-end, as the case may be, minus the option exercise price.

(2) The closing price for the Common Stock on the New York Stock Exchange on December 31, 2001, the last trading day of the fiscal year, was $16.00.

PENSION PLAN

      The Company maintained a qualified defined benefit pension plan (the "Plan") that was terminated as of October 15, 2001. The accrued benefit of each participant was frozen as of August 31, 2001, and no new participants were admitted into the Plan after that date. In connection with the Plan freeze, each active participant as of August 31, 2001, became fully vested in his or her accrued benefit under the Plan. In connection with the Plan's termination, each other participant whose termination of employment occurred within five years of the termination date and whose benefit service was not previously forfeited under the Plan's provisions became fully vested in his or her accrued benefit under the Plan.

      Distributions of all accrued benefits under the Plan incident to the Plan's termination were made on December 19, 2001, and shortly thereafter with respect to a substantial majority of the Plan's participants and beneficiaries. These distributions followed a favorable determination from the Internal Revenue Service on October 26, 2001, with respect to the effect of termination on the Plan's qualified status under the Internal Revenue Code and required filings with, and non-action by, the Pension Benefit Guaranty Corporation with respect to the sufficiency of the funds held in the Plan to discharge the Plan's liability for benefits to participants. Benefit distributions were either made in the form of a lump sum distribution or provided by the purchase of single premium commercial annuity contracts, in accordance with participants' benefit elections. Messrs. Bump, Spreitzer and Beasley received lump sum distributions in the amounts of $612,062, $738,578 and $391,797, respectively. Messrs. Curran, Allcorn and Williams were not participants in the Plan.

      All Plan assets (net of Plan administration expenses) will be utilized to provide benefits to participants in the Plan. The Company is conducting a diligent search in accordance with Pension Benefit Guaranty Corporation guidelines with respect to participants and beneficiaries who cannot be located. The Company will complete distribution of all benefits under the Plan by June 15, 2002, and submit final filings with respect to the Plan to the Pension Benefit Guaranty Corporation.

      In addition to the Plan, the Company previously maintained an Executive Benefit Restoration Plan ("EBRP") to partially restore retirement benefits to three officers, Messrs. Bump, Spreitzer and Beasley. The EBRP was amended and terminated on January 22, 2001. Upon termination, all EBRP assets were distributed in accordance with the terms of the EBRP to Messrs. Bump, Spreitzer and Beasley in the amounts of $1,035,524, $505,204 and $73,394, respectively. Messrs. Curran, Allcorn and Williams were not participants in the EBRP.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT
  AND CHANGE IN CONTROL ARRANGEMENTS

      None of the executive officers of the Company have an employment agreement with the Company.

      In October 1998, the Compensation Committee approved and recommended, and the Board of Directors adopted, the Willbros Group, Inc. Severance Plan (the "Severance Plan"), effective January 1, 1999. The Board of Directors adopted the Severance Plan in lieu of entering into new employment agreements with the executive officers. Each of the executive officers of the Company is a participant in the Severance Plan. The Severance Plan, which will remain in effect until December 31, 2004, provides that a participant whose employment is terminated other than for cause or who resigns due to a material reduction of compensation or other benefits when a change in control of the Company is imminent or within three years after a change in control of the Company has occurred, shall be entitled to a severance payment equal to three times his average annual compensation for the past five years (pro-rated to reflect assumed retirement at age 65 if the participant is age 62 or older at the time of termination). The Severance Plan also provides that a participant who voluntarily terminates his employment for reasons other than a material reduction of compensation or other benefits within one year after a change in control of the Company has occurred shall be entitled to a severance payment equal to two times his average annual compensation for the past five years (pro-rated to reflect assumed retirement at age 65 if the participant is age 63 or older at the time of termination). Finally, the Severance Plan provides that a participant whose employment is terminated other than for cause prior to a change in control of the Company shall be entitled to a severance payment equal to 100% of his base salary then in effect. A participant who receives a severance payment under the Severance Plan will be subject to either a one year or two year competition restriction depending on the basis for the termination. All taxes on severance payments made under the Severance Plan are the participant's responsibility. Mr. Spreitzer did not receive any severance payment under the Severance Plan as a result of his retirement from the Company.

      On December 22, 2001, Willbros USA, Inc. ("Willbros USA") entered into a Separation Agreement with Melvin F. Spreitzer under which Mr. Spreitzer retired from employment with Willbros USA and all affiliated companies effective December 31, 2001. Pursuant to such Separation Agreement, Willbros USA made a lump sum payment to Mr. Spreitzer in the amount of $530,500.

      All outstanding awards under the Company's 1996 Stock Plan, regardless of any limitations or restrictions, become fully exercisable and free of all restrictions, in the event of a change in control of the Company, as defined in such Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 2001, Melvin F. Spreitzer, an executive officer of the Company until his retirement from the Company on December 31, 2001, was a member of the Compensation Committee and participated in deliberations concerning executive officer compensation. The other four members of the Compensation Committee, Guy
E. Waldvogel, John H. Williams, Rodney B. Mitchell and James B. Taylor, Jr., are non-employee directors of the Company.

COMPENSATION OF DIRECTORS

      Employee directors receive no additional compensation for service on the Board of Directors or any committee thereof. Non-employee directors receive an annual retainer of $25,000 plus a fee of $1,000 per meeting for attending meetings of the Board of Directors and any committee thereof. Non-employee directors also automatically receive non-qualified stock options under the Willbros Group, Inc. Director Stock Plan (the "Director Stock Plan"). Under the Director Stock Plan, an initial option to purchase 5,000 shares of Common Stock is granted to each new non-employee director on the date such director is elected or appointed to the Board of Directors. Each non-employee director also receives annually an option to purchase 1,000 shares of Common Stock on the annual anniversary of the date on which such director received an initial option and on each succeeding annual anniversary of such date during the period of such director's incumbency. At its annual meeting of stockholders in April 2002, the Company will be seeking approval of an amendment to the Director Stock Plan to increase the annual stock option grant to 5,000 shares of Common Stock. The option exercise price of each option granted under the Director Stock Plan is equal to the fair market value of the Common Stock on the date of grant. A total of 125,000 shares of Common Stock is available for issuance under the Director Stock Plan. At its annual meeting of stockholders in April 2002, the Company will also be seeking approval of an amendment to the Director Stock Plan to increase the amount available for issuance under the Director Stock Plan to 225,000 shares of Common Stock. During fiscal 2001, Mr. Taylor was granted an option to purchase 1,000 shares of Common Stock at an exercise price of $9.10 per share, Messrs. Leidel and Waldvogel were each granted an option to purchase 1,000 shares of Common Stock at an exercise price of $13.65 per share, Messrs. Pink and Williams were each granted an option to purchase 1,000 shares of Common Stock at an exercise price of $15.12 per share, and Mr. Mitchell was granted an option to purchase 5,000 shares of Common Stock at an exercise price of $12.70 per share. No options have been exercised under the Director Stock Plan. All directors are reimbursed by the Company for out-of-pocket expenses incurred by them in connection with their service on the Board of Directors and any committee thereof.

      During 2001, the Company also paid Mr. Taylor $8,625 for consulting services rendered in connection with a bid by the Company for a project in a country where he has extensive business experience.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 1, 2002 by (a) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (b) each director and nominee for director of the Company, (c) each of the executive officers of the Company named in the Summary Compensation Table above, and (d) all executive officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed in the table, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

                                                                  SHARES
                                                                BENEFICIALLY            PERCENTAGE
NAME OF OWNER OR IDENTITY OF GROUP                                 OWNED               OF CLASS (1)
----------------------------------                                 -----               ------------
Larry J. Bump (2) .........................................      1,301,390  (3)             8.7
The Mitchell Group, Inc. (4) ..............................        995,153                  6.7
Royce & Associates, Inc. (5) ..............................        917,050                  6.2
Sage Asset Management, L.L.C. (6) .........................        845,180                  5.7
Michael F. Curran .........................................        837,302  (7)             5.6
Husic Capital Management (8) ..............................        784,000                  5.3
Melvin F. Spreitzer .......................................        377,897  (9)             2.5
James R. Beasley ..........................................        185,500 (10)             1.2
John K. Allcorn ...........................................        150,745 (11)             1.0
Warren L. Williams ........................................         47,512 (12)               *
Peter A. Leidel ...........................................         42,872 (13)               *
John H. Williams ..........................................         25,000 (14)               *
Guy E. Waldvogel ..........................................         19,000 (15)               *
Michael J. Pink ...........................................         10,000 (16)               *
James B. Taylor, Jr .......................................          8,000 (17)               *
Rodney B. Mitchell ........................................          5,000 (18)               *
All executive officers and directors as a group (11 people)      2,632,321 (19)            17.1

---------------------

*        Less than 1%

(1) Shares of Common Stock which were not outstanding but which could be acquired by a person upon exercise of an option within 60 days of February 1, 2002, are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(2)   Mr. Bump's address is 4400 Post Oak Parkway, Suite 1000, Houston, Texas
      77027.

(3) Includes (a) 420,000 shares held in a family limited partnership in which Mr. Bump is the sole general partner, (b) 185,000 shares subject to stock options which are currently exercisable at an average exercise price of $9.80 per share, and (c) 108,800 shares held in the Willbros Employees' 401(k) Investment Plan (the "401(k) Plan") for the account of Mr. Bump.

(4) Information is as of December 31, 2001, and is based on the Schedule 13G dated February 5, 2002, which was filed by The Mitchell Group, Inc. Its address is 1100 Louisiana, Suite 4810, Houston, Texas 77002. The Mitchell Group is a registered investment adviser and the shares shown are held in investment advisory accounts managed by it for numerous clients. The Mitchell Group has full investment discretion with respect to such accounts.

(5) Information is as of December 31, 2001, and is based on the Schedule 13G dated February 13, 2002, which was filed on behalf of Royce & Associates, Inc. Its address is 1414 Avenue of the Americas, New York, New York 10019.

(6) Information is as of December 31, 2001, and is based on the Schedule 13G dated February 13, 2002, which was filed by Sage Opportunity Fund, L.P. ("Sage"), Sage Master Investments Ltd ("Sage Master"), Sage Asset Management, L.L.C. ("SAM"), Barry Haimes ("Haimes") and Katherine Hensel ("Hensel"). The address for Sage, SAM, Haimes and Hensel is 153 East 53rd Street, 48th Floor, New York, New York 10022. The address for Sage Master is c/o Huntlaw Corporate Services Ltd., P.O. Box 1350GT, The Huntlaw Building, Grand Cayman, Cayman Islands. SAM is investment manager of Sage Master and a general partner of Sage. Haimes and Hensel are co-portfolio managers of SAM. Of the shares shown, (a) Sage has shared voting and dispositive power with SAM, Haimes and Hensel over 94,000 shares, (b) Sage Master has shared voting and dispositive power with SAM, Haimes and Hensel over 751,180 shares, and (c) SAM, Haimes and Hensel have shared voting and dispositive power over 845,180 shares.

(7) Represents (a) 753,155 shares held in a corporation controlled by Mr. Curran, (b) 83,500 shares subject to stock options which are currently exercisable at an average exercise price of $6.14 per share, and (c) 647 shares held in the 401(k) Plan for the account of Mr. Curran. Mr. Curran's address is 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027.

(8) Information is as of December 31, 2001, and is based on the Schedule 13G dated February 11, 2002, which was filed on behalf of Husic Capital Management ("Husic Capital"), Frank J. Husic and Co. ("Husic Co.") and Frank J. Husic ("Husic"). Their address is 555 California Street, Suite 2900, San Francisco, California 94104. Husic Capital is a registered investment adviser and the shares shown are held for its investment advisory clients. Husic Co. is the sole general partner of Husic Capital and Husic is the sole stockholder of Husic Co.

(9) Includes (a) 25,000 shares held in a trust, of which Mr. Spreitzer's wife is trustee, (b) 158,000 shares subject to stock options which are currently exercisable at an average exercise price of $8.88 per share, and
      (c) 1,797 shares held in the 401(K) Plan for the account of Mr. Spreitzer. Mr. Spreitzer disclaims beneficial ownership over the shares held by his wife.

(10) Includes (a) 67,490 shares held in a trust, of which Mr. Beasley's wife is trustee, and (b) 118,000 shares subject to stock options which are currently exercisable at an average exercise price of $9.84 per share. Mr. Beasley disclaims beneficial ownership over the shares held by his wife.

(11) Includes (a) 100,000 shares subject to stock options which are currently exercisable at an exercise price of $5.38 per share, and (b) 745 shares held in the 401(k) plan for the account of Mr. Allcorn.

(12) Represents (a) 47,500 shares subject to stock options which are currently exercisable at an average exercise price of $10.39 per share, and (b) 12 shares held in the 401(k) Plan for the account of Mr. Williams.

(13) Includes 14,000 shares subject to stock options which are currently exercisable or exercisable within 60 days of February 1, 2002, at an average exercise price of $10.48 per share.

(14) Includes 10,000 shares subject to stock options which are currently exercisable or exercisable within 60 days of February 1, 2002, at an average exercise price of $9.90 per share.

(15) Includes 14,000 shares subject to stock options which are currently exercisable or exercisable within 60 days of February 1, 2002, at an average exercise price of $10.48 per share.

(16) Represents 10,000 shares subject to stock options which are currently exercisable or exercisable within 60 days of February 1, 2002, at an average exercise price of $9.90 per share.

(17)  Represents (a) 1,000 shares held by the James and Sarah Taylor Trust, and
      (b) 7,000 shares subject to stock options which are currently exercisable at an average exercise price of $5.82 per share.

(18) Represents 5,000 shares subject to stock options which are currently exercisable at an exercise price of $12.70 per share. Does not include the 995,153 shares held by The Mitchell Group, Inc. Mr. Mitchell is a director and executive officer of The Mitchell Group. Mr. Mitchell disclaims beneficial ownership of these shares.

(19)  For specific information regarding each of the individuals, see footnotes
      (3), (7) and (10) through (18) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since January 1, 2001, (a) there has not been any transaction or series of similar transactions to which the Company was a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than five percent of the Common Stock of the Company or any member of the immediate family of any of the foregoing persons had a direct or indirect material interest, and (b) none of the executive officers, directors or any member of their immediate family have been indebted to the Company in amounts in excess of $60,000.

         The Board of Directors has approved an Employee Stock Purchase Program (the "Program"). Under the Program, selected executives of the Company will be given the opportunity to borrow funds on an interest free basis for the purpose of exercising vested stock options granted to the executives under the Company's 1996 Stock Plan. All such loans will be full recourse and will be secured by Company stock. At the present time, no loans have been made to any Executive Officer of the Company. However, it is anticipated that loans will be made under the Program to certain Executive Officers and that such Executive Officers will be indebted to the Company in amounts exceeding $60,000 during 2002. The maximum amount that can be loaned to individual executives under the Program is $250,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements:

      Our financial statements and those of our subsidiaries and independent auditors' report are listed in Item 8 of this Form 10-K.

                                                                         2001
                                                                       Form 10-K
                                                                        Page(s)
                                                                       ---------
      (2)   Financial Statement Schedule:

      Independent Auditors' Report .................................      75
      Schedule II - Consolidated Valuation and Qualifying Accounts .      76

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

3.1 Amended and Restated Articles of Incorporation (Filed as Exhibit 3.2 to our report on Form 10-Q for the quarter ended September 30, 1998, filed November 16, 1998).

3.2 Restated By-laws (Filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the "S-1 Registration Statement")).

4.1 Form of stock certificate for our Common Stock, par value $.05 per share (Filed as Exhibit 4 to the S-1 Registration Statement).

4.2 Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3 Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3 to our report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999).

10.1 Credit Agreement dated February 20, 1997, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.1 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the "1996 Form 10-K")).

10.2 Parent Pledge Agreement dated February 20, 1997, in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.2 to the 1996 Form 10-K).

10.3 Pledge Agreement dated February 20, 1997, by Musketeer Oil B.V., in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.3 to the 1996 Form 10-K).

10.4 Pledge Agreement dated February 20, 1997, by Willbros USA, Inc., in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.4 to the 1996 Form 10-K).

10.5* Form of Indemnification Agreement between our officers and us (Filed as Exhibit 10.7 to the S-1 Registration Statement).

10.6* Form of Indemnification Agreement between our directors and us (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.7* Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.8 to the S-1 Registration Statement).

10.8* Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.9* Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.10* Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to the 1996 Form 10-K).

10.11* Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.12* Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.13* Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002.

10.14*   Willbros USA, Inc. Executive Benefit Restoration Plan (Filed as Exhibit
         10.10 to the S-1 Registration Statement).

10.15 Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.16*   Willbros Group, Inc. Severance Plan dated January 1, 1999 (Filed as
         Exhibit 10.22 to our report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999 (the "1998 Form 10-K")).

10.17 First Amendment to Credit Agreement dated April 2, 1998, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.25 to the 1998 Form 10-K).

10.18 Second Amendment to Credit Agreement dated October 1, 1998, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.26 to the 1998 Form 10-K).

10.19 Third Amendment to Credit Agreement effective June 30, 2000, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

10.20 Security Agreement effective July 27, 2000, by and among us, certain designated subsidiaries, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

10.21 Fourth Amendment to Credit Agreement effective June 30, 2000, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

10.22* Separation Agreement and Release dated December 22, 2001, between Willbros USA, Inc. and Melvin F. Spreitzer.

21.      Subsidiaries.

23.      Consent of KPMG LLP, included on page 75 of this Form 10-K.


----------

*     Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.

      Form 8-K dated October 12, 2001, was filed on October 12, 2001, to report under Item 5 our sale of 144,175 shares of our common stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WILLBROS GROUP, INC.


Date:      February 19, 2002              By: /s/  Larry J. Bump
                                              ----------------------------------
                                              Larry J. Bump
                                              Chairman of the Board and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  SIGNATURE                               TITLE                                               DATE
  ---------                               -----                                               ----

/s/  Larry J. Bump                        Director, Chairman of the Board and                February 19, 2002
--------------------------------------    Chief Executive Officer
Larry J. Bump                             (Principal Executive Officer)


/s/  Michael F. Curran                    Director, Vice Chairman of the Board,              February 19, 2002
--------------------------------------    President and Chief Operating Officer
Michael F. Curran


/s/  Warren L. Williams                   Chief Financial Officer and Treasurer              February 19, 2002
--------------------------------------    (Principal Financial Officer and Principal
Warren L. Williams                        Accounting Officer)


/s/  Guy E. Waldvogel                     Director                                           February 19, 2002
--------------------------------------
Guy E. Waldvogel


/s/  Peter A. Leidel                      Director                                           February 19, 2002
--------------------------------------
Peter A. Leidel


/s/  John H. Williams                     Director                                           February 19, 2002
--------------------------------------
John H. Williams


/s/  Michael J. Pink                      Director                                           February 19, 2002
--------------------------------------
Michael J. Pink


/s/  James B. Taylor, Jr.                 Director                                           February 19, 2002
--------------------------------------
James B. Taylor, Jr.


/s/  Rodney Mitchell                      Director                                           February 19, 2002
--------------------------------------
Rodney Mitchell

    INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   AND CONSENT


The Stockholders and Board of Directors
Willbros Group, Inc.:

The audits referred to in our report dated February 5, 2002 included the related consolidated financial statement schedule as of December 31, 2001 and for each of the years in the three-year period ended December 31, 2001. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statements (Nos. 333-18421, 333-21399, 333-53748 and 333-74290) on Form S-8 and (Nos.
333-96201 and 333-63096) on Form S-3 of Willbros Group, Inc. of our reports dated February 5, 2002, relating to the consolidated balance sheets of Willbros Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statement of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001 and the related financial statement schedule, which reports appear in the December 31, 2001 annual report on Form 10-K of Willbros Group, Inc. Our report on the consolidated financial statements refers to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" in 2001.

                                                  /s/ KPMG LLP


Houston, Texas
February 20, 2002

                              WILLBROS GROUP, INC.
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                         Charged
                                                                        (Credited)
                                                           Balance at    to Costs      Charge      Balance
                                                            Beginning      and        Offs and     at End
      Year Ended                     Description             of Year     Expenses      Other       of Year
      ----------             -------------------------     ----------   -----------   --------   ----------

December 31, 1999            Allowance for bad debts       $      988   $      573    $   (294)  $    1,267

December 31, 2000            Allowance for bad debts       $    1,267   $     (154)   $   (605)  $      508

December 31, 2001            Allowance for bad debts       $      508   $     (290)   $    516   $      734

                                 Exhibit Index


         The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

3.1 Amended and Restated Articles of Incorporation (Filed as Exhibit 3.2 to our report on Form 10-Q for the quarter ended September 30, 1998, filed November 16, 1998).

3.2 Restated By-laws (Filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the "S-1 Registration Statement")).

4.1 Form of stock certificate for our Common Stock, par value $.05 per share (Filed as Exhibit 4 to the S-1 Registration Statement).

4.2 Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3 Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3 to our report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999).

10.1 Credit Agreement dated February 20, 1997, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.1 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the "1996 Form 10-K")).

10.2 Parent Pledge Agreement dated February 20, 1997, in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.2 to the 1996 Form 10-K).

10.3 Pledge Agreement dated February 20, 1997, by Musketeer Oil B.V., in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.3 to the 1996 Form 10-K).

10.4 Pledge Agreement dated February 20, 1997, by Willbros USA, Inc., in favor of ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.4 to the 1996 Form 10-K).

10.5* Form of Indemnification Agreement between our officers and us (Filed as Exhibit 10.7 to the S-1 Registration Statement).

10.6* Form of Indemnification Agreement between our directors and us (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.7* Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.8 to the S-1 Registration Statement).

10.8* Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.9* Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.10* Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to the 1996 Form 10-K).

10.11* Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.12* Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.13* Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002.

10.14*   Willbros USA, Inc. Executive Benefit Restoration Plan (Filed as Exhibit
         10.10 to the S-1 Registration Statement).

10.15 Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.16*   Willbros Group, Inc. Severance Plan dated January 1, 1999 (Filed as
         Exhibit 10.22 to our report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999 (the "1998 Form 10-K")).

10.17 First Amendment to Credit Agreement dated April 2, 1998, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.25 to the 1998 Form 10-K).

10.18 Second Amendment to Credit Agreement dated October 1, 1998, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.26 to the 1998 Form 10-K).

10.19 Third Amendment to Credit Agreement effective June 30, 2000, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

10.20 Security Agreement effective July 27, 2000, by and among us, certain designated subsidiaries, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

10.21 Fourth Amendment to Credit Agreement effective June 30, 2000, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as co-agent, certain financial institutions, and ABN AMRO Bank N.V., as agent (Filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000).

10.22* Separation Agreement and Release dated December 22, 2001, between Willbros USA, Inc. and Melvin F. Spreitzer.

21.      Subsidiaries.

23.      Consent of KPMG LLP, included on page 75 of this Form 10-K.


----------

*     Management contract or compensatory plan or arrangement.