Form 10-K/A
period 2001-12-31
WILLBROS GROUP INC
filed 2002-05-02
CIK 895450

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A-1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

================================================================================

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

Our engineering services include:

o    Feasibility studies

o    Conceptual and detailed design

o    Field services, material procurement and overall project management.

Our specialty services include:

o    Dredging

o    Pipe coating

o    Pipe double jointing

o    Removal and installation of flowlines

o    Fabrication of piles and platforms

o    Maintenance and repair of pipelines, stations and other facilities

o    Pipeline rehabilitation

o    General oilfield services

o    Transport of oilfield equipment, rigs and vessels

o    Facility operations.

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

     Private sector clients have historically accounted for the majority of our revenue. Government entities and agencies have accounted for the remainder. Ten clients were responsible for 81% of our total revenue in 2001 (86% in 2000 and 78% in 1999). Operating units of ExxonMobil, Centennial Pipeline, Royal Dutch Shell, Duke Energy, and Trans Union Power accounted for 18%, 17%, 14%, 10% and 10% of our total revenue in 2001, respectively.

CORPORATE STRUCTURE

     We are incorporated in the Republic of Panama and maintain our headquarters at Plaza 2000 Building, 50th Street, 8th Floor, Apartado 6307, Panama 5, Republic of Panama; our telephone number is (507) 213-0947. Panama's General Corporation Law is substantially modeled on the New York and Delaware corporate laws as they existed in 1932. Panama does not tax income derived from activities conducted outside Panama. The principal subsidiaries of Willbros Group, Inc. are Willbros International, Inc., Rogers & Phillips, Inc., MSI Energy Services, Inc. and Willbros USA, Inc. All significant operations outside North America are carried out by material subsidiaries of Willbros International, Inc., which is also a Panamanian corporation. Such material subsidiaries include Willbros West Africa, Inc., Willbros (Nigeria) Limited, Willbros (Offshore) Nigeria Limited, Constructora CAMSA, C.A., the Oman Construction Company LLC, and Willbros Transandina, S.A. All significant operations in North America are carried out either by Rogers & Phillips, Inc., a Delaware corporation, by MSI Energy Services, Inc., an Alberta, Canada corporation, or by the material subsidiaries of Willbros USA, Inc., which is also a Delaware corporation. Such material subsidiaries of Willbros USA, Inc. include Willbros Engineers, Inc., Willbros Energy Services Company and Willbros Operating Services, Inc. The Willbros corporate structure is designed to comply with jurisdictional and registration requirements associated with work bid and performed and to minimize worldwide taxation of operating income. Additional subsidiaries may be formed in specific work countries where necessary or useful for compliance with local laws or tax objectives. Administrative services are provided by Willbros USA, Inc., whose administrative headquarters are located at 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027 and telephone number is (713) 403-8000.

CURRENT MARKET CONDITIONS

     The global recession has dampened industrial demand for energy, which has affected short-term energy prices and resulted in a re-evaluation of future projects both in the primary pipeline sector and the power generation sector. However, we are not experiencing any significant slowdown in the regions in which we compete from this reassessment of proposed projects by our customers and potential customers. Further, we have a high level of confidence in the work under contract for all of 2002 and into 2003. We believe several factors influencing the global energy market have led to and will continue to result in increased activity across our primary lines of business. The factors leading to higher levels of energy-related capital expenditures include:

o Rising global energy demand resulting from economic growth in developing countries

o The need for larger oil and gas transportation infrastructures in a number of developing countries

o    Certain state-controlled oil and gas companies seeking foreign investment

o The increasing role of natural gas as a fuel for power generation and other uses in producing countries

o    Initiatives to reduce natural gas flaring

o    Efforts to bring stranded natural gas reserves to market

o    Aging of energy infrastructure.

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

BUSINESS STRATEGY

     We seek to maximize stockholder value through our business strategy. The core elements of this strategy are to:

o Concentrate on projects and prospects in areas where we can be most competitive and obtain the highest profit margins

o Pursue engineer-procure-construct contracts with a renewed vigor because they can often yield higher profit margins on the engineering and construction components of the contract than stand alone contracts for similar services

o Focus on performance and project execution in order to maximize the profit potential on each contract awarded

o    Maintain our commitment to safety and quality

o Develop alliances with companies who will enhance our capabilities and competitiveness in markets throughout the world

o Pursue growth through expansion, acquisitions and equity investments while maintaining a strong balance sheet.

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

     Pursue EPC Contracts. We will continue to pursue engineering, procurement and construction (EPC) contracts because they can often yield higher profit margins on the engineering and construction components of the contract compared to stand alone contracts for similar services. In performing EPC contracts we are engaged in numerous aspects of a project. We are therefore able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Accordingly, this contract structure allows us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects. We intend to capitalize on being one of the few pipeline construction companies worldwide with the ability to provide the full range of EPC services in order to position ourselves to capture more of this business.

     Focus on Superior Project Execution. We will continue to focus on performance and project execution in order to maximize customer satisfaction and the profit potential on each contract awarded. By doing so, we also enhance our potential for repeat business and/or add-on engineering or specialty service contracts.

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

2000 Acquired Rogers & Phillips, Inc., a United States pipeline construction company.

2000 Awarded an EPC contract for the 665-mile (1,070-kilometer), 30-inch crude oil Chad-Cameroon Pipeline Project, through a joint venture with another international contractor.

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

                                                               YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------------------------
                                         2001                           2000                           1999
                                -----------------------        -----------------------        ------------------------
                                 AMOUNT        PERCENT          AMOUNT        PERCENT          AMOUNT         PERCENT
                                --------       --------        --------       --------        --------        --------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)

Construction services ...       $214,456             55%       $192,270             61%       $ 67,690              38%
Engineering services ....        120,321             31          58,709             19          70,500              40
Specialty services ......         55,357             14          63,311             20          38,374              22
                                --------       --------        --------       --------        --------        --------
     Total ..............       $390,134            100%       $314,290            100%       $176,564             100%
                                ========       ========        ========       ========        ========        ========

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

Onshore construction often involves separate crews to perform the following different functions:

o        Clear the right-of-way

o        Grade the right-of-way

o        Excavate a trench in which to bury the pipe

o Haul pipe to intermediate stockpiles from which stringing trucks carry pipe and place individual lengths (joints) of pipe alongside the ditch

o        Bend pipe joints to conform to changes of direction and elevation

o        Clean pipe ends and line up the succeeding joint

o        Perform various welding operations

o        Non-destructively inspect welds

o        Clean pipe and apply anti-corrosion coatings

o        Lower pipe into the ditch

o        Backfill the ditch

o        Bore and install highway and railroad crossings

o        Drill, excavate or dredge and install pipeline river crossings

o        Tie in all crossings to the pipeline

o        Install mainline valve stations

o        Conduct pressure testing

o        Install cathodic protection system

o        Perform final clean up.

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

         Marine Construction. Our marine fleet includes lay barges, pile driving barges, derrick barges and other vessels, which support marine construction operations, and the "Willbros 318" combination derrick/lay barge to perform shallow water pipelay and maintenance projects in offshore West Africa. This 300-foot (91-meter) barge is capable of laying up to 24-inch diameter pipe in up to 200-foot water depths. During 2001, we purchased the "WB82" work/derrick barge to complement our West Africa marine construction operations. The WB82 work/derrick barge is a 253-foot (78-meter) barge with accommodations for 135 personnel. The WB82 is equipped with a 100-ton revolving crane and is configured to support the construction, maintenance and repair of marine facilities. In Venezuela, we construct and install fixed drilling and production platforms, primarily in Lake Maracaibo, and we are also capable of building bridges, docks, jetties and mooring dolphins, which are a group of pilings clustered together and sometimes bound with wire rope.

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

         To complement our engineering services, we also provide a full range of field services, including:

o        Surveying

o        Right-of-way acquisition

o        Material receiving and control

o        Construction inspection

o        Facilities startup assistance.

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

                                                             YEAR ENDED DECEMBER 31,
                              --------------------------------------------------------------------------------------
                                       2001                           2000                           1999
                              -----------------------        -----------------------        ------------------------
                               AMOUNT         PERCENT         AMOUNT         PERCENT         AMOUNT         PERCENT
                              --------       --------        --------       --------        --------        --------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)

Africa ................       $146,200             37%       $161,556             51%       $ 79,777              45%
North America .........        208,626             54          92,998             30          42,981              24
South America .........         16,968              4          26,141              8          23,801              14
Middle East ...........         14,303              4          12,908              4           8,026               5
Asia and Australia ....          4,037              1          20,687              7          21,979              12
                              --------       --------        --------       --------        --------        --------
     Total ............       $390,134            100%       $314,290            100%       $176,564             100%
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

         Our backlog in Africa was $204.7 million at December 31, 2001, compared to $230.8 million at December 31, 2000.

     North America

         We have provided services to the U.S. oil and gas industry for more than 80 years. We believe that the United States will continue to be an important market for our services. Recent deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which we expect will result in continued demand for our services. The demand for natural gas for industrial and power usage in the United States should increase the requirement to build new natural gas transportation infrastructure in the region. We anticipate that supply to satisfy such market demand for natural gas will come from existing and new production in western Canada, the Gulf of Mexico and the Canadian Atlantic offshore region. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs.

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

         Our backlog in North America was $171.8 million at December 31, 2001, compared to $106.7 million at December 31, 2000.

     South America

         We have been active in South America since 1939. Recent developments involving political changes and privatization efforts in many of the South American countries make this region attractive to us. In particular, privatization and deregulation in this region are allowing more foreign and domestic private investment in the energy sector which, until recently, had traditionally been controlled by state-owned energy companies. We expect gas transportation projects in Argentina, Bolivia, Brazil, Chile, Peru and Venezuela to continue to evolve to meet increasing demand for gas for industrial and power usage in the rapidly growing urban areas. In Venezuela, Colombia and Ecuador, crude oil transportation systems will likely need to be built and upgraded so that the vast crude reserves in these countries can be efficiently exported to the world market. We are aggressively pursuing business opportunities throughout South America and currently bidding work or monitoring prospects in Bolivia, Brazil, Ecuador, Peru and Venezuela.

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

         Venezuela is the largest oil producer in South America and conservative estimates place proven reserves at more than 77 billion barrels of oil and 146 trillion cubic feet of natural gas. Venezuela has redirected its energy initiatives to include development of its significant natural gas reserves. The government of Venezuela, under Presidente Hugo Chavez, has separated the natural gas initiative from the oil interests of Petroleos de Venezuela, S. A., the government owned oil company, to place natural gas projects on an equal footing with oil projects. This new emphasis on natural gas projects should translate into more demand for natural gas capabilities such as ours. However, the Chavez government has also introduced a new national hydrocarbons law which is viewed by both international and national petroleum industry leaders as unfriendly to future investment in this sector. The new Hydrocarbons Law replaces the previous Hydrocarbons Law of 1934 and Venezuela's Nationalization Law of 1975. It establishes increased royalty rates of 20% to 30%, replacing the prior fixed royalty rate of 16.6%. All royalties are to be at the higher 30% rate with the exception of those imposed on mature fields that are less productive or are being reworked and the four heavy oil projects in the Orinoco Belt. In addition, the new Hydrocarbons Law eliminates the previous Venezuelan policy of permitting foreign oil companies to maintain a majority interest in partnerships and various joint venture operations that they hold with Petroleos de Venezuela S.A., or "PDVSA," and establishes that PDVSA must be the majority owner. The outcome of negotiations between the government and private industry to revise this law is uncertain, and significant new foreign investment is unlikely until these negotiations are satisfactorily completed.

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

         Our backlog in the Middle East was $4.1 million at December 31, 2001, compared to $6.7 million at December 31, 2000.

     Australia and Asia

         Australia and Asia continue to be a geographic market of focus due to the relative abundance of undeveloped natural gas resources. That abundance, and environmental concerns, favor the use of natural gas for power generation and industrial and residential usage in Australia and Asia. However, economic and political difficulties in certain countries in the region have caused us to downsize our Jakarta, Indonesia office in 2000 to a minimum level. We are currently conducting marketing and business development activities in this market.

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

         The following is a breakdown of our backlog by geographic region as of December 31, 2001 and 2000:

                                  2001                           2000
                         -----------------------        -----------------------
                          AMOUNT        PERCENT          AMOUNT        PERCENT
                         --------       --------        --------       --------
                                      (DOLLAR AMOUNTS IN THOUSANDS)

Africa ...........       $204,653             50%       $230,838             62%
North America ....        171,750             42         106,728             28
South America ....         27,047              7          29,670              8
Middle East ......          4,103              1           6,711              2
                         --------       --------        --------       --------
Total ............       $407,553            100%       $373,947            100%
                         ========       ========        ========       ========

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

         A substantial percentage of our revenue in past years resulted from contracts entered into during that year or the immediately preceding year. The following table sets forth revenue for each of the last five years as a percentage of backlog at the beginning of each such year:

                                                  REVENUE FOR
                                     BACKLOG AT   YEAR ENDED
                                     JANUARY 1    DECEMBER 31    PERCENT
                                     ----------   -----------    -------
                                        (DOLLAR AMOUNTS IN THOUSANDS)

1997 .........................       $108,751       $251,877        231%
1998 .........................        135,797        281,618        207
1999 .........................        286,473        176,564         61
2000 .........................        253,080        314,290        124
2001 .........................        373,947        390,134        104

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

         Primary competitors for engineering services include:

o        ABB

o        Bechtel

o        Fluor

o        Gulf Interstate

o        Jacobs Engineering

o        Kellogg Brown and Root

o        Mustang Engineering

o        Paragon Engineering

o        Snamprogetti

o        Technip

o        Trigon Engineering

o        Universal Ensco

o        Worley Engineering

JOINT VENTURES

         From time to time in the ordinary course of our business, we enter into joint venture agreements with other contractors for the performance of specific projects. Typically, we seek one or more joint venture partners when a project requires local content, equipment, manpower or other resources beyond those we have available to complete work in a timely and efficient manner or when we wish to share risk on a particularly large project. Our joint venture agreements identify the work to be performed by each party, procedures for managing the joint venture work, the manner in which profits and losses will be shared by the parties, the equipment, personnel or other assets that each party will make available to the joint venture and the means by which any disputes will be resolved. We currently are performing two large projects through joint ventures: the onshore pipeline for the Chad Development Project in Chad and Cameroon, which we are performing jointly with Spie-Capag (Jersey) Ltd., and the Transierra Gas Pipeline Project in Bolivia, which we are performing jointly venture with Harbert International Establishment S.A.

         Willbros is the managing partner for the joint venture for the performance of the Chad pipeline project. This project, which involves the construction of a 1,070 kilometer crude oil pipeline, has an expected duration of over two years. The Transierra Gas Pipeline Project, a 230 kilometer pipeline, is less than one fourth the scope and duration of the Chad project.

CONTRACT PROVISIONS AND SUBCONTRACTING

         Most of our revenues are derived from construction, engineering and specialty services contracts. We enter into four basic types of construction contracts:

o Firm fixed-price or lump sum fixed-price contracts providing for a single price for the total amount of work or for a number of fixed lump sums for the various work elements comprising the total price

o Unit-price contracts which specify a price for each unit of work performed

o Time and materials contracts under which personnel and equipment are provided under an agreed schedule of daily rates with other direct costs being reimbursable

o A combination of the above (such as lump sums for certain items and unit rates for others).

         We enter into three types of engineering contracts:

o        Firm fixed-price or lump sum fixed-price contracts

o Time and materials contracts pursuant to which engineering services are provided under an agreed schedule of hourly rates for different categories of personnel, and materials and other direct costs are reimbursable

o Cost-plus-fee contracts, common with U.S. government clients under which income is earned solely from the fee received. Cost-plus-fee contracts are often used for material procurement services.

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

         A substantial portion of our projects are currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

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

         The following table sets forth the location of employees by work countries as of December 31, 2001:

                             NUMBER OF
                            EMPLOYEES(1)  PERCENT
                            ------------  -------

Nigeria ................       1,180          31%
Cameroon ...............       1,280          34
Oman ...................         420          11
Venezuela ..............         220           6
Canada .................         110           3
U.S. Engineering .......         360           9
U.S. Construction ......         150           4
U.S. Administration ....          70           2
                               -----       -----
Total ..................       3,790         100%
                               =====       =====

(1)  Includes joint ventures

EQUIPMENT

         We own, lease, and maintain a fleet of generally standardized construction, transportation and support equipment and spare parts. In 2001 and 2000, expenditures for capital equipment and spare parts were $28.8 million and $15.4 million, respectively. At December 31, 2001, our net book value of property, plant, equipment and spare parts was $74.3 million. During 2001, surplus equipment with a net book value of $0.6 million was sold or retired for approximately $0.2 million.

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

INSURANCE AND BONDING

         Operational risks are analyzed and categorized by our risk management department and are insured through a major national insurance broker under a comprehensive insurance program, which includes commercial insurance policies, consisting of the types and amounts typically carried by companies engaged in the worldwide construction industry. We maintain worldwide master policies written through A-rated insurers. These policies cover our land and marine property, plant, equipment and cargo against all normally insurable risks, including war risk, political risk and terrorism, in third-world countries. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with the level of our asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, "builders all risk insurance" is purchased. All insurance is purchased and maintained at the corporate level, other than certain basic insurance, which must be purchased in some countries in order to comply with local insurance laws.

         The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. We recently renewed our insurance policies at rates significantly higher than the previous year. In the future, our ability to maintain insurance, which may not be available at rates we consider reasonable, may be affected by events over which we have no control, such as those that occurred on September 11, 2001.

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

POLITICAL AND ECONOMIC RISKS; OPERATIONAL RISKS

         We currently have substantial operations and assets in developing countries in Africa, the Middle East and South America. Approximately 45% of our contract revenues from 2001 were derived from activities in developing countries, and approximately 72% of our long-lived assets as of December 31, 2001 were located in developing countries. For a list of revenue and assets by location, see Note 13 of "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-K. Accordingly, we are subject to risks which ordinarily would not be expected to exist in the United States, Canada, Japan or Western Europe.

         Some of these risks include:

o Foreign currency restrictions, which may prevent us from repatriating foreign currency received in excess of local currency requirements and converting it into dollars or other fungible currency.

o Exchange rate fluctuations, which can reduce the purchasing power of local currencies and cause our costs to exceed our budget, reducing our operating margin in the affected country.

o Expropriation of assets, by either a recognized or unrecognized foreign government, which can disrupt our business activities and create delays and corresponding losses.

o Civil uprisings, riots and war, which can make it impractical to continue operations, adversely affect both budgets and schedules and expose us to losses. In 1999, for example, local protestors looted and vandalized our facilities in Nigeria and interfered with our operations.

o Availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of skilled craftsmen or specialized equipment in areas where local resources are insufficient.

o Government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services.

o Legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs. In Venezuela, for example, a new hydrocarbons law, which went into effect on January 1, 2002 and which increases royalty rates from approximately 17% to between 20% and 30%, is expected to reduce investment in that country.

o Terrorist attacks such as those which occurred on September 11, 2001, which could impact insurance rates, insurance coverages, the level of economic activity and produce instability in financial markets. The terrorist attacks on September 11, 2001, and the changes in the insurance markets attributable to the terrorist attacks, have resulted in increased insurance premiums and have made it difficult for us to obtain certain types of insurance coverage. We may be unable to secure the levels and types of insurance we would otherwise have secured prior to September 11, 2001. A lower level of economic activity could also result, and instability in the financial markets could also affect our ability to raise capital.

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

         Other types of government regulation which could, if enacted or implemented, adversely affect our operations include:

o        Expropriation or nationalization decrees

o        Confiscatory tax systems

o Primary or secondary boycotts directed at specific countries or companies

o        Embargoes

o        Extensive import restrictions or other trade barriers

o        Mandatory sourcing rules

o        Unrealistically high labor rate and fuel price regulation.

         Our future operations and earnings may be adversely affected by new legislation, new regulations or changes in, or new interpretations of, existing regulations and the impact of these changes could be material.

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

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------
                                                      2001(1)        2000(2)         1999           1998           1997
                                                     ---------      ---------      ---------      ---------      ---------

STATEMENT OF OPERATIONS DATA:
    Contract revenue                                 $ 390,134      $ 314,290      $ 176,564      $ 281,618      $ 251,877
    Operating expenses:
        Contract cost                                  315,685        266,969        145,498        220,360        182,435
        Termination of benefit plans                    (9,204)            --             --             --             --
        Depreciation and amortization                   19,522         22,408         21,313         25,552         18,936
        General and administrative                      29,975         30,218         27,548         32,383         29,118
                                                     ---------      ---------      ---------      ---------      ---------
    Operating income (loss)                             34,156         (5,305)       (17,795)         3,323         21,388
    Net interest income (expense)                       (2,084)        (1,865)           587           (484)           304
    Minority interest                                   (1,501)        (2,449)        (1,541)        (1,132)        (1,911)
    Other income (expense)                              (1,107)          (716)         2,031         (1,502)            58
                                                     ---------      ---------      ---------      ---------      ---------
    Income (loss) before income taxes                   29,464        (10,335)       (16,718)           205         19,839
    Provision for income taxes                          10,384          5,257          3,300          4,567          5,723
                                                     ---------      ---------      ---------      ---------      ---------
    Net income (loss)                                $  19,080      $ (15,592)     $ (20,018)     $  (4,362)     $  14,116
                                                     =========      =========      =========      =========      =========
    Net income (loss) per share:
        Basic                                        $    1.32      $   (1.11)     $   (1.54)     $    (.30)     $     .97
        Diluted                                           1.27          (1.11)         (1.54)          (.30)           .96
CASH FLOW DATA:
    Cash provided by (used in):
        Operating activities                         $  24,756      $   3,040      $ (14,041)     $  15,199      $  45,788
        Investing activities                           (36,066)       (10,035)         4,866        (34,684)       (46,386)
        Financing activities                            18,373         10,442          8,641        (14,545)        19,747
        Effect of exchange rate changes                    287            686             93           (961)           (29)
OTHER DATA:
    EBITDA(3)                                        $  51,070      $  13,938      $   4,008      $  26,241      $  38,471
    Capital expenditures, excluding acquisitions        28,818         15,351         12,245         36,112         47,272
    Backlog (at period end)(4)                         407,553        373,947        253,080        286,473        135,797
    Number of employees (at
      period end)(5)                                     3,790          2,194          2,030          2,280          4,230
    Cash dividends per common share                         --             --             --             --             --
BALANCE SHEET DATA (AT PERIOD END):
    Cash and cash equivalents                        $  19,289      $  11,939      $   7,806      $   8,247      $  43,238
    Working capital                                     46,222         32,079         25,801         13,495         39,563
    Total assets                                       224,135        176,125        153,153        159,939        201,202
    Total debt                                          39,284         26,298         15,981            758          8,574
    Stockholders' equity                                96,557         71,746         80,427        106,934        118,986

----------

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

(3) EBITDA represents earnings before net interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the respective period, nor has it been presented as an alternative to operating income as an indicator of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. See the Company's Consolidated Statements of Cash Flows in the Company's Consolidated Financial Statements included elsewhere in this Annual Report. EBITDA as included in this Form 10-K because it is one of the measures through which the Company assesses its financial performance. EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

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

         Joint Venture Accounting - From time to time, we seek one or more joint venture partners when a project requires local content, equipment, manpower or other resources beyond those we have available to complete work in a timely and efficient manner or when we wish to share risk on a particularly large project. We have investments, ranging from 10 percent to 50 percent, in joint ventures that operate in similar lines of business as ours. Investments consist of a 10 percent interest in a consortium for work in Venezuela, a 35 percent interest in a joint venture for work in Australia and a 50 percent interest in a joint venture for work in Africa. Interests in these unconsolidated ventures are accounted for under the equity-method in the consolidated balance sheets and on a proportionate consolidation basis in the consolidated statements of operations. This presentation is consistent with construction industry practice. Alternatively, if we were to account for these interests using the equity-method in the consolidated statement of operations, revenue and contract cost would be materially lower; however, net income would not change.

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

PROVISION FOR INCOME TAXES

         The provision for income taxes increased $5.1 million while pretax income increased $39.8 million. This is the result of increased taxes on higher taxable income in the United States offset by lower income taxes in Nigeria due to a decrease in taxable revenue in that country, an adjustment to the deferred tax assets valuation allowance in the United States by $2.3 million and settlement of $0.9 million of prior year taxes in Nigeria. The valuation allowance for deferred tax assets was reduced in each of 2000 and 2001 as a result of significant increases in revenue, earnings, contract awards, backlog and forecasted earnings for some of our U.S. entities. In addition, we had $9.2 million of non-taxable gains in 2001 associated with the termination of benefit plans. The provision for income taxes is impacted by income taxes in certain countries, primarily Nigeria, being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

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

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $1.1 million to $22.4 million due to $0.8 million of accelerated amortization of leasehold improvements related to the Company's vacated office space in Tulsa, Oklahoma, and $0.9 million of increased amortization resulting from higher levels of spare parts purchases, offset by a reduction in depreciation expense as a result of the sale of excess equipment in Venezuela, Indonesia, the United States and Oman.

GENERAL AND ADMINISTRATIVE

         General and administrative expense increased $2.6 million (9%) to $30.2 million. This increase included $3.0 million of general and administrative expense from RPI, which was acquired in January 2000, and $3.6 million in office relocation costs that were partially offset by a $4.0 million reduction in general and administrative expense as a result of personnel reductions and scaling back or eliminating activities.

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

         A summary of our off-balance sheet commercial commitments as of December 31, 2001 is as follows:

                                                                      AMOUNT OF COMMITMENT
                                                                     EXPIRATION PER PERIOD
                                                                     ---------------------
                                                          TOTAL      LESS THAN      OVER 2
                                                       COMMITMENT     2 YEARS        YEARS
                                                           (Dollar Amounts in Millions)

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

         We believe that cash flows from operations and borrowing capacity under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations. We estimate capital expenditures for equipment and spare parts to be approximately $25.0 to $35.0 million in 2002. In analyzing our cash flow from operations, we believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively; there is not one or two events that should they occur could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political and Economic Risks; Operational Risks" contained in this Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
Audited Financial Statements of Willbros Group, Inc. and Subsidiaries

   Independent Auditors' Report.......................................................................     37
   Consolidated Balance Sheets as of December 31, 2001 and 2000.......................................     38
   Consolidated Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999...........................................................     39
   Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years
           ended December 31, 2001, 2000 and 1999.....................................................     40
   Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999...........................................................     41
   Notes to Consolidated Financial Statements for the years ended
           December 31, 2001, 2000 and 1999...........................................................     42

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and certain provisions from SFAS No. 142, "Goodwill and Other Intangible Assets" in 2001.

                                       KPMG LLP

Houston, Texas
February 5, 2002

                              WILLBROS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                          December 31,
                                                                     ------------------------
                                                                       2001           2000
                                                                     ---------      ---------

                                            ASSETS

Current assets:
     Cash and cash equivalents                                       $  19,289      $  11,939
     Accounts receivable, net                                           94,604         66,663
     Contract cost and recognized income not yet billed                 17,006         22,765
     Prepaid expenses                                                    3,664          2,666
                                                                     ---------      ---------
              Total current assets                                     134,563        104,033
Spare parts, net                                                         5,965          5,495
Property, plant and equipment, net                                      68,349         57,070
Other assets                                                            15,258          9,527
                                                                     ---------      ---------
              Total assets                                           $ 224,135      $ 176,125
                                                                     =========      =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current portion of long-term debt             $     284      $     217
     Accounts payable and accrued liabilities                           60,125         61,960
     Accrued income taxes                                                7,871          4,952
     Contract billings in excess of cost and recognized income          20,061          4,825
                                                                     ---------      ---------
              Total current liabilities                                 88,341         71,954
Long-term debt                                                          39,000         26,081
Other liabilities                                                          237          6,344
                                                                     ---------      ---------
              Total liabilities                                        127,578        104,379

Stockholders' equity:
     Class A preferred stock, par value $.01 per share,
       1,000,000 shares authorized, none issued                             --             --
     Common stock, par value $.05 per share, 35,000,000 shares
       authorized and 15,728,191 shares issued at December 31,
       2001 (15,206,495 at December 31, 2000)                              786            760
     Capital in excess of par value                                     72,915         68,373
     Retained earnings                                                  31,205         12,125
     Treasury stock at cost, 996,196 shares at December 31, 2001
        (1,140,371 shares at December 31, 2000)                         (7,403)        (8,474)
     Notes receivable for stock purchases                                   (8)           (43)
     Accumulated other comprehensive income (loss)                        (938)          (995)
                                                                     ---------      ---------
              Total stockholders' equity                                96,557         71,746
                                                                     ---------      ---------
              Total liabilities and stockholders' equity             $ 224,135      $ 176,125
                                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                      Year Ended December 31,
                                                          ------------------------------------------------
                                                              2001              2000              1999
                                                          ------------      ------------      ------------

Contract revenue                                          $    390,134      $    314,290      $    176,564

Operating expenses (income):
     Contract                                                  315,685           266,969           145,498
     Termination of benefit plans                               (9,204)               --                --
     Depreciation and amortization                              19,522            22,408            21,313
     General and administrative                                 29,975            30,218            27,548
                                                          ------------      ------------      ------------
                                                               355,978           319,595           194,359
                                                          ------------      ------------      ------------

              Operating income (loss)                           34,156            (5,305)          (17,795)

Other income (expense):
     Interest income                                               377               677               801
     Interest expense                                           (2,461)           (2,542)             (214)
     Foreign exchange loss                                        (117)           (1,101)             (501)
     Minority interest                                          (1,501)           (2,449)           (1,541)
     Other - net                                                  (990)              385             2,532
                                                          ------------      ------------      ------------
                                                                (4,692)           (5,030)            1,077
                                                          ------------      ------------      ------------

              Income (loss) before income taxes                 29,464           (10,335)          (16,718)

Provision for income taxes                                      10,384             5,257             3,300
                                                          ------------      ------------      ------------
              Net income (loss)                           $     19,080      $    (15,592)     $    (20,018)
                                                          ============      ============      ============

Income (loss) per common share:
     Basic                                                $       1.32      $      (1.11)     $      (1.54)
                                                          ============      ============      ============
     Diluted                                              $       1.27      $      (1.11)     $      (1.54)
                                                          ============      ============      ============

Weighted average number of common shares outstanding:
     Basic                                                  14,442,035        14,017,857        13,029,665
                                                          ============      ============      ============
     Diluted                                                15,074,166        14,017,857        13,029,665
                                                          ============      ============      ============

          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands, except share amounts)

                                                                                                                          Notes
                                            Common Stock               Capital in                                       Receivable
                                     ----------------------------        Excess                                             For
                                                          Par            of Par        Retained         Treasury           Stock
                                       Shares            Value           Value         Earnings          Stock           Purchases
                                     -----------      -----------     -----------     -----------      -----------      -----------

Balance, January 1, 1999              15,071,715      $       753     $    67,613     $    49,914      $    (8,590)     $      (982)

  Comprehensive income (loss):
    Net loss                                  --               --              --         (20,018)              --               --
    Foreign currency translation
     adjustments                              --               --              --              --               --               --

      Total comprehensive
       loss
  Payment of notes receivable                 --               --              --              --               --              675
  Purchase of treasury stock                  --               --              --              --           (7,574)              --
  Issuance of common stock
   under employee benefit plan            51,238                3             311              --               --               --
  Exercise of stock options                  500               --               3              --               --               --
                                     -----------      -----------     -----------     -----------      -----------      -----------


Balance, December 31, 1999            15,123,453              756          67,927          29,896          (16,164)            (307)

  Comprehensive income (loss):
    Net loss                                  --               --              --         (15,592)              --               --
    Foreign currency translation
     adjustments                              --               --              --              --               --               --

      Total comprehensive
       loss
  Payment of notes receivable                 --               --              --              --               --              264
  Issuance of treasury stock                  --               --              --          (2,179)           7,690               --
  Issuance of common stock
   under employee benefit plan            42,542                2             241              --               --               --
  Exercise of stock options               40,500                2             205              --               --               --
                                     -----------      -----------     -----------     -----------      -----------      -----------

Balance, December 31, 2000            15,206,495              760          68,373          12,125           (8,474)             (43)

  Comprehensive income (loss):
    Net income                                --               --              --          19,080               --               --
    Foreign currency translation
     adjustments                              --               --              --              --               --               --

      Total comprehensive
       income
  Payment of notes receivable                 --               --              --              --               --               35
  Issuance of treasury stock                  --               --             779              --            1,071               --
  Issuance of common stock
   under employee benefit plan            25,446                1             305              --               --               --
  Exercise of stock options              496,250               25           3,458              --               --               --
                                     -----------      -----------     -----------     -----------      -----------      -----------
Balance, December 31, 2001            15,728,191      $       786     $    72,915     $    31,205      $    (7,403)     $        (8)
                                     ===========      ===========     ===========     ===========      ===========      ===========

                                       Accumulated
                                          Other
                                          Compre-           Total
                                          hensive          Stock-
                                           Income          holders'
                                           (Loss)           Equity
                                       -------------      -----------

Balance, January 1, 1999                 $    (1,774)     $   106,934

  Comprehensive income (loss):
    Net loss                                      --          (20,018)
    Foreign currency translation
     adjustments                                  93               93
                                                          -----------
      Total comprehensive
       loss                                                   (19,925)
  Payment of notes receivable                     --              675
  Purchase of treasury stock                      --           (7,574)
  Issuance of common stock
   under employee benefit plan                    --              314
  Exercise of stock options                       --                3
                                         -----------      -----------


Balance, December 31, 1999                    (1,681)          80,427

  Comprehensive income (loss):
    Net loss                                      --          (15,592)
    Foreign currency translation
     adjustments                                 686              686
                                                          -----------
      Total comprehensive
       loss                                                   (14,906)
  Payment of notes receivable                     --              264
  Issuance of treasury stock                      --            5,511
  Issuance of common stock
   under employee benefit plan                    --              243
  Exercise of stock options                       --              207
                                         -----------      -----------

Balance, December 31, 2000                      (995)          71,746

  Comprehensive income (loss):
    Net income                                    --           19,080
    Foreign currency translation
     adjustments                                  57               57
                                                          -----------
      Total comprehensive
       income                                                  19,137
  Payment of notes receivable                     --               35
  Issuance of treasury stock                      --            1,850
  Issuance of common stock
   under employee benefit plan                    --              306
  Exercise of stock options                       --            3,483
                                         -----------      -----------
Balance, December 31, 2001               $      (938)     $    96,557
                                         ===========      ===========

          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Year Ended December 31,
                                                                      ------------------------------------
                                                                        2001          2000          1999
                                                                      --------      --------      --------

Cash flows from operating activities:
     Net income (loss)                                                $ 19,080      $(15,592)     $(20,018)
     Reconciliation of net income (loss) to cash provided
       by (used in) operating activities:
         Termination of benefit plans                                   (9,204)           --            --
         Depreciation and amortization                                  19,522        22,408        21,313
         Loss (gain) on sales and retirements
           of property and equipment                                       402            (4)       (2,897)
         Deferred income tax benefit                                    (1,466)       (1,193)           --
         Changes in operating assets and liabilities:
              Accounts receivable                                      (25,333)      (11,900)      (10,551)
              Contract cost and recognized
                income not yet billed                                    5,759        (9,305)       (5,060)
              Prepaid expenses and other assets                         (2,363)           73        (1,326)
              Accounts payable and accrued liabilities                     772        23,984           (98)
              Accrued income taxes                                       2,351          (596)         (971)
              Contract billings in excess of cost
                and recognized income                                   15,236        (4,414)        4,436
              Other liabilities                                             --          (421)        1,131
                                                                      --------      --------      --------
                  Cash provided by (used in) operating activities       24,756         3,040       (14,041)
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                 (7,410)          (14)           --
     Proceeds from sales of property and equipment                         162         5,330        17,111
     Purchase of property and equipment                                (22,223)       (8,792)       (7,983)
     Purchase of spare parts                                            (6,595)       (6,559)       (4,262)
                                                                      --------      --------      --------
                  Cash provided by (used in) investing activities      (36,066)      (10,035)        4,866
Cash flows from financing activities:
     Proceeds from long-term debt                                       75,000        55,000        15,500
     Proceeds from notes payable to banks                                1,674           979           481
     Proceeds from common stock                                          3,789           450           317
     Collection of notes receivable for stock purchases                     35           264           675
     Repayment of long-term debt                                       (62,000)      (44,791)           --
     Repayment of notes payable to banks                                (2,104)       (1,460)         (525)
     Sale (purchase) of treasury stock                                   1,979            --        (7,574)
     Repayment of notes payable to former shareholders                      --            --          (233)
                                                                      --------      --------      --------
                  Cash provided by financing activities                 18,373        10,442         8,641
Effect of exchange rate changes on cash and
   cash equivalents                                                        287           686            93
                                                                      --------      --------      --------
Cash provided by (used in) all activities                                7,350         4,133          (441)
Cash and cash equivalents, beginning of year                            11,939         7,806         8,247
                                                                      --------      --------      --------
Cash and cash equivalents, end of year                                $ 19,289      $ 11,939      $  7,806
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

     Property, Plant and Equipment - Depreciation is provided on the straight-line method using estimated lives as follows:

Construction equipment                        4-6 years
Marine equipment                               10 years
Transportation equipment                      3-4 years
Buildings, furniture and equipment           3-20 years

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. Normal repair and maintenance costs are charged to expense as incurred. Major overhaul costs are accrued in advance of actual overhaul activities and are allocated to contracts based on estimates of equipment condition. Significant renewals and betterments are capitalized.

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

("SFAS") No. 142 "Goodwill and Other Intangible Assets" in 2002. The Company adopted SFAS No. 141, "Business Combinations" and certain provisions of SFAS No. 142 as of July 1, 2001. Goodwill acquired after July 1, 2001 of $3,406 is not amortized, but instead is tested for impairment at least annually. At December 31, 2001, goodwill of $4,383, less accumulated amortization of $85, is included in other assets. Prior to January 1, 2002, the Company assessed the recoverability of goodwill using estimates of undiscounted future cash flows.

     Revenue - Construction and engineering fixed-price contracts and cost plus fixed-fee contracts are accounted for using the percentage-of-completion method. Under this method, estimated contract revenue is generally accrued based on the percentage the costs to date bear to total estimated costs, taking into consideration physical completion. Estimated contract losses are recognized in full when determined. Revenue from unit-price contracts and from time and material contracts is recognized as earned. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured. Costs incurred for bidding and obtaining contracts are expensed as incurred.

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

     Common Stock Options - The Company measures stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provides pro-forma disclosure as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". As such, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price.

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

     The fair value of the net assets acquired from these acquisitions was as follows:

                                         MSI          RPI
                                       -------      -------

Current assets                         $ 3,549      $ 6,615
Property, plant and equipment            3,318        3,523
Current liabilities                     (1,080)      (3,044)
Deferred income taxes                     (482)        (515)
Term debt                                 (416)        (335)
                                       -------      -------
                                         4,889        6,244
Goodwill, included in other assets       3,406          977
                                       -------      -------
                                       $ 8,295      $ 7,221
                                       =======      =======

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

2.   ACQUISITIONS (CONTINUED)

     The unaudited pro forma results of operation for the MSI acquisition, had the acquisition occurred at January 1, 2000, would have been:

                                      Year Ended December 31,
                                    ---------------------------
                                       2001            2000
                                    -----------     -----------
Revenue                             $   397,202     $   327,411
Net income (loss)                        19,465         (14,825)
Income (loss) per common share:
    Basic                                  1.34           (1.05)
    Diluted                                1.28           (1.05)

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

3.   CONTRACTS IN PROGRESS

     Most contracts allow for progress billings to be made during the performance of the work. These billings may be made on a basis different from that used for recognizing revenue. Contracts in progress for which cost and recognized income exceed billings or billings exceed cost and recognized income consist of:

                                                             December 31,
                                                       ------------------------
                                                         2001           2000
                                                       ---------      ---------

Costs incurred on contracts in progress                $ 310,926      $ 198,369
Recognized income                                         65,473         58,686
                                                       ---------      ---------
                                                         376,399        257,055
Progress billings and advance payments                   379,454        239,115
                                                       ---------      ---------
                                                       $  (3,055)     $  17,940
                                                       =========      =========

Contract cost and recognized income not yet billed     $  17,006      $  22,765
Contract billings in excess of cost and
  recognized income                                      (20,061)        (4,825)
                                                       ---------      ---------
                                                       $  (3,055)     $  17,940
                                                       =========      =========

     During the year ended December 31, 2000, the costs to complete a project in Australia exceeded the cost to complete estimate at December 31, 1999 by $14,500. This resulted in a loss on the project in 2000 of the same amount.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, consist of:

                                                       December 31,
                                                   ---------------------
                                                     2001         2000
                                                   --------     --------

Construction equipment                             $ 49,201     $ 39,907
Marine equipment                                     51,154       46,874
Transportation equipment                             20,795       17,324
Land, buildings, furniture and equipment             26,658       24,251
                                                   --------     --------
                                                    147,808      128,356
Less accumulated depreciation and amortization       79,459       71,286
                                                   --------     --------
                                                   $ 68,349     $ 57,070
                                                   ========     ========

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

     The Company's proportionate share of revenue and contract cost included in the consolidated statements of operations from these ventures consist of:

                         Year Ended December 31,
                     -------------------------------
                      2001        2000         1999
                     -------     -------     -------

Contract revenue     $42,483     $25,546     $21,633
Contract cost         31,637      39,913      22,164

     The Company's investments in and advances to and from these ventures consist of:

                                                                         December 31,
                                                                       -----------------
                                                                        2001       2000
                                                                       ------     ------

Due from joint ventures, included in accounts receivable               $5,313     $  662
Equity in and advances to joint ventures, included in other assets      7,686      4,434
Payable to joint ventures, included in accounts payable                    --      1,845

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

5.   JOINT VENTURES (CONTINUED)

     Summarized balance sheet information for the significant joint venture in Africa (accounted for under the equity-method in the consolidated balance sheets) is as follows:

                             December 31,
                         -------------------
                          2001        2000
                         -------     -------

Current assets           $31,221     $12,406
Non-current assets        16,257          --
                         -------     -------
Total                    $47,478     $12,406
                         =======     =======

Liabilities, current     $44,471     $12,406
Equity                     3,007          --
                         -------     -------
Total                    $47,478     $12,406
                         =======     =======

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of:

                                                       December 31,
                                                   -------------------
                                                    2001         2000
                                                   -------     -------

Trade payables                                     $48,075     $45,736
Payrolls and payroll liabilities                     9,914      12,894
Equipment reconditioning and overhaul reserves       2,136       3,330
                                                   -------     -------
                                                   $60,125     $61,960
                                                   =======     =======

7.   NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

                                                                        December 31,
                                                                     -------------------
                                                                      2001        2000
                                                                     -------     -------

$150,000 revolving credit agreement with a syndicated bank group     $39,000     $26,000
Revolving credit agreement for MSI                                       112          --
Notes payable issued by RPI to a bank                                    131         298
Other obligations                                                         41          --
                                                                     -------     -------

Total long-term debt                                                  39,284      26,298
Less current portion                                                     284         217
                                                                     -------     -------
Long-term debt, less current portion                                 $39,000     $26,081
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

     At December 31, 2001, there was $131 of notes payable issued by RPI to a bank, collaterallized by vehicles and machinery, and payable in monthly installments of principal plus interest ranging from 6.7% to 9.0% per annum. The notes mature in 2002.

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

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

8.   RETIREMENT BENEFITS (CONTINUED)

     Benefit expense for these plans included the following components:

                                                 Pension Benefits                Postretirement Medical Benefits
                                         ---------------------------------      ---------------------------------
                                              Year Ended December 31,               Year Ended December 31,
                                         ---------------------------------      ---------------------------------
                                          2001         2000         1999         2001         2000         1999
                                         -------      -------      -------      -------      -------      -------

Service cost                             $   714      $ 1,084      $ 1,692      $    56      $   119      $   157
Interest cost                              2,260        2,347        2,244          215          365          274
Expected return on plan assets            (2,418)      (3,155)      (2,914)          --           --           --
Recognized net actuarial loss (gain)        (323)        (960)        (188)         (27)         (93)        (108)
Amortization of transition asset             (29)         (29)         (29)          --           --           --
Amortization of prior service cost            45          133           95          (12)         (22)         (22)
Curtailment                                   73           --           --           --           --           --
Amendments                                  (220)         170           --           --           --           --
                                         -------      -------      -------      -------      -------      -------
                                             102         (410)         900          232          369          301
Settlement gain                           (3,170)          --           --       (6,034)          --           --
                                         -------      -------      -------      -------      -------      -------
                                         $(3,068)     $  (410)     $   900      $(5,802)     $   369      $   301
                                         =======      =======      =======      =======      =======      =======

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

8.   RETIREMENT BENEFITS (CONTINUED)

     The following table sets forth the changes in benefit obligations and plan assets and the reconciliation of the funded status of the plans to the accrued benefit cost:

                                                Pension Benefits                   Postretirement Medical Benefits
                                       ------------------------------------      ------------------------------------
                                              Year Ended December 31,                  Year Ended December 31,
                                       ------------------------------------      ------------------------------------
                                         2001          2000          1999          2001          2000          1999
                                       --------      --------      --------      --------      --------      --------

Change in benefit obligations:
  Benefit obligations, beginning
     of year                           $ 32,289      $ 30,107      $ 34,278      $  5,540      $  4,557      $  4,057
  Service cost                              714         1,084         1,692            56           119           157
  Interest cost                           2,260         2,347         2,244           215           364           274
  Plan participants' contribution           295           390           407            60           121           110
  Amendments                                326           170            --            --            --            --
  Actuarial loss (gain)                     595            92        (6,416)           --           778           243
  Curtailment                                --            --            --        (5,381)           --            --
  Benefits paid                         (35,985)       (1,901)       (2,098)         (490)         (399)         (284)
                                       --------      --------      --------      --------      --------      --------
  Benefit obligations, end of year          494        32,289        30,107            --         5,540         4,557
                                       --------      --------      --------      --------      --------      --------

Change in plan assets:
  Plan assets at fair value,
     beginning of year                   35,444        37,709        34,699            --            --            --
  Actual return on plan assets             (858)         (754)        4,468            --            --            --
  Employer contribution                   1,598            --            --           430           278           174
  Plan participants' contribution           295           390           407            60           121           110
  Benefits paid                         (35,985)       (1,901)       (1,865)         (490)         (399)         (284)
                                       --------      --------      --------      --------      --------      --------
  Plan assets at fair value,
     end of year                            494        35,444        37,709            --            --            --
                                       --------      --------      --------      --------      --------      --------

Reconciliation:
  Funded status, plan assets over
     (under) benefit obligations             --         3,155         7,602            --        (5,540)       (4,557)
  Unrecognized net actuarial gain            --        (8,466)      (13,427)           --          (514)       (1,384)
  Transition asset at
     January 1, 1987                         --           (29)          (57)           --            --            --
  Unrecognized prior service cost            --           844           976            --          (177)         (199)
  Adjustment for minimum liability           --            --            --            --            --            --
                                       --------      --------      --------      --------      --------      --------
  Accrued benefit cost                 $     --      $ (4,496)     $ (4,906)     $     --      $ (6,231)     $ (6,140)
                                       ========      ========      ========      ========      ========      ========

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

     Income (loss) before income taxes and the provision for income taxes in the consolidated statements of operations consist of:

                                               Year Ended December 31,
                                         ------------------------------------
                                           2001          2000          1999
                                         --------      --------      --------

Income (loss) before income taxes:
     Other countries                     $  8,935      $(12,240)     $(19,197)
     United States                         20,529         1,905         2,479
                                         --------      --------      --------
                                         $ 29,464      $(10,335)     $(16,718)
                                         ========      ========      ========
Provision for income taxes:
     Current provision:
         Other countries                 $  5,563      $  5,818      $  2,851
         United States:
             Federal                        4,991           365           190
             State                          1,296           267           259
                                         --------      --------      --------
                                           11,850         6,450         3,300
     Deferred tax expense (benefit):
         United States                     (1,497)       (1,193)           --
         Canada                                31            --            --
                                         --------      --------      --------
Total provision for income taxes         $ 10,384      $  5,257      $  3,300
                                         ========      ========      ========

     The Company's provision for income taxes differed from the United States statutory federal income tax rate of 34% due to the following:

                                                 Year Ended December 31,
                                          ------------------------------------
                                            2001          2000          1999
                                          --------      --------      --------

Tax at U.S. statutory rate                $ 10,018      $ (3,514)     $ (5,684)
Non-U.S. (income) loss taxed at other
     than U.S. rates                        (3,038)        4,161         6,527
Non-U.S. income tax                          5,563         5,818         2,851
State tax, net of federal benefit              855           176           171
Non-U.S. income taxed in U.S.                  784            --            --
Other, net                                     973          (191)         (565)
Termination of benefit plans                (2,433)           --            --
Adjustment to valuation allowance           (2,338)       (1,193)           --
                                          --------      --------      --------
                                          $ 10,384      $  5,257      $  3,300
                                          ========      ========      ========

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

     9.   INCOME TAXES (CONTINUED)

     The principal components of the Company's net deferred tax assets are:

                                                                     December 31,
                                                                ----------------------
                                                                  2001          2000
                                                                --------      --------

Deferred income tax assets:
     General business credit carryforwards                      $    425      $    506
     Self insured medical accrual                                    229           216
     Post retirement medical benefits                                 --         1,169
     Accrued pension benefits                                         --         1,594
     Accrued vacation                                                354           362
     Non-U.S. tax net operating loss carryforwards                12,724        10,746
     U.S. tax net operating loss carryforwards                     5,375         6,198
     Other                                                            52            76
                                                                --------      --------
                                                                  19,159        20,867
     Valuation allowance                                         (16,033)      (19,192)
                                                                --------      --------

     Deferred income tax assets, net of valuation allowance        3,126         1,675

Deferred income tax liabilities:
     Property and equipment                                       (1,458)         (997)
                                                                --------      --------
Net deferred income tax assets, included in other assets        $  1,668      $    678
                                                                ========      ========

     The net deferred income tax assets (liabilities) by country is as follows:

                                       December 31,
                                   --------------------
                                    2001          2000
                                   -------      -------

     United States                 $ 2,175      $   678
     Canada                           (507)          --
                                   -------      -------
Net deferred income tax assets     $ 1,668      $   678
                                   =======      =======

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

     At December 31, 2001, the Company has nonexpiring operating loss carryforwards in the United Kingdom of $27,845 (L.19,072), and a net operating loss carryforward expiring over three years in Venezuela of $6,344 (Bolivars 4,808,744). The deferred tax assets applicable to these operating loss carryforwards at December 31, 2001 and 2000 are fully reserved by a valuation allowance.

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

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

11.  STOCK OWNERSHIP PLANS (CONTINUED)

     The Company's stock option activity and related information consist of:

                                                                Year Ended December 31,
                               ------------------------------------------------------------------------------------------
                                           2001                           2000                           1999
                               ---------------------------    ---------------------------    ----------------------------
                                              Weighted-                      Weighted-                       Weighted-
                                               Average                        Average                         Average
                                Shares      Exercise Price      Shares     Exercise Price     Shares       Exercise Price
                               ---------    --------------    ---------    --------------    ---------     --------------

Outstanding, beginning
  of year                      1,859,550        $ 7.62        1,479,550        $ 8.20        1,093,050        $ 9.37
Granted                          559,500         13.54          651,500          5.70          416,000          5.28
Exercised                        496,250          7.02           40,500          5.12              500          6.63
Forfeited                         71,000          6.12          231,000          6.34           29,000         10.51
                               ---------        ------        ---------        ------        ---------        ------
Outstanding, end of year       1,851,800        $ 9.64        1,859,550        $ 7.62        1,479,550        $ 8.20
                               =========        ======        =========        ======        =========        ======
Exercisable at end of year       975,500        $ 9.00        1,186,425        $ 8.42          904,800        $ 8.84
                               =========        ======        =========        ======        =========        ======

     The weighted-average fair value of options granted during the year was $6.47 in 2001 ($2.56 in 2000, $2.17 in 1999). Exercise prices for options outstanding, weighted-average remaining life and weighted-average exercise price by ranges of exercise prices at December 31, 2001 are:

                                          Weighted        Weighted
   Range of               Options         Average         Average
 Exercise Prices        Outstanding    Remaining Life  Exercise Price
 ---------------        -----------    --------------  --------------

$  5.06 - $  6.94          832,500        7.9 Years       $  5.84
$  8.67 - $ 11.75          388,050        6.0 Years          9.21
$ 12.70 - $ 19.44          631,250        8.7 Years         14.91
                         ---------        ---------       -------
$  5.06 - $ 19.44        1,851,800        7.8 Years       $  9.64
                         =========        =========       =======


     The number of vested options and weighted-average exercise price by ranges of exercise prices at December 31, 2001 are:

                                            Weighted
    Range of                Vested          Average
 Exercise Prices            Options      Exercise Price
 ---------------            -------      --------------

$  5.06 - $  6.94           447,750         $  6.02
$  8.67 - $ 11.75           309,300            9.13
$ 12.70 - $ 19.44           218,500           14.91
                            -------         -------
$  5.06 - $ 19.44           975,550         $  9.00
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

12.  EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings (loss) per share are computed as follows:

                                                               Year Ended December 31,
                                                   -----------------------------------------------
                                                       2001             2000              1999
                                                   ------------     ------------      ------------

Net income (loss) applicable to common shares      $     19,080     $    (15,592)     $    (20,018)
                                                   ============     ============      ============

Weighted average number of common shares
    outstanding for basic earnings per share         14,442,035       14,017,857        13,029,665

Weighted average number of dilutive potential
    common shares outstanding                           632,131               --                --
                                                   ------------     ------------      ------------

Weighted average number of common shares
    outstanding for diluted earnings per share       15,074,166       14,017,857        13,029,665
                                                   ============     ============      ============

Earnings (loss) per common share:
     Basic                                         $       1.32     $      (1.11)     $      (1.54)
                                                   ============     ============      ============
     Diluted                                       $       1.27     $      (1.11)     $      (1.54)
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

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

13.  SEGMENT INFORMATION (CONTINUED)

     Customers representing more than 10 percent of total contract revenue are as follows:

                  Year Ended December 31,
               ---------------------------
                2001       2000       1999
                ----       ----       ----

Customer A        18%        --%        --%
Customer B        17         --         --
Customer C        14         44         36
Customer D        10         11         11
Customer E        10         --         --
                ----       ----       ----
                  69%        55%        47%
                ====       ====       ====

     Information about the Company's operations in its significant work countries is shown below:

                                    Year Ended December 31,
                              ----------------------------------
                                2001         2000         1999
                              --------     --------     --------

Contract revenue:
     United States(1)         $205,292     $ 92,998     $ 42,981
     Nigeria                    67,365      143,023       75,928
     Offshore West Africa       44,027       17,727        1,282
     Cameroon                   34,808          806           --
     Venezuela                  16,968       26,111       23,501
     Oman                       14,303       12,908        8,026
     Australia                   4,037       20,687       18,774
     Canada                      3,334           --           --
     Indonesia                      --           --        3,205
     Ivory Coast                    --           --        2,567
     Other                          --           30          300
                              --------     --------     --------
                              $390,134     $314,290     $176,564
                              ========     ========     ========
Long-lived assets:
     Nigeria                  $ 21,305     $ 24,541     $ 24,158
     United States              17,346       15,404       11,680
     Offshore West Africa       11,399        7,411        8,100
     Cameroon                    9,709           --           --
     Venezuela                   6,640        9,699       14,724
     Oman                        4,464        4,298        4,665
     Canada                      3,258           --           --
     Indonesia                      --           --        3,929
     Ivory Coast                    --           57        2,953
     Other                         193        1,155        1,185
                              --------     --------     --------
                              $ 74,314     $ 62,565     $ 71,394
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

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000, is as follows:

                                      First         Second          Third         Fourth
                                     Quarter        Quarter        Quarter       Quarter(a)       Total
                                    ---------      ---------      ---------      ----------     ---------
December 31, 2001:
     Contract revenue               $  65,732      $  78,839      $ 113,343      $ 132,220      $ 390,134
     Operating income                   3,345          8,320          8,574         13,917         34,156
     Income before
       income taxes                     2,496          7,399          6,908         12,661         29,464
     Net income                           780          7,093          2,642          8,565         19,080
     Earnings per share:
       Basic                              .06            .49            .18            .58           1.32
       Diluted                            .05            .47            .17            .56           1.27

December 31, 2000:
     Contract revenue               $  78,773      $  81,772      $  74,934      $  78,811      $ 314,290
     Operating income (loss)           (4,389)          (263)        (3,738)         3,085         (5,305)
     Income (loss) before
       income taxes                    (4,623)        (1,270)        (3,782)          (660)       (10,335)
     Net income (loss)                 (5,914)        (4,344)        (5,742)           408        (15,592)
     Earnings (loss) per share,
       basic and diluted                 (.42)          (.31)          (.41)           .03          (1.11)

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Chief Executive Officer, Larry J. Bump, will retire in May 2002, but will continue to serve as Chairman of the Board. We previously announced that Michael F. Curran will succeed Mr. Bump as our Chief Executive Officer. Mr. Curran will continue in his current roles as our President and Chief Operating Officer.

     The following table sets forth information regarding our directors, executive officers and key personnel. Officers are elected annually by, and serve at the discretion of, our Board of Directors.

Name                                               Age                        Position(s)
----                                               ---                        -----------

Larry J. Bump...............................        62     Director, Chairman of the Board of Directors and Chief
                                                           Executive Officer

Michael F. Curran...........................        61     Director, Vice Chairman of the Board of Directors,
                                                           President and Chief Operating Officer

John K. Allcorn.............................        40     Executive Vice President of Willbros Group, Inc. and
                                                           Willbros USA, Inc.

Warren L. Williams..........................        46     Vice President, Chief Financial Officer and Treasurer

James R. Beasley............................        59     Senior Vice President of Willbros USA, Inc. and President
                                                           of Willbros Engineers, Inc.

J. K. Tillery...............................        43     Senior Vice President - Operations of Willbros
                                                           International, Inc. and Senior Vice President of Willbros
                                                           USA, Inc.

Peter A. Leidel.............................        45     Director

Rodney B. Mitchell..........................        66     Director

Michael J. Pink.............................        64     Director

James B. Taylor, Jr.........................        63     Director

Guy E. Waldvogel............................        65     Director

John H. Williams............................        83     Director

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

     Michael F. Curran joined Willbros in March 2000 as a Director, Vice Chairman of the Board of Directors, President and Chief Operating Officer. Mr. Curran served from 1972 to March 2000 as Chairman and CEO of Michael Curran & Associates, a mainline pipeline constructor in North America and West Africa, prior to joining Willbros. He has over 40 years of diversified experience in pipeline construction around the world, including 31 years as President and Chief Executive Officer of various domestic and international pipeline construction firms. Mr. Curran also served as President of the Pipe Line Contractors Association.

     John K. Allcorn joined Willbros in May 2000 as Senior Vice President of Willbros International, Inc. and was elected Executive Vice President of Willbros Group, Inc. and Willbros USA, Inc. in 2001. Mr. Allcorn was employed at U.S. Pipeline, Inc., a North American pipeline construction company, as Senior Vice President, from July 1997 until joining Willbros in May 2000. He served as Vice President at Gregory & Cook Construction, Inc., an international pipeline construction company from June 1996 to July 1997. Mr. Allcorn has over 15 years of pipeline industry experience including an established record in operations management, finance, and business development.

     Warren L. Williams joined Willbros in July 2000 as Vice President, Finance and Accounting, for Willbros USA, Inc. He was elected Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc. in 2001. Prior to joining Willbros, Mr. Williams was employed at TransCoastal Marine Services, Inc., a marine construction company, from April 1998 to July 2000. Mr. Williams served as Vice President during the entire period of his employment at TransCoastal and was named Chief Financial Officer in early 2000. TransCoastal declared bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in June 2000. Mr. Williams worked as an independent financial consultant from 1994 to April 1998. Prior to 1994, Mr. Williams worked at the public accounting firm of Ernst & Young, the last four years as a partner.

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

     Peter A. Leidel was elected to the Board of Directors in 1992. Since September 1997, Mr. Leidel has been a founder and partner in Yorktown Partners, L.L.C., an investment management company. From 1983 to September 1997, he was employed by Dillon, Read & Co., Inc., an investment banking firm, serving most recently as a Senior Vice President. He also serves as a Director of Cornell Companies, Inc. and Carbon Energy Corporation.

     Rodney B. Mitchell was elected to the Board of Directors in July 2001. Mr. Mitchell has over 30 years of experience in the investment management business. He is President and Chief Executive Officer of The Mitchell Group, Inc., an investment advisory firm which he founded in 1989. Previously, Mr. Mitchell formed in 1970 an investment advisory organization, Talassi Management Company, and served as President and Chief Executive Officer.

     Michael J. Pink was elected to the Board of Directors in 1996. Mr. Pink has been a consultant to oil and gas industry investors since January 1997. He served as First Vice President of Sidanco, a major Russian integrated oil company, from August 1997 to March 1998. From May 1994 through December 1996, Mr. Pink served as Group Managing Director of Enterprise Oil plc, an independent oil exploration and production company. Prior to that time, Mr. Pink was employed for 30 years with the Royal Dutch/Shell Group at various locations in Europe, the United States, Africa, and the Middle East. He also serves as a Director of ROXAR ASA, a Norwegian oil and gas technology company.

     James B. Taylor, Jr. was elected to the Board of Directors in February 1999. Mr. Taylor is currently a Director of TMBR Sharp Drilling, Inc. Mr. Taylor co-founded Solana Petroleum Corp., a Canadian-based public oil and gas exploration and production company, in 1997 and served as Chairman of the Board of Directors until December 2000. From 1996 to 1998, he was a Director and consultant for Arakis Energy, a Canadian public company with operations in North Africa and the Middle East. Prior to that time, he served for 28 years in various worldwide exploration and operations management positions with Occidental Petroleum Corporation before retiring in 1996 as Executive Vice President.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 2002 by (a) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (b) each director and nominee for director of the Company, (c) each of the executive officers of the Company named in the Summary Compensation Table above, and (d) all executive officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed in the table, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

                                                                       SHARES
                                                                     BENEFICIALLY         PERCENTAGE
NAME OF OWNER OR IDENTITY OF GROUP                                      OWNED             OF CLASS(1)
----------------------------------                                   ------------        ------------

Larry J. Bump(2) ................................................     1,301,691 (3)           8.6

The Mitchell Group, Inc.(4) .....................................       995,153               6.7

Royce & Associates, Inc.(5) .....................................       917,050               6.2

Sage Asset Management, L.L.C.(6) ................................       845,180               5.7

Michael F. Curran ...............................................       837,496 (7)           5.6

Husic Capital Management(8) .....................................       784,000               5.3

Melvin F. Spreitzer .............................................       377,897 (9)           2.5

James R. Beasley ................................................       185,500(10)           1.2

John K. Allcorn .................................................       166,568(11)           1.1

Warren L. Williams ..............................................        63,166(12)             *

Peter A. Leidel .................................................        42,872(13)             *

John H. Williams ................................................        25,000(14)             *

Guy E. Waldvogel ................................................        19,000(15)             *

Michael J. Pink .................................................        10,000(16)             *

James B. Taylor, Jr .............................................         8,000(17)             *

Rodney B. Mitchell ..............................................         5,000(18)             *

All executive officers and directors as a group (11 people) .....     2,664,293(19)          17.2

----------

*    Less than 1%

(1) Shares of Common Stock which were not outstanding but which could be acquired by a person upon exercise of an option within 60 days of March 1, 2002, are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(2)  Mr. Bump's address is 4400 Post Oak Parkway, Suite 1000, Houston, Texas
     77027.

(3) Includes (a) 420,000 shares held in a family limited partnership in which Mr. Bump is the sole general partner, (b) 185,000 shares subject to stock options which are currently exercisable at an average exercise price of $9.80 per share, and (c) 109,101 shares held in the Willbros Employees' 401(k) Investment Plan (the "401(k) Plan") for the account of Mr. Bump.

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

(11) Includes (a) 100,000 shares subject to stock options which are currently exercisable at an exercise price of $5.38 per share, and (b) 943 shares held in the 401(k) Plan for the account of Mr. Allcorn.

(12) Represents (a) 47,500 shares subject to stock options which are currently exerciseable at an average exercise price of $10.39 per share, and (b) 41 shares held in the 401(k) Plan for the account of Mr. Williams.

(13) Includes 14,000 shares subject to stock options which are currently at an average exercise price of $10.48 per share.

(14) Includes 10,000 shares subject to stock options which are currently exercisable or exercisable within 60 days of March 1, 2002, at an average exercise price of $9.90 per share.

(15) Includes 14,000 shares subject to stock options which are currently exercisable at an average exercise price of $10.48 per share.

(16) Represents 10,000 shares subject to stock options which are currently exercisable or exercisable within 60 days of March 1, 2002, at an average exercise price of $9.90 per share.

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

     The Board of Directors has approved an Employee Stock Purchase Program (the "Program"). Under the Program, selected executives and officers of the Company are given the opportunity to borrow funds on an interest free basis for the purpose of exercising vested stock options granted to the executives under the Company's 1996 Stock Plan. All such loans will be full recourse and will be secured by Company stock. The maximum amount that can be loaned to individual executives under the Program is $250,000. Each loan will have a maximum term of five years and will not bear interest unless not repaid on the due date. The loan will become due 90 days after termination of employment or on the normal due date of the loan, whichever is first. Pursuant to the Program, in March 2002, certain executive officers of the Company became indebted to the Company in amounts in excess of $60,000 under various notes. The following table sets forth, as to the persons shown, the largest amounts of their indebtedness outstanding, the interest rates, the final maturity dates and the outstanding balances of such indebtedness as of April 1, 2002:

                       Largest                      Final       Outstanding
                      Amount of        Interest    Maturity     Balance at
      Name           Indebtedness        Rate        Date      April 1, 2002
John K. Allcorn        $232,188            0%     March 2007     $232,188

Warren L. Williams     $250,000            0%     March 2007     $250,000

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements:

     Our financial statements and those of our subsidiaries and independent auditors' report are listed in Item 8 of this Form 10-K.

                                                                               2001
                                                                             Form 10-K
                                                                              Page(s)
                                                                              -------
     (2)  Financial Statement Schedule:

     Independent Auditors' Report........................................       68
     Schedule II - Consolidated Valuation and Qualifying Accounts........       69

     All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the footnotes thereto.

     (3)  Exhibits:

     The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit was previously filed with this Form 10-K or is filed herewith.

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

10.10* Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to the 1996 Form 10-K).

10.11* Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.12* Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.13* Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002. Previously filed with this Form 10-K.

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

10.22* Separation Agreement and Release dated December 22, 2001, between Willbros USA, Inc. and Melvin F. Spreitzer. Previously filed with this Form 10-K.

21.      Subsidiaries. Previously filed with this Form 10-K.

23.      Consent of KPMG LLP. Filed herewith.


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

                                       WILLBROS GROUP, INC.

Date: May 1, 2002                      By: /s/ Larry J. Bump
                                           -------------------------
                                           Larry J. Bump
                                           Chairman of the Board and
                                           Chief Executive Officer

                              WILLBROS GROUP, INC.
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                              Charged
                                                             (Credited)
                                                Balance at    to Costs     Charge       Balance
                                                Beginning       and       Offs and      at End
   Year Ended              Description           of Year      Expenses     Other        of Year
   ----------              -----------          ----------   ----------   --------      -------

December 31, 1999     Allowance for bad debts     $   988     $   573      $  (294)     $ 1,267

December 31, 2000     Allowance for bad debts     $ 1,267     $  (154)     $  (605)     $   508

December 31, 2001     Allowance for bad debts     $   508     $  (290)     $   516      $   734


December 31, 1999     Overhaul Accrual            $ 3,810     $   512      $ 1,132      $ 3,190

December 31, 2000     Overhaul Accrual            $ 3,190     $   399      $   259      $ 3,330

December 31, 2001     Overhaul Accrual            $ 3,330     $    --      $ 1,194      $ 2,136

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

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

10.10*   Form of Incentive Stock Option Agreement under the Willbros Group, Inc.
         1996 Stock Plan (Filed as Exhibit 10.13 to the 1996 Form 10-K).

10.11*   Form of Non-Qualified Stock Option Agreement under the Willbros Group,
         Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.12*   Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the
         S-1 Registration Statement).

10.13*   Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated
         January 1, 2002. Previously filed with this Form 10-K.

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

10.22*   Separation Agreement and Release dated December 22, 2001, between
         Willbros USA, Inc. and Melvin F. Spreitzer. Previously filed with this
         Form 10-K.

21.      Subsidiaries. Previously filed with this Form 10-K.

23.      Consent of KPMG LLP. Filed herewith.

----------

*    Management contract or compensatory plan or arrangement.