Form 10-Q
period 2002-03-31
WILLBROS GROUP INC
filed 2002-05-15
CIK 895450

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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


                                 NOT APPLICABLE
    -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                                    ---------


         The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of May 14, 2002 was 19,469,664.

================================================================================

PART    I.   FINANCIAL INFORMATION
ITEM    1.   FINANCIAL STATEMENTS


                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       MARCH 31,        DECEMBER 31,
                                                                                         2002               2001
                                                                                     ------------      ------------
                                                                                     (UNAUDITED)
                                                           ASSETS

Current assets:
      Cash and cash equivalents..................................................    $     11,398      $     19,289
      Accounts receivable, net...................................................         104,568            94,604
      Contract cost and recognized income not yet billed.........................          15,450            17,006
      Prepaid expenses...........................................................          10,728             3,664
                                                                                     ------------      ------------

            Total current assets.................................................         142,144           134,563

Spare parts, net.................................................................           6,388             5,965
Property, plant and equipment, net...............................................          68,980            68,349
Other assets.....................................................................          18,305            15,258
                                                                                     ------------      ------------

            Total assets.........................................................    $    235,817      $    224,135
                                                                                     ============      ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long-term debt........................    $     39,300      $        284
      Accounts payable and accrued liabilities...................................          74,982            60,125
      Accrued income taxes.......................................................           9,047             7,871
      Contract billings in excess of cost and recognized income..................           9,268            20,061
                                                                                     ------------      ------------

            Total current liabilities............................................         132,597            88,341

Long-term debt...................................................................               -            39,000
Other liabilities................................................................             237               237
                                                                                     ------------      ------------

            Total liabilities....................................................         132,834           127,578

Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued.................................               -                 -
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 16,010,014 shares issued at March 31, 2002
        (15,728,191 at December 31, 2001)........................................             801               786
      Capital in excess of par value.............................................          76,141            72,915
      Retained earnings..........................................................          35,818            31,205
      Treasury stock at cost, 996,196 shares.....................................          (7,403)           (7,403)
      Notes receivable for stock purchases.......................................          (1,315)               (8)
      Accumulated other comprehensive income (loss)..............................          (1,059)             (938)
                                                                                      -----------      ------------
            Total stockholders' equity...........................................         102,983            96,557
                                                                                      -----------      ------------
            Total liabilities and stockholders' equity...........................     $   235,817      $    224,135
                                                                                      ===========      ============

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                      -----------------------------
                                                                                          2002              2001
                                                                                      -----------       -----------

Contract revenue.................................................................  $      147,497     $      65,732

Operating expenses:
      Contract...................................................................         122,194            51,677
      Depreciation and amortization..............................................           5,412             4,814
      General and administrative.................................................           8,786             5,896
                                                                                   --------------     -------------

                                                                                          136,392            62,387
                                                                                   --------------     -------------

            Operating income ....................................................          11,105             3,345

Other expense:
      Interest - net.............................................................            (330)             (255)
      Minority interest..........................................................            (557)             (373)
      Other - net................................................................            (796)             (221)
                                                                                   ---------------    --------------

                                                                                           (1,683)             (849)
                                                                                   ---------------    --------------

            Income before income taxes...........................................           9,422             2,496

Provision for income taxes.......................................................           4,809             1,716
                                                                                   --------------     -------------

            Net income ..........................................................  $        4,613     $         780
                                                                                   ==============     =============

Income per common share:

      Basic .....................................................................  $          .31     $         .06
                                                                                   ==============     =============

      Diluted....................................................................  $          .30     $         .05
                                                                                   ==============     =============

Weighted average number of common shares outstanding:

      Basic......................................................................      14,878,717        14,128,558
                                                                                   ==============     =============

      Diluted....................................................................      15,502,406        14,589,695
                                                                                   ==============     =============

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                         ACCUMULATED
                                                                                                NOTES      OTHER
                                                           CAPITAL                            RECEIVABLE   COMPRE-     TOTAL
                                     COMMON STOCK         IN EXCESS                               FOR      HENSIVE     STOCK
                                 ----------------------    OF PAR      RETAINED    TREASURY     STOCK      INCOME     HOLDERS'
                                 SHARES       PAR VALUE    VALUE       EARNINGS      STOCK     PURCHASES   (LOSS)      EQUITY
                                 ------       ---------   --------     --------    --------    ---------   ------     -------
Balance,
   January 1, 2002..........  15,728,191      $  786       $ 72,915     $31,205    $(7,403)     $ (8)      $ (938)     $ 96,557

   Comprehensive
     income (loss):
       Net income...........           -           -              -       4,613          -         -            -         4,613

       Foreign currency
        translation adjust..           -           -              -           -          -         -         (121)         (121)
                                                                                                                     ----------

         Total
           comprehensive
           income...........                                                                                              4,492

   Issuance of notes
     receivable for stock
     purchase...............           -           -              -           -          -    (1,307)           -        (1,307)

   Compensation expense
     attributable to
     stock options...........          -           -            553           -          -         -            -           553

   Issuance of common
     stock under employee
     benefit plan...........       7,823           1            118           -          -         -            -           119

   Exercise of stock
     options................     274,000          14          2,555           -          -         -            -         2,569
                              ----------      ------      ---------    --------  ---------  --------    ---------    ----------

Balance, March 31, 2002.....  16,010,014      $  801      $  76,141    $ 35,818  $  (7,403)  $(1,315)   $  (1,059)   $  102,983
                              ===========     ======      =========    ========  =========   =======    =========    ==========




     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                     ------------------------------
                                                                                          2002             2001
                                                                                     ------------      ------------
Cash flows from operating activities:
      Net income ................................................................    $      4,613      $        780
      Reconciliation of net income to net cash provided
        by (used in) operating activities:
          Depreciation and amortization..........................................           5,412             4,814
          Loss on retirements of property, plant and equipment...................             543                 -
          Non-cash compensation expense..........................................             553                 -
          Changes in operating assets and liabilities:
              Accounts receivable................................................          (9,964)           10,381
              Contract cost and recognized income not yet billed.................           1,556            (3,607)
              Prepaid expenses and other assets..................................         (10,114)             (505)
              Accounts payable and accrued liabilities...........................          14,857              (921)
              Accrued income taxes...............................................           1,176               (79)
              Contract billings in excess of cost and recognized income..........         (10,793)            5,188
              Other liabilities..................................................               -                17
                                                                                     ------------      ------------
                   Cash provided by (used in) operating activities...............          (2,161)           16,068
Cash flows from investing activities:
      Purchase of property, plant and equipment..................................          (4,860)           (5,099)
      Purchase of spare parts....................................................          (2,138)           (1,696)
                                                                                     ------------      ------------
                   Cash used in investing activities.............................          (6,998)           (6,795)
Cash flows from financing activities:
      Proceeds from long-term debt...............................................          21,000             3,000
      Proceeds from notes payable................................................           2,192             1,283
      Proceeds from common stock.................................................           1,381             1,007
      Collection of notes receivable for stock purchases.........................               -                35
      Repayments of long-term debt...............................................         (23,000)          (16,000)
      Repayment of notes payable to banks........................................            (176)              (54)
                                                                                     ------------      ------------
                   Cash provided by (used in) financing activities...............           1,397           (10,729)
Effect of exchange rate changes on cash & cash equivalents.......................            (129)               75
                                                                                     ------------      ------------
Cash used in all activities......................................................          (7,891)           (1,381)
Cash and cash equivalents, beginning of period...................................          19,289            11,939
                                                                                     ------------      ------------
Cash and cash equivalents, end of period.........................................    $     11,398      $     10,558
                                                                                     ============      ============
Non-cash financing activities:
      Non-cash compensation expense..............................................    $        553      $          -
      Issuance of notes receivable for stock purchases...........................    $      1,307      $          -
Cash payments made during the period:
      Interest...................................................................    $        458      $        893
      Income taxes...............................................................    $      3,464      $      1,637


     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2002, and for all interim periods presented. All adjustments are normal recurring accruals.

       Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on form 10-K, as amended, for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002, are not necessarily indicative of the operating results to be achieved for the full year.

2.     NEW ACCOUNTING PRINCIPLES

       Effective January 1, 2002, the Company adopted the remaining provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which require that amortization of goodwill cease and be replaced with periodic tests of the goodwill's impairment at least annually. SFAS No. 142 also requires that a transitional impairment test be completed by June 30, 2002. The Company has not yet performed its transitional impairment test. Amortization of goodwill for the first quarter of 2001 was $12 and as such the adoption of SFAS 142 did not have a material impact on the consolidated results of operations.

       Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") related to the accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 had no effect on the Company's financial position or results of operations.

3.     FOREIGN EXCHANGE RISK

       The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2002, or December 31, 2001.

4.     NOTES PAYABLE AND LONG-TERM DEBT

       Borrowings and letters of credit under the Company's $150,000 credit facility become due when the facility expires on February 20, 2003. Accordingly, the $37,000 of borrowings at March 31, 2002 is included in the current portion of long-term debt.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


5.     STOCK BASED COMPENSATION

       In March 2002, certain officers of the Company borrowed a total of $1,307 under the Employee Stock Purchase Program, which permits selected executives and officers to borrow from the Company up to 100% of the funds required to exercise vested stock options. The loans are full recourse, noninterest-bearing for a period of up to 5 years and are collateralized by the related stock. The difference of $553 between the discounted value of the loans and the fair market value of the stock on the date of exercise was recorded as compensation expense. The loan receivable is presented as a reduction of stockholders' equity.

6.     EARNINGS PER SHARE

       Basic and diluted earnings per common share for the three months ended March 31, 2002 and 2001, are computed as follows:

                                                                                        2002               2001
                                                                                    -------------      ------------
         Net income applicable to common shares.................................    $       4,613      $        780
                                                                                    =============      ============

         Weighted average number of common shares outstanding for basic
           earnings per share...................................................       14,878,717        14,128,558

         Effect of dilutive potential common shares from
           stock options........................................................          623,689           461,137
                                                                                    -------------      ------------

         Weighted average number of common shares outstanding for diluted
           earnings per share...................................................       15,502,406        14,589,695
                                                                                    =============      ============

         Earnings per common share:
              Basic.............................................................    $         .31      $        .06
                                                                                    =============      ============

              Diluted...........................................................    $         .30      $        .05
                                                                                    =============      ============

       At March 31, 2002, there were 17,500 potential common shares (230,750 at March 31, 2001) excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

7.     CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

       The Company provides construction, engineering and specialty services to the oil, gas and power industries. The Company's principal markets are currently Africa, the Middle East, South America and North America. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, terrorist acts, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


7.     CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONTINUED)

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

8.     SUBSEQUENT EVENT

       On May 14, 2002, the Company completed a public offering of its common shares at $17.75 per share; 4,356,750 shares were sold by the Company and 985,000 shares were sold by certain selling shareholders. The underwriters exercised options to purchase all shares available for over-allotments. The Company received approximately $72,310 in net proceeds, which will be used to repay indebtedness and for working capital and general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements for the periods ended March 31, 2002 and 2001, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

GENERAL

     We derive our revenue from providing construction, engineering and specialty services to the oil, gas and power industries and government entities worldwide. We obtain contracts for our work primarily by competitive bidding or through negotiations with long-standing clients or prospective clients. Bidding activity, backlog and revenue resulting from the award of contracts to us may vary significantly from period to period. Contracts have durations from a few weeks to several months or in some cases more than a year.

     A number of factors relating to our business affect the recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontractors, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. Generally, we do not recognize income on a fixed-price contract until the contract is approximately 5% to 10% complete, depending upon the nature of the contract. Costs which are considered to be reimbursable are excluded from the percentage-of-completion calculation. Accrued revenue pertaining to reimbursables is limited to the cost of the reimbursables. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured. Revenue from unit-price contracts is recognized as earned. The Company believes that its operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

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

     In our report on Form 10-K, as amended, for the year ended December 31, 2001, we identified and disclosed three critical accounting policies: (a) Revenue Recognition: Percentage-of-Completion; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the three month period ended March 31, 2002.

     We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA increased to $15.2 million for the three month period ended March 31, 2002, an increase of $7.6 million compared to the three month period ended March 31, 2001.

     We recognize anticipated contract revenue as backlog when the award of a contract is assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is assured. New contract awards totaled $130.3 million during the quarter ended March 31, 2002. Additions to backlog during the period were as follows: construction, $95.8 million; engineering, $21.3 million; and specialty services, $13.2 million. Backlog decreases by type of service as a result of services performed during the period were as follows: construction, $83.3 million; engineering, $49.9 million; and specialty services, $14.3 million. Backlog at the end of the quarter was down $17.2 million (4%) to $390.4 million and consisted of the following: (a) construction, $220.5 million, up $12.5 million; (b) engineering, $125.7 million, down $28.6 million; and (c) specialty services, $44.2 million, down $1.1 million. Construction backlog consists primarily of the Chad-Cameroon Pipeline Project (see below) as well as construction projects in Bolivia and Offshore West Africa. Engineering backlog consists primarily of engineering projects in the United States. Specialty services backlog is primarily attributable to a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10 percent interest in Venezuela and service contracts in the United States, Oman and Canada.

     In September 2000, through a joint venture led by a subsidiary of ours, we were awarded a significant project, the scope of which includes the engineering, procurement and construction ("EPC") of a 665-mile (1,070 kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa (the "Chad-Cameroon Pipeline Project"). Engineering and procurement activities began in late 2000. Pipeline construction began in late 2001 and is anticipated to end in 2003.

     During 2001, our activities in Nigeria included work on two EPC contracts for Shell: (a) the Nembe Creek gas gathering pipeline system, and (b) four concrete barge-mounted gas compressor facilities for Shell's Nembe Creek Associated Gas project (collectively, the "Nembe Creek Projects"). By March 31, 2002, work on both projects was substantially complete.

     On October 12, 2001, we completed the purchase of MSI Energy Services Inc. ("MSI"), a Canadian general contractor. MSI provides pipeline construction, pipeline integrity and maintenance, and other services in the oil sands region of Northern Alberta, Canada. MSI contributed $2.9 million of revenue during the first quarter of 2002.

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

       Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. We do not believe that our revenue or results of operations were adversely affected in this regard during the three month periods ended March 31, 2002 or 2001.

    Three Months Ended March 31, 2002, Compared to Three Months
    Ended March 31, 2001

       Contract revenue increased $81.8 million (125%) to $147.5 million due to
(a) $56.8 million (214%) of increased construction revenue due primarily to construction on the Chad-Cameroon Pipeline Project and increased activity in Offshore West Africa and the United States, net of reduced activities on the Nembe Creek Projects in Nigeria as they neared completion; (b) increased engineering revenue of $25.8 million (107%) due to an increase of engineering and procurement services in the United States; offset by (c) a decrease of $0.8 million (5%) in specialty services revenue principally from operations in Nigeria. Revenue in the United States increased $37.1 million (121%) due to an increase in construction, engineering, and procurement services. Chad-Cameroon revenue increased $28.5 million resulting from construction work begun on the pipeline project in that area. Revenue from Offshore West Africa increased $22.1 million as a result of increased vessel utilization on several projects. Work that began in 2002 on a project in Bolivia resulted in $4.5 million in revenue in that country. Revenue in Canada was $2.9 million resulting from the acquisition of MSI in October 2001. Nigeria revenue decreased $15.0 million (56%) due primarily to reduced activity on the Nembe Creek Projects. The combined revenue in all other areas increased $1.7 million (31%).

        Contract costs increased $70.5 million (136%) to $122.2 million due to an increase of $47.5 million (232%) in construction services cost, $22.5 million (111%) in engineering services cost and $0.5 million (5%) in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue, with the exception of Bolivia. Contract costs in Bolivia were equal to revenue in that area. We did not recognize contract income on the project because work was less than 10% physically complete, the minimum required for this project in accordance with our percentage-of-completion accounting policy.

       Depreciation and amortization increased $0.6 million (13%) due primarily to the addition of equipment for the Chad-Cameroon Pipeline Project.

       General and administrative expense increased $2.9 million (49%) to $8.8 million. This increase is due to higher staff compensation and administrative services necessary to support the 125% increase in revenue. As a percent of revenue, general and administrative expense decreased from 9.0% in 2001 to 6.0% in 2002.

       Operating income increased $7.8 million (236%) from $3.3 million in 2001 to $11.1 million in 2002, largely as a result of higher revenue resulting from greater activity in North America, construction activity on the Chad-Cameroon Pipeline Project and marine maintenance and construction in Offshore West Africa, offset by higher depreciation and amortization and general and administrative costs.

       Interest expense increased $0.1 million to $0.3 million due to higher average borrowings during the period.

       Minority interest expense increased $0.2 million to $0.6 million due to an increase in activity in countries where minority interest partners were involved.

       Other expense increased $0.6 million to $0.8 million due primarily to retirement of older assets in Venezuela and Oman and losses on currency exchanges in 2002.

       The provision for income taxes increased $3.1 million (180%) due primarily to the increase in taxable income in the United States. The provision for income taxes is also impacted by income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

LIQUIDITY AND CAPITAL RESOURCES

       Our primary requirements for capital are to acquire, upgrade and maintain our equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where we perceive growth opportunities and finance the possible acquisition of new businesses and equity investments. Historically, we have met our capital requirements primarily from operating cash flows, and more recently from borrowings under our credit facility.

     Cash and cash equivalents decreased $7.9 million (41%) to $11.4 million at March 31, 2002, from $19.3 million at December 31, 2001. The decrease was due to cash flows of $1.4 million from financing activities, offset by $7.0 million used for investing activities (the purchase of equipment and spare parts) and $2.2 million used for operations. The effect of exchange rate changes on cash and cash equivalents totaled $0.1 million.

     On May 14, 2002, we completed a public offering of our common shares at $17.75 per share; 4,356,750 shares were sold by us and 985,000 shares were sold by certain selling shareholders. We received approximately $72.3 million in net proceeds, which will be used to repay indebtedness under our credit facility and for working capital and general corporate purposes.

     We have a $150.0 million credit agreement with a syndicated bank group, which was amended effective June 30, 2000. The credit agreement subjects the $100.0 million revolving portion of the credit facility to borrowing base requirements. The entire facility, less amounts used under the revolving portion of the facility, may be used for standby and commercial letters of credit. Borrowings are payable at termination on February 20, 2003. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.25% or a Eurodollar Rate plus a margin ranging from 2.00% to 3.50%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.475% to 0.75%. The credit agreement is collateralized by substantially all of our assets, including stock of our principal subsidiaries. The credit agreement restricts the payment of cash dividends and requires us to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts.

     At March 31, 2002, there was $37.0 million borrowed under the credit agreement at an average interest rate of 4.1% and $69.8 million of letters of credit outstanding leaving $43.2 million available for a combination of borrowings and letters of credit.

     The credit facility is due to expire on February 20, 2003. Accordingly, the $37.0 million of borrowings at March 31, 2002 is included in the current portion of long-term debt. We are currently negotiating with a new bank group to provide a new three-year credit agreement in an amount of $120.0 million, with the ability to increase the facility to $150.0 million in the future. The terms of the proposed credit facility are similar to the terms of the current facility.

     At March 31, 2002, there were $1.6 million of notes payable issued by RPI, primarily related to financing of annual insurance premiums. The note requires monthly payments of principle plus interest of 4.75% and matures on January 1, 2003.

     At March 31, 2002, MSI borrowed $0.7 million under a $1.5 million credit facility with a bank. The credit facility is collateralized by a fabrication facility, real estate and equipment. The facility matures in October 2002.

     We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $8.8 million at March 31, 2002. There were no outstanding borrowings at March 31, 2002.

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

     We believe that cash flows from operations, borrowing capacity under existing credit facilities and cash generated from the issuance of additional common shares in the public equity offering will be sufficient to finance working capital and capital expenditures for ongoing operations through March 31, 2003. We estimate capital expenditures for equipment and spare parts to be approximately $25.0 to $35.0 million in 2002. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively; there is not one or two events that should they occur could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political and Economic Risks; Operational Risks" contained in our report on Form 10-K, as amended, for the year ended December 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt SFAS No. 143 effective January 1, 2003. The transition adjustment, if any, will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We will adopt SFAS No. 145 in January 2003. We are evaluating the impact that this statement will have on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, which could cause actual results to differ materially from our expectations including:

     o  The timely award of one or more projects
     o  Cancellation of projects
     o  Inclement weather
     o  Project cost overruns and unforeseen schedule delays
     o Failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project
     o Identifying and acquiring suitable acquisition targets on reasonable terms
     o  Obtaining adequate financing
     o  The demand for energy diminishing
     o Curtailment of capital expenditures in the oil, gas, and power industries
     o  Political circumstances impeding the progress of work
     o Downturns in general economic, market or business conditions in our target markets
     o  Changes in laws or regulations
     o The risk factors listed in this Form 10-Q and listed from time to time in our filings with the Securities and Exchange Commission o Other factors, most of which are beyond our control.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2002.

       The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2002 due to the generally short maturities of these items. We invest primarily in short-term dollar denominated bank deposits, and at March 31, 2002 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. We have the ability and expect to hold our investments to maturity.

     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At March 31, 2002, $37.0 million of our indebtedness was subject to variable interest rates. The weighted average effective interest rate on the variable rate debt for the three months ended March 31, 2002 was 4.1%. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before income taxes by less than $0.1 million for the three-month period. At March 31, 2002, our fixed rate debt approximated fair value based upon discounted future cash flows using current market prices.

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

     Not applicable


Item 5.         Other Information

     Not applicable


Item 6.         Exhibits and Reports on Form 8-K

       (a)      Exhibits:

        None

       (b)      Reports on Form 8-K

        There were no current reports on Form 8-K filed during the three months ended March 31, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        WILLBROS GROUP, INC.



Date:      May 14, 2002                 By: /s/ Warren L. Williams
                                            ------------------------------------
                                                Warren L. Williams
                                          Vice President, Chief Financial
                                               Officer And Treasurer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)