Form 10-Q
period 2002-06-30
WILLBROS GROUP INC
filed 2002-08-14
CIK 895450

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of August 13, 2002 was 19,564,694.

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                         JUNE 30,      DECEMBER 31,
                                                                           2002            2001
                                                                       ------------    ------------
                                                                       (UNAUDITED)
                                     ASSETS

Current assets:
      Cash and cash equivalents ....................................   $     37,175    $     19,289
      Accounts receivable, net .....................................         95,319          94,604
      Contract cost and recognized income not yet billed ...........         27,351          17,006
      Prepaid expenses .............................................          9,858           3,664
                                                                       ------------    ------------

            Total current assets ...................................        169,703         134,563

Spare parts, net ...................................................          6,559           5,965
Property, plant and equipment, net .................................         70,597          68,349
Other assets .......................................................         26,709          15,258
                                                                       ------------    ------------

            Total assets ...........................................   $    273,568    $    224,135
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long-term debt ..........   $      1,181    $        284
      Accounts payable and accrued liabilities .....................         67,544          60,125
      Accrued income taxes .........................................         10,380           7,871
      Contract billings in excess of cost and recognized income ....          9,973          20,061
                                                                       ------------    ------------

            Total current liabilities ..............................         89,078          88,341

Long-term debt .....................................................             --          39,000
Other liabilities ..................................................            237             237
                                                                       ------------    ------------

            Total liabilities ......................................         89,315         127,578

Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued ...................             --              --
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 20,531,779 shares issued at June 30, 2002
        (15,728,191 at December 31, 2001) ..........................          1,027             786
      Capital in excess of par value ...............................        149,156          72,915
      Retained earnings ............................................         43,427          31,205
      Treasury stock at cost, 996,196 shares .......................         (7,403)         (7,403)
      Notes receivable for stock purchases .........................         (1,315)             (8)
      Accumulated other comprehensive income (loss) ................           (639)           (938)
                                                                       ------------    ------------
            Total stockholders' equity .............................        184,253          96,557
                                                                       ------------    ------------
            Total liabilities and stockholders' equity .............   $    273,568    $    224,135
                                                                       ============    ============


     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  THREE MONTHS                     SIX MONTHS
                                                  ENDED JUNE 30,                  ENDED JUNE 30,
                                           ----------------------------    ----------------------------
                                               2002            2001            2002            2001
                                           ------------    ------------    ------------    ------------
Contract revenue .......................   $    148,149    $     78,839    $    295,646    $    144,571

Operating expenses (income):
      Contract .........................        121,135          64,656         243,886         116,706
      Termination of benefit plan ......             --          (5,578)             --          (5,578)
      Depreciation and amortization ....          5,871           4,684          11,283           9,498
      General and administrative .......          8,962           7,055          17,748          12,951
                                           ------------    ------------    ------------    ------------

                                                135,968          70,817         272,917         133,577
                                           ------------    ------------    ------------    ------------

            Operating income ...........         12,181           8,022          22,729          10,994

Other expense:
      Interest - net ...................           (358)           (431)           (688)           (686)
      Other - net ......................         (1,020)           (192)         (1,816)           (413)
                                           ------------    ------------    ------------    ------------

                                                 (1,378)           (623)         (2,504)         (1,099)
                                           ------------    ------------    ------------    ------------
            Income before income
            taxes ......................         10,803           7,399          20,225           9,895

Provision for income taxes .............          3,194             306           8,003           2,022
                                           ------------    ------------    ------------    ------------

            Net income .................   $      7,609    $      7,093    $     12,222    $      7,873
                                           ============    ============    ============    ============

Earnings per common share:

      Basic ............................   $        .42    $        .49    $        .74    $        .55
                                           ============    ============    ============    ============

      Diluted ..........................   $        .41    $        .47    $        .71    $        .53
                                           ============    ============    ============    ============

Weighted average number of common
   shares outstanding:

      Basic ............................     18,048,527      14,399,061      16,463,622      14,263,810
                                           ============    ============    ============    ============

      Diluted ..........................     18,685,224      15,219,186      17,093,815      14,904,441
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

                                                                                                  ACCUMULATED
                                                                                         NOTES       OTHER
                                                        CAPITAL                       RECEIVABLE     COMPRE-    TOTAL
                                     COMMON STOCK      IN EXCESS                          FOR        HENSIVE    STOCK-
                              -----------------------    OF PAR    RETAINED  TREASURY    STOCK       INCOME     HOLDERS'
                                 SHARES     PAR VALUE    VALUE     EARNINGS   STOCK    PURCHASES     (LOSS)     EQUITY
                              ------------  ---------   -------    --------  --------  ---------   --------   ----------

Balance,
   January 1, 2002 ...........  15,728,191   $  786     $ 72,915    $31,205   $(7,403)  $    (8)    $(938)     $  96,557

   Comprehensive
     income (loss):
       Net income ............          --       --           --     12,222        --        --        --         12,222

       Foreign currency
        translation adjust ...           --       --           --         --        --        --       299           299
                                                                                                               --------

         Total
           comprehensive
           income ............                                                                                   12,521

   Issuance of notes
     receivable for stock
     purchases ...............          --       --           --         --        --    (1,307)       --        (1,307)

   Compensation expense
     attributable to
     stock options ...........          --       --          553         --        --        --        --           553

   Sale of common stock,
     net of offering
     costs ...................   4,356,750      218       71,837         --        --        --        --        72,055

   Issuance of common
     stock under
     employee
     benefit plan ............      14,525        1          232         --        --        --        --           233

   Exercise of stock
     options .................     432,313       22        3,619         --        --        --        --         3,641
                              ------------   ------     --------    -------   -------   -------     -----      --------

Balance,
   June 30, 2002 .............  20,531,779   $1,027     $149,156    $43,427   $(7,403)  $(1,315)    $(639)     $184,253
                              ============   ======     ========    =======   =======   =======     =====      ========


     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                               --------------------
                                                                                 2002        2001
                                                                               --------    --------
Cash flows from operating activities:
      Net income ...........................................................   $ 12,222    $  7,873
      Reconciliation of net income to net cash provided
        by (used in) operating activities:
          Termination of benefit plan ......................................         --      (5,578)
          Depreciation and amortization ....................................     11,283       9,498
          Amortization of debt issue cost ..................................         95          --
          Loss on disposal of property, plant and equipment ................        512           5
          Deferred income tax (benefit) expense ............................        362      (1,176)
          Non-cash compensation expense ....................................        553          --
          Changes in operating assets and liabilities:
              Accounts receivable ..........................................       (563)      8,480
              Contract cost and recognized income not yet billed ...........    (10,345)     (8,221)
              Prepaid expenses and other assets ............................    (15,610)       (708)
              Accounts payable and accrued liabilities .....................      7,456     (10,881)
              Accrued income taxes .........................................      2,468         218
              Contract billings in excess of cost and recognized income ....    (10,088)      1,574
              Other liabilities ............................................         --        (529)
                                                                               --------    --------
                   Cash provided by (used in) operating activities .........     (1,655)        555
Cash flows from investing activities:
      Proceeds from sales of property, plant and equipment .................        160         (12)
      Purchase of property, plant and equipment ............................    (10,654)     (9,233)
      Purchase of spare parts ..............................................     (3,913)     (3,248)
                                                                               --------    --------
                   Cash used in investing activities .......................    (14,407)    (12,493)
Cash flows from financing activities:
      Proceeds from long-term debt .........................................     38,000      31,000
      Proceeds from notes payable ..........................................      4,774       1,283
      Proceeds from common stock ...........................................      2,567       3,180
      Proceeds from equity offering, net of expenses .......................     72,055          --
      Collection of notes receivable for stock purchases ...................         --          35
      Repayment of long-term debt ..........................................    (77,000)    (28,000)
      Repayment of notes payable to banks ..................................     (3,884)       (700)
      Costs of debt issuance ...............................................     (2,309)         --
                                                                               --------    --------
                   Cash provided by financing activities ...................     34,203       6,798
Effect of exchange rate changes on cash and cash equivalents ...............       (255)        686
                                                                               --------    --------
Cash provided by (used in) all activities ..................................     17,886      (4,454)
Cash and cash equivalents, beginning of period .............................     19,289      11,939
                                                                               --------    --------
Cash and cash equivalents, end of period ...................................   $ 37,175    $  7,485
                                                                               ========    ========
Cash payments made during the period:
      Interest .............................................................   $  1,030    $  1,315
      Income taxes .........................................................   $  5,114    $  2,980

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2002, and for all interim periods presented. All adjustments are normal recurring accruals.

         Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002, are not necessarily indicative of the operating results to be achieved for the full year.

         Reclassifications - Minority owners of certain non U.S. subsidiaries (operating principally in Nigeria and Oman) earn a percentage of net contract receipts rather than sharing in the net income or losses of the subsidiaries' operations. Due to the nature of these minority interests and the basis on which the entitlement is earned, amounts attributable to the minority interests are included in contract costs. Prior to the three months ended June 30, 2002, the minority interest amounts were presented as a separate line item in other expenses. Accordingly, reclassifications have been made to the 2001 balances to conform to the 2002 presentation. Amounts due to the minority participants continue to be included in accounts payable and accrued liabilities.

2.       NEW ACCOUNTING PRINCIPLES

         Effective January 1, 2002, the Company adopted the remaining provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which require that amortization of goodwill cease and be replaced with periodic tests of the goodwill's impairment at least annually. Amortization of goodwill for the six month period ended June 30, 2001, was $23 and as such the adoption of SFAS 142 did not have a material impact on the consolidated results of operations. The Company did not incur any transitional impairment losses as a result of adoption of SFAS No. 142.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") related to the accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 had no effect on the Company's financial position or results of operations.

3.       FOREIGN EXCHANGE RISK

         The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2002, or December 31, 2001.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


4.       NOTES PAYABLE AND LONG-TERM DEBT

         On June 14, 2002, the Company completed a new $125,000 credit agreement with a syndicated bank group, replacing the existing facility that was due to expire in February 2003. The facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $50.0 million and are payable at termination on June 14, 2005. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.50% to 0.75%. The credit agreement is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $2,213, net of accumulated amortization, associated with the new credit agreement are included in other assets at June 30, 2002 and are being amortized over 24 months.

5.       STOCKHOLDERS' EQUITY

         On May 14, 2002, the Company completed a public offering of its common shares at $17.75 per share; 4,356,750 shares were sold by the Company. The underwriters exercised options to purchase all shares available for over-allotments. The Company received $72,055 in proceeds, after the underwriting discount and offering costs, which were used to repay indebtedness under the prior credit agreement and for working capital and general corporate purposes.

6.       STOCK BASED COMPENSATION

         In March 2002, certain officers of the Company borrowed a total of $1,307 under the Employee Stock Purchase Program, which permits selected executives and officers (exclusive of the Chief Executive Officer) to borrow from the Company up to 100% of the funds required to exercise vested stock options. The loans are full recourse, noninterest-bearing for a period of up to 5 years and are collateralized by the related stock. The difference of $553 between the discounted value of the loans and the fair market value of the stock on the date of exercise was recorded as compensation expense. The loans receivable are presented as a reduction of stockholders' equity. The maximum loan amount any one officer may have outstanding under the Employee Stock Purchase Program is $250.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


7.       EARNINGS PER SHARE

         Basic and diluted earnings (loss) per common share for the three month and six month periods ended June 30, 2002 and 2001, are computed as follows:


                                                 THREE MONTHS                SIX MONTHS
                                                 ENDED JUNE 30,             ENDED JUNE 30,
                                           -------------------------   -------------------------
                                              2002           2001          2002         2001
                                           -----------   -----------   -----------   -----------
Net income applicable to
  common shares ........................   $     7,609   $     7,093   $    12,222   $     7,873
                                           ===========   ===========   ===========   ===========

Weighted average number of
  common shares outstanding
  for basic earnings per share .........    18,048,527    14,399,061    16,463,622    14,263,810

Effect of dilutive potential common
  shares from stock options ............       636,697       820,125       630,193       640,631
                                           -----------   -----------   -----------   -----------

Weighted average number of
  common shares outstanding
  for diluted earnings per share .......    18,685,224    15,219,186    17,093,815    14,904,441
                                           ===========   ===========   ===========   ===========

Earnings per common share:
  Basic ................................   $       .42   $       .49   $       .74   $       .55
                                           ===========   ===========   ===========   ===========
  Diluted ..............................   $       .41   $       .47   $       .71   $       .53
                                           ===========   ===========   ===========   ===========

         At June 30, 2002, there were 10,750 potential common shares (226,292 at June 30, 2001) excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

8.       CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

         The Company provides construction, engineering and specialty services to the oil, gas and power industries. The Company's principal markets are currently Africa, the Middle East, South America and North America. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, terrorist acts and government instability. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements. The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism.

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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

8.       CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONTINUED)

         During the course of performing its contractual duties, the Company may incur additional contract costs due to delays and changes caused by the customers. The Company recognizes these additional costs as they are incurred. In such cases, the Company has filed claims, or intends to file claims, with these customers seeking additional contract revenue amounts. Management believes that the contracts provide a legal basis for the claims; however, due to the inherent uncertainties associated with the resolution of such claims the Company has not recognized any of these amounts as income. The Company will continue to seek amicable resolutions with the customers and pursue recovery of amounts claimed. Any amounts received from customers related to claims will be recorded in the periods in which the claims are agreed to by the customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements for the periods ended June 30, 2002 and 2001, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

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

         In our report on Form 10-K, as amended, for the year ended December 31, 2001, we identified and disclosed three critical accounting policies: (a) Revenue Recognition: Percentage-of-Completion; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the six month period ended June 30, 2002.

         We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA of different accounting periods. We believe that EBITDA is used by the financial community as a method of measuring performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA increased to $32.2 million for the six month period ended June 30, 2002, an increase of $12.1 million (60%) compared to the six month period ended June 30, 2001. However, EBITDA is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net earnings or operating income as an indication of our financial performance or to cash flows as a measure of liquidity. In addition, our EBITDA calculation may not be comparable to other similarly titled measures of other companies.

         We recognize anticipated contract revenue as backlog when the award of a contract is assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is assured. New contract awards totaled $123.3 million during the quarter ended June 30, 2002. Additions to backlog during the period were as follows: construction, $89.7 million; engineering, $2.3 million; and specialty services, $31.3 million. Backlog decreases by type of service as a result of services performed during the period were as follows: construction, $85.0 million; engineering, $47.0 million; and specialty services, $16.1 million. Backlog at June 30, 2002, was down $24.8 million (6%) from March 31, 2002 to $365.6 million and consisted of the following: (a) construction, $225.2 million, up $4.7 million; (b) engineering, $81.0 million, down $44.7 million; and (c) specialty services, $59.4 million, up $15.2 million. Construction backlog consists primarily of the Chad-Cameroon Pipeline Project (see below) as well as construction projects in Venezuela, Bolivia, the Dominican Republic and Offshore West Africa. Engineering backlog consists primarily of engineering projects in the United States. Specialty services backlog is primarily attributable to a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10 percent interest in Venezuela and service contracts in Canada and the United States.

         In September 2000, through a joint venture led by a subsidiary of ours, we were awarded a significant project, the scope of which includes the engineering, procurement and construction ("EPC") of a 665-mile (1,070 kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa (the "Chad-Cameroon Pipeline Project"). Engineering and procurement activities began in late 2000. Pipeline construction began in November 2001 and is anticipated to end in 2003.

         During 2001, our activities in Nigeria included work on two EPC contracts for Shell: (a) the Nembe Creek gas gathering pipeline system, and (b) four concrete barge-mounted gas compressor facilities for Shell's Nembe Creek Associated Gas project (collectively, the "Nembe Creek Projects"). By June 30, 2001, work on both projects was nearly complete.

         On October 12, 2001, we completed the purchase of MSI Energy Services Inc. ("MSI"), a Canadian general contractor. MSI provides pipeline construction, pipeline integrity and maintenance, and other services in the oil sands region of Northern Alberta, Canada. MSI contributed $4.0 million of revenue during the second quarter of 2002.

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

         Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. We do not believe that our revenue or results of operations were adversely affected in this regard during the six month periods ended June 30, 2002 or 2001.

         Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

         Contract revenue increased $69.3 million (88%) to $148.1 million due to
(a) $41.3 million (95%) of increased construction revenue due primarily to construction on the Chad-Cameroon Pipeline Project, work on a project in Bolivia and increased activity in Offshore West Africa, net of reduced construction activities in the United States and Nigeria; (b) increased engineering revenue of $25.1 million (115%) due to an increase of engineering and procurement services in the United States; and (c) an increase of $2.9 million (22%) in specialty services revenue principally from operations in Canada as a result of the MSI acquisition in October 2001. Revenue in the United States increased $15.6 million (36%) due to an increase in engineering and procurement services. Chad-Cameroon revenue increased $32.4 million resulting from construction work begun in November 2001 on the pipeline project in that area. Revenue from Offshore West Africa increased $11.0 million as a result of increased vessel utilization on several projects. Work that began in 2002 on a project in Bolivia resulted in $12.2 million in revenue in that country. Revenue in Canada was $4.0 million resulting from the acquisition of MSI in October 2001. Nigeria revenue decreased $6.7 million (42%) due primarily to reduced activity on the Nembe Creek Projects as they neared completion in June 2001. The combined revenue in all other areas increased $0.8 million.

         Contract costs increased $56.5 million (87%) to $121.1 million due to an increase of $31.8 million (86%) in construction services cost, $22.9 million (131%) in engineering services cost and $1.8 million (17%) in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

         Depreciation and amortization increased $1.2 million (25%) to $5.9 million due primarily to the addition of equipment for the Chad-Cameroon Pipeline Project and the project in Bolivia.

         General and administrative expense increased $1.9 million (27%) to $9.0 million. This increase is due to higher staff compensation and administrative services necessary to support the 88% increase in revenue. As a percent of revenue, general and administrative expense decreased from 8.9% in 2001 to 6.0% in 2002.

         Operating income increased $4.2 million (52%) from $8.0 million in 2001 to $12.2 million in 2002. Excluding a one time gain of $5.6 million in June 2001 associated with the termination of a benefit plan, operating income increased $9.7 million (398%). Excluding the one time gain in 2001, operating income increased largely as a result of higher revenue resulting from greater activity in North America, construction activity on the Chad-Cameroon Pipeline Project and marine maintenance and construction in Offshore West Africa, offset by higher depreciation, amortization and general and administrative costs and reduced income in Nigeria resulting from a 42% decrease in revenue in that area.

         Interest expense decreased $0.1 million from the prior year. In May 2002 we completed a common stock offering in which we received $72.1 million in net proceeds. Borrowings under our prior credit agreement were paid in full.

         Other expense increased $0.8 million to $1.0 million due primarily to losses on currency translations in 2002 related to devaluation of the Venezuelan bolivar.

         The provision for income taxes increased $2.9 million (945%) due to the increase in taxable income in the United States and a $2.3 million reduction in income tax expense in 2001 due to an adjustment in connection with the valuation allowance related to the net operating loss carryforwards in the United States and settlement of prior year taxes outside the United States. The provision for income taxes is also impacted by income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

         Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

         Contract revenue increased $151.1 million (104%) to $295.6 million due to (a) $98.0 million (139%) of increased construction revenue due primarily to construction on the Chad-Cameroon Pipeline Project, work on a project in Bolivia and increased activity in Offshore West Africa and the United States, net of reduced activities on the Nembe Creek Projects in Nigeria as they neared completion; (b) increased engineering revenue of $50.9 million (111%) due to an increase of engineering and procurement services in the United States; and (c) an increase of $2.2 million (8%) in specialty services revenue principally from revenue generated by MSI in Canada, which was acquired in October 2001, offset by reduced activity in Nigeria. Revenue in the United States increased $53.3 million (71%) due primarily to an increase in engineering and procurement services. Chad-Cameroon revenue increased $60.9 million resulting from construction work begun on the pipeline project in that area. Revenue from Offshore West Africa increased $33.1 million as a result of increased vessel utilization on several projects. Work that began in 2002 on a project in Bolivia resulted in $16.7 million in revenue in that country. Revenue in Canada was $6.9 million resulting from the acquisition of MSI in October 2001. Nigeria revenue decreased $22.4 million (53%) due primarily to reduced activity on the Nembe Creek Projects. The combined revenue in all other areas increased $2.6 million (19%).

         Contract costs increased $127.2 million (109%) to $243.9 million due to an increase of $78.9 million (138%) in construction services cost, $45.4 million (120%) in engineering services cost and $2.9 million (13%) in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

         Depreciation and amortization increased $1.8 million (19%) due primarily to the addition of equipment for the Chad-Cameroon Pipeline Project and the project in Bolivia.

         General and administrative expense increased $4.8 million (37%) to $17.7 million. This increase is due to higher staff compensation and administrative services necessary to support the 104% increase in revenue. As a percent of revenue, general and administrative expense decreased from 9.0% in 2001 to 6.0% in 2002.

         Operating income increased $11.7 million (107%) from $11.0 million in 2001 to $22.7 million in 2002. Excluding a one time gain of $5.6 million in June 2001 associated with the termination of a benefit plan, operating income increased $17.3 million (320%). Excluding the one time gain in 2001, operating income increased largely as a result of higher revenue resulting from greater activity in North America, construction activity on the Chad-Cameroon Pipeline Project and marine maintenance and construction in Offshore West Africa, offset by higher depreciation, amortization and general and administrative costs and reduced income in Nigeria resulting from a 53% decrease in revenue in that area.

         Interest expense was unchanged from the prior year. In May 2002 we completed a common stock offering in which we received $72.1 million in net proceeds. Borrowings under the credit agreement were paid in full.

         Other expense increased $1.4 million to $1.8 million due primarily to the loss on retirement of older assets in Venezuela and Oman and losses on currency translations in 2002 related to devaluation of the Venezuelan bolivar.

         The provision for income taxes increased $6.0 million (296%) due primarily to the increase in taxable income in the United States and a $2.3 million reduction in income tax expense in 2001 due to an adjustment in connection with the valuation allowance related to the net operating loss carryforwards in the United States and settlement of prior year taxes outside the United States. The provision for income taxes is also impacted by income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

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

         Cash and cash equivalents increased $17.9 million (93%) to $37.2 million at June 30, 2002, from $19.3 million at December 31, 2001. The increase was due to net cash flows of $34.2 million from financing activities, offset by $14.4 million used for investing activities (the purchase of equipment and spare parts) and $1.7 million used for operations. The effect of exchange rate changes on cash and cash equivalents was to reduce cash and cash equivalents by $0.2 million.

         On May 14, 2002, we completed a public offering of our common shares at $17.75 per share; 4,356,750 shares were sold by us and 985,000 shares were sold by certain selling stockholders. We received $72.1 million in net proceeds, which were used to repay indebtedness under our prior credit facility and for working capital and general corporate purposes.

         On June 14, 2002, we completed a new $125.0 million credit agreement with a syndicated bank group, replacing the existing facility that was due to expire in February 2003. The facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $50.0 million and are payable at termination on June 14, 2005. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.50% to 0.75%. The credit agreement is collateralized by substantially all of our assets, including stock of our principal subsidiaries, restricts the payment of cash dividends and requires us to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $2.2 million, net of accumulated amortization, associated with the new credit agreement are included in other assets at June 30, 2002 and are being amortized over a 24 month period.

         At June 30, 2002, there were no amounts borrowed under the credit agreement. We had $66.5 million of letters of credit outstanding leaving $58.5 million available for letters of credit or $38.9 million for borrowings, or a combination thereof.

         At June 30, 2002, there were $1.0 million of notes payable issued by RPI, primarily related to financing of annual insurance premiums. The notes require monthly payment of principle plus interest of 4.75% and mature on January 1, 2003.

         At June 30, 2002, MSI borrowed $0.2 million under a $1.5 million credit facility with a bank. The credit facility is collateralized by a fabrication facility, real estate and equipment. The facility matures in October 2002.

         We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $8.1 million at June 30, 2002. There were no outstanding borrowings at June 30, 2002.

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

         We believe that cash flows from operations, borrowing capacity under existing credit facilities and cash generated from the issuance of additional common shares in the public equity offering will be sufficient to finance working capital and capital expenditures for ongoing operations through June 30, 2003. We estimate capital expenditures for equipment and spare parts to be approximately $25.0 to $35.0 million in 2002. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively; there is not one or two events that should they occur could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political and Economic Risks; Operational Risks" contained in our report on Form 10-K, as amended, for the year ended December 31, 2001.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We will adopt SFAS No. 145 in January 2003 and do not expect adoption to materially affect our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost is recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

         o Changes in laws or regulations, or current practices regarding their application

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

         Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2002.

         The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2002 due to the generally short maturities of these items. We invest primarily in short-term dollar denominated bank deposits, and at June 30, 2002 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. We have the ability and expect to hold our investments to maturity.

         Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. In May 2002, subsequent to completing our public offering of common shares, we paid all borrowings on our credit facility and as such at June 30, 2002, none of our indebtedness was subject to variable interest rates. At June 30, 2002, our fixed rate debt approximated fair value based upon discounted future cash flows using current market prices.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

         Not applicable


Item 2. Changes in Securities and Use of Proceeds

         Not applicable


Item 3. Defaults upon Senior Securities

         Not applicable


Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 30, 2002, in Panama City, Panama. At the Annual Meeting, the stockholders of the Company elected Larry J. Bump, Guy E. Waldvogel and Michael F. Curran as Class III directors of the Company for three-year terms. The stockholders also considered and approved a.) Amendment to the Articles of Incorporation, deleting a certain class of preferred stock that would never be issued, b.) Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan increasing the total number of shares of Common Stock available for issuance under the plan from 125,000 shares to 225,000 shares and c.) the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002.

         There were present at the Annual Meeting, in person or by proxy, stockholders holding 11,855,782 shares of the common stock of the Company, or
78.91 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

                                                         Votes
                                          Votes        Against or                        Broker
                                           For          Withheld       Abstentions      Non-Votes
                                        ----------     ----------      -----------      ---------
     1.  Election of Directors:

         Larry J. Bump                  11,849,957          5,825              -0-            -0-

         Guy E. Waldvogel               11,849,957          5,825              -0-            -0-

         Michael F. Curran              11,849,957          5,825              -0-            -0-

     2.  Certificate of Amendment
         to the Articles of
         Incorporation                  11,821,127         32,205            2,450            -0-

     3.  Amendment Number 2 to
         the Willbros Group, Inc.
         Director Stock Plan            10,270,661      1,578,595            6,526            -0-

     4.  Ratification of KPMG LLP
         as independent auditors of
         the Company for fiscal
         2002                           11,756,741         95,441            3,600            -0-

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

                  10.1 Credit Agreement dated June 14, 2002, by and among the Company, certain designated subsidiaries, Credit Lyonnais New York Branch, as administrative agent, certain financial institutions, and Canadian Imperial Bank of Commerce, as syndication agent.

                  10.2 Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan (filed as Exhibit B to the Company's Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).

                  10.3 Separation Agreement and Release dated May 30, 2002, between Willbros U.S.A., Inc. and Larry J. Bump.

                  10.4 Consulting Services Agreement dated June 1, 2002, between Willbros Group, Inc. and Larry J. Bump.

                  10.5 Form of Secured Promissory Note under the Employee Stock Purchase Program.

                  99.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  Form 8-K dated May 6, 2002, filed on May 8, 2002, to file our press release dated May 6, 2002, reporting earnings for the three month period ended March 31, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WILLBROS GROUP, INC.


Date: August 14, 2002                    By:       /s/ Warren L. Williams
                                             ----------------------------------
                                                     Warren L. Williams
                                         Senior Vice President, Chief Financial
                                                   Officer And Treasurer
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

                                 EXHIBIT INDEX


         The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


     Exhibit
     Number                       Description
     -------                      -----------
      10.1     Credit Agreement dated June 14, 2002, by and among
               the Company, certain designated subsidiaries, Credit
               Lyonnais New York Branch, as administrative agent,
               certain financial institutions, and Canadian Imperial
               Bank of Commerce, as syndication agent.

      10.2     Amendment Number 2 to the Willbros Group, Inc.
               Director Stock Plan (filed as Exhibit B to the
               Company's Proxy Statement for Annual Meeting of
               Stockholders dated April 30, 2002).

      10.3 Separation Agreement and Release dated May 30, 2002, between Willbros U.S.A., Inc. and Larry J. Bump.

      10.4 Consulting Services Agreement dated June 1, 2002, between Willbros Group, Inc. and Larry J. Bump.


      10.5     Form of Secured Promissory Note under the Employee
               Stock Purchase Program.

      99.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

      99.2 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.