Form 10-Q
period 2002-09-30
WILLBROS GROUP INC
filed 2002-11-14
CIK 895450

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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


                                 NOT APPLICABLE
               -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of November 13, 2002 was 20,563,974.

================================================================================

PART    I.   FINANCIAL INFORMATION
ITEM    1.   FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       2002                2001
                                                                                 -----------------   -----------------
                                                                                    (UNAUDITED)

                                     ASSETS

Current assets:
      Cash and cash equivalents...............................................     $      39,902        $     19,289
      Accounts receivable, net................................................            90,393              94,604
      Contract cost and recognized income not yet billed......................            32,629              17,006
      Prepaid expenses........................................................             8,074               3,664
                                                                                   -------------        ------------
            Total current assets..............................................           170,998             134,563

Spare parts, net..............................................................             6,697               5,965
Property, plant and equipment, net............................................            75,778              68,349
Investment in joint ventures..................................................            17,053               7,686
Other assets..................................................................             9,472               7,572
                                                                                   -------------        ------------
            Total assets......................................................     $     279,998        $    224,135
                                                                                   =============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long-term debt.....................     $       1,577        $        284
      Accounts payable and accrued liabilities................................            74,368              60,125
      Accrued income taxes....................................................             6,455               7,871
      Contract billings in excess of cost and recognized income...............             5,344              20,061
                                                                                   -------------        ------------
            Total current liabilities.........................................            87,744              88,341

Long-term debt................................................................                --              39,000
Other liabilities.............................................................               237                 237
                                                                                   -------------        ------------
            Total liabilities.................................................            87,981             127,578

Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued..............................                --                  --
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 20,604,850 shares issued at September 30, 2002
        (15,728,191 at December 31, 2001).....................................             1,030                 786
      Capital in excess of par value..........................................           149,667              72,915
      Retained earnings.......................................................            51,362              31,205
      Treasury stock at cost, 996,196 shares..................................            (7,403)             (7,403)
      Notes receivable for stock purchases....................................            (1,307)                 (8)
      Accumulated other comprehensive income (loss)...........................            (1,332)               (938)
                                                                                   -------------        ------------
            Total stockholders' equity........................................           192,017              96,557
                                                                                   -------------        ------------
            Total liabilities and stockholders' equity........................     $     279,998        $    224,135
                                                                                   =============        ============


     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS                           NINE MONTHS
                                                       ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                -------------------------------       ------------------------------
                                                    2002              2001                2002              2001
                                                ------------      -------------       ------------      ------------


Contract revenue............................    $     151,699     $     113,343       $    447,345      $   257,914

Operating expenses (income):
      Contract..............................          129,478            93,117            373,364          209,823
      Termination of benefit plan...........               --                --                 --           (5,578)
      Depreciation and amortization.........            5,939             4,787             17,222           14,285
      General and administrative............            7,761             7,292             25,509           20,243
                                                 ------------     -------------       ------------      -----------
                                                      143,178           105,196            416,095          238,773
                                                 ------------     -------------       ------------      -----------
            Operating income ...............            8,521             8,147             31,250           19,141

Other expense:
      Interest - net........................             (515)             (908)            (1,203)          (1,594)
      Other - net...........................             (172)             (331)            (1,988)            (744)
                                                -------------     -------------       ------------      -----------
                                                         (687)           (1,239)            (3,191)          (2,338)
                                                -------------     -------------       ------------      -----------
            Income before income
            taxes...........................            7,834             6,908             28,059           16,803
Provision (benefit) for income taxes........             (101)            4,266              7,902            6,288
                                                -------------     -------------       ------------      -----------
            Net income .....................    $       7,935     $       2,642       $     20,157      $    10,515
                                                =============     =============       ============      ===========


Earnings per common share:

      Basic ...............................         $    .40         $     .18        $       1.15      $      .73
                                                    ========         =========        ============      ==========

      Diluted...............................        $    .40         $     .17        $       1.12      $      .70
                                                    ========         =========        ============      ==========

Weighted average number of common shares outstanding:

      Basic ................................       19,592,744       14,525,022          17,506,663      14,350,880
                                                   ==========       ==========          ==========      ==========

      Diluted...............................       19,983,806       15,120,248          18,057,146      14,976,376
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



                                                                                                          ACCUMULATED
                                                                                                NOTES        OTHER
                                                           CAPITAL                           RECEIVABLE     COMPRE-      TOTAL
                                     COMMON STOCK         IN EXCESS                              FOR        HENSIVE     STOCK-
                               ------------------------    OF PAR     RETAINED     TREASURY     STOCK       INCOME     HOLDERS'
                                 SHARES       PAR VALUE     VALUE     EARNINGS      STOCK     PURCHASES     (LOSS)      EQUITY
                               ---------      ---------     -----     --------      -----     ---------     ------      ------

Balance,
   January 1, 2002 .........  15,728,191  $      786  $   72,915  $   31,205  $   (7,403)  $       (8)  $     (938)  $   96,557

   Comprehensive
     income (loss):
       Net income ..........          --          --          --      20,157          --           --           --       20,157

       Foreign currency
        translation adjust .          --          --          --          --          --           --         (394)        (394)

         Total
           comprehensive
           income ..........                                                                                             19,763

   Issuance of notes
     receivable for stock
     purchases - net .......          --          --          --          --          --       (1,299)          --       (1,299)

   Compensation expense
     attributable to
     stock options .........          --          --         553          --          --           --           --          553

   Sale of common stock,
     net of offering
     costs .................   4,356,750         218      71,715          --          --           --           --       71,933

   Issuance of common
     stock under
     employee
     benefit plan ..........      22,096           1         335          --          --           --           --          336

   Exercise of stock
     options ...............     497,813          25       4,149          --          --           --           --        4,174
                              ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
Balance,
   September 30, 2002 ......  20,604,850  $    1,030  $  149,667  $   51,362  $   (7,403)  $   (1,307)  $   (1,332)  $  192,017
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

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               NINE MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                          2002             2001
                                                                                     ------------      ------------
Cash flows from operating activities:
      Net income ................................................................    $     20,157      $     10,515
      Reconciliation of net income to net cash provided
        by (used in) operating activities:
          Termination of benefit plan............................................              --            (5,578)
          Undistributed earnings in joint ventures...............................          (9,367)           (1,970)
          Depreciation and amortization..........................................          17,222            14,285
          Amortization of debt issue cost........................................             481                --
          Loss on disposal of property, plant and equipment......................             515               320
          Deferred income tax (benefit) expense..................................             179              (890)
          Non-cash compensation expense..........................................             553                --
          Changes in operating assets and liabilities:
              Accounts receivable................................................           3,728           (17,561)
              Contract cost and recognized income not yet billed.................         (15,623)           (6,524)
              Prepaid expenses and other assets..................................          (4,111)            1,721
              Accounts payable and accrued liabilities...........................          14,666             4,289
              Accrued income taxes...............................................          (1,422)            1,909
              Contract billings in excess of cost and recognized income..........         (14,717)              452
              Other liabilities..................................................              --              (529)
                                                                                     ------------      ------------
                   Cash provided by operating activities.........................          12,261               439
Cash flows from investing activities:
      Proceeds from sales of property, plant and equipment.......................             304               115
      Purchase of property, plant and equipment..................................         (20,488)          (19,656)
      Purchase of spare parts....................................................          (5,716)           (4,707)
                                                                                     ------------      ------------
                   Cash used in investing activities.............................         (25,900)          (24,248)
Cash flows from financing activities:
      Proceeds from long-term debt...............................................          38,000            66,000
      Proceeds from notes payable................................................           7,065             3,489
      Proceeds from common stock.................................................           3,203             1,283
      Proceeds from equity offering, net of expenses.............................          71,933                --
      Collection of notes receivable for stock purchases.........................               8                35
      Repayment of long-term debt................................................         (77,000)          (47,000)
      Repayment of notes payable to banks........................................          (5,778)           (1,046)
      Costs of debt issuance.....................................................          (2,920)               --
                                                                                     ------------      ------------
                   Cash provided by financing activities.........................          34,511            22,761
Effect of exchange rate changes on cash and cash equivalents.....................            (259)               94
                                                                                     ------------      ------------
Cash provided by (used in) all activities........................................          20,613              (954)
Cash and cash equivalents, beginning of period...................................          19,289            11,939
                                                                                     ------------      ------------
Cash and cash equivalents, end of period.........................................    $     39,902      $     10,985
                                                                                     ============      ============
Cash payments made during the period:
      Interest...................................................................    $      1,081      $      2,143
      Income taxes...............................................................    $      9,503      $      4,394


     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2002, and for all interim periods presented. All adjustments are normal recurring accruals.

       Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. The results of operations for the period ended September 30, 2002, are not necessarily indicative of the operating results to be achieved for the full year.

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

2.     NEW ACCOUNTING PRINCIPLES

       Effective January 1, 2002, the Company adopted the remaining provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which require that amortization of goodwill cease and be replaced with periodic tests of the goodwill's impairment at least annually. Amortization of goodwill for the nine month period ended September 30, 2001, was $35 and as such the adoption of SFAS 142 did not have a material impact on the consolidated results of operations. The Company did not incur any transitional impairment losses as a result of adoption of SFAS No. 142.

       Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") related to the accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 had no effect on the Company's financial position or results of operations.

3.     FOREIGN EXCHANGE RISK

       The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2002, or December 31, 2001.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


4.     INCOME TAXES

       During the quarter ended September 30, 2002, the Company recorded a $101 net income tax benefit on income before income taxes of $7,834, resulting in an effective income tax rate of (1)% for the period. This effective rate differs from the United States statutory federal income tax rate of 34% primarily as a result of: a) a $1.2 million reduction due to annual settlements of tax liabilities outside the United States, b) a $1.0 million reduction in current year estimated tax liabilities outside the United States as a result of the above settlements, and c) a $1.1 million reduction due to refinement of the allocation of expenses among operating entities and other items affecting estimated tax liabilities in the United States.

5.     NOTES PAYABLE AND LONG-TERM DEBT

       On June 14, 2002, the Company completed a new $125,000 credit agreement with a syndicated bank group, replacing the existing facility that was due to expire in February 2003. The facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $50,000 and are payable at termination on June 14, 2005. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.50% to 0.75%. The credit agreement is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $2,440, net of accumulated amortization of $480, associated with the new credit agreement are included in other assets at September 30, 2002 and are being amortized over 24 months.

6.     STOCKHOLDERS' EQUITY

       On May 14, 2002, the Company completed a public offering of its common shares at $17.75 per share; 4,356,750 shares were sold by the Company. The underwriters exercised options to purchase all shares available for over-allotments. The Company received $71,933 in proceeds, after the underwriting discount and offering costs, which were used to repay indebtedness under the prior credit agreement and for working capital and general corporate purposes.

7.     STOCK BASED COMPENSATION

       In March 2002, certain officers of the Company borrowed a total of $1,307 under the Employee Stock Purchase Program, which permitted selected executives and officers (exclusive of the Chief Executive Officer) to borrow from the Company up to 100% of the funds required to exercise vested stock options. The loans are full recourse, noninterest-bearing for a period of up to 5 years and are collateralized by the related stock. The difference of $553 between the discounted value of the loans and the fair market value of the stock on the date of exercise was recorded as compensation expense. The loans receivable are presented as a reduction of stockholders' equity. The maximum loan amount any one officer may have outstanding under the Employee Stock Purchase Program is $250.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

8.     EARNINGS PER SHARE

       Basic and diluted earnings (loss) per common share for the three month and nine month periods ended September 30, 2002 and 2001, are computed as follows:

                                                            THREE MONTHS                        NINE MONTHS
                                                         ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                   -------------------------------    -------------------------------
                                                        2002             2001              2002             2001
                                                   -------------     -------------    -------------     -------------

         Net income applicable to
           common shares.........................  $       7,935     $       2,642    $      20,157     $      10,515
                                                   =============     =============    =============     =============

         Weighted average number of
           common shares outstanding
           for basic earnings per share..........     19,592,744        14,525,022       17,506,663        14,350,880

         Effect of dilutive potential common
           shares from stock options.............        391,062           595,226          550,483           625,496
                                                   -------------     -------------    -------------     -------------

         Weighted average number of
           common shares outstanding
           for diluted earnings per share........     19,983,806        15,120,248       18,057,146        14,976,376
                                                   =============     =============    =============     =============

         Earnings per common share:
           Basic.................................  $         .40     $         .18    $        1.15     $         .73
                                                   =============     =============    =============     =============
           Diluted...............................  $         .40     $         .17    $        1.12     $         .70
                                                   =============     =============    =============     =============

       At September 30, 2002, there were 228,686 potential common shares (235,556 at September 30, 2001) excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

9.     CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

       The Company provides construction, engineering and specialty services to the oil, gas and power industries. The Company's principal markets are currently Africa, the Middle East, South America and North America. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war and government instability. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements. The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism.

       The Company has the usual liability of a contractor for the completion of contracts and the warranty of its work. Where work is performed through a joint venture, the Company also has possible liability for the contract completion and warranty responsibilities of its joint venturers. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

9.     CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONTINUED)

       During the course of performing its contractual duties, the Company may incur additional contract costs due to delays and changes caused by the customers. The Company recognizes these additional costs as they are incurred. In such cases, the Company has filed claims, or intends to file claims, with these customers seeking additional contract revenue amounts. Management believes that the contracts provide a legal and/or contractual basis for the claims; however, due to the inherent uncertainties associated with the resolution of such claims the Company has not recognized any of these amounts as income. The Company will continue to seek amicable resolutions with the customers and pursue recovery of amounts claimed. Any amounts related to claims will be recorded in the periods in which the claims are agreed to by the customers.

       In 1997, the Company entered into lease agreements with a special-purpose leasing partnership for land and an office building for the engineering group in Tulsa, Oklahoma. In July 2002, the Company acquired the assets for $5.5 million, thereby eliminating the lease agreements and related commercial commitments.

10.    SUBSEQUENT EVENT

       On October 23, 2002, the Company completed its acquisition of Mt. West Fabrication Plants and Stations, Inc., Process Electric and Control, Inc., Process Engineering Design, Inc. and Pacific Industrial Electric, Inc. (collectively, "Mt. West Group"). Mt. West Group provides design-build services, including engineering, procurement and construction services to the energy industry, primarily in the western United States. The purchase price of $13.5 million consisted of $4.4 million cash and 950,000 shares of common stock. In addition, the purchase price will be adjusted by an earn-out amount equal to 25 percent of the combined net income of Mt. West Group for the 24-month period following the date of acquisition. Any earn-out amounts due shall be payable in cash upon completion of the earn-out period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements for the periods ended September 30, 2002 and 2001, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

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

     Large segments of the gas and power industries in North America are facing unprecedented financial difficulties. Although we had anticipated some clarification of these problems by the fourth quarter 2002, the continuing impact of recent and unanticipated financial and other events on the owners and operators of pipeline and energy infrastructure in North America now makes the outlook for next year more uncertain. Since these problems impact many of our customers in North America, we currently anticipate that the North American market for our services will be weaker next year. The international markets for our services, however, appear unaffected by events in North America and we are currently experiencing higher levels of bid activity than at this time last year. Accordingly, the investment outlook for our international customer base appears to be more positive than in North America.

     A number of factors relating to our business affect the recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontractors, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. Generally, we do not recognize income on a fixed-price contract until the contract is approximately 5% to 10% complete, depending upon the nature of the contract. Costs which are considered to be reimbursable are excluded from the percentage-of-completion calculation. Accrued revenue pertaining to reimbursables is limited to the cost of the reimbursables. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured. Revenue from unit-price contracts is recognized as earned. We believe that our operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

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

     In our report on Form 10-K, as amended, for the year ended December 31, 2001, we identified and disclosed three critical accounting policies: (a) Revenue Recognition: Percentage-of-Completion; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the nine month period ended September 30, 2002.

     We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA of different accounting periods. We believe that EBITDA is used by the financial community as a method of measuring performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA increased to $46.5 million for the nine month period ended September 30, 2002, an increase of $13.8 million (42%) compared to the nine month period ended September 30, 2001. However, EBITDA is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net earnings or operating income as an indication of our financial performance or to cash flows as a measure of liquidity. In addition, our EBITDA calculation may not be comparable to other similarly titled measures of other companies.

     We recognize anticipated contract revenue as backlog when the award of a contract is assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is assured. New contract awards totaled $70.8 million during the quarter ended September 30, 2002. Additions to backlog during the period were as follows: construction, $49.4 million; engineering, $9.7 million; and specialty services, $11.7 million. Backlog decreases by type of service as a result of services performed during the period were as follows: construction, $93.2 million; engineering, $45.0 million; and specialty services, $13.5 million. Backlog at September 30, 2002, was down $80.9 million (22%) from June 30, 2002 to $284.7 million and consisted of the following: (a) construction, $181.4 million, down $43.8 million; (b) engineering, $45.7 million, down $35.3 million; and (c) specialty services, $57.6 million, down $1.8 million. Construction backlog consists primarily of the Chad-Cameroon Pipeline Project (see below) as well as construction projects in Venezuela, Bolivia and Offshore West Africa. Engineering backlog consists primarily of engineering projects in the United States. Specialty services backlog is primarily attributable to a 16-year water injection contract awarded in 1998 to a consortium in which we have a 10 percent interest in Venezuela and service contracts in Canada and the United States.

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

     On October 12, 2001, we completed the purchase of MSI Energy Services Inc. ("MSI"), a Canadian general contractor. MSI provides pipeline construction, pipeline integrity and maintenance, and other services in the oil sands region of Northern Alberta, Canada. MSI contributed $2.5 million of revenue during the third quarter of 2002.

     During 2001, our engineering group executed an alliance agreement with Explorer Pipeline Company to provide project management, engineering, procurement and construction services for their Mainline Expansion Project in Texas, Oklahoma, Missouri, Illinois and Indiana (the "Explorer Pipeline Project"). This project includes construction of 12 grassroots pump stations, modifications at 13 existing pump stations, the addition of 500,000 barrels of storage at the Wood River, Illinois terminal and modifications at two other terminals. The project is scheduled for completion in early 2003.

       On October 23, 2002, we completed the acquisition of Mt. West Fabrication Plants and Stations, Inc., Process Electric and Control, Inc., Process Engineering Design, Inc. and Pacific Industrial Electric, Inc. (collectively, "Mt. West Group"). Mt. West Group provides design-build services, including engineering, procurement and construction services to the energy industry, primarily in the western United States. The purchase price of $13.5 million consisted of $4.4 million cash and 950,000 shares of common stock. In addition, the purchase price will be adjusted by an earn-out amount equal to 25 percent of the combined net income of Mt. West Group for the 24-month period following the date of acquisition. Any earn-out amounts due shall be payable in cash upon completion of the earn-out period.

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

     Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. During 2002, as a result of economic and political events in Venezuela, the Venezuela Bolivar experienced significant devaluation relative to the U.S. dollar. Included in other expense for the nine month period ended September 30, 2002, is a $1.3 million loss resulting from the translation of our Venezuelan Bolivar financial statements into U.S. dollars. We do not believe that our revenue or results of operations in other areas were adversely affected in this regard during the nine month periods ended September 30, 2002 or 2001.

     Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

     Contract revenue increased $38.4 million (34%) to $151.7 million due to (a) $24.8 million (36%) of increased construction revenue due primarily to construction on the Chad-Cameroon Pipeline Project and work on a project in Bolivia, net of reduced construction activities in the United States; (b) increased engineering revenue of $11.5 million (34%) due to an increase of engineering and procurement services in the United States; and (c) an increase of $2.1 million (18%) in specialty services revenue principally from operations in Canada as a result of the MSI acquisition in October 2001. Chad-Cameroon revenue increased $27.1 million resulting from construction work begun in November 2001 on the pipeline project in that area. Work that began in 2002 on a project in Bolivia resulted in $20.0 million in revenue in that country. Revenue in Canada was $2.5 million resulting from the acquisition of MSI in October 2001. Revenue in the United States decreased $9.2 million (14%) due to lower construction activity offset by an increase in engineering and procurement services. Revenue from Offshore West Africa decreased $5.0 million (34%) as a result of lower vessel utilization. The combined revenue in all other areas increased $3.0 million.

     Contract costs increased $36.4 million (39%) to $129.5 million due to an increase of $19.9 million (34%) in construction services cost, $12.4 million (45%) in engineering services cost and $4.1 million (58%) in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

     Depreciation and amortization increased $1.2 million (24%) to $5.9 million due primarily to the addition of equipment for the Chad-Cameroon Pipeline Project and the project in Bolivia.

     General and administrative expense increased $0.5 million (6%) to $7.8 million. This increase is due to higher staff compensation and administrative services necessary to support the 34% increase in revenue. As a percent of revenue, general and administrative expense decreased from 6.4% in 2001 to 5.1% in 2002.

     Operating income increased $0.4 million (5%) from $8.1 million in 2001 to $8.5 million in 2002. Operating income increased largely as a result of higher revenue resulting from construction activity on the Chad-Cameroon Pipeline Project, offset by higher depreciation, amortization and general and administrative costs and reduced contract income in the United States and Offshore West Africa resulting from a decrease in revenue in those areas.

     Interest expense decreased $0.4 million from the prior year. In May 2002 we completed a common stock offering in which we received $71.9 million in net proceeds. Borrowings under our prior credit agreement were paid in full. Interest expense in 2002 includes amortization of debt issue cost of $0.6 million.

     Other expense decreased $0.2 million to $0.2 million due primarily to losses on the retirement of assets in 2001 not repeated in 2002.

     The provision for income taxes decreased $4.4 million (104%) to a net benefit of $0.1 million due to $3.3 million of changes in estimated current income tax liabilities and a decrease in taxable income in the United States. Changes to the current income tax liabilities consisted of a $1.2 million reduction due to annual settlements of tax liabilities outside the United States, a $1.0 million reduction resulting from changes in current year estimated tax liabilities outside the United States as a result of the above settlements and a $1.1 million reduction as a result of the refinement of the allocation of expenses among operating entities and other items affecting estimated tax liabilities in the United States. The provision for income taxes is also impacted by income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

     Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

     Contract revenue increased $189.4 million (73%) to $447.3 million due to
(a) $122.8 million (88%) of increased construction revenue due primarily to construction on the Chad-Cameroon Pipeline Project, work on a project in Bolivia and increased activity in Offshore West Africa, net of reduced activities on the Nembe Creek Projects in Nigeria as they neared completion and reduced construction activity in the United States; (b) increased engineering revenue of $62.3 million (78%) due to an increase of engineering and procurement services in the United States primarily related to the Explorer Pipeline Project; and (c) an increase of $4.3 million (11%) in specialty services revenue principally from revenue generated by MSI in Canada, which was acquired in October 2001, offset by reduced activity in Nigeria and Venezuela. Revenue in the United States increased $44.0 million (31%) due primarily to an increase in engineering and procurement services offset by a decrease in construction activity. Chad-Cameroon revenue increased $88.0 million resulting from construction work begun in the fourth quarter of 2001 on the pipeline project in that area. Revenue from Offshore West Africa increased $28.1 million as a result of increased vessel utilization on several projects during the first six months of 2002. Work that began in 2002 on a project in Bolivia resulted in $36.7 million in revenue in that country. A project in the Dominican Republic during 2002 produced $10.0 million in revenue, and revenue in Canada was $9.5 million resulting from the acquisition of MSI in October 2001. Nigeria revenue decreased $22.9 million (42%) due primarily to completion of the Nembe Creek Projects. The combined revenue in all other areas decreased $4.0 million (16%).

      Contract costs increased $163.5 million (78%) to $373.4 million due to an increase of $99.7 million (86%) in construction services cost, $57.2 million (88%) in engineering services cost and $6.6 million (22%) in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

     Depreciation and amortization increased $2.9 million (17%) due primarily to the addition of equipment for the Chad-Cameroon Pipeline Project and the project in Bolivia.

     General and administrative expense increased $5.3 million (26%) to $25.5 million. This increase is due to higher staff compensation and administrative services necessary to support the 73% increase in revenue. As a percent of revenue, general and administrative expense decreased from 7.8% in 2001 to 5.7% in 2002.

     Operating income increased $12.1 million (63%) from $19.1 million in 2001 to $31.2 million in 2002. Excluding a one time gain of $5.6 million in June 2001 associated with the termination of a benefit plan, operating income increased $17.7 million (130%). Excluding the one time gain in 2001, operating income increased largely as a result of higher revenue resulting from greater activity in North America, construction activity on the Chad-Cameroon Pipeline Project and marine maintenance and construction in Offshore West Africa, partially offset by reduced income in Nigeria resulting from a 42% decrease in revenue in that area. The increased income from this 73% increase in revenue was offset by higher depreciation, amortization and general and administrative costs.

     Interest expense decreased $0.4 million (25%) from the prior year. In May 2002 we completed a common stock offering in which we received $71.9 million in net proceeds. Borrowings under our prior credit agreement were paid in full. Interest expense in 2002 includes amortization of debt issue cost of $0.6 million.

     Other expense increased $1.2 million to $2.0 million due primarily to losses on currency translations in 2002 related to devaluation of the Venezuelan bolivar.

     The provision for income taxes increased $1.6 million (26%) due primarily to the increase in taxable income in the United States, offset by the difference between $3.3 million of changes to reduce estimated income tax liabilities during 2002 compared to $2.3 million of changes to estimated income tax liabilities and deferred tax assets during 2001. Changes to the 2002 income tax liabilities consisted of a $1.2 million reduction due to annual settlements of income tax liabilities outside the United States, a $1.0 million reduction resulting from changes in current year estimated tax liabilities outside the United States as a result of the above settlements and a $1.1 million reduction as a result of the refinement of the allocation of expenses among operating entities and other items affecting estimated tax liabilities in the United States. Changes in 2001 resulted from a $1.4 million reduction in the deferred assets valuation allowance in the United States and a $0.9 million reduction from annual settlements income taxes outside the United States. Finally, the provision for income taxes is also impacted by the differing income tax rates in the various countries in which we operate, including Nigeria where income taxes are largely based on deemed profit rather than taxable income.

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

     Cash and cash equivalents increased $20.6 million (107%) to $39.9 million at September 30, 2002, from $19.3 million at December 31, 2001. The increase was due to net cash flows of $12.3 million from operating activities and $34.5 million from financing activities, offset by $25.9 million used for investing activities (the purchase of equipment and spare parts). The effect of exchange rate changes on cash and cash equivalents was to reduce cash and cash equivalents by $0.3 million.

     On May 14, 2002, we completed a public offering of our common shares at $17.75 per share; 4,356,750 shares were sold by us and 985,000 shares were sold by certain selling stockholders. We received $71.9 million in net proceeds, which were used to repay indebtedness under our prior credit facility and for working capital and general corporate purposes.

     On June 14, 2002, we completed a new $125.0 million credit agreement with a syndicated bank group, replacing the existing facility that was due to expire in February 2003. The facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $50.0 million and are payable at termination on June 14, 2005. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.50% to 0.75%. The credit agreement is collateralized by substantially all of our assets, including stock of our principal subsidiaries, restricts the payment of cash dividends and requires us to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $2.4 million, net of accumulated amortization, associated with the new credit agreement are included in other assets at September 30, 2002 and are being amortized over a 24 month period.

     At September 30, 2002, there were no amounts borrowed under the credit agreement. We had $81.3 million of letters of credit outstanding leaving $43.7 million available for letters of credit or $40.8 million for borrowings, or a combination thereof.

     At September 30, 2002, there were $0.6 million of notes payable issued by RPI, primarily related to financing of annual insurance premiums. The notes require monthly payment of principle plus interest of 4.75% and mature on January 1, 2003.

     At September 30, 2002, MSI borrowed $0.7 million under a $1.5 million credit facility with a bank. The credit facility is collateralized by a fabrication facility, real estate and equipment. The facility maturity was extended to November 2002 and is expected to be renewed.

     In 1997, we entered into lease agreements with a special-purpose leasing partnership for land and an office building for the engineering group in Tulsa, Oklahoma. In July 2002, we acquired the assets for $5.5 million, thereby eliminating the lease agreements and related commercial commitments.

     We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $8.1 million at September 30, 2002. There were no outstanding borrowings at September 30, 2002.

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

     We believe that cash flows from operations, borrowing capacity under existing credit facilities and cash generated from the issuance of additional common shares in the public equity offering will be sufficient to finance working capital and capital expenditures for ongoing operations through September 30, 2003. We estimate capital expenditures for equipment and spare parts to be approximately $25.0 to $35.0 million in 2002. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively; there is not one or two events that should they occur could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political and Economic Risks; Operational Risks" contained in our report on Form 10-K, as amended, for the year ended December 31, 2001.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2002.

     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September

30, 2002 due to the generally short maturities of these items. We invest primarily in short-term dollar denominated bank deposits, and at September 30, 2002 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. We have the ability and expect to hold our investments to maturity.

     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. In May 2002, subsequent to completing our public offering of common shares, we paid all borrowings on our credit facility and as such at September 30, 2002, none of our indebtedness was subject to variable interest rates. At September 30, 2002, our fixed rate debt approximated fair value based upon discounted future cash flows using current market prices.

ITEM 4.    CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II.     OTHER INFORMATION


Item 1.         Legal Proceedings

     Not applicable


Item 2.         Changes in Securities and Use of Proceeds

     On October 23, 2002, the Company completed the acquisition of Mt. West Fabrication Plants and Stations, Inc. ("Mt. West") and Pacific Industrial Electric, Inc. ("Pacific Industrial"). In the acquisition, the Company issued an aggregate of 950,000 shares of common stock of the Company to the two stockholders of Mt. West and Pacific Industrial, each of whom is an individual. At the same time the Company acquired two related companies for cash. (See Note 10 to the Company's Condensed Consolidated Financial Statements included under
Item 1 of Part I of this Form 10-Q.) The Company effected such issuance of shares in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. Each of the individuals was an "accredited investor" for purposes of such rule.

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

                3.2   Amended and Restated Articles of Incorporation of the
                      Company.

                99.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)      Reports on Form 8-K:

                There were no current reports on Form 8-K filed during the three months ended September 30, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                WILLBROS GROUP, INC.



Date:      November 14, 2002    By:      /s/ Warren L. Williams
                                    -----------------------------------
                                             Warren L. Williams
                                  Senior Vice President, Chief Financial Officer
                                                 And Treasurer
                                        (Principal Financial Officer and
                                         Principal Accounting Officer)

                                 CERTIFICATIONS

       I, Michael F. Curran, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Willbros Group, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date     November 14, 2002
        ------------------

By     /s/ Michael F. Curran, Chief Executive Officer
       ----------------------------------------------------

       I, Warren L. Williams, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Willbros Group, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date    November 14, 2002
        -----------------

By    /s/ Warren L. Williams, Chief Financial Officer
      -----------------------------------------------

                                  EXHIBIT INDEX



     The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.



     Exhibit
     Number                                                     Description
     -------              -----------------------------------------------------------------------------------------
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
