Form 10-K
period 2002-12-31
WILLBROS GROUP INC
filed 2003-03-24
CIK 895450

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
 (Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
       Title of each class                        on which registered
       -------------------                       ---------------------
   Common stock, $.05 Par Value                  New York Stock Exchange
  Preferred Share Purchase Rights                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, was $314,740,567.

         As of March 21, 2003, 20,633,903 shares of the Registrant's Common Stock were outstanding.

                       Documents incorporated by reference

         Portions of the Registrant's Proxy Statement for the Annual Meeting of stockholders to be held May 15, 2003 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                              WILLBROS GROUP, INC.

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
                                                       PART I
Items 1.
   and 2.      Business and Properties................................................................            4

Item 3.        Legal Proceedings......................................................................           27

Item 4.        Submission of Matters to a Vote of Security Holders....................................           27

Item 4A.       Executive Officers of the Registrant...................................................           27

                                                       PART II

Item 5.        Market for Registrant's Common Equity
               and Related Stockholder Matters........................................................           29

Item 6.        Selected Financial Data................................................................           30

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........................................           31

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.............................           40

Item 8.        Financial Statements and Supplementary Data............................................           41

Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.................................................           65

                                                      PART III

Item 10.       Directors and Executive Officers of the Registrant.....................................           66

Item 11.       Executive Compensation.................................................................           66

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters..................................           66

Item 13.       Certain Relationships and Related Transactions.........................................           66

Item 14.       Controls and Procedures................................................................           67

                                                       PART IV

Item 15.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K................................................................           68

Signatures     .......................................................................................           70

                           FORWARD-LOOKING STATEMENTS


     THIS FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-K WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS WHICH WE EXPECT OR ANTICIPATE WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), OIL, GAS AND POWER PRICES, DEMAND FOR OUR SERVICES, THE AMOUNT AND NATURE OF FUTURE INVESTMENTS BY FOREIGN AND DOMESTIC GOVERNMENTS, EXPANSION AND OTHER DEVELOPMENT TRENDS OF THE OIL, GAS AND POWER INDUSTRIES, BUSINESS STRATEGY, EXPANSION AND GROWTH OF OUR BUSINESS AND OPERATIONS, AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES WE MADE IN LIGHT OF OUR EXPERIENCE AND OUR PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AS WELL AS OTHER FACTORS WE BELIEVE ARE APPROPRIATE IN THE CIRCUMSTANCES. HOWEVER, WHETHER ACTUAL RESULTS AND DEVELOPMENTS WILL CONFORM WITH OUR EXPECTATIONS AND PREDICTIONS IS SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS INCLUDING:


o    CURTAILMENT OF CAPITAL EXPENDITURES IN THE OIL, GAS, AND POWER INDUSTRIES;

o    POLITICAL CIRCUMSTANCES IMPEDING THE PROGRESS OF OUR WORK;

o    THE TIMELY AWARD OF ONE OR MORE PROJECTS;

o    CANCELLATION OF PROJECTS;

o    INCLEMENT WEATHER;

o    PROJECT COST OVERRUNS AND UNFORESEEN SCHEDULE DELAYS;

o FAILING TO REALIZE COST RECOVERIES FROM PROJECTS COMPLETED OR IN PROGRESS WITHIN A REASONABLE PERIOD AFTER COMPLETION OF THE RELEVANT PROJECT;

o    IDENTIFYING AND ACQUIRING SUITABLE ACQUISITION TARGETS ON REASONABLE TERMS;

o    OBTAINING ADEQUATE FINANCING;

o    THE DEMAND FOR ENERGY DIMINISHING;

o DOWNTURNS IN GENERAL ECONOMIC, MARKET OR BUSINESS CONDITIONS IN OUR TARGET MARKETS;

o    CHANGES IN THE EFFECTIVE TAX RATE IN COUNTRIES WHERE THE WORK WILL BE
     PERFORMED;

o    CHANGES IN LAWS OR REGULATIONS;

o THE RISK FACTORS LISTED IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME; AND

o    OTHER FACTORS, MOST OF WHICH ARE BEYOND OUR CONTROL.

     CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FORM 10-K ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS WE ANTICIPATE WILL BE REALIZED OR, EVEN IF SUBSTANTIALLY REALIZED, THAT THEY WILL HAVE THE CONSEQUENCES FOR, OR EFFECTS ON, OUR BUSINESS OR OPERATIONS THAT WE ANTICIPATE TODAY. WE ASSUME NO OBLIGATION TO UPDATE PUBLICLY ANY SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                   ----------

     UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES IN THIS FORM 10-K TO "WILLBROS", THE "COMPANY", "WE", "US" AND "OUR" REFER TO WILLBROS GROUP, INC., ITS CONSOLIDATED SUBSIDIARIES AND THEIR PREDECESSORS.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

WEBSITE ACCESS TO REPORTS

     Our public internet site is http://www.willbros.com/. We make available free of charge through our internet site, via a link to Edgar Online, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

     In addition, we currently make available on http://www.willbros.com/ our annual reports to stockholders. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in the .PDF format. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated's internet site, from which you can download the software, is provided.

GENERAL

     We are one of the leading independent contractors serving the oil, gas and power industries, providing construction, engineering and specialty services to industry and government entities worldwide. We place particular emphasis on projects in countries where we believe our experience gives us a competitive advantage, including several developing countries.

Our construction services include the building and replacement of:

o    major pipelines;

o    gathering systems;

o    flow stations;

o    pump stations;

o    gas compressor stations;

o    gas processing facilities;

o    oil and gas production facilities;

o    piers;

o    pressure vessels;

o    dock facilities; and

o    bridges.

Our engineering services include:

o    feasibility studies;

o    conceptual and detailed design; and

o    field services, material procurement and overall project management.

Our specialty services include:

o    dredging;

o    pipe coating;

o    pipe double jointing;

o    removal and installation of flowlines;

o    fabrication of piles and platforms;

o    maintenance and repair of pipelines, stations and other facilities;

o    pipeline rehabilitation;

o    general oilfield services;

o    transport of oilfield equipment, rigs and vessels;

o    facility operations; and

o    fabrication of pressure vessels.

     We provide our services utilizing a large fleet of company-owned and leased equipment that includes marine vessels, barges, dredges, pipelaying equipment, heavy construction equipment, transportation equipment and camp equipment. Our equipment fleet is supported by an extensive inventory of spare parts and tools, which we strategically position and maintain throughout the world to maximize availability and minimize cost.

     We trace our roots to the construction business of Williams Brothers Company, founded in 1908. Through successors to that business, we have completed many landmark projects around the world, including the "Big Inch" and "Little Big Inch" War Emergency Pipelines (1942-44), the Mid-America Pipeline (1960), the TransNiger Pipeline (1962-64), the Trans-Ecuadorian Pipeline (1970-72), the northernmost portion of the Trans-Alaskan Pipeline System (1974-76), the All American Pipeline System (1984-86), Colombia's Alto Magdalena Pipeline System (1989-90), and a portion of the Pacific Gas Transmission System expansion (1992-93). In September 2000, through a joint venture led by a subsidiary of ours, we were awarded yet another landmark project, the scope of which includes the engineering, procurement and construction, or "EPC" of a 665-mile (1,070-kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa, which we refer to as the "Chad-Cameroon Pipeline Project."

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

     Private sector clients have historically accounted for the majority of our revenue. Government entities and agencies have accounted for the remainder. Ten clients were responsible for 75% of our total revenue in 2002 (81% in 2001 and 86% in 2000). Operating units of ExxonMobil and Explorer accounted for 29% and 16% of our total revenue in 2002, respectively.

CORPORATE STRUCTURE

     We are incorporated in the Republic of Panama and maintain our headquarters at Plaza 2000 Building, 50th Street, 8th Floor, Apartado 6307, Panama 5, Republic of Panama; our telephone number is (507) 213-0947. Panama's General Corporation Law is substantially modeled on the New York and Delaware corporate laws as they existed in 1932. Panama does not tax income derived from activities conducted outside Panama. The principal subsidiaries of Willbros Group, Inc. are Willbros International, Inc., Rogers & Phillips, Inc., MSI Energy Services Inc.("MSI") and Willbros USA, Inc.. As the result of an acquisition in the fourth quarter of 2002, four additional principal subsidiaries were added: Mt. West Fabrication Plants and Stations, Inc., Process Electric and Control, Inc., Process Engineering Design, Inc., and Pacific Industrial Electric, Inc. (collectively referred to as the "Mt. West Group"). All significant operations outside North America are carried out by material subsidiaries of Willbros International, Inc., which is also a Panamanian corporation. Such material subsidiaries include Willbros West Africa, Inc., Willbros (Nigeria) Limited, Willbros (Offshore) Nigeria Limited, Constructora CAMSA, C.A., the Oman Construction Company LLC, and Willbros Transandina, S.A. All significant operations in North America are carried out either by Rogers & Phillips, Inc., a Delaware corporation, the Mt. West Group, all Colorado corporations, with the exception of Process Electric and Control, Inc., which is an Oregon corporation, MSI Energy Services Inc., an Alberta, Canada corporation, or by the material subsidiaries of Willbros USA, Inc., which is also a Delaware corporation. Such material subsidiaries of Willbros USA, Inc. include Willbros Engineers, Inc., Willbros Energy Services Company and Willbros Operating Services, Inc. The Willbros corporate structure is designed to comply with jurisdictional and registration requirements associated with work bid and performed and to minimize worldwide taxation of operating income. Additional subsidiaries may be formed in specific work countries where necessary or useful for compliance with local laws or tax objectives. Administrative services are provided by Willbros USA, Inc., whose administrative headquarters are located at 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027 telephone number (713) 403-8000.

CURRENT MARKET CONDITIONS

     We believe the fundamentals supporting the demand for new pipeline infrastructure have remained strong over the past 12 to 18 months, and that they will continue to be strong in the mid to long-term.

However, the following five issues have caused the short-term outlook for our business to be weaker than in 2001 or 2002:

o Stagnant or recessionary global economic conditions have diminished the growth in demand for oil and gas, resulting in fewer oil, gas and power projects.

o Scandals associated with the energy trading business together with other factors have caused many of the energy transportation companies involved in the energy trading business, chiefly in the United States, to curtail their capital expenditures planned for 2003 and to sell assets to improve their liquidity.

o A number of pipeline projects originally scheduled for 2003 have been postponed until 2004.

o Political disruptions in Venezuela have caused supply concerns in markets served by Venezuelan oil production and have interrupted the safe and orderly conduct of work in that country.

o The threat of hostilities in the Middle East has created greater than normal uncertainty in the global oil markets. We believe this uncertainty has caused extreme caution among oil and gas producers with respect to their planned capital expenditure programs for 2003, notwithstanding the recent run-up in oil and gas prices.

     As a result of these factors, in the short-term through 2003, we expect our revenue to decline approximately 10% to 15% from the 2002 level. In the mid to long-term, we believe several factors influencing the global energy markets will result in increased activity across our primary lines of business. The fundamental factors that we expect will lead to higher levels of energy-related capital expenditures include:

o rising global energy demand resulting from economic growth in developing countries;

o the need for larger oil and gas transportation infrastructures in a number of developing countries;

o    some state-controlled oil and gas companies seeking foreign investment;

o the increasing role of natural gas as a fuel for power generation and other uses in producing countries;

o    initiatives to reduce natural gas flaring;

o    efforts to bring stranded natural gas reserves to market; and

o    aging of energy infrastructure.

     Industry surveys of pipeline construction suggest that planned worldwide pipeline construction has decreased from planned pipeline construction in 2002. These reports indicate slightly more than $15 billion is planned to be spent worldwide in 2003 on pipeline construction and related infrastructure compared to approximately $25 billion planned to have been spent in 2002. We expect more than $1.5 to $2.0 billion of these projects to meet our bidding criteria in 2003, and we expect to aggressively pursue these opportunities.

     We currently have a number of significant bids outstanding with respect to potential contract awards in Nigeria, Oman, and the United States. We are also preparing bids with respect to potential contract awards in Mexico, Nigeria, Oman, and the United States. Finally, we expect to prepare and submit bids with respect to various other potential construction and engineering projects in Africa, Asia, the Middle East, North America and South America during 2003.

BUSINESS STRATEGY

     We seek to maximize stockholder value through our business strategy. The core elements of this strategy are to:

o concentrate on projects and prospects in areas where we can be most competitive and obtain the highest profit margins;

o pursue EPC contracts with a renewed vigor because they can often yield higher profit margins on the engineering and construction components of the contract than stand alone contracts for similar services;

o    maintain our commitment to safety and quality;

o focus on performance and project execution in order to maximize the profit potential on each contract awarded;

o develop alliances with companies who will enhance our capabilities and competitiveness in markets throughout the world;

o pursue growth through expansion and acquisitions while maintaining a strong balance sheet;

o pursue alliances and equity investment opportunities with clients to secure long-term contracts which provide greater stability in our future revenue and income streams; and

o maintain operating and overhead costs commensurate with anticipated levels of revenue.

     In pursuing this strategy, we rely on the competitive advantage gained from our experience in completing logistically complex and technically difficult projects in remote areas with difficult terrain and harsh climatic conditions, and our experienced multinational work force of approximately 4,600 employees (including those of our joint ventures), of whom more than 66 percent are citizens of the respective countries in which they work. Recognizing them as our most sustainable competitive advantage, we continue to invest in our employees to ensure that they have the training and tools needed to be successful in today's challenging environment.

     Over the past three years we have been able to manage and maintain operating and overhead costs commensurate with a level that is justified by expected revenue. To accomplish this objective, we downsized operations or offices in work countries where expected returns have not materialized and identified and sold surplus equipment. In addition, we terminated certain employee benefit plans and in some cases replaced them with other benefits which controlled our costs and enhanced our competitive position in recruiting and retaining experienced personnel. We remain committed to maintaining overhead costs justified by anticipated revenue run rates.

     In carrying out the core elements of our long-term strategies, we build from the following:

     Geographic Area. Our objective is to maintain and enhance our presence in regions where we have developed a strong base of operations, such as Africa, the Middle East, North America and South America, by capitalizing on our local experience, established contacts with local customers and suppliers, and familiarity with local working conditions. In pursuing this strategy, we seek to identify a limited number of long-term niche markets in which we can outperform the competition and establish an advantageous position. In 2001, to establish our presence in Canada, we acquired MSI Energy Services Inc., a Canadian contractor active in the oil sands producing area of Northern Alberta. In 2002, we acquired the Mt. West Group to increase and complement our engineering and construction, and EPC capabilities. The acquisition of the Mt. West Group brings high quality gas processing and facilities engineering and construction services to improve our services capabilities worldwide. The Mt. West Group acquisition also enhances our presence in the northwestern United States. We also seek to establish or enhance our presence in other strategically important areas, such as Algeria, Bolivia, Cameroon, Chad, Ecuador, Saudi Arabia and other selected areas.

     EPC Contracts. We will continue to pursue EPC contracts because they can often yield higher profit margins on the engineering and construction components of the contract compared to stand alone contracts for similar services. In performing EPC contracts, we participate in numerous aspects of a project. We are therefore able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. EPC contracts enable us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects. We intend to capitalize on being one of the few pipeline construction companies worldwide with the ability to provide the full range of EPC services in order to capture more of this business.

     Focus on Superior Project Execution. We will continue to focus on performance and project execution in order to maximize customer satisfaction and the profit potential on each contract awarded. By doing so, we also enhance our potential for repeat business and/or add-on engineering or specialty service contracts.

     Quality Improvements. Our quality program enhances our ability to meet the specific requirements of our customers through continuous improvement of all our business processes, while at the same time improving competitiveness and profitability. ISO 9000, an internationally recognized verification system for quality management, has in recent years been made a criterion for prequalification of contractors by various clients and potential clients, and this trend is expected to continue. The certification process involves a rigorous review and audit of our management processes and quality control procedures. Currently, four of our key operating subsidiaries have ISO 9000,
(1994) certification. We expect to begin recertification to ISO 9000, (2000) requirements, recently accepted as the new industry standard, as those certifications are renewed.

     Strategic Alliances. We seek to establish strategic alliances with companies whose resources, skills and strategies are complementary to and are likely to enhance our business opportunities, including the formation of joint ventures and consortia to achieve a competitive advantage and share risks. Such alliances have already been established in a number of countries and we currently have alliances to pursue or perform work in Bolivia, Cameroon, Canada, Chad, Ecuador, Saudi Arabia, the United States, and Venezuela. As a related strategy, we may decide to make an equity investment in a project in order to enhance our competitive position and/or maximize project returns. This strategy led in 1998 to our Venezuelan subsidiary taking a 10 percent equity interest in a joint venture which was awarded a 16-year contract to operate, maintain and refurbish water injection facilities in Lake Maracaibo, Venezuela.

     Acquisitions. We seek to identify, evaluate and acquire companies that offer growth opportunities and that complement our resources and capabilities. Consistent with this strategy, in January 2000, we acquired Rogers & Phillips, Inc., or "RPI," a closely held pipeline construction company in Houston, Texas with an experienced management team and a strong market position in the U.S. Gulf Coast area. In 2001, we acquired MSI, a closely held facility maintenance and pipeline construction company based in Alberta, Canada. In October 2002, we acquired Mt. West Group, a group of four closely held engineering and construction companies operating principally in the western half of the United States.

     Conservative Financial Management. We emphasize the maintenance of a strong balance sheet in financing the development and growth of our business. We also seek to obtain contracts that are likely to result in recurring revenue in order to partially mitigate the cyclical nature of our construction and engineering businesses. For example, we generally seek to obtain specialty services contracts of more than one year in duration. Additionally, whenever possible we act to minimize our exposure to currency fluctuations through the use of U.S. dollar-denominated contracts and by limiting payments in local currency to approximately the amount of local currency expenses. We continue to exercise a disciplined approach to controlling costs at both project and administrative levels.

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

     In April 1992, Heerema sold Willbros Group, Inc. to a corporation formed on December 31, 1991 in the Republic of Panama by members of the company's management at the time, certain other investors, and Heerema. Subsequently, the original Willbros Group, Inc. was dissolved into the acquiring corporation which was renamed "Willbros Group, Inc." In August 1996, we completed an initial public offering of common stock in which Heerema sold all of its shares of common stock; and in October 1997 we completed a secondary offering in which the other investors sold substantially all of their shares of common stock. In May 2002, we completed a third public offering of common stock, which was used to repay debt and to provide cash for general corporate purposes.

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

1982-83 Built the Cortez carbon dioxide pipeline system in the southwestern United States, consisting of 505 miles (815 kilometers) of 30-inch pipeline.

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

1996 Listed shares upon completion of an initial public offering of Common Stock on the NYSE under the symbol "WG."

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

2000 Relocated the Willbros USA, Inc. administrative headquarters from Tulsa, Oklahoma to Houston, Texas.

2001 Acquired MSI, an Alberta, Canada based contractor, working in the oil sands area and establishing a presence in Canada.

2001       Ended year with record backlog of $407.6 million.

2001-02 Continued work on the Explorer Pipeline Mainline expansion project, adding 12 new pump stations and additional storage to this products pipeline from the Gulf Coast to central Illinois.

2002 Acquired Mt. West Group to enhance presence in the western United States, and to improve our service capabilities worldwide.

2002 Completed engineering and project management of the Gulfstream project, a $1.6 billion natural gas pipeline system from Mobile, Alabama crossing the Gulf of Mexico and serving markets in central and southern Florida.

2002 Elected Michael F. Curran CEO, succeeding Larry Bump, who retired after 22 years as Willbros CEO.

2002 Completed the Centennial Pipeline Project: FERC application support, engineering, procurement, construction and construction management of new-build and conversion to refined products service of a natural gas system from Gulf Coast to Midwest United States, 797 miles (1,275 kilometers) of 24-inch and 26-inch pipelines and facilities.

SERVICES PROVIDED

     We operate in a single operating segment providing contract construction, engineering and specialty services to the oil, gas and power industries. The following table reflects our contract revenue by type of service for 2002, 2001 and 2000.


                                                             YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------------
                                            2002                      2001                        2000
                                   ---------------------      ---------------------      ---------------------
                                    AMOUNT      PERCENT       AMOUNT       PERCENT        AMOUNT       PERCENT
                                   --------     --------      --------     --------      --------     --------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)

Construction services ........     $344,834           59%     $214,456           55%     $192,270           61%
Engineering services .........      177,222           30       120,321           31        58,709           19
Specialty services ...........       61,647           11        55,357           14        63,311           20
                                   --------     --------      --------     --------      --------     --------

     Total ...................     $583,703          100%     $390,134          100%     $314,290          100%
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

     Onshore construction often involves separate crews to perform the following different functions:

o    clear the right-of-way;

o    grade the right-of-way;

o    excavate a trench in which to bury the pipe;

o haul pipe to intermediate stockpiles from which stringing trucks carry pipe and place individual lengths (joints) of pipe alongside the ditch;

o    bend pipe joints to conform to changes of direction and elevation;

o    clean pipe ends and line up the succeeding joint;

o    perform various welding operations;

o    non-destructively inspect welds;

o    clean pipe and apply anti-corrosion coatings;

o    lower pipe into the ditch;

o    backfill the ditch;

o    bore and install highway and railroad crossings;

o    drill, excavate or dredge and install pipeline river crossings;

o    tie in all crossings to the pipeline;

o    install mainline valve stations;

o    conduct pressure testing;

o    install cathodic protection system; and

o    perform final clean up.

     Special equipment and techniques are required to construct pipelines across wetlands and offshore. We use swamp pipelaying methods extensively in Nigeria, where a significant portion of our construction operations are carried out in the Niger River delta. In addition to our primary offshore and swamp equipment such as laybarges, dredges and swamp backhoes, we have a substantial investment in support vessels, including tugboats, barges, supply boats and houseboats, which are required in order to maintain our capabilities in offshore and swamp pipeline construction.

     Station Construction. Oil and gas companies require various facilities in the course of producing, processing, storing and moving oil and gas. We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. The acquisition of the Mt. West Group, which provides a full range of services for the engineering, design, procurement and construction of processing, pumping, compression, and metering facilities, has substantially enhanced our expertise in this area. We are capable of building such facilities onshore, offshore in shallow water or in swamp locations. The construction of station facilities, while not nearly as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options, and in countries where the importation process is difficult. Our capabilities have been enhanced by our experience in dealing with such challenges in numerous countries around the world.

     Marine Construction. Our marine fleet includes lay barges, pile driving barges, derrick barges and other vessels, which support marine construction operations, including the "Willbros 318" combination derrick/lay barge which performs shallow water pipelay and maintenance projects in offshore West Africa. This 300-foot (91-meter) barge is capable of laying up to 24-inch diameter pipe in up to 200-foot water depths. During 2001, we purchased the "WB82" work/derrick barge to complement our West Africa marine construction operations. The WB82 work/derrick barge is a 253-foot (78-meter) barge with accommodations for 135 personnel. The WB82 is equipped with a 100-ton revolving crane and is configured to support the construction, maintenance and repair of marine facilities. In Venezuela, we construct and install fixed drilling and production platforms in Lake Maracaibo and near shore locations, and we are also capable of building bridges, docks, jetties and mooring facilities.

ENGINEERING SERVICES

     We provide project management, engineering, and material procurement services to the oil, gas and power industries and government agencies. We specialize in providing engineering services to assist clients in constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, and field gathering and production facilities. Over the years, we have developed expertise in addressing the unique engineering challenges involved with pipeline systems and associated facilities to be installed where climatic conditions are extreme, areas of environmental sensitivity must be crossed, fluids which present extreme health hazards must be transported, and fluids which present technical challenges regarding material selection are to be transported.

     To complement our engineering services, we also provide a full range of field services, including:

o    surveying;

o    right-of-way acquisition;

o    material receiving and control;

o    construction inspection; and

o    facilities startup assistance.

     These services are furnished to a number of oil, gas, power and government clients on a stand alone basis and are also provided as part of EPC contracts undertaken by our company.

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

     We have developed significant expertise with respect to each of the following:

     Natural Gas Transmission Systems. The expansion of the natural gas transportation network in the United States in recent years has been a major contributor to our engineering business. We believe we have established a strong position as a leading supplier of project management and engineering services to natural gas pipeline transmission companies in the United States. Since 1988, we have provided engineering services for over 19 major natural gas pipeline projects in the United States, totaling more than 7,000 miles (11,200 kilometers) of large diameter pipe for new systems and expansions of existing systems.

During this same period, we were also the engineering contractor for over 80 compressor stations, including new stations and additions to existing stations for 17 clients.

     Liquids Pipelines and Storage Facility Design. We have engineered a number of crude oil and refined petroleum products systems throughout the world, and have become recognized for our expertise in the engineering of systems for the storage and transportation of petroleum products and crude oil. In 2001, we provided engineering and field services for conversion of a natural gas system in the Midwest United States, involving over 794 miles (1,279 kilometers) of 24 to 26-inch diameter pipeline to serve the upper Midwest with refined petroleum products. Currently we are providing EPC services for the expansion of another petroleum products pipeline to the Midwest involving 12 new pump stations, modifications to another 13 pump stations and additional storage.

     U.S. Government Services. Since 1981, we have established our position with U.S. government agencies as a leading engineering contractor for jet fuel storage and aircraft fueling facilities, having performed the engineering for major projects at seven U.S. military bases including three air bases outside the U.S. The award of these projects was based largely on contractor experience and personnel qualifications. In the past three years, we have won four of six so-called "Build, Own, and Operate", or "BOO" projects to provide fueling facilities at four military bases in the United States for the U.S. Defense Energy Support Center.

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

SPECIALTY SERVICES

     We provide a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines. Frequently, such services require the utilization of specialized equipment, which is costly and requires operating expertise. Due to the initial equipment cost and operating expertise required, many client companies hire us to perform these services. We own and operate a variety of specialized equipment that is used to support construction projects and to provide a wide range of oilfield services. The following is a description of the primary types of specialty services:

     Dredging. We conduct dredging operations on our own projects and as a subcontractor to other companies. Dredging equipment is required to pump sand to establish land locations in swamps and to excavate trenches for pipelines in swamps or offshore locations and for river crossings. Dredging equipment is also used to maintain required depth of navigation channels for barges and other watercraft. This maintenance dredging is often performed under annual or multi-year contracts. We own a fleet of dredges, including cutter suction dredges and grab dredges, which are routinely used in Nigeria and can be readily deployed to other projects in the region.

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

     Pipe Double-Jointing. Large diameter pipe for onshore pipeline projects is normally manufactured in 40-foot (12-meter) nominal lengths, or joints, to facilitate ocean transportation. On long distance, large diameter pipeline projects, it is usually economical to weld two joints into an 80-foot (24-meter) double-joint at a location or locations along the pipeline route. This technique reduces the amount of field welding by 50 percent, and, because welding is often the critical operation, it may accelerate construction of the pipeline. The double-joint welds are made with a semi-automatic submerged arc welding process, which produces high quality, consistent welds at lower costs than field welding. We own two transportable self-contained double-joint plants, which can handle 24- to 48-inch diameter pipe and are used worldwide.

     Piling. Our subsidiary in Venezuela specializes in the fabrication and installation of 36-inch concrete piles up to 220 feet (67 meters) in length. These piles are used to construct marine facilities such as drilling platforms, production platforms, bridges, docks, jetties and mooring dolphins. We also own barges and pile driving equipment to install piles in Venezuela and Nigeria.

     Pressure Vessels. Our Mt. West Group maintains an approved facility in Fruita, Colorado which designs and fabricates pressure vessels for the oil and gas processing market.

     Marine Heavy Lift Services. The primary equipment used for offshore oil and gas production facilities is usually manufactured on skids at the vendor's shop and transported to the production site by ocean-going water craft. We own a variety of heavy lift barges and tugs to transport such equipment from the receiving country port to the production location and to install the equipment on the offshore platforms. Other services include marine salvage and dry-dock facilities for inland water barges.

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

     Maintenance and Repair Services. We provide a wide range of other services including mechanical, electrical, instrumentation, civil works, road maintenance and provision of camp services for operating personnel associated with operation and maintenance of oil and gas gathering systems and production equipment. With the acquisition of MSI, we have expanded our maintenance and repair services to include multi-year maintenance contracts servicing the oil sands and tailings slurry pipelines in Northern Alberta.

     Facility Operations. Subsequent to the design, commissioning and start-up phases of contracts, we provide facility operations services to those clients desiring third party operations of facilities.

GEOGRAPHIC REGIONS

     We operate, or have operated, in the following geographic regions: Africa, North America, South America, the Middle East, Asia and Australia. The following table shows our contract revenue by geographic region for 2002, 2001 and 2000.


                                                                YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------
                                       2002                               2001                               2000
                           -----------------------------      -----------------------------      -----------------------------
                              AMOUNT          PERCENT            AMOUNT          PERCENT            AMOUNT           PERCENT
                           ------------     ------------      ------------     ------------      ------------     ------------
                                                              (DOLLAR AMOUNTS IN THOUSANDS)

Africa ...............     $    243,260               42%     $    146,200               37%     $    161,556               51%
North America ........          245,237               42           208,626               54            92,998               30
South America ........           77,962               13            16,968                4            26,141                8
Middle East ..........           17,244                3            14,303                4            12,908                4
Asia and Australia ...               --               --             4,037                1            20,687                7
                           ------------     ------------      ------------     ------------      ------------     ------------

     Total ...........     $    583,703              100%     $    390,134              100%     $    314,290              100%
                           ============     ============      ============     ============      ============     ============


See Note 14 of the Notes to the Consolidated Financial Statements included in
Item 8 of this report for additional information about operations in our work countries.

   Africa

     Africa has been and will continue to be an important strategic market for us. We believe that there will be opportunities to expand our business in Africa, particularly through the development of natural gas projects. There are large, potentially exploitable reserves of natural gas in West Africa, extending from the Ivory Coast to Angola. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. We intend to maintain our presence in Africa and seek to increase our share of available work. Currently, we are monitoring or bidding major work prospects in Algeria, Cameroon, Chad, Gabon, and Nigeria.

     Over the past 50 years, we have completed major projects in a number of African countries including Algeria, Cameroon, Egypt, Gabon, Ivory Coast, Libya, Morocco and Nigeria. We have management staff resident in Africa, assisted by engineers, managers and craftsmen with extensive African experience, capable of providing construction expertise, repair and maintenance services, dredging operations, pipe coating and engineering support. Strong local relationships have enabled us to satisfy the varied needs of our clientele in this region.

     We have maintained a continuous presence in Nigeria since 1962. Our activities in Nigeria are directed from a fully staffed operational base near Port Harcourt. This 150-acre site includes office and living facilities, equipment and vehicle repair shops, a marine jetty, warehouses and fabrication and lay-down areas for both the client's and our materials and spare parts. We have diversified our range of services by adding dredging and pipe coating expertise and drydock facilities. Having diverse yet complementary capabilities has often given us a competitive advantage on projects that contain several distinct work elements within a project's scope of work. For example, we believe that we are currently the only contractor operating in the Nigerian oil and gas sector capable, with our own resources, of executing EPC projects for pipelines and related facilities for onshore, swamp, and offshore locations.

     Since our purchase of the Willbros 318 in 1998 and the WB82 in 2001, we have successfully completed several offshore projects, including repair and maintenance, installation of decks and other production facilities on offshore platforms, multiple offshore pipeline construction projects, the installation of a single-point mooring, and various other services for our clients.

     In September 2000, through a joint venture with another international contractor, we were awarded a contract to construct the Chad-Cameroon Pipeline Project. The project scope includes engineering, procurement, and construction of a 665-mile (1,070-kilometer), 30-inch crude oil pipeline and fiber optic cable from the Doba fields in Chad to an export terminal on the coast of Cameroon. Engineering and procurement activities began in 2000. The mobilization of the construction and the project management team to West Africa began in the second quarter of 2001. Pipelay activities commenced in the fourth quarter of 2001 and continued in 2002. We expect the project to be substantially completed in the second quarter of 2003.

   North America

     We have provided services to the U.S. oil and gas industry for more than 80 years. We believe that the United States will continue to be an important market for our services. Market conditions for the short-term are expected to be weaker in 2003 than in 2002 or 2001, due in part to the poor financial condition of many of the energy transportation companies. In order to improve their liquidity, some of our traditional clients have sold pipeline assets in some cases to new industry participants. We do not expect these new owners to begin to release their capital budgets until the second half of 2003 as they complete their evaluation of the newly acquired assets and finalize their strategies for maximizing the return on their investments in these assets. Deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which we expect will result in continued demand for our services in the mid to long-term. The demand for natural gas for industrial and power usage in the United States should increase the demand for additional new natural gas transportation infrastructure. We anticipate that additional supply to satisfy such market demand for natural gas will come from existing and new production in western Canada, the Rocky Mountain region, the Gulf of Mexico and the Canadian Atlantic offshore region. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs.

     We are recognized as an industry leader in the United States for providing state-of-the-art project management, engineering, procurement and construction services. We maintain a staff of experienced management, construction, engineering and support personnel in the United States. Currently, we are providing project management and engineering services for the Blue Atlantic Pipeline Project which is envisioned to bring natural gas from offshore northeast Canada to Nova Scotia, New York and New Jersey via submarine pipeline and for El Paso's Seafarer Project, which will transport gas from a regasification plant in the Bahama Islands to Florida. We are also under contract to provide project management, engineering, procurement and construction services for the Explorer Pipeline Mainline Expansion Project, to increase annual throughput to over 47 million barrels, transporting refined products from the Texas Gulf Coast to the Chicago area. We are providing engineering services for the capital budget items for the third consecutive year to the Panhandle Company (currently a unit of CMS Energy, with sale pending to Southern Union), and we are providing project management, engineering and construction services, under various contracts, to Southern Natural Gas Company's Southern Expansion Project to increase the capacity to transport natural gas in their existing system in Mississippi, Alabama and Georgia.

     We have also provided significant engineering services to the U.S. Government during the past 15 years, particularly in fuel storage and distribution systems and aircraft fueling facilities. Currently, we own and operate two fueling facilities at Ft. Bragg, North Carolina, which were constructed by us in 1998 and a similar facility completed in 2000 at Twentynine Palms Marine Corps Base in California. In 2001, we were awarded contracts for similar facilities at Ft. Stewart, Georgia and Ft. Gordon, Georgia; these facilities were completed and operational in 2002. In 2003 we expect to bid on six similar facilities at various U.S. government bases.

     On January 24, 2000, we acquired Rogers & Phillips, Inc., a closely held pipeline construction company in Houston, Texas, with an experienced management team and a strong market position in the U.S. Gulf Coast area. On October 12, 2001, we acquired MSI Energy Services Inc., a Canadian contractor with a strong position in the oil sands area of northern Alberta; an area in which production is projected to expand from 600,000 barrels per day in 2000 to more than 1.8 million barrels per day by 2010. On October 23, 2002, we acquired the Mt. West Group to enhance our gas processing and facilities engineering and construction services. Our MSI Energy Services Inc. subsidiary in Canada has maintenance contracts with producers in the oil sands area of Northern Alberta. The Mt. West Group is providing engineering, design and construction services to clients in the Rocky Mountain region. These acquisitions add technical management capabilities to improve and enhance our service offerings to our clients worldwide. Additionally, these acquired companies extend Willbros' presence to new geographic areas.

         South America

     We have been active in South America since 1939. Developments involving political changes and privatization efforts in some of the South American countries make this region attractive to us. In particular, privatization and deregulation in this region are allowing more foreign and domestic private investment in the energy sector which, until recently, had traditionally been controlled by state-owned energy companies. The medium to long-term market outlook has not changed, but in the short-term, the market in Venezuela has been disrupted by political instability. We expect gas transportation projects in Bolivia, Brazil, Chile, Peru and Venezuela to continue to evolve to meet increasing demand for gas for industrial and power usage in the rapidly growing urban areas. In Venezuela, Colombia and Ecuador, crude oil transportation systems will likely need to be built and upgraded so that the vast crude reserves in these countries can be efficiently exported to the world market. We are aggressively pursuing business opportunities throughout South America and currently bidding work or monitoring prospects in Bolivia, Brazil, Ecuador, Peru and Venezuela.

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

     Venezuela is the largest oil producer in South America and conservative estimates place proven reserves at more than 77 billion barrels of oil and 146 trillion cubic feet of natural gas. Venezuela has redirected its energy initiatives to include development of its significant natural gas reserves. The government of Venezuela, under Presidente Hugo Chavez, has separated the natural gas initiative from the oil interests of Petroleos de Venezuela, S. A., or "PDVSA", the government owned oil company, to place natural gas projects on an equal footing with oil projects. This new emphasis on natural gas projects should translate into more demand for natural gas engineering and construction capabilities such as ours; however, at present, the timing of such projects is uncertain. The Chavez government has also experienced extreme civil unrest culminating in a national strike beginning in December 2002. This strike resulted in a decision by us in mid-December 2002, to suspend all work in Venezuela until satisfactory conditions resume for the safe and efficient conduct of project activities. In mid-March 2003, the impact of the strike had moderated, but business and commercial activity had not yet returned to pre-strike levels. It is difficult to estimate the impact of this situation on our revenue and earnings quarter to quarter and for the year ended December 31, 2003 at this time. While we have seen some reductions in revenue and earnings in the first quarter of 2003, we are not able to determine if these delays in project completion will be made up by year end. The outcome of negotiations between the government and opposition groups is uncertain, and significant new foreign investment is unlikely until these negotiations are satisfactorily completed.

     In Venezuela, we maintain a fully staffed facility including offices, equipment, yard and dock facilities on a 15-acre waterfront site on Lake Maracaibo. We also have a representation office in Caracas. Resident personnel provide services for both onshore and offshore projects. Services include pipeline construction, repair and maintenance services, fabrication and installation of concrete piles and platforms, marine related services, engineering support and other needed services. In 1998, a consortium in which we hold a 10 percent equity interest was awarded a 16-year contract valued at $785.0 million to operate, maintain and refurbish the Lake Maracaibo water injection program for PDVSA Gas. In 2000, we completed the construction of a major crude oil pumping station for Petrozuata. Current activities include operations, maintenance and refurbishment services for the above-mentioned consortium and recurring service and maintenance work for various clients. In 2002, in a joint contract with a Venezuelan company, we were awarded a project for the engineering, procurement and construction of a marine loading terminal for Petrolera Ameriven, a joint venture of Conoco Phillips, Chevron Texaco and PDVSA.

     Early in 2002, we were selected, in an alliance with another international contractor, to construct a 144-mile (230-kilometer) 32-inch natural gas pipeline in Bolivia for the Transierra consortium. At December 31, 2002, this project was approximately 93% complete with the remainder of the work to be finished in the first half of 2003.

   Middle East

     The threat of hostilities in the Middle East has caused the short-term outlook for projects to be very limited. However, we continue to believe that increased exploration and production activity in the Middle East will be the primary factor influencing the construction of new energy transportation systems in that region. The majority of future transportation projects in the region are expected to be centered around natural gas due to increased regional demand, governments' recognition of gas as an important asset and an underdeveloped gas transportation infrastructure throughout the region. We continue to monitor project opportunities throughout the Middle East and are currently investigating prospects in Abu Dhabi, Egypt, Jordan, Kuwait, Qatar, Saudi Arabia and Yemen, and bidding on projects in Oman.

     Our operations in the Middle East date back to 1948. We have worked in most of the countries in the region, with particularly heavy involvement in Iran, Kuwait, Oman and Saudi Arabia. Currently, we have ongoing operations in Oman, where we have been active for more than 35 years. We maintain a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offer construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to our clients. In November 1999, we were awarded a five-year contract by Oman LNG for general maintenance services. Other current operations in Oman include a general oilfield services contract for Occidental of Oman and an ad hoc service contract for Petroleum Development Oman. Work carried out in Oman during 2002 and 2001 includes pipeline construction, pipeline maintenance, mechanical services and flowline work.

   Asia and Australia

     Australia and Asia continue to be geographic areas of interest due to the relative abundance of undeveloped natural gas resources. That abundance, and environmental concerns, favor the use of natural gas for power generation and industrial and residential usage in Australia and Asia. However, economic and political difficulties in certain countries in the region caused us to close our Jakarta, Indonesia office in 2001. We are currently conducting marketing and business development activities in this market.

BACKLOG

     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2002, backlog was $216.0 million, compared to $407.6 million at December 31, 2001. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. We expect that approximately $187.0 million, or approximately 87%, of our existing backlog at December 31, 2002, will be recognized in revenue during 2003. Historically, a substantial amount of our revenue in a given year has not been reflected in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in backlog. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

     The following is a breakdown of our backlog by geographic region as of December 31, 2002 and 2001:


                                      2002                                 2001
                         -------------------------------      -------------------------------
                             AMOUNT          PERCENT             AMOUNT            PERCENT
                         -------------     -------------      -------------     -------------
                                             (DOLLAR AMOUNTS IN THOUSANDS)

Africa .............     $      77,084                35%     $     204,653                50%
North America ......            66,567                31            171,750                42
South America ......            65,991                31             27,047                 7
Middle East ........             6,343                 3              4,103                 1
                         -------------     -------------      -------------     -------------

Total ..............     $     215,985               100%     $     407,553               100%
                         =============     =============      =============     =============


     The $191.6 million (47%) decrease in backlog is due mainly to the substantial progress made toward completion of the Chad Cameroon Project and the Explorer Pipeline Mainline Expansion Project during 2002. At December 31, 2001 these two projects represented $271.3 million of our backlog. At December 31, 2002 these same projects represented only $65.2 million of our backlog.

     A substantial percentage of our revenue in past years resulted from contracts entered into during that year or the immediately preceding year. The following table sets forth revenue for each of the last five years as a percentage of backlog at the beginning of each such year:


                                          REVENUE FOR
                          BACKLOG AT      YEAR ENDED
                           JANUARY 1      DECEMBER 31             PERCENT
                         ------------     ------------            -------
                                 (DOLLAR AMOUNTS IN THOUSANDS)

1998 ...............     $    135,797     $    281,618              207%
1999 ...............          286,473          176,564               61
2000 ...............          253,080          314,290              124
2001 ...............          373,947          390,134              104
2002 ...............          407,553          583,703              143

     No assurance can be given that our future experience will be similar to our historical results in this respect.

COMPETITION

     We operate in a highly competitive environment. We compete against government-owned or supported companies and other companies that have financial and other resources substantially in excess of those available to us. In certain markets, we compete against national and regional firms against which we may not be price competitive.

     Our primary competitors for international onshore construction projects in developing countries include Technip (France), CCC (Lebanon), Saipem (Italy), Spie-Capag (France), Techint (Argentina), Bechtel (U.S.), Stroytransgaz (Russia), Tekfen (Turkey), and Nacap (Netherlands). We believe that we are one of the few companies among our competitors possessing the ability to carry out large projects in developing countries on a turnkey basis (engineering, procurement and construction), without subcontracting major elements of the work. As a result, we may be more cost effective than our competitors in certain instances.

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

     In the United States, our primary construction competitors on a national basis include Associated Pipeline Contractors, Gregory & Cook, Murphy Brothers,
H. C. Price, Sheehan Pipeline Construction, U.S. Pipeline and Welded Construction. In addition, there are a number of regional competitors, such as Sunland, Dyess, Flint, and Jomax.

     Primary competitors for engineering services include:

o    Alliance Engineering;

o    Bechtel;

o    Colt Engineering;

o    Fluor;

o    Gulf Interstate;

o    Jacobs Engineering;

o    Kellogg Brown and Root;

o    Mustang Engineering;

o    Paragon Engineering;

o    Snamprogetti;

o    Technip;

o    Trigon Sheehan; and

o    Universal Ensco.

JOINT VENTURES

     From time to time in the ordinary course of our business, we enter into joint venture agreements with other contractors for the performance of specific projects. Typically, we seek one or more joint venture partners when a project requires local content, equipment, manpower or other resources beyond those we have available to complete work in a timely and efficient manner or when we wish to share risk on a particularly large project. Our joint venture agreements identify the work to be performed by each party, procedures for managing the joint venture work, the manner in which profits and losses will be shared by the parties, the equipment, personnel or other assets that each party will make available to the joint venture and the means by which any disputes will be resolved. We currently are constructing the onshore pipeline for the Chad Development Project in Chad and Cameroon, jointly with Spie-Capag (Jersey) Ltd.

     We are the managing partner for the joint venture for the performance of the Chad pipeline project. We expect to complete this project, which involves the construction of a 1,070 kilometer crude oil pipeline, in the second quarter of 2003.

CONTRACT PROVISIONS AND SUBCONTRACTING

     Most of our revenue is derived from construction, engineering and specialty services contracts. We enter into four basic types of construction contracts:

o firm fixed-price or lump sum fixed-price contracts providing for a single price for the total amount of work or for a number of fixed lump sums for the various work elements comprising the total price;

o    unit-price contracts which specify a price for each unit of work performed;

o time and materials contracts under which personnel and equipment are provided under an agreed schedule of daily rates with other direct costs being reimbursable; and

o a combination of the above (such as lump sums for certain items and unit rates for others).

     We enter into three types of engineering contracts:

o    firm fixed-price or lump sum fixed-price contracts;

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

     Changes in scope of work are defined by change orders agreed to by both parties. These changes can affect our contract revenue either positively or negatively.

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

     A substantial portion of our projects are currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and may incur losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

EMPLOYEES

     We believe our employees are our most valuable asset and that their loyalty, productivity, pioneering spirit, work ethic and strong commitment in providing quality services have been crucial elements in the successes we have achieved on numerous projects in remote, logistically challenging locations around the world.

     At December 31, 2002, we employed directly or through our joint ventures, a multi-national work force of approximately 4,620 persons, of which 66% are citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 3,370 over the past five years. The minimum employment during that period has been 2,010 and the maximum 6,020. At December 31, 2002, approximately 28% of our employees were covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

     The following table sets forth the location of employees by work countries as of December 31, 2002:



                               NUMBER OF
                              EMPLOYEES(1)       PERCENT
                              ------------     ------------

Cameroon ................            1,430               31%
Nigeria .................            1,080               23
Oman ....................              510               11
Venezuela ...............              400                8
U.S. Construction .......              370                8
Bolivia .................              320                7
U.S. Engineering ........              320                7
Canada ..................              120                3
U.S. Administration .....               70                2
                              ------------     ------------

Total ...................            4,620              100%
                              ============     ============

         (1) Includes joint ventures

EQUIPMENT

     We own, lease, and maintain a fleet of generally standardized construction, transportation and support equipment and spare parts. In 2002 and 2001, expenditures for capital equipment and spare parts were $30.2 million and $28.8 million, respectively. At December 31, 2002, the net book value of our property, plant, equipment and spare parts was $83.9 million.

     Historically, we have elected to own rather than lease equipment to ensure that standardized equipment is available as needed. We believe the standardization of equipment has resulted in lower equipment costs. We are constantly evaluating the availability of equipment and may from time to time pursue the leasing of equipment to support projects. In recent years the leasing market for heavy construction equipment in international locales has become much more competitive. As a result, we make more significant use of leasing to support our project equipment requirements. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may dispose of underutilized equipment from time to time. During 2002, surplus equipment with a net book value of $0.9 million was sold or retired for approximately $0.6 million. All equipment is subject to scheduled maintenance to maximize fleet readiness. We have maintenance facilities at Port Harcourt, Nigeria; Azaiba, Oman; Maracaibo, Venezuela; Houston, Texas; Fruita, Colorado and Ft. McMurray, Canada as well as temporary site facilities on major jobs to minimize downtime.

FACILITIES

     We own a 14-acre equipment yard/maintenance facility and an adjoining 29-acre undeveloped industrial site (that is under lease to a third party) at Broken Arrow, Oklahoma, a short distance from Tulsa, Oklahoma and a similar facility in Channelview, Texas, near Houston, that is comprised of 19 acres. Also, in Tulsa, Oklahoma we own a 100,000 square foot office building. In Canada, we own a 10,000 square foot fabrication shop on 3 acres of land in Ft. McMurray, Canada. In Venezuela, our offices and construction facilities are located on 15 acres of land, which we own, on the shores of Lake Maracaibo. In addition, our subsidiary, Pacific Industrial Electric, Inc. owns an office/shop/warehouse facility which is in Gillette,

Wyoming, and consists of a 50 foot by 150 foot building on a 4.5 acre site. We lease all other facilities used in our operations, including corporate offices in Panama; administrative and engineering offices in Houston, Texas; Fruita, Colorado; Portland, Oregon; Salt Lake City, Utah and various office facilities, equipment sites and expatriate housing units in the United States, Bolivia, Canada, England, Nigeria, Oman, and Venezuela. Rent expense for these facilities was $1.8 million in 2002 and $2.6 million in 2001.

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

     We often are required to provide surety bonds guaranteeing our performance and/or financial obligations. The amount of bonding available to us depends upon our experience and reputation in the industry, financial condition, backlog and management expertise, among other factors. We maintain relationships with two highly rated surety companies to provide surety bonds. We also use letters of credit in lieu of bonds to satisfy performance and financial guarantees on some international projects.

POLITICAL AND ECONOMIC RISKS; OPERATIONAL RISKS

     We currently have substantial operations and assets in developing countries in Africa, the Middle East and South America. Approximately 58% of our contract revenue from 2002 were derived from activities in developing countries, and approximately 63% of our long-lived assets as of December 31, 2002 were located in developing countries. For a list of revenue and assets by location, see Note 14 of "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-K. Accordingly, we are subject to risks which ordinarily would not be expected to exist in the United States, Canada, Japan or Western Europe.

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

o Government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

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

     Given the unpredictable nature of the risks described in the preceding paragraph, we cannot assure you that such risks will not result in a loss of business which could have a material adverse effect on our results of operations. We have attempted to mitigate the risks of doing business in developing countries by separately incorporating our operations in many such countries; working with local partners in certain countries; contracting whenever possible with major international oil and gas companies; obtaining sizeable down payments or securing payment guarantees; entering into contracts providing for payment in U.S. dollars instead of the local currency whenever possible; maintaining reserves for credit losses; maintaining insurance on equipment against certain political risks and terrorism; and limiting our capital investment in each country. We retain local advisors to assist us in interpreting the laws, practices and customs of the countries in which we operate.

     Over the years, we have experienced periodic interruptions on some projects. However, we have successfully operated in Nigeria for the past 40 years with very favorable relationships with the local communities, and believe that we can continue to operate in the area. In Venezuela, we have completed several projects and believe that our Venezuelan organization can continue to meet project requirements in this market. Worldwide, we have historically been able to remain neutral with respect to local political issues. We have also observed that, due to the importance of the oil and gas markets to local economies in developing countries, changes in government have resulted in only short-term interruptions in these markets.

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

     Other types of government regulation which could, if enacted or implemented, adversely affect our operations include:

o    expropriation or nationalization decrees;

o    confiscatory tax systems;

o    primary or secondary boycotts directed at specific countries or companies;

o    embargoes;

o    extensive import restrictions or other trade barriers;

o    mandatory sourcing rules; and

o    unrealistically high labor rates and fuel price regulation.

     Our future operations and earnings may be adversely affected by new legislation, new regulations or changes in, or new interpretations of, existing regulations and the impact of these changes could be material.

   Environmental

     Our operations are subject to numerous environmental protection laws and regulations, which are complex and stringent. We regularly perform work in and around sensitive environmental areas such as rivers, lakes and wetlands. Significant fines and penalties may be imposed for non-compliance with environmental laws and regulations, and certain environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our own acts including those which were in compliance with all applicable laws at the time such acts were performed. We are not aware of any non-compliance with or liability under any environmental law that could have a material adverse effect on our business or operations.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a firm of our size engaged in our type of business and that none of these proceedings is material to our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information regarding our executive officers. Officers are elected annually by, and serve at the discretion of, our Board of Directors:


Name                                          Age                        Position(s)
----                                          ---                        -----------
Michael F. Curran...........................  62     Director, Vice Chairman of the Board of Directors, Chief
                                                     Executive Officer, President and Chief Operating Officer

John K. Allcorn.............................  41     Executive Vice President of Willbros Group, Inc. and
                                                     Willbros USA, Inc.

Warren L. Williams..........................  47     Senior Vice President, Chief Financial Officer and Treasurer
                                                     of Willbros Group, Inc.

James R. Beasley............................  60     Senior Vice President of Willbros USA, Inc. and President of
                                                     Willbros Engineers, Inc.

James K. Tillery............................  44     Senior Vice President-Operations of Willbros International,
                                                     Inc. and Senior Vice President of Willbros USA, Inc.

Jay T. Dalton...............................  51     Senior Vice President and General Counsel of Willbros Group,
                                                     Inc.

     Michael F. Curran joined Willbros in March 2000 as a Director, Vice Chairman of the Board of Directors, President and Chief Operating Officer. In May 2002, Mr. Curran was elected Chief Executive Officer, in addition to his other duties. Mr. Curran served from 1972 to March 2000 as Chairman and CEO of Michael Curran & Associates, a mainline pipeline constructor in North America and West Africa, prior to joining Willbros. He has over 40 years of diversified experience in pipeline construction around the world, including 31 years as President and Chief Executive Officer of various domestic and international pipeline construction firms. Mr. Curran also served as President of the Pipe Line Contractors Association.

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

     Warren L. Williams joined Willbros in July 2000 as Vice President, Finance and Accounting, for Willbros USA, Inc. In 2001, he was elected Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc. In 2002, Mr. Williams was elected Senior Vice President of Willbros Group, Inc. Prior to joining Willbros, Mr. Williams was employed at TransCoastal Marine Services, Inc., a marine construction company, from April 1998 to July 2000. Mr. Williams served as Vice President during the entire period of his employment at TransCoastal and was named Chief Financial Officer in early 2000. TransCoastal declared bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in June 2000. Mr. Williams worked as an independent financial consultant from 1994 to April 1998. Prior to 1994, Mr. Williams worked at the public accounting firm of Ernst & Young, the last four years as a partner.

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

     Jay T. Dalton joined Willbros in November 2002 and was elected Senior Vice President and General Counsel. Mr. Dalton served previously as outside counsel to the Company with responsibility for contracts, since 1993. Between 1980 and 1993, Mr. Dalton was employed by Occidental Petroleum Corporation where he served as an officer and chief legal counsel to various business units in Occidental's oil and gas division, both domestically and internationally in Colombia, Pakistan and the United Kingdom. Before entering private practice in 1993, Mr. Dalton's last position with Occidental was Vice President and General Counsel of Island Creek Corporation in Lexington, Kentucky.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol "WG." The following table sets forth the high and low sale prices per share of our common stock, as reported in the New York Stock Exchange composite transactions, for the periods indicated:


                                                                           High               Low
                                                                           ----               ---
                 2001:
                            First Quarter                                  15.00              6.19
                            Second Quarter                                 17.00             11.40
                            Third Quarter                                  14.05             10.25
                            Fourth Quarter                                 16.44             12.40

                 2002:
                            First Quarter                                  16.85             14.10
                            Second Quarter                                 19.24             15.55
                            Third Quarter                                  17.35             10.30
                            Fourth Quarter                                 11.24              5.84

     Substantially all of our stockholders maintain their shares in "street name" accounts and are not, individually, stockholders of record. As of March 21, 2003, our common stock was held by 78 holders of record and an estimated 2,132 beneficial owners.

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

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                           2002(1)      2001(2)      2000(3)       1999         1998
                                                          ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
    Contract revenue ..................................   $ 583,703    $ 390,134    $ 314,290    $ 176,564    $ 281,618
    Operating expenses (income):
        Contract cost .................................     488,256      317,186      269,418      147,039      221,492
        Termination of benefit plans ..................          --       (9,204)          --           --           --
        Depreciation and amortization .................      23,304       19,522       22,408       21,313       25,552
        General and administrative ....................      33,846       29,975       30,218       27,548       32,383
                                                          ---------    ---------    ---------    ---------    ---------
    Operating income (loss) ...........................      38,297       32,655       (7,754)     (19,336)       2,191
    Net interest income (expense) .....................      (1,551)      (2,588)      (1,865)         587         (484)
    Other income (expense) ............................      (1,549)        (603)        (716)       2,031       (1,502)
                                                          ---------    ---------    ---------    ---------    ---------
    Income (loss) before income taxes .................      35,197       29,464      (10,335)     (16,718)         205
    Provision for income taxes ........................       5,448       10,384        5,257        3,300        4,567
                                                          ---------    ---------    ---------    ---------    ---------
    Net income (loss) .................................   $  29,749    $  19,080    $ (15,592)   $ (20,018)   $  (4,362)
                                                          =========    =========    =========    =========    =========
    Net income (loss) per share:
        Basic .........................................   $    1.63    $    1.32    $   (1.11)   $   (1.54)   $    (.30)
        Diluted .......................................   $    1.59         1.27        (1.11)       (1.54)        (.30)
CASH FLOW DATA:
    Cash provided by (used in):
        Operating activities ..........................   $  28,855    $  24,756    $   3,040    $ (14,041)   $  15,199
        Investing activities ..........................     (31,624)     (36,066)     (10,035)       4,866      (34,684)
        Financing activities ..........................      33,100       18,373       10,442        8,641      (14,545)
        Effect of exchange rate changes ...............        (163)         287          686           93         (961)
OTHER DATA:
    EBITDA (4) ........................................   $  60,052    $  51,574    $  13,938    $   4,008    $  26,241
    Capital expenditures, excluding acquisitions ......      30,227       28,818       15,351       12,245       36,112
    Backlog (at period end) (5) .......................     215,985      407,553      373,947      253,080      286,473
    Number of employees (at
      period end) (6) .................................       4,620        3,790        2,194        2,030        2,280
    Cash dividends per common share ...................          --           --           --           --           --
BALANCE SHEET DATA (AT PERIOD END):
    Cash and cash equivalents .........................   $  49,457    $  19,289    $  11,939    $   7,806    $   8,247
    Working capital ...................................      90,900       45,985       32,079       25,801       13,495
    Total assets ......................................     298,193      224,135      176,125      153,153      159,939
    Total debt ........................................       1,171       39,284       26,298       15,981          758
    Stockholders' equity ..............................     210,780       96,557       71,746       80,427      106,934


(1) We acquired Mt. West Group, a collection of four companies providing design-build services to the western U.S. energy industry, on October 23, 2002. Accordingly, its results of operations since that date are consolidated with our results of operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations - General and our Consolidated Financial Statements included elsewhere herein.

(2) We acquired MSI Energy Services Inc., a general contractor in Alberta, Canada, on October 12, 2001. Accordingly, its results of operations since that date are consolidated with our results of operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations - General and our Consolidated Financial Statements included elsewhere herein.

(3) We acquired Rogers & Phillips, Inc., a U.S. pipeline construction company, on January 24, 2000. Accordingly, its results of operations since that date are consolidated with our results of operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations - General and our Consolidated Financial Statements included elsewhere herein.

(4) EBITDA represents earnings before net interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the respective period, nor has it been presented as an alternative to operating income as an indicator of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements included elsewhere in this Form 10-K. EBITDA is included in this Form 10-K because it is one of the measures through which we assess our financial performance. EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

(5) Backlog is anticipated contract revenue from contracts for which award is either in hand or reasonably assured.

(6)  Includes joint ventures in 2001 and 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, included in Item 8 of this Form 10-K.

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

     Operations outside the United States may be subject to certain risks which ordinarily would not exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprising and riots, availability of personnel and government audit. However, we have successfully operated in Nigeria for the past 40 years with very favorable relationships with the local communities, and believe that we can continue to operate in the area. We have been active in South America since 1939. Venezuela is the largest oil producer in South America and has redirected its energy initiative to include development of its significant natural gas reserves. This new initiative should translate into more demand for our natural gas pipeline capabilities. However, the Venezuelan economy can be highly inflationary and the government of Venezuela, under Presidente Hugo Chavez, has experiended extreme civil unrest culminating in a national labor strike beginning in December, 2002. We suspended all work in Venezuela in December 2002. We resumed work in February 2003 when the impact of the strike had moderated although business and commercial activity had not yet returned to pre-strike levels.

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition: Percentage-of-Completion Method - A number of factors relating to our business affect the recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. Generally, we do not recognize income on a fixed-price contract until the contract is approximately 5% to 10% complete, depending upon the nature of the contract. Costs which are considered to be reimbursable are excluded from the percentage-of-completion calculation. Accrued revenue pertaining to reimbursables is limited to the cost of the reimbursables. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work and variations in the scope of work is recognized when agreement is reached with clients as to both the scope of work and price. Revenue from claims is recognized when agreement is reached with clients as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Revenue from unit-price contracts is recognized as earned. We believe that our operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

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

     In September 2000, through a joint venture led by a subsidiary of ours, we were awarded a significant project, the scope of which includes the engineering, procurement and construction of a 665-mile (1,070-kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa. Engineering and procurement activities began in late 2000. Pipeline construction began in November 2001 and is expected to be completed in 2003.

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

     On October 12, 2001, we completed the purchase of MSI Energy Services Inc., a Canadian general contractor whose common shares were listed on The Canadian Venture Exchange. MSI provides pipeline construction, pipeline integrity and maintenance services in addition to pipe storage and handling services, specialty metal fabrication services, pipeline equipment rentals and concrete construction products in the oil sands region of Northern Alberta, Canada. The aggregate purchase price, including transaction costs, was $8.3 million. In conjunction with the acquisition the Company sold 144,175 common shares from treasury for $1.9 million to certain MSI shareholders and the net cash paid of $6.4 million to purchase MSI was funded through borrowings under our principal credit agreement. The transaction was accounted for as a purchase.

     During 2001, our engineering group executed an alliance agreement with Explorer Pipeline Company to provide project management, engineering, procurement and construction services for their Mainline

Expansion Project in Texas, Oklahoma, Missouri, Illinois, and Indiana (the "Explorer Pipeline Project"). This project includes construction of 12 grassroots pump stations, modifications at 13 existing pump stations, the addition of 500,000 barrels of storage at the Wood River, Illinois terminal and modifications at two other terminals. The project is scheduled for completion in 2003.

     On May 14, 2002, we completed a public offering of our common shares at $17.75 per share; 4,356,750 shares were sold by us. The underwriters exercised options to purchase all shares available for over-allotments. We received $71.9 million in proceeds, after the underwriting discount and offering costs, which were used to repay indebtedness under the prior credit agreement and for working capital and general corporate purposes.

     In June 2002, we completed a new $125.0 million credit agreement with a syndicated bank group, replacing the existing facility that was due to expire in February 2003. The new facility has terms similar to the prior facility, and will expire in June 2005.

     On October 23, 2002, we completed the acquisition of Mt. West Fabrication Plants and Stations, Inc., Process Electric and Control, Inc., Process Engineering Design, Inc. and Pacific Industrial Electric, Inc. (collectively, "Mt. West Group"). Mt. West Group provides design-build services, including engineering, procurement and construction services to the energy industry, primarily in the western United States. The purchase price of $13.7 million consisted of $4.6 million cash and acquisition costs and 950,000 shares of common stock valued at $9.1 million. In addition, the purchase price will be adjusted by an earn-out amount equal to 25 percent of the combined net income of Mt. West Group for the 24-month period following the date of acquisition. Any earn-out amounts due shall be payable in cash upon completion of the earn-out period. The transaction was accounted for as a purchase.

OTHER FINANCIAL MEASURES

     We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for the year 2002 was $60.1 million, up $8.5 million from $51.6 million for 2001.

     We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. New contract awards totaled $392.1 million during the year ended December 31, 2002. Additions to backlog during the year were as follows: construction, $269.5 million; engineering, $46.2 million; and specialty services, $76.4 million. Backlog decreases by type of service as a result of services performed during the period were as follows: construction, $344.8 million; engineering, $177.2 million; and specialty services, $61.7 million. Backlog at the end of 2002 decreased $191.6 million (47%) from the previous year end to $216.0 million and consisted of the following: (a) construction, $132.4 million, down $75.3 million (36%); (b) engineering, $23.7 million, down $131.0 million (85%); and (c) specialty services, $59.9 million, up $14.7 million (33%). Construction backlog consists primarily of the Chad-Cameroon Pipeline Project and construction projects in Offshore West Africa. Engineering backlog consists primarily of the Explorer Pipeline Project and other engineering and procurement projects in the United States. Specialty services backlog is largely attributable to a 16-year water injection contract awarded in 1998 to a consortium in which we have a 10 percent interest in Venezuela, contracts to build, own and operate four fueling facilities for the United States government, and service contracts in Oman and Canada.

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

     Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. During 2002, as a result of economic and political events in Venezuela, the Venezuelan Bolivar experienced significant devaluation relative to the U.S. Dollar. Included in foreign exchange loss in 2002 is a $0.9 million loss resulting from the translation of our Venezuelan Bolivar denominated monetary assets and liabilities into U.S. Dollars. We do not believe that our revenue or results of operations in other areas were adversely affected in this regard during the years ended December 31, 2002 or 2001.

          FISCAL YEAR ENDED DECEMBER 31, 2002, COMPARED TO FISCAL YEAR
                             ENDED DECEMBER 31, 2001

CONTRACT REVENUE

     Contract revenue increased $193.6 million (50%) to $583.7 million due to
(a) $130.4 million (60%) of increased construction revenue due primarily to construction on the Chad-Cameroon Pipeline Project, work on a project in Bolivia and increased activity in Offshore West Africa, net of reduced activities on the Nembe Creek Projects in Nigeria as they neared completion and reduced construction activity in the United States; (b) increased engineering revenue of $56.9 million (47%) due to an increase of engineering and procurement services in the United States primarily related to the Explorer Pipeline Project; and (c) an increase of $6.3 million (11%) in specialty services revenue principally from revenue generated by MSI in Canada, which was acquired in October 2001, offset by reduced activity in Venezuela. Revenue in the United States increased $26.3 million (13%) due primarily to an increase in engineering and procurement services and the acquisition of Mt. West Group in October 2002, offset by a decrease in construction activity. Chad-Cameroon revenue increased $101.3 million resulting from construction work begun in the fourth quarter of 2001 on the Chad-Cameroon Pipeline Project. Revenue from Offshore West Africa increased $15.3 million as a result of increased vessel utilization on several projects during the first six months of 2002. Work that began in 2002 on a project in Bolivia resulted in $47.4 million in revenue in that country. A project in the Dominican Republic during 2002 produced $17.7 million in revenue, and revenue in Canada increased $10.4 million resulting from the acquisition of MSI in October 2001. Nigeria revenue decreased $19.5 million (29%) due primarily to reduced activity on the Nembe Creek Projects. The combined revenue in all other areas decreased $5.3 million (15%).

CONTRACT COSTS

     Contract costs increased $171.1 million (54%) to $488.3 million due to an increase of $107.7 million (62%) in construction services cost, $54.9 million (56%) in engineering services cost and $8.5 million (19%) in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $3.8 million (19%) due primarily to the addition of equipment for the Chad-Cameroon Pipeline Project and the project in Bolivia.

GENERAL AND ADMINISTRATIVE

     General and administrative expense increased $3.9 million (13%) to $33.9 million. This increase is due to higher staff compensation and administrative services necessary to support the 50% increase in revenue. As a percent of revenue, general and administrative expense decreased from 7.7% in 2001 to 5.8% in 2002.

OPERATING INCOME

     Operating income increased $5.6 million (17%) from $32.7 million in 2001 to $38.3 million in 2002. Excluding a gain of $9.2 million in 2001 associated with the termination of benefit plans, operating income increased $14.8 million (63%). Excluding the gain in 2001, operating income increased largely as a result of higher revenue resulting from greater activity in North America, construction activity on the Chad-Cameroon Pipeline Project and marine maintenance and construction in Offshore West Africa, partially offset by reduced income in Nigeria resulting from a 29% decrease in revenue in that area. The increased income from this 50% increase in revenue was offset by higher depreciation, amortization and general and administrative costs.

NET INTEREST INCOME (EXPENSE)

     Net interest expense decreased $1.0 million (40%) to $1.6 million expense. In May 2002 we completed a common stock offering in which we received $71.9 million in net proceeds. Borrowings under our prior credit agreement were paid in full. Interest expense in 2002 includes amortization of debt issue costs of $0.9 million compared to $0.5 million in 2001.

FOREIGN EXCHANGE LOSS

     Foreign exchange loss increased $0.9 million to $1.0 million due primarily to the effect of the devaluation of the Venezuelan Bolivar in 2002 on our Venezuelan Bolivar denominated monetary assets and liabilities.

PROVISION FOR INCOME TAXES

     The provision for income taxes decreased $4.9 million (47%) due primarily to the difference between $6.6 million of changes to estimated income tax liabilities and deferred tax assets during 2002 compared to $3.2 million of similar changes during 2001. In addition, during 2002, we recorded a $1.1 million deferred income tax benefit associated with operating losses outside the United States. Changes to the 2002 income tax liabilities include a $1.2 million reduction due to annual settlements of income tax liabilities outside the United States and a $1.0 million reduction resulting from changes in current year estimated tax liabilities outside the United States as a result of the above settlements. In addition, we reduced income taxes in the United States by $1.1 million as a result of the refinement of the allocation of expenses among operating entities and other items affecting estimated tax liabilities in the United States and a $3.3 million reduction in the deferred tax assets valuation allowance. We reduced our U.S. valuation allowance as a result of our assessment of our United States operations including past earnings history and projected future earnings considering the scheduled expiration of our tax net operating losses. Changes in 2001 resulted from a $2.3 million reduction in the deferred assets valuation allowance in the United States and a $0.9 million reduction from annual settlements income taxes outside the United States. The provision for income taxes is also impacted by the differing income tax rates in the various countries in which we operate, including for example Nigeria where income taxes are largely based on deemed profit rather than taxable income as well as a tax holiday in Cameroon for income earned on the Chad-Cameroon Pipeline Project.

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

CONTRACT COSTS

     Contract costs increased $47.8 million (18%) to $317.2 million due to an increase of $51.9 million in engineering services cost and an increase in construction services cost of $7.2 million, partially offset by a decrease of $11.3 million in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue, with the exception of Australia. Contract costs in Australia decreased by $35.4 million or $18.7 million more than the decrease in revenue primarily as a result of a $14.5 million loss recognized during 2000, offset by $4.2 million of settled claims in 2001.

TERMINATION OF BENEFIT PLANS

     During 2001 we terminated two employee benefit plans which resulted in non-taxable gains of $9.2 million. These plans were costly to maintain and had become ineffective in the recruitment and retention of an experienced and qualified workforce.

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

OPERATING INCOME

     Operating income increased $40.5 million from an operating loss of $7.8 million in 2000 to operating income of $32.7 million in 2001. For the reasons described above, operating income increased in Australia by $19.4 million (from an operating loss of $15.4 million in 2000), the United States by $14.8 million, Offshore West Africa by $9.2 million and Cameroon by $5.0 million. Additionally, we recognized $9.2 million of gains related to the termination of certain employee benefit plans. These improvements were offset by reduced operating income in Nigeria and Venezuela totaling $18.7 million. All other areas combined accounted for an increase of $1.6 million.

NET INTEREST INCOME (EXPENSE)

     Net interest income (expense) decreased $0.7 million to $2.6 million net interest expense due primarily to lower interest rates during the period offset by higher average debt levels.

FOREIGN EXCHANGE LOSS

      Foreign exchange loss decreased $1.0 million to $0.1 million primarily due to the write-off during 2000 of cumulative translation adjustments associated with substantially reduced operations in certain work countries.

OTHER INCOME (EXPENSE)

     Other income decreased $0.9 million to a $0.4 million expense primarily due to gains on disposals of equipment in 2000 compared to losses on disposals of equipment in 2001.

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

     Cash and cash equivalents increased $30.2 million (156%) to $49.5 million at December 31, 2002, from $19.3 million at December 31, 2001. The increase was due to cash flows of $28.9 million from operations and $33.1 million from financing activities resulting from net proceeds from sale of our common stock of $75.2 million, reduced by net repayments of debt of $42.1 million. These increases were offset by $31.6 million of investing activities primarily for the purchase of $30.2 million of equipment and spare parts and $2.0 million for the acquisition of Mt. West Group (net of cash acquired), and $0.2 million from the effect of exchange rate changes on cash and cash equivalents. Working capital increased $44.9 million during 2002 to $90.9 million at December 31, 2002. Stockholders' equity increased $114.2 million to $210.8 million at December 31, 2002.

CONTRACTUAL OBLIGATIONS

     On June 14, 2002, we completed a new $125.0 million credit agreement with a syndicated bank group, replacing the existing facility that was due to expire in February 2003. The facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $50.0 million and are payable at termination on June 14, 2005. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.50% to 0.75%. The credit agreement is collateralized by substantially all of our assets, including stock of our principal subsidiaries, restricts the payment of cash dividends and requires us to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $3.0 million net of accumulated amortization of $0.9 million, associated with the new credit agreement are included in other assets at December 31, 2002 and are being amortized over 24 months.

     As of December 31, 2002, there were no amounts borrowed under the credit agreement. We had $52.8 million of letters of credit outstanding, leaving $72.2 million available for letters of credit or $44.0 million for borrowings or a combination thereof.

     We have various other obligations totalling $1.2 million, including notes payable, generally related to equipment and insurance financing, and local revolving credit facilities. All are at market rates, are collateralized by certain vehicles, equipment and/or real estate, and mature in 2003.

     In addition we have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6.3 million at December 31, 2002. There were no outstanding borrowings at December 31, 2002.

     We have certain operating leases for office and camp facilities. Minimum lease commitments under operating leases as of December 31, 2002, totaled $4.7 million and are payable as follows: 2003, $1.3 million; 2004, $1.1 million; 2005, $1.0 million; 2006, $0.6 million; 2007, $0.2 million and later years, $0.5 million.

     Based upon the above, our total cash obligations are payable as follows:
2003, $2.5 million; 2004, $1.1 million and later years, $2.3 million.

COMMERCIAL COMMITMENTS

     From time to time we enter into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with our customers may require us to provide letters of credit or insurance bonds with regard to our performance of contracted services. In such cases, the commitments can be called upon in the event of our failure to perform contracted services. Likewise, contracts may allow us to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. In connection with the Chad-Cameroon Pipeline Project joint venture, we issued a letter of credit to an equipment leasing company equal to 50% of total lease payments, our share of the joint venture. The letter of credit reduces as lease payments are made and expires in June 2003. The commitment can be called upon as a result of failure to make lease payments.

     In connection with our 10% interest in a joint venture in Venezuela, we issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid, and expires in March 2004. The commitment as of December 31, 2002 totals $3.3 million, the maximum amount of future payments we could be required to make.

     In 1997 we entered into lease agreements with a special-purpose leasing partnership for land and an office building for our engineering group in Tulsa, Oklahoma. In July 2002, we acquired the assets for $5.5 million, thereby eliminating the lease agreements and related commercial commitments.

     A summary of our off-balance sheet commercial commitments as of December 31, 2002 is as follows:

                                                                                 AMOUNT OF COMMITMENT
                                                                                 EXPIRATION PER PERIOD
                                                                              ---------------------------
                                                                   TOTAL       LESS THAN       OVER 2
                                                                COMMITMENT      2 YEARS         YEARS
                                                               ------------   ------------   ------------
                                                                      (Dollar Amounts in Millions)
Letters of Credit:
    Chad-Cameroon Pipeline Project - performance               $       28.3   $       28.3   $         --
    Chad-Cameroon Pipeline Project - equipment lease                    7.1            7.1             --
    Bolivia Project - performance                                       8.9            8.9             --
    Other - performance and retention                                   8.5            8.5             --
                                                               ------------   ------------   ------------
    Total letters of credit                                            52.8           52.8             --
                                                               ------------   ------------   ------------

Insurance Bonds - primarily performance related:
    Expiring                                                            6.2            5.8            0.4
    Non-expiring                                                         --             --             --
                                                               ------------   ------------   ------------
    Total insurance bonds                                               6.2            5.8            0.4
                                                               ------------   ------------   ------------

Corporate guarantee                                                     3.3            3.3             --
                                                               ------------   ------------   ------------
Total commercial commitments                                   $       62.3   $       61.9   $        0.4
                                                               ============   ============   ============

     These commercial commitments totaling $62.3 million represent the maximum amount of future payments we could be required to make. We had no liability recorded as of December 31, 2002, related to these commitments.

     In connection with our 50% interest in a joint venture related to the Chad-Cameroon Pipeline Project, we are joint and severally liable for the performance of our joint venturer. In the event our joint venturer were unable to fulfill their responsibilities associated with the project, we would be required to fulfill their duties. In doing so, we would recognize the income or losses, if any, associated with our fulfilling the duties of our joint venturer. At December 31, 2002, the project is approximately 80% complete and is estimated to produce contract income. However, there is no limitation to the maximum future potential payments we could be required to make in the event the project were to result in contract losses. We have no liability recorded as of December 31, 2002, related to this commitment.

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

     We believe that cash flows from operations and borrowing capacity under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations. We estimate capital expenditures for equipment and spare parts to be approximately $35.0 to $40.0 million in 2003. In analyzing our cash flow from operations, we believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively; there is not one or two events that should they occur could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political and Economic Risks; Operational Risks" contained in Items 1 and 2 of this Form 10-K.

     During 1998 and 1999, we repurchased and held in treasury 2,175,371 shares of Common Stock for $16.1 million. We did not repurchase any shares in 2000, 2001 or 2002. In January 2000, 1,035,000 shares of treasury stock were issued in connection with the acquisition of RPI. In October 2001, 144,175 shares of treasury stock were issued in connection with the acquisition of MSI. In October 2002, 950,000 shares of treasury stock were issued in connection with the acquisition of Mt. West Group. As of December 31, 2002, a total of 46,196 shares remain in treasury stock at an average price of $7.43 per share.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt SFAS No. 143 effective January 1, 2003. The transition adjustment, if any, will be reported as a cumulative effect of a change in accounting principle. At this time, we do not anticipate that the effect of the adoption of this statement will be material to either our financial position or results of operations.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2002 and 2001.

     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2002 due to the generally short maturities of these items. We invest primarily in short-term dollar denominated bank deposits, and at December 31, 2002 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. We have the ability and expect to hold our investments to maturity.

     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. In May 2002, subsequent to completing our public offering of common shares, we paid all borrowings on our credit facility and as such at December 31, 2002, none of our indebtedness was subject to variable interest rates. At December 31, 2002, our fixed rate debt approximated fair value based upon discounted future cash flows using current market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               Page
                                                                                                               ----
Financial Statements of Willbros Group, Inc. and Subsidiaries

    Independent Auditors' Report......................................................................           42
    Consolidated Balance Sheets as of December 31, 2002 and 2001......................................           43
    Consolidated Statements of Operations for the years ended
            December 31, 2002, 2001 and 2000..........................................................           44
    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years
           ended December 31, 2002, 2001 and 2000.....................................................           45
    Consolidated Statements of Cash Flows for the years ended
            December 31, 2002, 2001 and 2000..........................................................           46
    Notes to Consolidated Financial Statements for the years ended
            December 31, 2002, 2001 and 2000..........................................................           47

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Willbros Group, Inc.:

We have audited the accompanying consolidated balance sheets of Willbros Group, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, as of July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and certain provisions from SFAS No. 142, "Goodwill and Other Intangible Assets", and effective January 1, 2002, adopted the remaining provisions of SFAS No. 142.



                                                     /s/ KPMG LLP


Houston, Texas
February 12, 2003

                              WILLBROS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                          December 31,
                                                                  ----------------------------
                                                                      2002            2001
                                                                  ------------    ------------

                                             ASSETS

Current assets:
     Cash and cash equivalents                                    $     49,457    $     19,289
     Accounts receivable, net                                           94,552          94,604
     Contract cost and recognized income not yet billed                 27,880          17,006
     Prepaid expenses                                                    6,424           3,664
                                                                  ------------    ------------
              Total current assets                                     178,313         134,563
Spare parts, net                                                         6,657           5,965
Property, plant and equipment, net                                      77,261          68,349
Investment in joint ventures                                            16,745           7,686
Other assets                                                            19,217           7,572
                                                                  ------------    ------------
              Total assets                                        $    298,193    $    224,135
                                                                  ============    ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current portion of long-term debt          $      1,171    $        284
     Accounts payable and accrued liabilities                           66,582          60,362
     Accrued income taxes                                                8,567           7,871
     Contract billings in excess of cost and recognized income          11,093          20,061
                                                                  ------------    ------------
              Total current liabilities                                 87,413          88,578
Long-term debt                                                              --          39,000
                                                                  ------------    ------------
              Total liabilities                                         87,413         127,578

Stockholders' equity:
     Class A preferred stock, par value $.01 per share,
       1,000,000 shares authorized, none issued                             --              --
     Common stock, par value $.05 per share, 35,000,000 shares
       authorized and 20,615,875 shares issued at December 31,
       2002 (15,728,191 at December 31, 2001)                            1,031             786
     Capital in excess of par value                                    151,784          72,915
     Retained earnings                                                  60,954          31,205
     Treasury stock at cost, 46,196 shares at December 31, 2002
        (996,196 shares at December 31, 2001)                             (345)         (7,403)
     Notes receivable for stock purchases                               (1,315)             (8)
     Accumulated other comprehensive income (loss)                      (1,329)           (938)
                                                                  ------------    ------------
              Total stockholders' equity                               210,780          96,557
                                                                  ------------    ------------

              Total liabilities and stockholders' equity          $    298,193    $    224,135
                                                                  ============    ============



          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)


                                                                  Year Ended December 31,
                                                        --------------------------------------------
                                                            2002            2001            2000
                                                        ------------    ------------    ------------
Contract revenue                                        $    583,703    $    390,134    $    314,290

Operating expenses (income):
     Contract                                                488,256         317,186         269,418
     Termination of benefit plans                                 --          (9,204)             --
     Depreciation and amortization                            23,304          19,522          22,408
     General and administrative                               33,846          29,975          30,218
                                                        ------------    ------------    ------------

                                                             545,406         357,479         322,044
                                                        ------------    ------------    ------------

              Operating income (loss)                         38,297          32,655          (7,754)

Other income (expense):
     Interest income                                             400             377             677
     Interest expense                                         (1,951)         (2,965)         (2,542)
     Foreign exchange loss                                    (1,025)           (117)         (1,101)
     Other - net                                                (524)           (486)            385
                                                        ------------    ------------    ------------

                                                              (3,100)         (3,191)         (2,581)
                                                        ------------    ------------    ------------

              Income (loss) before income taxes               35,197          29,464         (10,335)

Provision for income taxes                                     5,448          10,384           5,257
                                                        ------------    ------------    ------------

              Net income (loss)                         $     29,749    $     19,080    $    (15,592)
                                                        ============    ============    ============

Income (loss) per common share:
     Basic                                              $       1.63    $       1.32    $      (1.11)
                                                        ============    ============    ============
     Diluted                                            $       1.59    $       1.27    $      (1.11)
                                                        ============    ============    ============

Weighted average number of common shares outstanding:
     Basic                                                18,271,492      14,442,035      14,017,857
                                                        ============    ============    ============
     Diluted                                              18,721,759      15,074,166      14,017,857
                                                        ============    ============    ============

          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands, except share amounts)

                                                                                                          Accumulated
                                                                                               Notes         Other
                                        Common Stock       Capital in                        Receivable     Compre-       Total
                                    ---------------------    Excess                             For         hensive       Stock-
                                                    Par      of Par    Retained    Treasury    Stock        Income       holders'
                                      Shares       Value     Value     Earnings     Stock     Purchases     (Loss)        Equity
                                    -----------    ------  ----------  --------    --------  ----------   -----------    ---------

Balance, January 1, 2000             15,123,453    $  756   $ 67,927   $ 29,896    $(16,164)   $  (307)   $    (1,681)   $  80,427
  Comprehensive income (loss):
    Net loss                                 --        --         --    (15,592)         --         --             --      (15,592)
    Foreign currency translation
     adjustments                             --        --         --         --          --         --            686          686
                                                                                                                         ---------
      Total comprehensive
       loss                                                                                                                (14,906)
  Payment of notes receivable                --        --         --         --          --        264             --          264
  Issuance of treasury stock                 --        --         --     (2,179)      7,690         --             --        5,511
  Issuance of common stock
   under employee benefit plan           42,542         2        241         --          --         --             --          243
  Exercise of stock options              40,500         2        205         --          --         --             --          207
                                    -----------    ------   --------   --------    --------    -------    -----------    ---------


Balance, December 31, 2000           15,206,495       760     68,373     12,125      (8,474)       (43)          (995)      71,746

  Comprehensive income (loss):
    Net income                               --        --         --     19,080          --         --             --       19,080
    Foreign currency translation
     adjustments                             --        --         --         --          --         --             57           57
                                                                                                                         ---------
      Total comprehensive
       income                                                                                                               19,137
  Payment of notes receivable                --        --         --         --          --         35             --           35
  Issuance of treasury stock                 --        --        779         --       1,071         --             --        1,850
  Issuance of common stock
   under employee benefit plan           25,446         1        305         --          --         --             --          306
  Exercise of stock options             496,250        25      3,458         --          --         --             --        3,483
                                    -----------    ------   --------   --------    --------    -------    -----------    ---------


Balance, December 31, 2001           15,728,191       786     72,915     31,205      (7,403)        (8)          (938)      96,557


Comprehensive income (loss):
    Net income                               --        --         --     29,749          --         --             --       29,749
    Foreign currency translation
     adjustments                             --        --         --         --          --         --           (391)        (391)
                                                                                                                         ---------
      Total comprehensive
       income                                                                                                              29, 358
  Issuance of notes receivable
    for stock purchase                       --        --         --         --          --     (1,307)            --       (1,307)
  Issuance of treasury stock for
    acquisition of Mt. West Group            --        --      2,062         --       7,058         --             --        9,120
  Issuance of common stock
    under employee benefit plan          33,121         1        421         --          --         --             --          422
  Sale of common stock, net
    of offering cost                  4,356,750       218     71,684         --          --         --             --       71,902
  Exercise of stock options             497,813        26      4,702         --          --         --             --        4,728
                                    -----------    ------   --------   --------    --------    -------    -----------    ---------

Balance, December 31, 2002           20,615,875    $1,031   $151,784   $ 60,954    $   (345)   $(1,315)   $    (1,329)   $ 210,780
                                    ===========    ======   ========   ========    ========    =======    ===========    =========


          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                     Year Ended December 31,
                                                            --------------------------------------------
                                                                2002            2001            2000
                                                            ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                      $     29,749    $     19,080    $    (15,592)
     Reconciliation of net income (loss) to cash provided
       by (used in) operating activities:
         Termination of benefit plans                                 --          (9,204)             --
         Change in equity in joint ventures, net                  (9,059)         (3,252)         (2,853)
         Depreciation and amortization                            23,304          19,522          22,408
         Amortization of debt issue costs                            881             504              --
         Loss (gain) on sales and retirements
           of property, plant and equipment                          281             402              (4)
         Non-cash compensation expense                               553              --              --
         Deferred income tax benefit                              (3,903)         (1,466)         (1,193)
         Changes in operating assets and liabilities:
              Accounts receivable                                 11,035         (25,333)        (11,900)
              Contract cost and recognized
                income not yet billed                             (9,093)          5,759          (9,305)
              Prepaid expenses and other assets                   (4,230)            385           2,926
              Accounts payable and accrued liabilities             1,323             772          23,984
              Accrued income taxes                                (1,858)          2,351            (596)
              Contract billings in excess of cost
                and recognized income                            (10,128)         15,236          (4,414)
              Other liabilities                                       --              --            (421)
                                                            ------------    ------------    ------------
                  Cash provided by operating activities           28,855          24,756           3,040
Cash flows from investing activities:
     Acquisitions, net of cash acquired                           (2,001)         (7,410)            (14)
     Proceeds from sales of property and equipment                   604             162           5,330
     Purchase of property, plant and equipment                   (22,898)        (22,223)         (8,792)
     Purchase of spare parts                                      (7,329)         (6,595)         (6,559)
                                                            ------------    ------------    ------------
                  Cash used in investing activities              (31,624)        (36,066)        (10,035)
Cash flows from financing activities:
     Proceeds from long-term debt                                 38,000          75,000          55,000
     Proceeds from notes payable to banks                          8,323           1,674             979
     Proceeds from common stock                                   75,192           3,789             450
     Collection of notes receivable for stock purchases               --              35             264
     Repayment of long-term debt                                 (77,000)        (62,000)        (44,791)
     Repayment of notes payable to banks                          (8,396)         (2,104)         (1,460)
     Sale  of treasury stock                                          --           1,979              --
     Costs of debt issuance                                       (3,019)             --              --
                                                            ------------    ------------    ------------
                  Cash provided by financing activities           33,100          18,373          10,442
Effect of exchange rate changes on cash and
   cash equivalents                                                 (163)            287             686
                                                            ------------    ------------    ------------
Cash provided by all activities                                   30,168           7,350           4,133
Cash and cash equivalents, beginning of year                      19,289          11,939           7,806
                                                            ------------    ------------    ------------
Cash and cash equivalents, end of year                      $     49,457    $     19,289    $     11,939
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

       Principles of Consolidation - The consolidated financial statements of the Company include the accounts of WGI and all of its majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. The ownership interest of minority participants in subsidiaries that are not wholly owned (principally in Nigeria and Oman) is included in accounts payable and accrued liabilities and is not material. The minority participants' share of the net income of those subsidiaries is included in contract expenses. Interests in unconsolidated joint ventures are accounted for on the equity method in the consolidated balance sheets and on a proportionate consolidation basis in the consolidated statements of operations.

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

       Reclassifications - Minority owners of certain non U.S. subsidiaries (operating principally in Nigeria and Oman) earn a percentage of net contract receipts rather than sharing in the net income or losses of the subsidiaries' operations. Due to the nature of these minority interests and the basis on which the entitlement is earned, amounts attributable to the minority interests are included in contract costs. Prior to March 31, 2002, the minority interest amounts were presented as a separate line item in other expenses. Accordingly, reclassifications have been made to the 2001 and 2000 balances to conform to the 2002 presentation. Amounts due to the minority participants continue to be included in accounts payable and accrued liabilities. In addition, certain other reclassifications have been made to the 2001 and 2000 balances in order to conform with the 2002 presentation.

       Accounts Receivable - Accounts receivable include retainage, all due within one year, of $5,470 in 2002 and $1,819 in 2001 and are stated net of allowances for bad debts of $725 in 2002 and $734 in 2001. The provision (credit) for bad debts was $(58) in 2002, $(290) in 2001 and $(154) in 2000.

       Spare Parts - Spare parts (excluding expendables), stated net of accumulated depreciation of $13,826 in 2002 and $10,882 in 2001, are depreciated over three years on the straight-line method.

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

       Goodwill - Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill acquired prior to July 1, 2001 was being amortized on a straight-line basis over twenty years, until adoption of the non-amortization of goodwill provision of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" in 2002. The Company adopted SFAS No. 141, "Business Combinations" and certain provisions of SFAS No. 142 as of July 1, 2001, and the remaining provisions regarding the non-amortization of goodwill acquired prior to July 1, 2001, effective January 1, 2002. At December 31, 2002, goodwill of $8,689, is included in other assets.

       In accordance with SFAS No. 142, the Company assesses the carrying amount of goodwill by testing goodwill for impairment. The impairment test requires allocating goodwill and all other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the goodwill is reduced to the implied fair value of the goodwill through a charge to expense. The Company's transitional goodwill impairment test as of January 1, 2002, was performed and no goodwill impairment was indicated. The annual goodwill impairment test was performed as of December 31, 2002, and no goodwill impairment was indicated.

       The effect of the elimination of amortization of goodwill on the Company's net income as if SFAS No. 142 had been in effect in prior periods would have been to increase net income by $54 in 2001 and $31 in 2000.

       Revenue - Construction and engineering fixed-price contracts and cost plus fixed-fee contracts are accounted for using the percentage-of-completion method. Under this method, estimated contract revenue is generally accrued based on the percentage the costs to date bear to total estimated costs, taking into consideration physical completion. Estimated contract losses are recognized in full when determined. Revenue from unit-price contracts and from time and material contracts is recognized as earned. Revenue from change orders, extra work and variations in the scope of work is recognized when agreement is reached with clients as to both the scope of work and price. Revenue from claims is recognized when agreement is reached with clients as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs incurred for bidding and obtaining contracts are expensed as incurred.

       Income Taxes - The Company accounts for income taxes by the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences of operating loss and tax credit carryforwards and temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases. The provision for income taxes is impacted by income taxes in certain countries, primarily Nigeria, being based on deemed profit rather than taxable income as well as a tax holiday in Cameroon for income earned on the Chad-Cameroon Pipeline Project.

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

       Common Stock Options - The Company measures stock-based compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provides pro-forma disclosure as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation. " As

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

such, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price.

       If compensation cost for the Company's stock options plans had been determined using the fair value method in SFAS No. 123, the Company's net income and income per share would have been as shown in the pro forma amounts below:


                                                            Year Ended December 31,
                                                  ------------------------------------------
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Net income (loss) as reported                     $     29,749   $     19,080   $    (15,592)
Add stock-based employee compensation
  included in net income, after tax                        553             --             --
Less stock-based employee compensation
  determined under fair value method, after tax         (2,397)          (812)          (805)
                                                  ------------   ------------   ------------

Pro forma net income (loss)                       $     27,905   $     18,268   $    (16,397)
                                                  ============   ============   ============

Income (loss) per share:

  Basic, as reported                              $       1.63   $       1.32   $      (1.11)
                                                  ============   ============   ============

  Basic, pro forma                                $       1.53   $       1.26   $      (1.17)
                                                  ============   ============   ============

  Diluted, as reported                            $       1.59   $       1.27   $      (1.11)
                                                  ============   ============   ============

  Diluted, pro forma                              $       1.49   $       1.21   $      (1.17)
                                                  ============   ============   ============

       The fair value of granted options was estimated on the date of grant using the Black-Sholes option pricing model with the following exemptions:


                                          Year Ended December 31,
                                --------------------------------------------
                                   2002             2001          2000
                                ------------    ------------    ------------
Expected option life in years              4             3-4               3
Risk-free interest rate                 1.81%           3.91%           6.45%
Dividend yield                            --              --              --
Volatility                             57.04%          61.03%          59.14%

       Foreign Currency Translation - All significant monetary asset and liability accounts stated in currencies other than United States dollars are translated into United States dollars at current exchange rates for countries in which the local currency is the functional currency. Translation adjustments are accumulated in other comprehensive income (loss). Non-monetary assets and liabilities in highly inflationary economies are translated into United States dollars at historical exchange rates. Revenue and expense accounts are converted at prevailing rates throughout the year. Foreign currency transaction adjustments and translation adjustments in highly inflationary economies are recorded in income. During 2000, $854 was transferred from cumulative translation adjustments in stockholders' equity to foreign exchange loss due to the substantial reduction of operations in certain countries.

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

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Cash Flows - In the determination of cash flows, all highly liquid investments with maturities of less than three months are considered to be cash equivalents. The Company paid interest of $1,132 in 2002, $2,858 in 2001 and $2,216 in 2000 and income taxes of $11,315 in 2002, $8,650 in 2001 and $7,249 in
2000.

       Income (Loss) per Share - Basic income (loss) per share is calculated by dividing net income, less any preferred dividend requirements, by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is calculated by including the weighted-average number of all potentially dilutive common shares with the weighted-average number of common shares outstanding.

       Derivative Financial Instruments - The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expenses in the same currency. The Company had no derivative financial instruments as of December 31, 2002 or 2001.

2.     ACQUISITIONS

       On October 23, 2002, the Company acquired all outstanding shares of Mt. West Fabrication Plants and Stations, Inc., Process Electric and Control, Inc., Process Engineering Design, Inc. and Pacific Industrial Electric, Inc. (collectively, "Mt. West Group"). Mt. West Group provides design-build services, including engineering, procurement and construction services to the energy industry, primarily in the western United States, thereby expanding the Company's services in the United States. The purchase price of $13,711 was based on a multiple of cash flow and consisted of $4,591 cash and acquisition costs and 950,000 shares of common stock valued at $ 9,120 (based on the average market price of the Company's common shares over the two-day period before and after the date a definitive purchase agreement was signed). In addition, the purchase price will be adjusted by an earn-out amount equal to 25 percent of the combined net income of Mt. West Group for the 24-month period following the date of acquisition. Any earn-out amounts due shall be payable in cash upon completion of the earn-out period. The transaction was accounted for as a purchase.

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

       None of the goodwill created as a result of these acquisitions is expected to be deductible for tax purposes.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.     ACQUISITIONS (CONTINUED)

       The fair value of the net assets acquired from these acquisitions was as follows:


                                               Mt. West              MSI                  RPI
                                             ------------        ------------        ------------
Current assets                               $     15,799        $      3,549        $      6,615
Property, plant and equipment                       3,544               3,318               3,523
Current liabilities                                (9,173)             (1,080)             (3,044)
Deferred income taxes                                (808)               (482)               (515)
Term debt                                              --                (416)               (335)
                                             ------------        ------------        ------------


                                                    9,362               4,889               6,244
Goodwill, included in other assets                  4,349               3,406                 977
                                             ------------        ------------        ------------

                                             $     13,711        $      8,295        $      7,221
                                             ============        ============        ============

       The unaudited pro forma results of operations for the RPI acquisition, had the acquisition occurred January 1, 2000, would not have been materially different from reported results.

       The unaudited pro forma results of operations including the Mt. West Group, as if the acquisition occurred January 1, 2001, and MSI, as if the acquisition occurred January 1, 2000, would have been:

                                                         Year Ended December 31,
                                           ----------------------------------------------------
                                              2002                2001                2000
                                           -----------         -----------         -----------
Revenue                                    $   665,197         $   459,199         $   327,411
Net income (loss)                               31,902              21,966             (14,825)

Income (loss) per common share:
    Basic                                  $      1.68         $      1.42         $     (1.05)
                                           ===========         ===========         ===========
    Diluted                                $      1.64         $      1.36         $     (1.05)
                                           ===========         ===========         ===========

3.     CONTRACTS IN PROGRESS

       Most contracts allow for progress billings to be made during the performance of the work. These billings may be made on a basis different from that used for recognizing revenue. Contracts in progress for which cost and recognized income exceed billings or billings exceed cost and recognized income consist of:


                                                                        December 31,
                                                            --------------------------------
                                                                2002                2001
                                                            ------------        ------------
Costs incurred on contracts in progress                     $    608,638        $    310,926
Recognized income                                                106,122              65,473
                                                            ------------        ------------

                                                                 714,760             376,399
Progress billings and advance payments                           697,973             379,454
                                                            ------------        ------------

                                                            $     16,787        $     (3,055)
                                                            ============        ============


Contract cost and recognized income not yet billed          $     27,880        $     17,006
Contract billings in excess of cost and
  recognized income                                              (11,093)            (20,061)
                                                            ------------        ------------

                                                            $     16,787        $     (3,055)
                                                            ============        ============

       During the year ended December 31, 2000, the costs to complete a project in Australia exceeded the cost to complete estimate at December 31, 1999, by $14,500. This resulted in a loss on the project in 2000 of the same amount.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

4.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, consist of:


                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                          2002               2001
                                                                                        ----------        -----------

         Construction equipment                                                          $   54,428       $    49,201
         Marine equipment                                                                    54,664            51,154
         Transportation equipment                                                            24,372            20,795
         Land, buildings, furniture and equipment                                            36,900            26,658
                                                                                        -----------       -----------

                                                                                            170,364           147,808
         Less accumulated depreciation and amortization                                      93,103            79,459
                                                                                        -----------       -----------

                                                                                        $    77,261       $    68,349
                                                                                        ===========       ===========

5.     JOINT VENTURES

       The Company has had investments during the past three years, ranging from 10 percent to 50 percent, in joint ventures that operate in similar lines of business as the Company. Investments consist of a 10 percent interest in a consortium for work in Venezuela, a 35 percent interest in a joint venture for work in Australia and a 50 percent interest in a joint venture for work in Africa. Interests in these unconsolidated ventures are accounted for under the equity-method in the consolidated balance sheets and on a proportionate consolidation basis in the consolidated statements of operations.

       The Company's proportionate share of revenue and contract cost included in the consolidated statements of operations from these ventures consist of:


                                                                                      Year Ended December 31,
                                                                         --------------------------------------------
                                                                           2002             2001             2000
                                                                         ---------      -----------       -----------

         Contract revenue                                                $ 127,643      $    42,483       $    25,546
         Contract cost                                                     105,285           31,637            39,913

       The Company's investments in and advances to these ventures consist of:


                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                            2002              2001
                                                                                        -----------       -----------

         Due from joint ventures, included in accounts receivable                       $     4,662       $     5,313
         Investment in joint ventures                                                        16,745             7,686

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

5.     JOINT VENTURES (CONTINUED)

       Summarized balance sheet information for the significant joint venture in Africa (accounted for under the equity-method in the consolidated balance sheets) is as follows:


                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                           2002               2001
                                                                                        ---------          ----------

         Current assets                                                                 $   29,661         $   31,221
         Non-current assets                                                                 17,380             16,257
                                                                                        ----------         ----------

         Total                                                                          $   47,041         $   47,478
                                                                                        ==========         ==========

         Liabilities, current                                                           $   25,484         $   44,471
         Equity                                                                             21,557              3,007
                                                                                        ----------         ----------

         Total                                                                          $   47,041         $   47,478
                                                                                        ==========         ==========

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities consist of:


                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                           2002               2001
                                                                                        ---------         -----------

         Trade payables                                                                 $   47,666        $    48,312
         Payrolls and payroll liabilities                                                   16,639              9,914
         Equipment reconditioning and overhaul reserves                                      2,277              2,136
                                                                                        ----------        -----------

                                                                                         $  66,582        $    60,362
                                                                                         =========        ===========

7.    NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consist of the following:


                                                                          December 31,
                                                                   ----------------------------
                                                                        2002         2001
                                                                   ------------   ------------

$125,000 revolving credit agreement with a syndicated bank group   $         --   $     39,000
Other obligations                                                         1,171            284
                                                                   ------------   ------------
Total long-term debt                                                      1,171         39,284
Less current portion                                                      1,171            284
                                                                   ------------   ------------

Long-term debt, less current portion                               $         --   $     39,000
                                                                   ============   ============


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

varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $3,019, net of accumulated amortization of $881, associated with the new credit agreement are included in other assets at December 31, 2002 and are being amortized over 24 months.

       As of December 31, 2002, there were no amounts borrowed under the credit agreement. We had $52,838 of letters of credit outstanding, leaving $72,162 available for letters of credit or $43,984 for borrowings or a combination thereof.

       Other obligations include various notes payable, generally related to equipment and insurance financing, and local revolving credit facilities. All are at market interest rates, and are collateralized by certain vehicles, equipment and/or real estate.

       The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6,307 at December 31, 2002. There were no outstanding borrowings at December 31, 2002 or 2001.

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

       Plan assets of the pension plans consisted primarily of listed stocks and bonds. Pension plan assets totaling $494 in 2002 and $35,985 in 2001 were distributed to plan participants. By December 31, 2002, all assets had been distributed to plan participants. The post-retirement medical benefit plan had no assets. Upon termination of these plans in 2001, all benefits ceased and the liabilities relating to the accrued cost of future benefits were reversed resulting in non-cash, non-taxable gains of $9,204, which are reflected as a reduction of operating expenses in the 2001 consolidated statements of operations.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

8.     RETIREMENT BENEFITS (CONTINUED)

       Benefit expense for these plans included the following components:


                                                     Pension Benefits                         Postretirement Medical Benefits
                                       --------------------------------------------    --------------------------------------------
                                                 Year Ended December 31,                         Year Ended December 31,
                                       --------------------------------------------    --------------------------------------------
                                           2002           2001             2000            2002            2001            2000
                                       ------------    ------------    ------------    ------------    ------------    ------------

Service cost                           $         --    $        714    $      1,084    $         --    $         56    $        119
Interest cost                                    --           2,260           2,347              --             215             365
Expected return on plan assets                   --          (2,418)         (3,155)             --              --              --
Recognized net actuarial loss (gain)             --            (323)           (960)             --             (27)            (93)
Amortization of transition asset                 --             (29)            (29)             --              --              --
Amortization of prior service cost               --              45             133              --             (12)            (22)
Curtailment                                      --              73              --              --              --              --
Amendments                                       --            (220)            170              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                                 --             102            (410)             --             232             369
Settlement gain                                  --          (3,170)             --              --          (6,034)             --
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                       $         --    $     (3,068)   $       (410)   $         --    $     (5,802)   $        369
                                       ============    ============    ============    ============    ============    ============

       The retirement benefit obligations were determined using a weighted-average discount rate 7.75 percent at December 31, 2000. For pension benefits the rate of increase in future pay increases was 5.5 percent at December 31, 2000, and assets were expected to have a long-term rate of return of 8.5 percent. The transition asset was being amortized over 15 years.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

8.     RETIREMENT BENEFITS (CONTINUED)

       The following table sets forth the changes in benefit obligations and plan assets and the reconciliation of the funded status of the plans to the accrued benefit cost:



                                                   Pension Benefits                    Postretirement Medical Benefits
                                     -----------------------------------------    ----------------------------------------
                                              Year Ended December 31,                    Year Ended December 31,
                                     -----------------------------------------    ----------------------------------------
                                        2002           2001            2000          2002          2001           2000
                                     -----------    -----------    -----------    -----------   -----------    -----------
Change in benefit obligations:
  Benefit obligations, beginning
     of year                         $       494    $    32,289    $    30,107    $        --   $     5,540    $     4,557
  Service cost                               377            714          1,084             --            56            119
  Interest cost                               --          2,260          2,347             --           215            364
  Plan participants' contribution             --            295            390             --            60            121
  Amendments                                  --            326            170             --            --             --
  Actuarial loss (gain)                       --            595             92             --            --            778
  Curtailment                                 --             --             --             --        (5,381)            --
  Benefits paid                             (871)       (35,985)        (1,901)            --          (490)          (399)
                                     -----------    -----------    -----------    -----------   -----------    -----------
  Benefit obligations, end of year            --            494         32,289             --            --          5,540
                                     -----------    -----------    -----------    -----------   -----------    -----------

Change in plan assets:
  Plan assets at fair value,
     beginning of year                       494         35,444         37,709             --            --             --
  Actual return on plan assets                --           (858)          (754)            --            --             --
  Employer contribution                      377          1,598             --             --           430            278
  Plan participants' contribution             --            295            390             --            60            121
  Benefits paid                             (871)       (35,985)        (1,901)            --          (490)          (399)
                                     -----------    -----------    -----------    -----------   -----------    -----------
  Plan assets at fair value,
     end of year                              --            494         35,444             --            --             --
                                     -----------    -----------    -----------    -----------   -----------    -----------

Reconciliation:
  Funded status, plan assets over
     (under) benefit obligations              --             --          3,155                           --         (5,540)
  Unrecognized net actuarial gain             --             --         (8,466)            --            --           (514)
  Transition asset at
     January 1, 1987                          --             --            (29)            --            --             --
  Unrecognized prior service cost             --             --            844             --            --           (177)
  Adjustment for minimum liability            --             --             --             --            --             --
                                     -----------    -----------    -----------    -----------   -----------    -----------

  Accrued benefit cost               $        --    $        --    $    (4,496)   $        --   $        --    $    (6,231)
                                     ===========    ===========    ===========    ===========   ===========    ===========

       The Company has a defined contribution plan that is funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of 4 percent of salary in the form of cash or WGI common stock, as elected by the employee. Company contributions for this plan were $1,038 (including $422 of WGI common stock) in 2002, $905 (including $306 of WGI common stock) in 2001, and $616 (including $243 of WGI common stock) in 2000.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

9.     INCOME TAXES

       The provision for income taxes represents income taxes arising as a result of operations, credits for revision of previous estimates of income taxes payable in a number of countries and a credit recognizing the tax benefit of a portion of the Company's tax losses carried forward. The Company is not subject to income tax in Panama on income earned outside of Panama. All income has been earned outside of Panama. The relationship between income (loss) before income taxes and the provision for income taxes is affected by the method of determining income taxes in the countries in which the Company operates. The effective consolidated tax rate differs from the U.S. federal statutory tax rate as taxable income and operating losses from different countries cannot be offset and tax rates and methods of determining taxes payable are different in each country.

       Income (loss) before income taxes and the provision for income taxes in the consolidated statements of operations consist of:


                                                   Year Ended December 31,
                                       --------------------------------------------
                                          2002             2001             2000
                                       ------------    ------------    ------------
Income (loss) before income taxes:
     Other countries                   $     20,000    $      8,935    $    (12,240)
     United States                           15,197          20,529           1,905
                                       ------------    ------------    ------------

                                       $     35,197    $     29,464    $    (10,335)
                                       ============    ============    ============
Provision for income taxes:
     Current provision:
         Other countries               $      4,446    $      5,563    $      5,818
         United States:
             Federal                          3,551           4,991             365
             State                            1,354           1,296             267
                                       ------------    ------------    ------------

                                              9,351          11,850           6,450
                                       ------------    ------------    ------------
     Deferred tax expense (benefit):
         United States                       (2,653)         (1,497)         (1,193)
         Other countries                     (1,250)             31              --
                                       ------------    ------------    ------------

                                             (3,903)         (1,466)         (1,193)
                                       ------------    ------------    ------------

Total provision for income taxes       $      5,448    $     10,384    $      5,257
                                       ============    ============    ============

The Company's provision for income taxes differed from the United States statutory federal income tax rate of 34% due to the following:


                                                                 Year Ended December 31,
                                                       --------------------------------------------
                                                           2002            2001            2000
                                                       ------------    ------------    ------------

Tax at U.S. statutory rate                             $     11,967    $     10,018    $     (3,514)
Non-U.S. (income) loss taxed at other
  than U.S. rates                                            (6,800)         (3,038)          4,161
Non-U.S. income tax                                           3,196           5,563           5,818
State tax, net of federal benefit                               894             855             176
Non-U.S. income taxed in U.S.                                   113             784              --
Other, net                                                     (613)            973            (191)
Termination of benefit plans                                     --          (2,433)             --
Adjustment to deferred tax asset valuation allowance         (3,309)         (2,338)         (1,193)
                                                       ------------    ------------    ------------

                                                       $      5,448    $     10,384    $      5,257
                                                       ============    ============    ============

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

9.     INCOME TAXES (CONTINUED)

       The principal components of the Company's net deferred tax assets are:


                                                                        December 31,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
Deferred income tax assets:
     General business credit carryforwards                    $         --    $        425
     Self insured medical accrual                                      182             229
     Accrued vacation                                                  342             354
     Non-U.S. tax net operating loss carryforwards                  14,909          12,724
     U.S. tax net operating loss carryforwards                       4,898           5,375
     Other                                                             490              52
                                                              ------------    ------------
                                                                    20,821          19,159
     Valuation allowance                                           (13,799)        (16,033)
                                                              ------------    ------------

     Deferred income tax assets, net of valuation allowance          7,022           3,126

Deferred income tax liabilities:
     Property and equipment                                         (2,290)         (1,458)
                                                              ------------    ------------

Net deferred income tax assets, included in other assets      $      4,732    $      1,668
                                                              ============    ============


         The net deferred income tax assets (liabilities) is as follows:


                                                                      December 31,
                                                              ---------------------------
                                                                  2002            2001
                                                              ------------   ------------

     United States                                            $      4,019   $      2,175
     Other countries                                                   713           (507)
                                                              ------------   ------------

Net deferred income tax assets                                $      4,732   $      1,668
                                                              ============   ============

       The Company has $14,405 in United States net operating loss carryforwards at December 31, 2002. The United States net operating loss carryforwards will expire, unless utilized, beginning in 2005 and ending December 31, 2013. The carryforwards available on an annual basis are limited. The Company has assessed its United States operations including past earnings history and projected future earnings, and the limitations and expiration dates of the U.S. net operating loss carryforwards and other tax assets, and has determined that it is more likely than not that the $4,019 of U.S. net deferred tax assets at December 31, 2002, will be realized.

       At December 31, 2002, the Company has nonexpiring operating loss carryforwards in the United Kingdom of $31,105 (Pound Sterling19,320), and a net operating loss carryforward expiring over three years in Venezuela of $3,392 (Bolivars 4,752,000). The deferred tax assets applicable to these operating loss carryforwards at December 31, 2002 and 2001 are fully reserved by a valuation allowance. At December 31, 2002, the Company has nonexpiring operating loss carryforwards in Bolivia of $4,441 (Bolivars 33,532). The Company has assessed its Bolivia operations and has determined it is more likely than not that the $1,110 deferred tax asset related to these net operating loss carryforwards at December 31, 2002, will be realized.

       In connection with the acquisitions of Mt. West Group in 2002 and MSI in 2001, the Company recorded $808 and $482, respectively, of deferred tax liabilities relating primarily to differences between the financial statement carrying values of the assets acquired and their tax bases.

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

11.    STOCK OWNERSHIP PLANS

       During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the "1996 Plan") with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the "Director Plan") with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan, and the Director Plan, was increased to 3,125,000, and 225,000, respectively, by shareholder approval.

       Options granted under the 1996 Plan vest over a three to four year period. Options granted under the Director Plan vest six months after the date of grant. At December 31, 2002, the 1996 Plan had 567,088 shares and the Director Plan had 139,000 shares available for grant. Certain provisions allow for accelerated vesting based on increases of share prices.

       The Company's stock option activity and related information consist of:


                                                                  Year Ended December 31,
                              --------------------------------------------------------------------------------------------------
                                           2002                             2001                               2000
                              ------------------------------    ------------------------------    ------------------------------
                                                Weighted-                        Weighted-                          Weighted-
                                                Average                           Average                           Average
                                Shares       Exercise Price       Shares       Exercise Price       Shares        Exercise Price
                              -----------    ---------------    -----------    ---------------    -----------    ---------------
Outstanding, beginning
  of year                       1,851,800    $          9.64      1,859,550    $          7.62      1,479,550    $          8.20
Granted                           218,912              12.56        559,500              13.54        651,500               5.70
Exercised                         497,813               8.38        496,250               7.02         40,500               5.12
Forfeited                          12,000               6.24         71,000               6.12        231,000               6.34
                              -----------    ---------------    -----------    ---------------    -----------    ---------------


Outstanding, end of year        1,560,899    $         10.48      1,851,800    $          9.64      1,859,550    $          7.62
                              ===========    ===============    ===========    ===============    ===========    ===============


Exercisable at end of year        875,399    $          9.94        975,500    $          9.00      1,186,425    $          8.42
                              ===========    ===============    ===========    ===============    ===========    ===============

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

11.    STOCK OWNERSHIP PLANS (CONTINUED)

       The weighted-average fair value of options granted during the year was $4.05 in 2002 ($6.47 in 2001 and $2.56 in 2000). Exercise prices for options outstanding, weighted-average remaining life and weighted-average exercise price by ranges of exercise prices at December 31, 2002 are:


                                                               Weighted              Weighted
       Range of                         Options                 Average              Average
    Exercise Prices                    Outstanding          Remaining Life        Exercise Price
--------------------                   ------------         --------------        --------------

$  5.06 - $  6.94                           553,591             6.9 Years          $       5.89

$  7.26 - $ 11.75                           328,750             6.6 Years                  8.86

$ 12.70 - $ 19.44                           678,558             7.9 Years                 15.00
                                       ------------          ------------          ------------

$  5.06 - $ 19.44                         1,560,899             7.3 Years          $      10.48
                                       ============          ============          ============

       The number of vested options and weighted-average exercise price by ranges of exercise prices at December 31, 2002 are:

                                                            Weighted
      Range of                         Vested                Average
   Exercise Prices                     Options            Exercise Price
--------------------                ------------          --------------
 $  5.06 - $ 6.94                        360,966           $       6.02
 $  7.26 - $ 11.75                       200,250                   9.23
 $ 12.70 - $ 19.44                       314,183                  14.90
                                    ------------           ------------

 $  5.06 - $19.44                        875,399           $       9.94
                                    ============           ============


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

12.    COMMON STOCK OFFERING

       On May 14, 2002, the Company completed a public offering of its common shares at $17.75 per share; 4,356,750 shares were sold by the Company. The underwriters exercised options to purchase all shares available for over-allotments. The Company received $71,902 in proceeds, after the underwriting discount and offering costs, which were used to repay indebtedness under the prior credit agreement and for working capital and general corporate purposes.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

13.    EARNINGS (LOSS) PER SHARE

       Basic and diluted earnings (loss) per share are computed as follows:


                                                               Year Ended December 31,
                                                  -----------------------------------------------
                                                       2002             2001             2000
                                                  -------------    -------------    -------------

Net income (loss) applicable to common shares     $      29,749    $      19,080    $     (15,592)
                                                  =============    =============    =============

Weighted average number of common shares
    outstanding for basic earnings per share         18,271,492       14,442,035       14,017,857

Weighted average number of dilutive potential
    common shares outstanding                           450,267          632,131               --
                                                  -------------    -------------    -------------

Weighted average number of common shares
    outstanding for diluted earnings per share       18,721,759       15,074,166       14,017,857
                                                  =============    =============    =============

Earnings (loss) per common share:

     Basic                                        $        1.63    $        1.32    $       (1.11)
                                                  =============    =============    =============

     Diluted                                      $        1.59    $        1.27    $       (1.11)
                                                  =============    =============    =============

       At December 31, 2002, there were 405,092 potential common shares (449,750 at December 31, 2001 and 1,859,550 at December 31, 2000) excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect.

14.    SEGMENT INFORMATION

       The Company operates in a single operating segment providing construction, engineering and specialty services to the oil, gas and power industries. Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

       Customers representing more than 10 percent of total contract revenue are as follows:


                                          Year Ended December 31,
                             ----------------------------------------------
                                 2002             2001             2000
                             ------------     ------------     ------------
Customer A                             29%              18%              -%
Customer B                             16               --               --
Customer C                             --               17               --
Customer D                             --               14               44
Customer E                             --               10               11
Customer F                             --               10               --
                             ------------     ------------     ------------

                                       45%              69%              55%
                             ============     ============     ============

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

14.    SEGMENT INFORMATION (CONTINUED)


       Information about the Company's operations in its significant work countries is shown below:


                                                           Year Ended December 31,
                                            --------------------------------------------------
                                                2002               2001               2000
                                            ------------       ------------       ------------
Contract revenue:
     United States (1)                      $    231,552       $    205,292       $     92,998
     Cameroon                                    136,149             34,808                806
     Offshore West Africa                         59,285             44,027             17,727
     Nigeria                                      47,826             67,365            143,023
     Bolivia                                      47,383                 --                 --
     Dominican Republic                           17,744                 --                 --
     Oman                                         17,244             14,303             12,908
     Canada                                       13,685              3,334                 --
     Venezuela                                    12,835             16,968             26,111
     Australia                                        --              4,037             20,687
     Other                                            --                 --                 30
                                            ------------       ------------       ------------
                                            $    583,703       $    390,134       $    314,290
                                            ============       ============       ============
Long-lived assets:
     United States                          $     24,298       $     17,346       $     15,404
     Nigeria                                      21,291             21,305             24,541
     Offshore West Africa                         11,070             11,399              7,411
     Cameroon                                      7,262              9,709                 --
     Venezuela                                     7,304              6,640              9,699
     Oman                                          5,139              4,464              4,298
     Canada                                        3,852              3,258                 --
     Bolivia                                       3,503                 --                 --
     Other                                           199                193              1,212
                                            ------------       ------------       ------------
                                            $     83,918       $     74,314       $     62,565
                                            ============       ============       ============

(1) Net of intercountry revenue of $25,849 in 2002, $59,284 in 2001 and $6,481 in 2000.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

15.    CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

       The Company provides construction, engineering and specialty services to the oil, gas and power industries. The Company's principal markets are currently Africa, the Middle East, South America and North America. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements.

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

       In connection with the Company's 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid, and expires in March 2004. The commitment as of December 31, 2002 totals approximately $3,300, the maximum amount of future payments the Company could be required to make.

       From time to time the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company's customers may require the Company to provide letters of credit or insurance bonds with regard to the Company's performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. In connection with the Chad-Cameroon Pipeline Project joint venture, the Company issued a letter of credit to an equipment leasing company equal to 50% of total lease payments, the Company's share of the joint venture. The letter of credit reduces as lease payments are made and expires in June 2003. The commitment can be called upon as a result of failure to make lease payments. At December 31, 2002, the Company had $62,301 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of December 31, 2002, related to these commitments.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

15.    CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

       In connection with our 50% interest in a joint venture related to the Chad-Cameroon Pipeline Project, we are joint and severally liable for the performance of our joint venturer. In the event our joint venturer were unable to fulfill their responsibilities associated with the project, we would be required to fulfill their duties. In doing so, we would recognize the income or losses, if any, associated with our fulfilling the duties of our joint venturer. At December 31, 2002, the project is approximately 80% complete and is estimated to produce contract income. However, there is no limitation to the maximum future potential payments we could be required to make in the event the project were to result in contract losses. We have no liability recorded as of December 31, 2002, related to this commitment.

       In 1997 the Company entered into lease agreements with a special-purpose leasing partnership for land and an office building for the engineering group in Tulsa, Oklahoma. In July 2002, the Company acquired the assets for $5,500, thereby eliminating the lease agreements and related commercial commitments.

       The Company is a party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company's financial position.

       The Company has certain operating leases for office and camp facilities. Rental expense, excluding daily rentals and reimbursable rentals under cost plus contracts, was $1,782 in 2002, $2,596 in 2001, and $3,166 in 2000. Minimum lease commitments under operating leases as of December 31, 2002, totaled $4,727 and are payable as follows: 2003, $1,288; 2004, $1,088; 2005, $1,051; 2006, $566;
2007, $187 and later years, $555.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Selected unaudited quarterly financial data for the years ended December 31, 2002 and 2001, is as follows:


                               First           Second          Third          Fourth
                              Quarter         Quarter         Quarter         Quarter(a)        Year
                            ------------    ------------    ------------    ------------    ------------
December 31, 2002:
     Contract revenue       $    147,497    $    148,149    $    151,699    $    136,358    $    583,703
     Operating income             10,548          12,181           8,521           7,047          38,297
     Income before
       income taxes                9,422          10,803           7,834           7,138          35,197
     Net income                    4,613           7,609           7,935           9,592          29,749
     Earnings per share:
       Basic                         .31             .42             .40             .47            1.63
       Diluted                       .30             .41             .40             .46            1.59

December 31, 2001:
     Contract revenue       $     65,732    $     78,839    $    113,343    $    132,220    $    390,134
     Operating income              2,972           8,022           8,147          13,514          32,655
     Income before
       income taxes                2,496           7,399           6,908          12,661          29,464
     Net income                      780           7,093           2,642           8,565          19,080
     Earnings per share:
       Basic                         .06             .49             .18             .58            1.32
       Diluted                       .05             .47             .17             .56            1.27



       (a) Included in Fourth Quarter 2002 is a $3,309 deferred income tax benefit resulting from a reduction in the deferred tax valuation allowance. Included in Fourth Quarter 2001 are non-taxable gains of $3,626 on termination of benefit plans.

       The Company derives its revenue from contracts with durations from a few weeks to several months or in some cases, more than a year. Unit-price contracts provide relatively even quarterly results. However, major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the method by which revenue is recognized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item with respect to our directors is incorporated by reference from the sections of our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The information required by this Item with respect to our executive officers appears in Item 4A of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The information required by this Item, other than the information required by Item 201(d) of Regulation S-K, is incorporated by reference from the sections of the Proxy Statement entitled "Principal Stockholders and Security Ownership of Management. The information required by Item 201(d) of Regulation S-K is set forth below.

                      EQUITY COMPENSATION PLAN INFORMATION

       The following table provides information as of December 31, 2002, concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

                                                                                                  Number of
                                                                                                  Securities
                                                                                                   Remaining
                                                                                                 Available for
                                                          Number of                              Future Issuance
                                                       Securities to be   Weighted Average        Under Equity
                                                         Issued Upon       Exercise Price        Compensation
                                                         Exercise of            of                  Plans
                                                         Outstanding        Outstanding           (Excluding
                                                           Options,            Options,           Securities
                                                           Warrants           Warrants           Reflected in
                                                          And Rights         And Rights           Column (a))
                                                       ----------------   ----------------       ---------------
Plan Category

Equity compensation plans approved by                           (a)
security holders                                             1,560,899       $       10.48             706,088
Equity compensation plans
not approved by security holders                                    --                  --                  --
                                                         -------------       -------------       -------------

Total                                                        1,560,899       $       10.48             706,088(1)
                                                         =============       =============       =============

(1) Represents the total number of shares available for issuance under (a) our 1996 Stock Plan pursuant to stock options, stock appreciation rights or restricted stock and (b) our Director Stock Plan pursuant to stock options. All of the 567,088 shares available for issuance under our 1996 Stock Plan may be awarded as restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference from the sections of the Proxy Statement entitled "Certain Transactions."

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements:

     Our financial statements and those of our subsidiaries and independent auditors' report are listed in Item 8 of this Form 10-K.

                                                                                                        2002
                                                                                                      Form 10-K
                                                                                                       Page(s)
                                                                                                      ---------
     (2)   Financial Statement Schedule:

     Independent Auditors' Report.............................................................           74
     Schedule II - Consolidated Valuation and Qualifying Accounts.............................           75

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

3.1 Amended and Restated Articles of Incorporation of Willbros Group, Inc. (Filed as Exhibit 3.1 to our report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002).

3.2 Restated By-Laws of Willbros Group, Inc. (Filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the "S-1 Registration Statement")).

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

10.1 Credit Agreement dated June 14, 2002, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as administrative agent, certain financial institutions, and Canadian Imperial Bank of Commerce, as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).

10.2* Form of Indemnification Agreement between our officers and us (Filed as Exhibit 10.7 to the S-1 Registration Statement).

10.3* Form of Indemnification Agreement between our directors and us (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.4* Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.8 to the S-1 Registration Statement).

10.5* Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.6* Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001, (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.7* Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the "1996 Form 10-K")).

10.8* Form of Non-Qualified Stock Option Agreement under the Willbros Group, inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.9* Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.10* Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002 (the "2001 Form 10-K")).

10.11* Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.12* Form of Secured Promissory Note under the Willbros Group, Inc. Employee Stock Purchase Program (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.13*   Willbros Group, Inc. Severance Plan dated January 1, 1999 (Filed as
         Exhibit 10.22 to our report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999).

10.14 Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.15* Separation Agreement and Release dated May 30, 2002, between Willbros USA, Inc. and Larry J. Bump (Filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.16* Consulting Services Agreement dated June 1, 2002, between Larry J. Bump and us (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

21.      Subsidiaries.

23.      Consent of KPMG LLP, included on page 73 of this Form 10-K.

99.1     Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

----------

*        Management contract or compensatory plan or arrangement.

Reports on Form 8-K.

(b)      No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WILLBROS GROUP, INC.


Date:  March 24, 2003             By: /s/ Michael F. Curran
                                     --------------------------------------
                                         Michael F. Curran
                                         President and   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          SIGNATURE                                 TITLE                                          DATE
          ---------                                 -----                                          ----

/s/  Larry J. Bump                        Director and Chairman of the Board                 March 24, 2003
--------------------------------------
Larry J. Bump


/s/  Michael F. Curran                    Director, Vice Chairman of the Board,              March 24, 2003
--------------------------------------    President and Chief Executive Officer
Michael F. Curran                         (Principal Executive Officer)


/s/  Warren L. Williams                   Senior Vice President,
--------------------------------------    Chief Financial Officer and Treasurer              March 24, 2003
Warren L. Williams                        (Principal Financial Officer and Principal
                                          Accounting Officer)


/s/  Guy E. Waldvogel                     Director                                           March 24, 2003
--------------------------------------
Guy E. Waldvogel


/s/  Peter A. Leidel                      Director                                           March 24, 2003
--------------------------------------
Peter A. Leidel


/s/  John H. Williams                     Director                                           March 24, 2003
--------------------------------------
John H. Williams


/s/  Michael J. Pink                      Director                                           March 24, 2003
--------------------------------------
Michael J. Pink


/s/  James B. Taylor, Jr.                 Director                                           March 24, 2003
--------------------------------------
James B. Taylor, Jr.


/s/  Rodney B. Mitchell                   Director                                           March 24, 2003
--------------------------------------
Rodney B. Mitchell

                                 CERTIFICATIONS

       I, Michael F. Curran, certify that:

       1. I have reviewed this annual report on Form 10-K of Willbros Group, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date                           March 24, 2003
     ----------------------------------------------------

/s/ Michael F. Curran, Chief Executive Officer
---------------------------------------------------------

       I, Warren L. Williams, certify that:

       1. I have reviewed this annual report on Form 10-K of Willbros Group, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date             March 24, 2003
     ---------------------------------------------


/s/ Warren L. Williams, Chief Financial Officer
--------------------------------------------------

    INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   AND CONSENT


The Stockholders and Board of Directors
Willbros Group, Inc.:

The audits referred to in our report dated February 12, 2003 included the related consolidated financial statement schedule as of December 31, 2002 and for each of the years in the three-year period ended December 31, 2002. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statements (Nos. 333-18421, 333-21399, 333-53748 and 333-74290) on Form S-8 and (Nos.
333-96201, 333-63096 and 333-101448) on Form S-3 of Willbros Group, Inc. of our
reports dated February 12, 2003, relating to the consolidated balance sheets of Willbros Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002 and the related financial statement schedule, which reports appear in the December 31, 2002 annual report on Form 10-K of Willbros Group, Inc. Our report on the consolidated financial statements refers to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and certain provisions from SFAS No. 142, "Goodwill and Other Intangible Assets" in 2001 and the remaining provisions of SFAS No. 142 in 2002.


                                                          /s/ KPMG LLP


Houston, Texas
March 21, 2003

                              WILLBROS GROUP, INC.
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                                    Charged
                                                                  (Credited)
                                                   Balance at       to Costs         Charge           Balance
                                                   Beginning         and            Offs and          at End
   Year Ended               Description             of Year        Expenses           Other           of Year
-----------------     -----------------------     -----------     -----------      -----------      -----------

December 31, 2000     Allowance for bad debts     $     1,267     $      (154)     $      (605)     $       508

December 31, 2001     Allowance for bad debts     $       508     $      (290)     $       516      $       734

December 31, 2002     Allowance for bad debts     $       734     $       (58)     $        49      $       725



December 31, 2000     Overhaul Accrual            $     3,190     $       399      $      (259)     $     3,330

December 31, 2001     Overhaul Accrual            $     3,330     $        --      $    (1,194)     $     2,136

December 31, 2002     Overhaul Accrual            $     2,136     $        --      $       141      $     2,277

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


EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

3.1      Amended and Restated Articles of Incorporation of Willbros Group, Inc.
         (Filed as Exhibit 3.1 to our report on Form 10-Q for the quarter ended
         September 30, 2002, filed November 14, 2002).

3.2      Restated By-Laws of Willbros Group, Inc. (Filed as Exhibit 3.2 to our
         Registration Statement on Form S-1, Registration No. 333-5413 (the "S-1
         Registration Statement")).

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

10.1 Credit Agreement dated June 14, 2002, by and among us, certain designated subsidiaries, Credit Lyonnais New York Branch, as administrative agent, certain financial institutions, and Canadian
         Imperial Bank of Commerce, as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002).

10.2* Form of Indemnification Agreement between our officers and us (Filed as Exhibit 10.7 to the S-1 Registration Statement).

10.3* Form of Indemnification Agreement between our directors and us (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.4*    Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.8 to the S-1
         Registration Statement).

10.5*    Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated
         February 24, 1999 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.6*    Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March
         7, 2001, (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.7*    Form of Incentive Stock Option Agreement under the Willbros Group, Inc.
         1996 Stock Plan (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the "1996 Form
         10-K")).

10.8*    Form of Non-Qualified Stock Option Agreement under the Willbros Group,
         Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.9*    Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the
         S-1 Registration Statement).

10.10*   Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated
         January 1, 2002 (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002 (the "2001
         Form 10-K")).

10.11* Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (Filed as Exhibit 10.2 to our report on Form
         10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.12*   Form of Secured Promissory Note under the Willbros Group, Inc. Employee
         Stock Purchase Program (Filed as Exhibit 10.5 to our report on Form
         10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.13*   Willbros Group, Inc. Severance Plan dated January 1, 1999 (Filed as
         Exhibit 10.22 to our report on Form 10-K for the year ended December
         31, 1998, filed March 31, 1999).

10.14    Registration Rights Agreement dated April 9, 1992, between us and
         Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P.,
         Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1
         Registration Statement).

10.15*   Separation Agreement and Release dated May 30, 2002, between Willbros
         USA, Inc. and Larry J. Bump (Filed as Exhibit 10.3 to our report on
         Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.16* Consulting Services Agreement dated June 1, 2002, between Larry J. Bump and us (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

21.      Subsidiaries.

23.      Consent of KPMG LLP, included on page 73 of this Form 10-K.

99.1     Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.