Form 10-Q
period 2003-03-31
WILLBROS GROUP INC
filed 2003-05-15
CIK 895450

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM__________TO__________

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

         The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of May 14, 2003 was 20,644,842.

================================================================================

PART    I.   FINANCIAL INFORMATION
ITEM    1.   FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    MARCH 31,  DECEMBER 31,
                                                                                      2003         2002
                                                                                    --------   -----------
                                                                                  (UNAUDITED)
                                  ASSETS
Current assets:
      Cash and cash equivalents ...........................................        $  21,934    $  49,457
      Accounts receivable, net.............................................           90,829       94,552
      Contract cost and recognized income not yet billed...................           33,705       27,880
      Prepaid expenses.....................................................           11,535        6,424
                                                                                   ---------    ---------

            Total current assets...........................................          158,003      178,313

Spare parts, net...........................................................            6,534        6,657
Property, plant and equipment, net.........................................           77,001       77,261
Investments in joint ventures..............................................           12,340       16,745
Other assets...............................................................           21,694       19,217
                                                                                   ---------    ---------

            Total assets...................................................        $ 275,572    $ 298,193
                                                                                   =========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long-term debt..................        $     785    $   1,171
      Accounts payable and accrued liabilities.............................           54,354       66,582
      Accrued income taxes.................................................            3,765        8,567
      Contract billings in excess of cost and recognized income............            9,555       11,093
                                                                                   ---------    ---------

            Total current liabilities......................................           68,459       87,413

Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued...........................                -            -
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 20,680,185 shares issued at March 31, 2003
        (20,615,875 at December 31, 2002)..................................            1,034        1,031
      Capital in excess of par value.......................................          152,185      151,784
      Retained earnings....................................................           56,381       60,954
      Treasury stock at cost, 46,196 shares................................             (345)        (345)
      Notes receivable for stock purchases.................................           (1,315)      (1,315)
      Accumulated other comprehensive income (loss)........................             (827)      (1,329)
                                                                                   ---------    ---------
            Total stockholders' equity.....................................          207,113      210,780
                                                                                   ---------    ---------
            Total liabilities and stockholders' equity.....................        $ 275,572    $ 298,193
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

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS
                                                               ENDED MARCH 31,
                                                        ----------------------------
                                                            2003            2002
                                                        ------------    ------------
Contract revenue ....................................   $     98,936    $    147,497

Operating expenses:
      Contract ......................................         89,139         122,751
      Depreciation and amortization .................          5,668           5,412
      General and administrative ....................          8,980           8,786
                                                        ------------    ------------

                                                             103,787         136,949
                                                        ------------    ------------

            Operating income (loss) .................         (4,851)         10,548

Other expense:
      Interest - net ................................           (399)           (330)
      Other - net ...................................           (354)           (796)
                                                        ------------    ------------

                                                                (753)         (1,126)
                                                        ------------    ------------

            Income (loss) before income taxes .......         (5,604)          9,422

Provision (benefit) for income taxes ................         (1,031)          4,809
                                                        ------------    ------------

            Net income (loss) .......................   $     (4,573)   $      4,613
                                                        ============    ============

Income (loss) per common share:

      Basic .........................................   $       (.22)   $        .31
                                                        ============    ============

      Diluted .......................................   $       (.22)   $        .30
                                                        ============    ============

Weighted average number of common shares outstanding:

      Basic .........................................     20,613,157      14,878,717
                                                        ============    ============

      Diluted .......................................     20,613,157      15,502,406
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

                                                                                                            ACCUMULATED
                                                                                                  NOTES       OTHER
                                                          CAPITAL                              RECEIVABLE     COMPRE-      TOTAL
                                                         IN EXCESS                                FOR         HENSIVE      STOCK-
                                     COMMON STOCK          OF PAR     RETAINED     TREASURY      STOCK        INCOME       HOLDERS'
                                 SHARES      PAR VALUE     VALUE      EARNINGS      STOCK       PURCHASES     (LOSS)       EQUITY
                                 ------      ---------     -----      --------      -----       ---------      ------      ------
Balance,
   January 1, 2003..........    20,615,875  $    1,031  $   151,784  $   60,954   $     (345)    $(1,315)    $  (1,329)  $  210,780

   Comprehensive
     income (loss):
       Net loss.............             -           -            -      (4,573)           -           -             -       (4,573)

       Foreign currency
        translation
          adjustment........             -           -            -           -            -           -           502          502
                                                                                                                         ----------
         Total
           comprehensive
             loss...........                                                                                                 (4,071)

   Issuance of common
     stock under
      employee
       benefit plan.........        13,310           1          103           -            -           -             -          104

   Exercise of stock
     options................        51,000           2          298           -            -           -             -          300
                              ------------  ----------  -----------  ----------   ----------    --------     ---------   ----------
Balance,
   March 31, 2003...........    20,680,185  $    1,034  $   152,185  $   56,381   $     (345)   $ (1,315)    $    (827)  $  207,113
                              ============  ==========  ===========  ==========   ==========    ========     =========   ==========

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                          --------------------
                                                                            2003        2002
                                                                          --------    --------
Cash flows from operating activities:
      Net income (loss) ...............................................   $ (4,573)   $  4,613
      Reconciliation of net income (loss) to net cash provided
        by (used in) operating activities:
          Change in equity in joint ventures, net .....................      4,405      (6,528)
          Depreciation and amortization ...............................      5,668       5,412
          Amortization of debt issue costs ............................        389         112
          Loss (gain) on retirements of property, plant and equipment .       (174)        543
          Non-cash compensation expense ...............................          -         553
          Deferred income tax benefit .................................     (1,862)        169
          Changes in operating assets and liabilities:
              Accounts receivable .....................................      3,803      (9,964)
              Contract cost and recognized income not yet billed ......     (5,825)      1,556
              Prepaid expenses and other assets .......................     (5,777)     (3,867)
              Accounts payable and accrued liabilities ................    (12,345)     14,857
              Accrued income taxes ....................................     (4,862)      1,176
              Contract billings in excess of cost and recognized income     (1,538)    (10,793)
                                                                          --------    --------
                   Cash used in operating activities ..................    (22,691)     (2,161)
Cash flows from investing activities:
      Proceeds from sale of equipment .................................        390           -
      Purchase of property, plant and equipment .......................     (3,772)     (4,860)
      Purchase of spare parts .........................................     (1,504)     (2,138)
                                                                          --------    --------
                   Cash used in investing activities ..................     (4,886)     (6,998)
Cash flows from financing activities:
      Proceeds from long-term debt ....................................          -      21,000
      Proceeds from notes payable .....................................        624       2,192
      Proceeds from common stock ......................................        404       1,381
      Repayments of long-term debt ....................................          -     (23,000)
      Repayment of notes payable to banks .............................     (1,026)       (176)
                                                                          --------    --------
                   Cash provided by financing activities ..............          2       1,397
Effect of exchange rate changes on cash & cash equivalents ............         52        (129)
                                                                          --------    --------
Cash used in all activities ...........................................    (27,523)     (7,891)
Cash and cash equivalents, beginning of period ........................     49,457      19,289
                                                                          --------    --------
Cash and cash equivalents, end of period ..............................   $ 21,934    $ 11,398
                                                                          ========    ========

Non-cash financing activities:
      Non-cash compensation expense ...................................   $      -    $    553
      Issuance of notes receivable for stock purchases ................   $      -    $  1,307
Cash payments made during the period:
      Interest ........................................................   $    105    $    458
      Income taxes ....................................................   $  5,645    $  3,464

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2003, and for all interim periods presented. All adjustments are normal recurring accruals.

         Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2002 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended March 31, 2003, are not necessarily indicative of the operating results to be achieved for the full year.

         Certain reclassifications have been made to the 2002 balances in order to conform with the 2003 presentation.

2.       STOCK-BASED COMPENSATION

         The Company measures stock-based employee compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provides pro-forma disclosure as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." As such, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price.

         If compensation cost for the Company's stock options plans had been determined using the fair value method in SFAS No. 123, the Company's net income
(loss) and income (loss) per share for the three months ended March 31, 2003 and 2002 would have been as shown in the pro forma amounts below:

                                                      2003         2002
                                                  -----------   ----------
Net income (loss) as reported                     $    (4,573)  $    4,613

Add stock-based employee compensation
  included in net income, after tax                         -          553

Less stock-based employee compensation
  determined under fair value method, after tax          (257)      (1,008)
                                                  -----------   ----------

Pro forma net income (loss)                       $    (4,830)  $    4,158
                                                  ===========   ==========

Income (loss) per share:

  Basic, as reported                              $     (0.22)  $    0.31
                                                  ===========   ==========

  Basic, pro forma                                $     (0.23)  $     0.28
                                                  ===========   ==========

  Diluted, as reported                            $     (0.22)  $     0.30
                                                  ===========   ==========

  Diluted, pro forma                              $     (0.23)  $     0.27
                                                  ===========   ==========

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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

3.       NEW ACCOUNTING PRINCIPLES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 in January 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost is recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in these notes to the consolidated financial statements. As described in Note 2, the Company measures stock-based employee compensation using the instrinsic value method rather than the fair value method.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

4.       FOREIGN EXCHANGE RISK

         The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2003, or December 31, 2002.

5.       DEBT

         On June 14, 2002, the Company entered into a new $125,000 credit agreement with a syndicated bank group. The facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $50,000 and are payable at termination on June 14, 2005. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.50% to 0.75%. The credit agreement is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $3,048, net of accumulated amortization of $1,270, associated with the new credit agreement are included in other assets at March 31, 2003 and are being amortized over a 24 month period ending June 2004.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.       EARNINGS PER SHARE

         Basic and diluted earnings per common share for the three months ended March 31, 2003 and 2002, are computed as follows:

                                                                                2003             2002
                                                                           -------------    --------------
Net income (loss) applicable to common shares..........................    $      (4,573)   $        4,613
                                                                           =============    ==============

Weighted average number of common shares out-
  standing for basic earnings per share................................       20,613,157        14,878,717

Effect of dilutive potential common shares from
  stock options........................................................                -           623,689
                                                                           -------------    --------------

Weighted average number of common shares out-
  standing for diluted earnings per share..............................       20,613,157        15,502,406
                                                                           =============    ==============

Earnings (loss) per common share:
     Basic.............................................................    $        (.22)   $          .31
                                                                           =============    ==============
     Diluted...........................................................    $        (.22)   $          .30
                                                                           =============    ==============

       At March 31, 2003, there were 1,505,732 potential common shares (17,500 at March 31, 2002) excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

7.       CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

         The Company provides construction, engineering and specialty services to the oil, gas and power industries. The Company's principal markets are currently Africa, the Middle East, South America and North America. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war and government instability. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements. The Company insures substantially all of its equipment, subject to 20 percent copayments, in countries outside North America against certain political risks and terrorism.

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

         In connection with the Company's 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid, and expires in March 2004. The commitment as of March 31, 2003 totals approximately $3,500, the maximum amount of future payments the Company could be required to make.

         From time to time the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company's customers may require the Company to provide letters of credit or insurance bonds with regard to the Company's performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. In connection with the Chad-Cameroon Pipeline Project joint venture, the Company issued a letter of credit to an equipment leasing company equal to 50% of total lease payments, the Company's share of the joint venture. The letter of credit reduces as lease payments are made and expires in June 2003. The commitment can be called upon as a result of failure to make lease payments. At March 31, 2003, the Company had $55,855 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of March 31, 2003, related to these commitments.

         In connection with the Company's 50% interest in a joint venture related to the Chad-Cameroon Pipeline Project, the Company is joint and severally liable for the performance of the Company's joint venturer. In the event the joint venturer were unable to fulfill its responsibilities associated with the project, the Company would be required to fulfill its duties. In doing so, the Company would recognize the income or losses, if any, associated with the Company fulfilling the duties of its joint venturer. At March 31, 2003, the project is approximately 87% complete and is estimated to produce contract income. However, there is no limitation to the maximum future potential payments the Company could be required to make in the event the project were to result in contract losses. The Company has no liability recorded as of March 31, 2003, related to this commitment.

         The Company is a party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements for the periods ended March 31, 2003 and 2002, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

         A number of factors relating to our business affect the recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontractors, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing materials, permits and approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. Generally, we do not recognize income on a fixed-price contract until the contract is approximately 5% to 10% complete, depending upon the nature of the contract. Costs which are considered to be reimbursable are excluded from the percentage-of-completion calculation. Accrued revenue pertaining to reimbursables is limited to the cost of the reimbursables. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work and variations in the scope of work is recognized when agreement is reached with clients as to both the scope of work and price. Revenue from claims is recognized when agreement is reached with clients as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Revenue from unit-price contracts is recognized as earned. Management believes that our operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

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

         In our report on Form 10-K for the year ended December 31, 2002, we identified and disclosed three critical accounting policies: (a) Revenue
Recognition: Percentage-of-Completion Method; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the three month period ended March 31, 2003.

         We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA decreased to $0.5 million for the three month period ended March 31, 2003, a decrease of $14.6 million compared to the three month period ended March 31, 2002. However, EBITDA is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net earnings or operating income as an indication of our financial performance.

         A reconciliation of EBITDA to net income for the three months ended March 31, 2003 and 2002, is as follows:

                             ($ MILLIONS)                                       2003             2002
                                                                           -------------    --------------
Net income (loss)......................................................    $        (4.6)   $          4.6

Interest - net.........................................................              0.4               0.3

Income taxes ..........................................................             (1.0)              4.8

Depreciation and amortization..........................................              5.7               5.4
                                                                           -------------    --------------

     EBITDA............................................................    $         0.5    $         15.1
                                                                           =============    ==============

         We recognize anticipated contract revenue as backlog when the award of a contract is assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is assured. New contract awards totaled $101.2 million during the quarter ended March 31, 2003. Additions to backlog during the period were as follows: construction, $58.5 million; engineering, $5.2 million; and specialty services, $37.5 million. Backlog decreases by type of service as a result of services performed during the period were as follows: construction, $65.6 million; engineering, $13.8 million; and specialty services, $19.5 million. Backlog at the end of the quarter was up $2.3 million (1%) from December 31, 2002, to $218.3 million and consisted of the following: (a) construction, $125.1 million, down $7.1 million; (b) engineering, $15.4 million, down $8.5 million; and (c) specialty services, $77.8 million, up $17.9 million. Construction backlog consists primarily of the Chad-Cameroon Pipeline Project (see below) as well as construction projects in Offshore West Africa, Venezuela, Oman and the United States. Engineering backlog consists primarily of engineering projects in the United States. Specialty services backlog is primarily attributable to a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10 percent interest in Venezuela, a ten-year contracted gas processing fee at the natural gas processing plant in Opal, Wyoming and other service contracts in the United States and Canada.

         In September 2000, through a joint venture led by a subsidiary of ours, we were awarded a significant project, the scope of which includes the engineering, procurement and construction ("EPC") of a 665-mile (1,070 kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa (the "Chad-Cameroon Pipeline Project"). Pipeline construction activities were nearing completion and demobilization of project equipment and personnel was underway by March 2003. The project is expected to be completed during 2003.

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

         In June 2002, we completed a new $125.0 million credit agreement with a syndicated bank group. The terms of the new facility are discussed in the Liquidity and Capital Resources section of Item 2 of this Form 10-Q.

         On October 23, 2002, we completed the acquisition of four companies (collectively, "Mt. West Group"). Mt. West Group provides design-build services, including engineering, procurement and construction services to the energy industry, primarily in the western United States, and contributed $11.1 million of revenue during the first quarter ended March 31, 2003.

         The government of Venezuela, under Presidente Hugo Chavez, has experienced extreme civil unrest culminating in a national labor strike beginning in December 2002. We suspended all work in Venezuela in December 2002 and resumed work in February 2003 when the impact of the strike had moderated. Although business and commercial activity has not yet returned to pre-strike levels, it has continued to improve.

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

         Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. During 2002, as a result of economic and political events in Venezuela, the Venezuela Bolivar experienced significant devaluation relative to the U.S. dollar. Early in 2003, after additional devaluation, the Venezuelan government froze the rate of currency exchange at 1,600 Bolivars to one U.S. Dollar. Included in other expense for the three month period ended March 31, 2003, is a $0.5 million loss resulting from the translation of our Venezuelan Bolivar denominated monetary assets and liabilities into U.S. dollars. We do not believe that our revenue or results of operations in other areas were adversely affected in this regard during the three month periods ended March 31, 2003 or 2002.

         Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

         Contract revenue decreased $48.6 million (33%) to $98.9 million due to
(a) $17.8 million (21%) of reduced construction revenue due primarily to lower levels of construction on the Chad-Cameroon Pipeline Project and lower activity in Offshore West Africa and the United States, partially offset by revenue from Mt. West Group, which was acquired in October 2002; (b) decreased engineering revenue of $36.1 million (72%) due primarily to a number of significant engineer, procure and construct projects in progress in the United States during the first quarter of 2002 that were not duplicated during the same period in 2003; offset by (c) an increase of $5.3 million (37%) in specialty services revenue principally from operations in Nigeria and Canada. Revenue in the United States decreased $36.2 million (53%) due to a decrease in construction, engineering, and procurement services, partially offset by revenue from Mt. West Group. Revenue from Offshore West Africa decreased $9.4 million (40%) as a result of lower vessel utilization. Chad-Cameroon revenue decreased $7.1 million (24%) resulting from lower levels of construction work as the pipeline project in that area neared completion. Work that began in 2002 on a project in Bolivia resulted in $2.1 million (47%) less revenue in that country in 2003 as the project neared completion. Revenue in Venezuela increased $3.2 million primarily as a result of a larger project in that area that commenced during the third quarter of 2002. Revenue in Canada increased $1.6 million (55%). Nigeria revenue increased $1.5 million (13%). The combined revenue in all other areas decreased $0.1 million (3%).

         Contract costs decreased $33.7 million (27%) to $89.1 million due to a decrease of $10.4 million (15%) in construction services cost and $26.5 million (62%) in engineering services cost, net of a $3.2 million (28%) increase in specialty services cost. Contract costs in three areas were impacted by various factors. In Bolivia, client-supplied defective valves delayed completion of the project resulting in additional costs. The Chad-Cameroon Pipeline Project experienced higher than budgeted demobilization costs in the first quarter of 2003 due in part to the lack of available suitable ships to transport equipment as a result of the conflict in Iraq. In the United States, weather delays and contract variations resulted in additional costs in the area. These combined factors accounted for approximately $8.7 million of additional and unforeseen contract costs, with no corresponding increase in revenue at this time. Variations in contract cost in all other areas were closely related to the variations in contract revenue.

         Depreciation and amortization increased $0.3 million (5%) due to the acquisition of Mt. West Group in October 2002.

         General and administrative expense increased $0.2 million (2%) to $9.0 million. Mt. West Group accounted for $0.8 million of total general and administrative expense during the period. Excluding Mt. West Group, general and administrative expense declined $0.6 million primarily as a result of lower staff compensation and administrative services associated with the reduction in revenue. As a percent of revenue, general and administrative expense increased from 6.0% in 2002 to 9.1% in 2003.

         Operating income decreased $15.4 million (146%) from $10.5 million in 2002 to an operating loss of $4.9 million in 2003, largely as a result of increased contract costs caused by project delays on several projects as discussed above.

         Interest expense increased $0.1 million to $0.4 million. Interest expense in 2003 relates primarily to amortization of debt issue cost resulting from our new credit agreement that was signed in June 2002. Borrowings under our prior credit agreement were paid in full in May 2002, and we have not had any borrowings under the credit facilities since that time.

         Other expense decreased $0.4 million to $0.4 million due primarily to changes in the disposals of older assets in Venezuela and Oman in 2002.

         The provision for income taxes decreased $5.8 million (121%) to a benefit of $1.0 million due to the loss before income taxes. The provision for income taxes is also impacted by income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary requirements for capital are to acquire, upgrade and maintain our equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where we perceive growth opportunities and finance the possible acquisition of new businesses and equity investments. Historically, we have met our capital requirements primarily from operating cash flows, borrowings under our credit facility and more recently from the net proceeds of the common stock offering in May 2002.

         Cash and cash equivalents decreased $27.6 million (56%) to $21.9 million at March 31, 2003, from $49.5 million at December 31, 2002. The decrease was due to cash outflows of $22.7 million for operating activities and $4.9 million used for investing activities (the purchase of equipment and spare parts, net of cash receipts on sales of equipment).

         On May 14, 2002, we completed a public offering of our common shares at $17.75 per share; 4,356,750 shares were sold by us and 985,000 shares were sold by certain selling shareholders. We received approximately $71.9 million in net proceeds, which were used to repay indebtedness under our credit facility and for working capital and general corporate purposes.

         On June 14, 2002, we completed a new $125.0 million credit agreement with a syndicated bank group, replacing the existing facility that was due to expire in February 2003. The facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $50.0 million and are payable at termination on June 14, 2005. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.50% to 0.75%. The credit agreement is collateralized by substantially all of our assets, including stock of our principal subsidiaries, restricts the payment of cash dividends and requires us to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $1.8 million, net of accumulated amortization, associated with the new credit agreement are included in other assets at March 31, 2003, and are being amortized over a 24 month period ending in June 2004.

         At March 31, 2003, there were no amounts borrowed under the credit agreement. We had $46.9 million of letters of credit outstanding leaving $78.1 million available for letters of credit of which up to $37.3 million was available for borrowings as a result of borrowing base limitations.

         We have various other obligations totaling $0.8 million, including notes payable, generally related to equipment financing, and revolving credit facilities. All are at market rates, are collateralized by certain vehicles, equipment or real estate, and mature in 2003.

         We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6.1 million at March 31, 2003. There were no outstanding borrowings at March 31, 2003.

         We do not anticipate any significant collection problems with our customers with regard to contract revenue that has been recognized and the related receivables, including those in countries that may be experiencing economic and/or currency difficulties. Since our customers generally are major oil companies and government entities, and the terms for billing and collecting for work performed are generally established by contracts, we historically have a very low incidence of collectability problems.

         We believe that cash flows from operations and borrowing capacity under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations through March 31, 2004. We estimate capital expenditures for equipment and spare parts to be approximately $25.0 to $35.0 million in 2003. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively; there is not one or two events that should they occur could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political and Economic Risks; Operational Risks" contained in our report on Form 10-K for the year ended December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, which could cause actual results to differ materially from our expectations including:

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

     -    Cancellation of projects

     -    Inclement weather

     -    Project cost overruns and unforeseen schedule delays

     - Failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project

     - Identifying and acquiring suitable acquisition targets on reasonable terms o Obtaining adequate financing

     -    The demand for energy diminishing

     - Downturns in general economic, market or business conditions in our target markets

     - Changes in the effective tax rate in countries where the work is performed

     -    Changes in laws or regulations

     - The risk factors listed in this Form 10-Q and listed in our filings with the Securities and Exchange Commission from time to time

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2003.

         The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2003 due to the generally short maturities of these items. We invest primarily in short-term dollar denominated bank deposits, and at March 31, 2003 did not have any investment in instruments with a maturity of more than 90 days or in any equity securities. We have the ability and expect to hold our investments to maturity.

         Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. In May 2002, subsequent to completing our public offering of common shares, we paid all borrowings on our credit facility and as such at March 31, 2003, none of our indebtedness was subject to variable interest rates. At March 31, 2003, our fixed rate debt approximated fair value based upon discounted future cash flows using current market rates.

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

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K

         Form 8-K dated December 23, 2002, filed on January 10, 2003, reporting under Item 5 delay of projects in Venezuela.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WILLBROS GROUP, INC.

Date: May 15, 2003                By:      /s/ Warren L. Williams
                                      ----------------------------------
                                          Warren L. Williams
                                  Senior Vice President, Chief Financial Officer
                                               And Treasurer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)

                                 CERTIFICATIONS

         I, Michael F. Curran, certifiy that:

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

Date May 15, 2003

By /s/ Michael F. Curran, Chief Executive Officer
   ----------------------------------------------

         I, Warren L. Williams, certifiy that:

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

Date  May 15, 2003

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

   Exhibit
   Number                       Description
-----------  ------------------------------------------------------------
    99.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.