Form 10-Q
period 2003-06-30
WILLBROS GROUP INC
filed 2003-08-13
CIK 895450

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                               PLAZA 2000 BUILDING
                             50TH STREET, 8TH FLOOR
                               APARTADO 0816-01098
                          PANAMA 5, REPUBLIC OF PANAMA
                          TELEPHONE NO.: (507) 213-0947
          (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)


                                 NOT APPLICABLE
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

         The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of August 12, 2003 was 20,679,693.

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                         JUNE 30,        DECEMBER 31,
                                                                           2003              2002
                                                                       ------------      ------------
                                                                       (UNAUDITED)

                                                ASSETS

Current assets:
      Cash and cash equivalents ..................................     $     34,132      $     49,457
      Accounts receivable, net ...................................           67,194            94,552
      Contract cost and recognized income not yet billed .........           47,914            27,880
      Income tax receivable ......................................            1,115                --
      Prepaid expenses ...........................................           11,360             6,424
                                                                       ------------      ------------

            Total current assets .................................          161,715           178,313

Spare parts, net .................................................            6,379             6,657
Property, plant and equipment, net ...............................           80,509            77,261
Investments in joint ventures ....................................           17,753            16,745
Other assets .....................................................           21,189            19,217
                                                                       ------------      ------------

            Total assets .........................................     $    287,545      $    298,193
                                                                       ============      ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long-term debt ........     $      1,267      $      1,171
      Accounts payable and accrued liabilities ...................           67,620            66,582
      Accrued income taxes .......................................               --             8,567
      Contract billings in excess of cost and recognized income ..            6,300            11,093
                                                                       ------------      ------------

            Total current liabilities ............................           75,187            87,413

Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued .................               --                --
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 20,720,818 shares issued at June 30, 2003
        (20,615,875 at December 31, 2002) ........................            1,036             1,031
      Capital in excess of par value .............................          152,423           151,784
      Retained earnings ..........................................           60,506            60,954
      Treasury stock at cost, 46,196 shares ......................             (345)             (345)
      Notes receivable for stock purchases .......................           (1,315)           (1,315)
      Accumulated other comprehensive income (loss) ..............               53            (1,329)
                                                                       ------------      ------------
            Total stockholders' equity ...........................          212,358           210,780
                                                                       ------------      ------------
            Total liabilities and stockholders' equity ...........     $    287,545      $    298,193
                                                                       ============      ============

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS                         SIX MONTHS
                                                         ENDED JUNE 30,                      ENDED JUNE 30,
                                                 ------------------------------      ------------------------------
                                                     2003              2002              2003              2002
                                                 ------------      ------------      ------------      ------------

Contract revenue ...........................     $    122,864      $    148,149      $    221,800      $    295,646

Operating expenses:
      Contract .............................          106,185           121,135           195,324           243,886
      Depreciation and amortization ........            5,524             5,871            11,192            11,283
      General and administrative ...........            8,645             8,962            17,625            17,748
                                                 ------------      ------------      ------------      ------------

                                                      120,354           135,968           224,141           272,917
                                                 ------------      ------------      ------------      ------------

            Operating income (loss) ........            2,510            12,181            (2,341)           22,729

Other income (expense):
      Interest - net .......................             (387)             (358)             (786)             (688)
      Other - net ..........................               66            (1,020)             (288)           (1,816)
                                                 ------------      ------------      ------------      ------------

                                                         (321)           (1,378)           (1,074)           (2,504)
                                                 ------------      ------------      ------------      ------------
            Income (loss) before income
            taxes ..........................            2,189            10,803            (3,415)           20,225

Provision (benefit) for income taxes .......           (1,936)            3,194            (2,967)            8,003
                                                 ------------      ------------      ------------      ------------

            Net income (loss) ..............     $      4,125      $      7,609      $       (448)     $     12,222
                                                 ============      ============      ============      ============

Earnings (loss) per common share:

      Basic ................................     $        .20      $        .42      $       (.02)     $        .74
                                                 ============      ============      ============      ============

      Diluted ..............................     $        .20      $        .41      $       (.02)     $        .71
                                                 ============      ============      ============      ============

Weighted average number of common
  shares outstanding:

      Basic ................................       20,654,760        18,048,527        20,633,959        16,463,622
                                                 ============      ============      ============      ============

      Diluted ..............................       20,844,918        18,685,224        20,633,959        17,093,815
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


                                                                                                           ACCUMULATED
                                                                                                NOTES        OTHER
                                                         CAPITAL                             RECEIVABLE      COMPRE-       TOTAL
                                     COMMON STOCK       IN EXCESS                                FOR         HENSIVE       STOCK-
                               -----------------------    OF PAR     RETAINED     TREASURY      STOCK         INCOME      HOLDERS'
                                 SHARES     PAR VALUE     VALUE      EARNINGS      STOCK      PURCHASES       (LOSS)       EQUITY
                               ----------   ----------  ----------  ----------   ----------  -----------   -----------   ----------

Balance,
  January 1, 2003 ...........  20,615,875   $    1,031  $  151,784  $   60,954   $     (345)  $   (1,315)   $   (1,329)  $  210,780

  Comprehensive
   income (loss):
     Net loss ...............          --           --          --        (448)          --           --            --         (448)

     Foreign currency
      translation adjust ....          --           --          --          --           --           --         1,382        1,382
                                                                                                                         ----------

       Total
         comprehensive
         income .............                                                                                                   934

  Issuance of common
   stock under
   employee
   benefit plan .............      19,193            1         155          --           --           --            --          156

  Exercise of stock
   options ..................      85,750            4         484          --           --           --            --          488
                               ----------   ----------  ----------  ----------   ----------   ----------    ----------   ----------

Balance,
  June 30, 2003 .............  20,720,818   $    1,036  $  152,423  $   60,506   $     (345)  $   (1,315)   $       53   $  212,358
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

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                  ------------------------------
                                                                                      2003              2002
                                                                                  ------------      ------------
Cash flows from operating activities:
      Net income (loss) .....................................................     $       (448)     $     12,222
      Reconciliation of net income (loss) to net cash provided
        by (used in) operating activities:
          Change in equity in joint ventures, net ...........................           (1,008)           (9,702)
          Depreciation and amortization .....................................           11,192            11,283
          Amortization of debt issue cost ...................................              773                95
          Loss (gain) on disposal of property, plant and equipment ..........             (241)              512
          Deferred income tax (benefit) expense .............................           (1,540)              362
          Non-cash compensation expense .....................................               --               553
          Changes in operating assets and liabilities:
              Accounts receivable ...........................................           27,728              (563)
              Contract cost and recognized income not yet billed ............          (20,034)          (10,345)
              Income tax receivable .........................................           (1,115)               --
              Prepaid expenses and other assets .............................           (5,468)           (5,908)
              Accounts payable and accrued liabilities ......................              776             7,456
              Accrued income taxes ..........................................           (8,636)            2,468
              Contract billings in excess of cost and recognized income .....           (4,793)          (10,088)
                                                                                  ------------      ------------
                   Cash used in operating activities ........................           (2,814)           (1,655)
Cash flows from investing activities:
      Proceeds from sales of property, plant and equipment ..................              714               160
      Purchase of property, plant and equipment .............................          (11,047)          (10,654)
      Purchase of spare parts ...............................................           (2,955)           (3,913)
                                                                                  ------------      ------------
                   Cash used in investing activities ........................          (13,288)          (14,407)
Cash flows from financing activities:
      Proceeds from long-term debt ..........................................               --            38,000
      Proceeds from notes payable ...........................................            1,901             4,774
      Proceeds from common stock ............................................              644             2,567
      Proceeds from equity offering, net of expenses ........................               --            72,055
      Repayment of long-term debt ...........................................               --           (77,000)
      Repayment of notes payable ............................................           (1,882)           (3,884)
      Costs of debt issuance ................................................               --            (2,309)
                                                                                  ------------      ------------
                   Cash provided by financing activities ....................              663            34,203
Effect of exchange rate changes on cash and cash equivalents ................              114              (255)
                                                                                  ------------      ------------
Cash provided by (used in) all activities ...................................          (15,325)           17,886
Cash and cash equivalents, beginning of period ..............................           49,457            19,289
                                                                                  ------------      ------------
Cash and cash equivalents, end of period ....................................     $     34,132      $     37,175
                                                                                  ============      ============
Cash payments made during the period:
      Interest ..............................................................     $        171      $      1,030
      Income taxes ..........................................................     $      7,139      $      5,114

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2003, and for all interim periods presented. All adjustments are normal recurring accruals.

       Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2002 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003, are not necessarily indicative of the operating results to be achieved for the full year.

       Certain reclassifications have been made to the 2002 balances in order to conform to 2003 presentation.

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

       If compensation cost for the Company's stock options plans had been determined using the fair value method in SFAS No. 123, the Company's net income
(loss) and income (loss) per share would have been as shown in the pro forma amounts below:

                                                      THREE MONTHS                      SIX MONTHS
                                                     ENDED JUNE 30,                    ENDED JUNE 30,
                                             -----------------------------     ------------------------------
                                                 2003             2002             2003              2002
                                             ------------     ------------     ------------      ------------

     Net income (loss) as reported .....     $      4,125     $      7,609     $       (448)     $     12,222

     Add stock-based employee
       compensation included in net
       income, after tax ...............               --               --               --               553

     Less stock-based employee
       compensation determined under
       fair value method, after tax ....             (263)            (461)            (520)           (1,469)
                                             ------------     ------------     ------------      ------------

     Pro forma net income (loss) .......     $      3,862     $      7,148     $       (968)     $     11,306
                                             ============     ============     ============      ============

     Income (loss) per share:
       Basic, as reported ..............     $       0.20     $       0.42     $      (0.02)     $       0.74
                                             ============     ============     ============      ============
       Basic, pro forma ................     $       0.19     $       0.40     $      (0.05)     $       0.69
                                             ============     ============     ============      ============
       Diluted, as reported ............     $       0.20     $       0.41     $      (0.02)     $       0.71
                                             ============     ============     ============      ============
       Diluted, pro forma ..............     $       0.19     $       0.38     $      (0.05)     $       0.66
                                             ============     ============     ============      ============

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

2.     STOCK-BASED COMPENSATION (CONTINUED)

       In March 2002, certain officers of the Company borrowed a total of $1,307 under the Employee Stock Purchase Program, which permits selected executives and officers to borrow from the Company up to 100% of the funds required to exercise vested stock options. The loans are full recourse, noninterest-bearing for a period of up to five years and are collateralized by the related stock. The difference of $553 between the discounted value of the loans and the fair market value of the stock on the date of exercise was recorded as compensation expense. The loan receivable is presented as a reduction of stockholders' equity.

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

       In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 in January 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost is recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

3.       NEW ACCOUNTING PRINCIPLES (CONTINUED)

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in these notes to the consolidated financial statements. As described in Note 2, the Company measures stock-based employee compensation using the intrinsic value method rather than the fair value method.

4.       FOREIGN EXCHANGE RISK

         The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2003, or December 31, 2002.

5.       INCOME TAXES

         During the quarter ended June 30, 2003, the Company recorded a $1,936 net income tax benefit on income before income taxes of $2,189, resulting in an effective income tax rate of (88)% for the period. This effective rate differs from the United States statutory federal income tax rate of 34% primarily as a result of: (a) pretax income generated in countries that have low or no effective income tax rates that more than offset a pretax loss of $5,565 in the United States; and (b) a $535 reduction in taxes due to annual settlements of tax liabilities outside the United States.

6.       DEBT

         On June 14, 2002, the Company completed a new $125,000 credit agreement with a syndicated bank group. The facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $50,000 and are payable at termination on June 14, 2005. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.50% to 0.75%. The credit agreement is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $3,055, net of accumulated amortization of $1,655, associated with the new credit agreement are included in other assets at June 30, 2003 and are being amortized over 24 months ending June 2004.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

7.       EARNINGS PER SHARE

         Basic and diluted earnings (loss) per common share for the three month and six month periods ended June 30, 2003 and 2002, are computed as follows:

                                                           THREE MONTHS                       SIX MONTHS
                                                          ENDED JUNE 30,                     ENDED JUNE 30,
                                                  -----------------------------     ------------------------------
                                                      2003             2002             2003              2002
                                                  ------------     ------------     ------------      ------------

     Net income (loss) applicable to
       common shares ........................     $      4,125     $      7,609     $       (448)     $     12,222
                                                  ============     ============     ============      ============

     Weighted average number of
       common shares outstanding
       for basic earnings per share .........       20,654,760       18,048,527       20,633,959        16,463,622

     Effect of dilutive potential common
       shares from stock options ............          190,158          636,697               --           630,193
                                                  ------------     ------------     ------------      ------------

     Weighted average number of
       common shares outstanding
       for diluted earnings per share .......       20,844,918       18,685,224       20,633,959        17,093,815
                                                  ============     ============     ============      ============

     Earnings (loss) per common share:
       Basic ................................     $        .20     $        .42     $       (.02)     $        .74
                                                  ============     ============     ============      ============
       Diluted ..............................     $        .20     $        .41     $       (.02)     $        .71
                                                  ============     ============     ============      ============

         At June 30, 2003, there were 710,225 potential common shares (10,750 at June 30, 2002) excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

8.       CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

         The Company provides construction, engineering and specialty services to the oil, gas and power industries. The Company's principal markets are currently Africa, the Middle East, South America and North America. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war and government instability. Management is not presently aware of any material events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements. The Company insures substantially all of its equipment, subject to 20 percent co-insurance, in countries outside North America against certain political risks and terrorism.

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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

8.       CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONTINUED)

         During the course of performing its contractual duties, the Company may incur additional contract costs due to delays and changes outside the control of the Company. The Company recognizes these additional costs as they are incurred. In such cases, the Company has filed claims, or intends to file claims, with these customers seeking additional contract revenue amounts. Management believes that the contracts provide a legal and/or contractual basis for the claims; however, due to the inherent uncertainties associated with the resolution of such claims the Company has not recognized any of these amounts as income. The Company will continue to seek amicable resolutions with the customers and pursue recovery of amounts claimed. Any amounts related to claims will be recorded in the periods in which the claims are agreed to by the customers.

         In connection with the Company's 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid, and expires in March 2004. The commitment as of June 30, 2003 totals approximately $3,500, the maximum amount of future payments the Company could be required to make.

         From time to time the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company's customers may require the Company to provide letters of credit or insurance bonds with regard to the Company's performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. In connection with the Chad-Cameroon Pipeline Project joint venture, the Company issued a letter of credit to an equipment leasing company equal to 50% of total lease payments, the Company's share of the joint venture. The letter of credit reduces as lease payments are made and expires in December 2003. The commitment can be called upon as a result of failure to make lease payments. At June 30, 2003, the Company had $41,228 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of June 30, 2003, related to these commitments.

         In connection with the Company's 50% interest in a joint venture related to the Chad-Cameroon Pipeline Project, the Company is joint and severally liable for the performance of the Company's joint venturer. In the event the joint venturer were unable to fulfill its responsibilities associated with the project, the Company would be required to fulfill its duties. In doing so, the Company would recognize the income or losses, if any, associated with the Company fulfilling the duties of its joint venturer. At June 30, 2003, the project is approximately 97% complete and is estimated to produce contract income. However, there is no limitation to the maximum future potential payments the Company could be required to make in the event the project were to result in contract losses. The Company has no liability recorded as of June 30, 2003, related to this commitment.

         The Company is a party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements for the periods ended June 30, 2003 and 2002, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

         A number of factors relating to our business affect the recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontractors, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. Generally, we do not recognize income on a fixed-price contract until the contract is approximately 5% to 10% complete, depending upon the nature of the contract. Costs which are considered to be reimbursable are excluded from the percentage-of-completion calculation. Accrued revenue pertaining to reimbursables is limited to the cost of the reimbursables. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work and variations in the scope of work is recognized when agreement is reached with clients as to the scope of work and when it is probable that the cost of such work will be recovered in a change in contract price. Profit on change orders, extra work and variations in the scope of work is recognized when realization is assured beyond a reasonable doubt. Revenue from claims is recognized when agreement is reached with clients as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Revenue from unit-price contracts is recognized as earned. Management believes that our operating results should be evaluated over a relatively long time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

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

         In our report on Form 10-K for the year ended December 31, 2002, we identified and disclosed three critical accounting policies: (a) Revenue
Recognition: Percentage-of-Completion; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the six month period ended June 30, 2003.

     We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between different accounting periods. We believe that EBITDA is used by the financial community as a method of measuring performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA was $8.6 million for the six month period ended June 30, 2003, a decrease of $23.6 million (73%) compared to the six month period ended June 30, 2002. It should be noted that EBITDA is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net earnings or operating income as an indication of our financial performance.

         A reconciliation of EBITDA to net income for the six months ended June 30, 2003 and 2002, is as follows:

     ($ MILLIONS)                                     2003              2002
                                                  ------------      ------------

     Net income (loss) ......................     $       (0.4)     $       12.2
     Interest - net .........................              0.8               0.7
     Income taxes ...........................             (3.0)              8.0
     Depreciation and amortization ..........             11.2              11.3
                                                  ------------      ------------

          EBITDA ............................     $        8.6      $       32.2
                                                  ============      ============

         We recognize anticipated contract revenue as backlog when the award of a contract is assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is assured. New contract awards totaled $69.0 million during the quarter ended June 30, 2003. Additions to backlog during the period were as follows: construction, $46.7 million; engineering, $4.4 million; and specialty services, $17.9 million. Backlog decreases by type of service as a result of services performed during the period were as follows: construction, $90.9 million; engineering, $11.7 million; and specialty services, $20.3 million. Backlog at June 30, 2003, was down $53.9 million (25%) from March 31, 2003 to $164.4 million and consisted of the following: (a) construction, $80.9 million, down $44.2 million; (b) engineering, $8.1 million, down $7.3 million; and (c) specialty services, $75.4 million, down $2.4 million. Construction backlog consists primarily of construction projects in Venezuela, Oman, the United States and Offshore West Africa and the Chad-Cameroon Pipeline Project (see below). Engineering backlog consists of engineering projects in the United States. Specialty services backlog is primarily attributable to a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10 percent interest in Venezuela, a ten-year contracted gas processing fee at a natural gas processing plant in Opal, Wyoming and service contracts in Canada and the United States. We anticipate that approximately $90.0 million of the backlog at June 30, 2003, will be worked off during the remainder of 2003.

         In September 2000, through a joint venture led by a subsidiary of ours, we were awarded a significant project, the scope of which includes the engineering, procurement and construction ("EPC") of a 665-mile (1,070 kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa (the "Chad-Cameroon Pipeline Project"). Pipeline construction activities were nearing completion and demobilization of project equipment and personnel was nearly complete by June 30, 2003.

         During 2001, our engineering group executed an alliance agreement with Explorer Pipeline Company to provide project management, engineering, procurement and construction services for their Mainline Expansion Project in Texas, Oklahoma, Missouri, Illinois, and Indiana (the "Explorer Pipeline Project"). This project includes construction of 12 grassroots pump stations, modifications at 13 existing pump stations, the addition of 500,000 barrels of storage at the Wood River, Illinois terminal and modifications at two other terminals. The project was substantially complete as of June 30, 2003.

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

         On October 23, 2002, we completed the acquisition of four related companies (collectively, "Mt. West Group"). Mt. West Group provides design-build services, including engineering, procurement and construction services to the energy industry, primarily in the western United States, and contributed $21.5 million of revenue during the six months ended June 30, 2003.

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

         Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. We do not believe that our revenue or results of operations were adversely affected in this regard during the six month periods ended June 30, 2003 or 2002.

         Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

         Contract revenue decreased $25.2 million (17%) to $122.9 million due to
(a) decreased engineering revenue of $35.3 million (75%) due primarily to a number of significant engineer, procure, and construct projects in progress in the United States during the second quarter of 2002 that were not duplicated during the same period in 2003; partially offset by (b) $5.9 million (7%) of increased construction revenue due primarily to revenue from Mt. West Group, which was acquired in October 2002, partially offset by lower levels of construction on the Chad-Cameroon Pipeline Project and a construction project in Bolivia; and (c) an increase of $4.2 million (26%) in specialty services revenue principally from operations in Nigeria. Revenue in the United States decreased $14.9 million (25%) due to a decrease in engineering, procurement and construction services, partially offset by $10.4 million of revenue from Mt. West Group. Work that began in 2002 on a project in Bolivia resulted in $11.9 million (98%) less revenue in that country in 2003 as that project was substantially completed during the second quarter of 2003. Chad-Cameroon revenue decreased $11.6 million (32%) resulting from lower levels of construction work as the pipeline project in that area neared completion. Revenue in Venezuela increased $5.2 million primarily as a result of a large project in that area that commenced during the third quarter of 2002. Nigeria revenue increased $3.7 million (40%). Revenue from Offshore West Africa increased $3.6 million (19%) as a result of increased vessel utilization. The combined revenue in all other areas increased $0.7 million.

         Contract costs decreased $14.9 million (12%) to $106.2 million due to a decrease of $25.8 million (64%) in engineering cost net of increases of $7.6 million (11%) in construction services cost and $3.3 million (26%) in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

         Depreciation and amortization decreased $0.3 million (6%) to $5.5 million.

         General and administrative expense decreased $0.3 million (3%) to $8.6 million. The Mt. West Group accounted for $0.8 million of total general and administrative expense during the period. Excluding the Mt. West Group, general and administrative expense declined $1.1 million primarily as a result of lower staff compensation and administrative services associated with the reduction in revenue. As a percent of revenue, general and administrative expense increased from 6% in 2002 to 7% in 2003.

         Operating income decreased $9.7 million (79%) from $12.2 million in 2002 to $2.5 million in 2003. Operating income decreased largely as a result of
(a) lower revenue resulting from less activity in the United

States, on the project in Bolivia and on the Chad-Cameroon Pipeline Project; and
(b) lower margins on work performed in the United States.

         Interest expense increased less than $0.1 million from the prior year. In May 2002, we completed a common stock offering in which we received $71.9 million in net proceeds. Borrowings under our prior credit agreement were paid in full. Interest expense in 2003 results from amortization of debt issue cost, net of interest income.

         Other expense decreased $1.1 million to $0.1 million of income. The change is due primarily to losses on currency translations in 2002 related to devaluation of the Venezuelan bolivar.

         The provision for income taxes decreased $5.1 million to a tax benefit of $1.9 million. In 2003, we recognized a $2.2 million income tax benefit in the United States resulting from a $5.6 million pretax loss caused by the decline in revenue and margins. Pretax income in countries where we have low or no effective income tax rates more than offset the pretax loss in the United States. The provision for income taxes is impacted by income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

         Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

         Contract revenue decreased $73.8 million (25%) to $221.8 million due to
(a) decreased engineering revenue of $71.4 million (74%) due to a decrease of engineering and procurement services in the United States; (b) $11.8 million (7%) of decreased construction revenue due primarily to lower levels of construction on the Chad-Cameroon Pipeline Project and a project in Bolivia as both projects neared completion in 2003 and lower activity in Offshore West Africa, partially offset by revenue from Mt. West Group, which was acquired in October 2002; partially offset by (c) an increase of $9.4 million (31%) in specialty services revenue principally from revenue generated by Nigeria and Canada. Revenue in the United States decreased $52.6 million (41%) due to a decrease in engineering, procurement and construction services, partially offset by $21.5 million of revenue from Mt. West Group. Chad-Cameroon revenue decreased $18.6 million (28%) resulting from lower levels of construction work as the pipeline project in that area neared completion. Work that began in 2002 on a project in Bolivia resulted in $14.0 million less revenue in that country in 2003 as that project neared completion. Revenue from Offshore West Africa decreased $5.8 million as a result of lower vessel utilization. Revenue in Venezuela increased $8.3 million primarily as a result of a larger project in that area that commenced during the third quarter of 2002. Nigeria revenue increased $6.6 million. The combined revenue in all other areas increased $2.3 million.

         Contract costs decreased $48.6 million (20%) to $195.3 million due to decreases of $52.3 million (63%) in engineering services cost and $2.0 million (1%) in construction services cost, offset by an increase of $5.7 million (23%) in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

         Depreciation and amortization decreased $0.1 million (1%).

         General and administrative expense decreased $0.1 million (1%) to $17.6 million. The Mt. West Group accounted for $1.7 million of total general and administrative expense during the period. Excluding the Mt. West Group, general and administrative expense declined $1.8 million primarily as a result of lower staff compensation and administrative services associated with the reduction in revenue. As a percent of revenue, general and administrative expense increased from 6% in 2002 to 8% in 2003.

         Operating income decreased $25.1 million (110%) from $22.7 million in 2002 to a $2.3 million operating loss in 2003. Operating income decreased largely as a result of (a) lower revenue resulting from less activity in the United States, on the Chad-Cameroon Pipeline Project and on a pipeline project in Bolivia; and (b) lower margins in the United States; partially offset by (c) increased revenue in Venezuela.

         Interest expense increased $0.1 million (14%) from the prior year. In May 2002 we completed a common stock offering in which we received $71.9 million in net proceeds. Borrowings under the credit agreement were paid in full. Interest expense in 2003 results from amortization of debt issue costs, net of interest income.

         Other expense decreased $1.5 million to $0.3 million due primarily to the loss on retirement of older assets in Venezuela and Oman in 2002 and losses on currency translations in 2002 related to devaluation of the Venezuelan bolivar.

         The provision for income taxes decreased $11.0 million (137%) to a tax benefit of $3.0 million. In 2003 we recognized a $3.7 million income tax benefit in the United States resulting from a $10.4 million pretax loss caused by the decline in revenue and margins. Pretax income in countries where we have low or no effective income tax rates partially offset the pretax loss reported in the United States. The provision for income taxes is also impacted by income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary requirements for capital are to acquire, upgrade and maintain our equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where we perceive growth opportunities and finance the possible acquisition of new businesses and equity investments. Historically, we have met our capital requirements primarily from operating cash flows and from borrowings under our credit facility.

         Cash and cash equivalents decreased $15.4 million (31%) to $34.1 million at June 30, 2003, from $49.5 million at December 31, 2002. The decrease was due to net cash outflows of $13.3 million used for investing activities (the purchase of equipment and spare parts) and $2.8 million used for operations, net of $0.7 million of cash from financing activities.

         On May 14, 2002, we completed a public offering of our common shares at $17.75 per share; 4,356,750 shares were sold by us and 985,000 shares were sold by certain selling stockholders. We received $71.9 million in net proceeds, which were used to repay indebtedness under our prior credit facility and for working capital and general corporate purposes.

         On June 14, 2002, we completed a new $125.0 million credit agreement with a syndicated bank group, replacing the existing facility that was due to expire in February 2003. The facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $50.0 million and are payable at termination on June 14, 2005. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.50% to 0.75%. The credit agreement is collateralized by substantially all of our assets, including stock of our principal subsidiaries, restricts the payment of cash dividends and requires us to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $1.4 million, net of accumulated amortization of $1.7 million, associated with the new credit agreement are included in other assets at June 30, 2003 and are being amortized over a 24 month period.

         At June 30, 2003, there were no amounts borrowed under the credit agreement. We had $41.3 million of letters of credit outstanding leaving $51.4 million available for letters of credit of which up to $37.1 million was available for borrowings as a result of borrowing base limitations.

         At June 30, 2003, we have various other obligations totaling $1.3 million, including notes payable generally related to equipment financing and revolving credit facilities. All are at market rates, are collateralized by certain vehicles, equipment or real estate and mature over various terms through 2004.

         We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6.1 million at June 30, 2003. There were no outstanding borrowings at June 30, 2003.

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

         We believe that cash flows from operations and borrowing capacity under existing credit facilities will be sufficient to finance working capital and capital expenditures for ongoing operations through June 30, 2004. We estimate capital expenditures for equipment and spare parts to be approximately $25.0 to $35.0 million in 2003. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively; there is not one or two events that, should they occur, could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political and Economic Risks; Operational Risks" contained in our report on Form 10-K, as amended, for the year ended December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." ("FIN 46"). The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not expect the adoption of FIN 46 to have have a material impact on our financial position or results of operations.

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

         o Identifying and acquiring suitable acquisition targets on reasonable terms

         o        Obtaining adequate financing

         o        The demand for energy diminishing

         o Downturns in general economic, market or business conditions in our target markets

         o Changes in the effective tax rate in countries where the work is performed

         o        Changes in laws or regulations

         o The risk factors listed in this Form 10-Q and listed in our filings with the Securities and Exchange Commission from time to time

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2003.

         The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2003 due to the generally short maturities of these items. We invest primarily in short-term dollar denominated bank deposits, and at June 30, 2003 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. We have the ability and expect to hold our investments to maturity.

         Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. In May 2002, subsequent to completing our public offering of common shares, we paid all borrowings on our credit facility. We have not since made any new borrowings and as such at June 30, 2003, none of our indebtedness was subject to variable interest rates. At June 30, 2003, our fixed rate debt approximated fair value based upon discounted future cash flows using current market prices.

ITEM 4. CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

         Not applicable

Item 2. Changes in Securities and Use of Proceeds

         Not applicable

Item 3. Defaults upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 15, 2003, in Panama City, Panama. At the Annual Meeting, the stockholders of the Company elected Peter A. Leidel and James B. Taylor, Jr. as Class I directors of the Company for three-year terms. The stockholders also considered and approved the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003.

         There were present at the Annual Meeting, in person or by proxy, stockholders holding 17,127,208 shares of the common stock of the Company, or
83.01 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

                                                               Votes
                                           Votes             Against or                               Broker
                                            For               Withheld          Abstentions         Non-Votes
                                           -----             ----------         -----------         ---------
     1.  Election of Directors:

         Peter A. Leidel                17,007,672              119,536             -0-               -0-

         James B. Taylor, Jr.           17,003,672              123,536             -0-               -0-

     2.  Ratification of KPMG LLP
         as independent auditors of
         the Company for fiscal
         2003                           17,058,258               65,500              3,450            -0-

Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

         31.1 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         Form 8-K dated April 23, 2003, filed on April 24, 2003, furnishing under Item 12 our press release dated April 23, 2003, reporting preliminary earnings for the three month period ended March 31, 2003 and revised outlook.

         Form 8-K dated May 7, 2003, filed on May 8, 2003, furnishing under Item 12 our press release dated May 7, 2003, reporting earnings for the three month period ended March 31, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WILLBROS GROUP, INC.



Date: August 13, 2003

                               By:            /s/ Warren L. Williams
                                  ----------------------------------------------
                                                Warren L. Williams
                                  Senior Vice President, Chief Financial Officer
                                                   And Treasurer
                                         (Principal Financial Officer and
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX



         The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.


        Exhibit
        Number                             Description
        ------                             -----------

         31.1     Certification pursuant to Rule 13a-14(a) of the Securities
                  Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification pursuant to Rule 13a-14(a) of the Securities
                  Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.