Form 10-Q
period 2003-09-30
WILLBROS GROUP INC
filed 2003-11-13
CIK 895450

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of November 10, 2003 was 20,697,673.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   2003             2002
                                                                               -------------    ------------
                                                                                        (UNAUDITED)
                                   ASSETS
Current assets:
       Cash and cash equivalents ..........................................      $  20,235       $  49,457
       Accounts receivable, net ...........................................         83,047          94,552
       Contract cost and recognized income not yet billed .................         41,927          27,880
       Income tax receivable ..............................................          3,760              --
       Prepaid expenses ...................................................         10,084           6,424
                                                                                 ---------       ---------
              Total current assets ........................................        159,053         178,313
Spare parts, net ..........................................................          6,172           6,657
Property, plant and equipment, net ........................................         93,011          77,261
Investments in joint ventures .............................................         11,349          16,745
Other assets ..............................................................         21,604          19,217
                                                                                 ---------       ---------
              Total assets ................................................      $ 291,189       $ 298,193
                                                                                 =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Notes payable and current portion of long-term debt ................      $   1,373       $   1,171
       Accounts payable and accrued liabilities ...........................         75,648          66,582
       Accrued income taxes ...............................................             --           8,567
       Contract billings in excess of cost and recognized income ..........          2,453          11,093
                                                                                 ---------       ---------
              Total current liabilities ...................................         79,474          87,413
Long-term debt ............................................................          8,000              --
                                                                                 ---------       ---------
              Total liabilities ...........................................         87,474          87,413
Stockholders' equity:
       Class A preferred stock, par value $.01 per share,
          1,000,000 shares authorized, none issued ........................             --              --
       Common stock, par value $.05 per share, 35,000,000 shares
          authorized; 20,728,935 shares issued at September 30, 2003
          (20,615,875 at December 31, 2002) ...............................          1,036           1,031
       Capital in excess of par value .....................................        152,488         151,784
       Retained earnings ..................................................         51,760          60,954
       Treasury stock at cost, 46,196 shares ..............................           (345)           (345)
       Notes receivable for stock purchases ...............................         (1,266)         (1,315)
       Accumulated other comprehensive income (loss) ......................             42          (1,329)
                                                                                 ---------       ---------
              Total stockholders' equity ..................................        203,715         210,780
                                                                                 ---------       ---------
              Total liabilities and stockholders' equity ..................      $ 291,189       $ 298,193
                                                                                 =========       =========

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                      THREE MONTHS                            NINE MONTHS
                                                                    ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                              -------------------------------       -------------------------------
                                                                  2003               2002               2003               2002
                                                              ------------       ------------       ------------       ------------
Contract revenue ........................................     $     91,498       $    151,699       $    313,298       $    447,345
Operating expenses:
       Contract .........................................           86,703            129,478            282,027            373,364
       Depreciation and amortization ....................            5,490              5,939             16,682             17,222
       General and administrative .......................            8,846              7,761             26,471             25,509
                                                              ------------       ------------       ------------       ------------
                                                                   101,039            143,178            325,180            416,095
                                                              ------------       ------------       ------------       ------------
              Operating income (loss) ...................           (9,541)             8,521            (11,882)            31,250
Other income (expense):
       Interest - net ...................................             (349)              (515)            (1,135)            (1,203)
       Other - net ......................................              158               (172)              (130)            (1,988)
                                                              ------------       ------------       ------------       ------------
                                                                      (191)              (687)            (1,265)            (3,191)
                                                              ------------       ------------       ------------       ------------
              Income (loss) before income
              taxes .....................................           (9,732)             7,834            (13,147)            28,059
Provision (benefit) for income taxes ....................             (986)              (101)            (3,953)             7,902
                                                              ------------       ------------       ------------       ------------
              Net income (loss) .........................     $     (8,746)      $      7,935       $     (9,194)      $     20,157
                                                              ============       ============       ============       ============
Earnings (loss) per common share:
       Basic ............................................     $       (.42)      $        .40       $       (.45)      $       1.15
                                                              ============       ============       ============       ============
       Diluted ..........................................     $       (.42)      $        .40       $       (.45)      $       1.12
                                                              ============       ============       ============       ============
Weighted average number of common shares outstanding:
       Basic ............................................       20,680,961         19,592,744         20,649,626         17,506,663
                                                              ============       ============       ============       ============
       Diluted ..........................................       20,680,961         19,983,806         20,649,626         18,057,146
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

                                                                                                        ACCUMULATED
                                                                                              NOTES       OTHER
                                                          CAPITAL                           RECEIVABLE    COMPRE-     TOTAL
                                      COMMON STOCK       IN EXCESS                             FOR        HENSIVE     STOCK-
                                 ----------------------   OF PAR     RETAINED   TREASURY      STOCK       INCOME      HOLDERS'
                                   SHARES     PAR VALUE    VALUE     EARNINGS     STOCK     PURCHASES     (LOSS)      EQUITY
                                 -----------  ---------  ----------  ---------   --------   ----------  -----------  ----------
Balance,
   January 1, 2003 ............   20,615,875   $  1,031  $  151,784  $  60,954   $   (345)  $  (1,315)   $  (1,329)  $  210,780
   Comprehensive
      income (loss):
        Net loss ..............           --         --          --     (9,194)        --          --           --       (9,194)
        Foreign currency
         translation adjust ...           --         --          --         --         --          --        1,371        1,371
                                                                                                                     ----------
           Total
             comprehensive
             loss .............                                                                                          (7,823)
   Repayment of notes
      receivable for stock
      purchases ...............           --         --          --         --         --          49           --           49
   Issuance of common
      stock under
      employee
      benefit plan ............       24,060          1         202         --         --          --           --          203
   Exercise of stock
      options .................       89,000          4         502         --         --          --           --          506
                                 -----------   --------  ----------  ---------   --------   ---------    ---------   ----------
Balance,
   September 30, 2003 .........   20,728,935   $  1,036  $  152,488  $  51,760   $   (345)  $  (1,266)   $      42   $  203,715
                                 ===========   ========  ==========  =========   ========   =========    =========   ==========

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,
                                                                                   -----------------------
                                                                                     2003           2002
                                                                                   --------       --------
Cash flows from operating activities:
       Net income (loss) ....................................................      $ (9,194)      $ 20,157
       Reconciliation of net income (loss) to net cash provided
          by (used in) operating activities:
            Undistributed earnings in joint ventures ........................         5,396         (9,367)
            Depreciation and amortization ...................................        16,682         17,222
            Amortization of debt issue cost .................................         1,166            481
            Loss (gain) on disposal of property, plant and equipment ........          (392)           515
            Deferred income tax (benefit) expense ...........................        (1,557)           179
            Non-cash compensation expense ...................................            --            553
            Changes in operating assets and liabilities:
                Accounts receivable .........................................        11,768          3,728
                Contract cost and recognized income not yet billed ..........       (14,047)       (15,623)
                Income tax receivable .......................................        (3,760)            --
                Prepaid expenses and other assets ...........................        (4,440)        (4,111)
                Accounts payable and accrued liabilities ....................         8,852         14,666
                Accrued income taxes ........................................        (8,775)        (1,422)
                Contract billings in excess of cost and recognized income ...        (8,640)       (14,717)
                                                                                   --------       --------
                      Cash provided by (used in) operating activities .......        (6,941)        12,261
Cash flows from investing activities:
       Proceeds from sales of property, plant and equipment .................         1,058            304
       Purchase of property, plant and equipment ............................       (27,582)       (20,488)
       Purchase of spare parts ..............................................        (4,396)        (5,716)
                                                                                   --------       --------
                      Cash used in investing activities .....................       (30,920)       (25,900)
Cash flows from financing activities:
       Proceeds from long-term debt .........................................         8,000         38,000
       Proceeds from notes payable ..........................................         2,765          7,065
       Proceeds from common stock ...........................................           709          3,203
       Proceeds from equity offering, net of expenses .......................            --         71,933
       Collection of notes receivable for stock purchases ...................            49              8
       Repayment of long-term debt ..........................................            --        (77,000)
       Repayment of notes payable to banks ..................................        (2,650)        (5,778)
       Costs of debt issuance ...............................................            --         (2,920)
                                                                                   --------       --------
                      Cash provided by financing activities .................         8,873         34,511
Effect of exchange rate changes on cash and cash equivalents ................          (234)          (259)
                                                                                   --------       --------
Cash provided by (used in) all activities ...................................       (29,222)        20,613
Cash and cash equivalents, beginning of period ..............................        49,457         19,289
                                                                                   --------       --------
Cash and cash equivalents, end of period ....................................      $ 20,235       $ 39,902
                                                                                   ========       ========
Cash payments made during the period:
       Interest .............................................................      $    241       $  1,081
       Income taxes .........................................................      $  9,957       $  9,503

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

         The condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2003 and for all interim periods presented. All adjustments are normal recurring accruals.

         Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2002 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results to be achieved for the full year.

         Certain reclassifications have been made to 2002 balances in order to conform to 2003 presentation.

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

         If compensation cost for the Company's stock options plans had been determined using the fair value method in SFAS No. 123, the Company's net income
(loss) and income (loss) per share would have been as shown in the pro forma amounts below:


                                                     THREE MONTHS                                    NINE MONTHS
                                                   ENDED SEPTEMBER 30,                             ENDED SEPTEMBER 30,
                                      --------------------------------------------     --------------------------------------------
                                             2003                     2002                    2003                     2002
                                      -------------------      -------------------     -------------------      -------------------
Net income (loss) as reported .....   $            (8,746)     $             7,935     $            (9,194)     $            20,157
Add stock-based employee
  compensation included in net
  income, after tax ...............                    --                       --                      --                      553
Less stock-based employee
  compensation determined under
  fair value method, after tax ....                  (283)                    (461)                   (803)                  (1,930)
                                      -------------------      -------------------     -------------------      -------------------
Pro forma net income (loss) .......   $            (9,029)     $             7,474     $            (9,997)     $            18,780
                                      ===================      ===================     ===================      ===================
Income (loss) per share:
  Basic, as reported ..............   $              (.42)     $               .40     $              (.45)     $              1.15
                                      ===================      ===================     ===================      ===================
  Basic, pro forma ................   $              (.44)     $               .38     $              (.48)     $              1.07
                                      ===================      ===================     ===================      ===================
  Diluted, as reported ............   $              (.42)     $               .40     $              (.45)     $              1.12
                                      ===================      ===================     ===================      ===================
  Diluted, pro forma ..............   $              (.44)     $               .37     $              (.48)     $              1.04
                                      ===================      ===================     ===================      ===================

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on the Company's financial statements.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


3. NEW ACCOUNTING PRINCIPLES (CONTINUED)


         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in these notes to the consolidated financial statements. As described in Note 2, the Company measures stock-based employee compensation using the intrinsic value method rather than the fair value method.

4. FOREIGN EXCHANGE RISK

         The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2003, or December 31, 2002.

5. INCOME TAXES

         During the quarter ended September 30, 2003, the Company recorded a $986 net income tax benefit on loss before income taxes of $9,732, resulting in an effective income tax rate of 10% for the period. This effective rate differs from the United States statutory federal income tax rate of 34% primarily as a result of income taxes in certain countries being based on deemed profit rather than taxable income and the fact that losses in one country cannot be used to offset taxable income in another country.

6. DEBT

         On June 14, 2002, the Company completed a $125,000 credit agreement with a syndicated bank group. The facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $50,000 and are payable at termination on June 14, 2005. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.50% to 0.75%. The credit agreement is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using the lesser of (1) varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts, or (2) a multiple of EBITDA. Debt issue costs of $3,071, net of accumulated amortization of $2,048, associated with the new credit agreement are included in other assets at September 30, 2003 and are being amortized over 24 months ending June 2004. Borrowings under the agreement were $8,000 at September 30, 2003.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

6. DEBT (CONTINUED)

         For the quarter ended September 30, 2003, due to our operating results and EBITDA levels, we obtained a Consent and Waiver Agreement (the "Agreement") from our syndicated bank group to waive non-compliance with certain financial covenants to our credit agreement and to agree to a method for calculating the borrowing base that eliminates the multiple of EBITDA calculation through the filing of the February 2004 borrowing base certificate. The Agreement provides waivers for certain quarterly financial covenants through December 31, 2003. As a result of the Agreement, cash borrowings under the credit agreement are limited to $20,000 and the total borrowing base available for cash borrowing and the issuance of standby letters of credit may not exceed $75,000. Borrowings under the credit facility are classified as long-term due to their stated maturity date and the future expected compliance with the covenants of the credit facility. Effective March 31, 2004, the calculation of all covenants and the borrowing base revert to the original calculations contained in our June 14, 2002 credit agreement. Additionally, at that date the availability returns to $125,000 and cash borrowings are limited to 40% of the borrowing base or $50,000. In the future, an acceleration of our debt under the credit facility could occur if the credit agreement's covenants are not met and we are not successful in obtaining waivers of compliance at that time.

7. EARNINGS PER SHARE

         Basic and diluted earnings (loss) per common share for the three month and nine month periods ended September 30, 2003 and 2002 are computed as follows:


                                                     THREE MONTHS                              NINE MONTHS
                                                   ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                            ----------------------------------     ----------------------------------
                                                  2003                 2002              2003                 2002
                                            -----------------      -----------     -----------------      -----------
Net income (loss) applicable to
  common shares .......................     $          (8,746)     $     7,935     $          (9,194)     $    20,157
                                            =================      ===========     =================      ===========
Weighted average number of
  common shares outstanding
  for basic earnings per share ........            20,680,961       19,592,744            20,649,626       17,506,663
Effect of dilutive potential common
  shares from stock options ...........                    --          391,062                    --          550,483
                                            -----------------      -----------     -----------------      -----------
Weighted average number of
  common shares outstanding
  for diluted earnings per share ......            20,680,961       19,983,806            20,649,626       18,057,146
                                            =================      ===========     =================      ===========
Earnings (loss) per common share:
  Basic ...............................     $            (.42)     $       .40     $            (.45)     $      1.15
                                            =================      ===========     =================      ===========
  Diluted .............................     $            (.42)     $       .40     $            (.45)     $      1.12
                                            =================      ===========     =================      ===========


         At September 30, 2003, there were 698,141 potential common shares (228,686 at September 30, 2002) excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

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

         In connection with the Company's 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid, and expires in March 2004. The commitment as of September 30, 2003 totals approximately $2,900, which is the maximum amount of future payments the Company could be required to make.

         From time to time the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company's customers may require the Company to provide letters of credit or insurance bonds with regard to the Company's performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2003, the Company had $44,794 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of September 30, 2003, related to these commitments.

         In connection with the Company's 50% interest in a joint venture related to the Chad-Cameroon Pipeline Project, the Company is joint and severally liable for the performance of the Company's joint venturer. In the event the joint venturer is unable to fulfill its responsibilities associated with the project, the Company would be required to fulfill its duties. In doing so, the Company would recognize the income or losses, if any, associated with the Company fulfilling the duties of its joint venturer. At September 30, 2003, the project is approximately 99% complete and is estimated to produce contract income. However, there is no limitation to the maximum future potential payments the Company could be required to make in the event the project were to result in contract losses. The Company has no liability recorded as of September 30, 2003 related to this commitment.

         The Company is a party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements for the periods ended September 30, 2003 and 2002, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

         In our report on Form 10-K for the year ended December 31, 2002, we identified and disclosed three critical accounting policies: (a) Revenue
Recognition: Percentage-of-Completion; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the nine month period ended September 30, 2003.

         In September 2000, through a joint venture led by a subsidiary of ours, we were awarded a significant project, the scope of which includes the engineering, procurement and construction ("EPC") of a 665-mile (1,070 kilometer), 30-inch crude oil pipeline from the Doba Fields in Chad to an export terminal on the coast of Cameroon in Africa (the "Chad-Cameroon Pipeline Project"). Pipeline construction activities were completed and demobilization of project equipment and personnel was nearly complete by September 30, 2003.

         During 2001, our engineering group executed an alliance agreement with Explorer Pipeline Company to provide project management, engineering, procurement and construction services for their Mainline Expansion Project in Texas, Oklahoma, Missouri, Illinois, and Indiana (the "Explorer Pipeline Project"). This project includes construction of 12 grassroots pump stations, modifications at 13 existing pump stations, the addition of 500,000 barrels of storage at the Wood River, Illinois terminal and modifications at two other terminals. The project was substantially complete as of September 30, 2003.

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

         In June 2002, we completed a $125.0 million credit agreement with a syndicated bank group. The terms of the new facility are discussed in the Liquidity and Capital Resources section of Item 2 of this Form 10-Q.

         On October 23, 2002, we completed the acquisition of four related companies (collectively, "Mt. West Group"). Mt. West Group provides design-build services, including engineering, procurement and construction services to the energy industry, primarily in the western United States, and contributed $28.5 million of revenue during the nine months ended September 30, 2003.

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

         We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between different accounting periods. We believe that EBITDA is used by the financial community as a method of measuring performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA was $4.7 million for the nine month period ended September 30, 2003, a decrease of $41.8 million (90%) compared to the nine month period ended September 30, 2002. It should be noted that EBITDA is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net earnings or operating income as an indication of our financial performance.

         A reconciliation of EBITDA to net income (loss) for the nine months ended September 30, 2003 and 2002 is as follows:


              ($ MILLIONS)               2003       2002
                                        -----      -----
Net income (loss) .................     $(9.2)     $20.2
Interest - net ....................       1.1        1.2
Income taxes ......................      (3.9)       7.9
Depreciation and amortization .....      16.7       17.2
                                        -----      -----
     EBITDA .......................     $ 4.7      $46.5
                                        =====      =====


         We recognize anticipated contract revenue as backlog when the award of a contract is assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is assured. New contract awards totaled $147.1 million during the quarter ended September 30, 2003. Additions to backlog during the period were as follows: construction, $109.2 million; engineering, $2.9 million; and specialty services, $35.0 million.

Backlog decreases by type of service as a result of services performed during the period were as follows: construction, $63.5 million; engineering, $5.7 million; and specialty services, $22.3 million. Backlog at September 30, 2003, was up $55.6 million (34%) from June 30, 2003 to $220.0 million and consisted of the following: (a) construction, $126.7 million, up $45.7 million; (b) engineering, $5.3 million, down $2.8 million; and (c) specialty services, $88.0 million, up $12.7 million. Construction backlog consists primarily of construction projects in Iraq, Venezuela, Oman, the United States and offshore West Africa. Engineering backlog consists of engineering projects in the United States. Specialty services backlog is primarily attributable to a ten-year contracted gas processing fee at a natural gas processing plant that we own in Opal, Wyoming, service contracts in Canada and the United States and a 16-year water injection contract awarded in 1998 to a consortium in which the Company has a 10 percent interest in Venezuela. We anticipate that approximately $80.0 million of the backlog at September 30, 2003, will be worked off during the remainder of 2003.

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

         Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. We do not believe that our revenue or results of operations were adversely affected in this regard during the nine month periods ended September 30, 2003 or 2002.


         Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002


         Contract revenue decreased $60.2 million (40%) to $91.5 million due to
(a) decreased engineering revenue of $39.3 million (87%) due primarily to a number of significant engineer, procure, and construct projects in progress in the United States during the third quarter of 2002 that were not duplicated during the same period in 2003; (b) decreased construction revenue of $29.7 million (32%) due primarily to lower levels of construction on the Chad-Cameroon Pipeline Project and a construction project in Bolivia; partially offset by (c) an increase of $8.8 million (65%) in specialty services revenue principally from operations in Nigeria. Revenue in the United States decreased $31.5 million (54%) due to a decrease in engineering, procurement and construction services, partially offset by $7.3 million of revenue from Mt. West Group. Work that began in 2002 on a project in Bolivia resulted in $19.6 million (98%) less revenue in that country in 2003 as that project was substantially completed during the second quarter of 2003. Chad-Cameroon revenue decreased $29.9 million (86%) resulting from lower levels of construction work as the pipeline project in that area neared completion. Revenue in Venezuela increased $4.6 million primarily as a result of a large project in that area that commenced during the third quarter of 2002. Revenue in the Dominican Republic decreased $6.8 million (100%) due to completion of a project there during 2002. Revenue in Oman increased $11.2 million (243%) as a result of a pipeline project in 2003. Revenue in Canada increased $3.9 million (156%) due to increased specialty services work. Revenue from offshore West Africa increased $6.7 million (68%) as a result of increased vessel utilization. The combined revenue in all other areas increased $1.2 million.

         Contract costs decreased $42.8 million (33%) to $86.7 million due to decreases of $32.5 million (82%) in engineering cost and $17.9 million (23%) in construction services cost, net of an increase of $7.6 million (66%) in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

         Depreciation and amortization decreased $0.4 million (8%) to $5.5 million. The decrease is the result primarily of the elimination of depreciation expense on a significant amount of light trucks that were used on the Bolivia project. These vehicles were being depreciated over a very short period of time and were sold locally upon completion of the project.

         General and administrative expense increased $1.0 million (13%) to $8.8 million. The Mt. West Group, which was acquired in the fourth quarter of 2002, accounted for $1.2 million of total general and administrative expense during the period. Excluding the Mt. West Group, general and administrative expense declined $0.2 million primarily as a result of lower staff compensation and administrative services associated with the reduction in revenue. As a percent of revenue, general and administrative expense increased from 5% in 2002 to nearly 10% in 2003.

         Operating income decreased $18.0 million from $8.5 million in 2002 to a loss of $9.5 million in 2003. Operating income decreased largely as a result of
(a) lower revenue resulting from less activity in the United States, on the project in Bolivia and on the Chad-Cameroon Pipeline Project; (b) lower margins on work performed in the United States due to market conditions and the impact of weather in the Southeast; (c) political and social unrest outside of North America; and (d) weather and storms offshore West Africa.

         Interest expense decreased $0.1 million from the prior year. In May 2002, we completed a common stock offering in which we received $71.9 million in net proceeds. Borrowings under our prior credit agreement were paid in full. Interest expense in 2003 results primarily from amortization of debt issue cost, net of interest income.

         Other income (expense) improved $0.4 million to $0.2 million of income. The change is due primarily to losses on currency translations in 2002 related to devaluation of the Venezuelan bolivar.

         The provision for income taxes decreased $0.9 million to a tax benefit of $1.0 million. In 2003, we recognized a $3.2 million income tax benefit in the United States resulting from a $9.1 million pretax loss caused by the decline in revenue and margins. This tax benefit was partially offset by the tax provisions in countries where we have taxable income or where income taxes are based upon a deemed profit rather than taxable income. The provision for income taxes is impacted by the fact that losses in one country cannot be used to offset taxable income in another country.


         Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002


         Contract revenue decreased $134.0 million (30%) to $313.3 million due to (a) decreased engineering revenue of $110.6 million (78%) due to a decrease of engineering and procurement services in the United States; (b) $41.6 million (16%) of decreased construction revenue due primarily to lower levels of construction on the Chad-Cameroon Pipeline Project and a project in Bolivia as both projects neared completion in 2003, partially offset by revenue from Mt. West Group, which was acquired in October 2002; partially offset by (c) an increase of $18.2 million (41%) in specialty services revenue principally from revenue generated by projects in Nigeria and Canada. Revenue in the United States decreased $84.0 million (45%) due to a decrease in engineering, procurement and construction services, partially offset by $28.8 million of revenue from Mt. West Group. Chad-Cameroon revenue decreased $48.5 million (49%) resulting from lower levels of construction work as the pipeline project in that area neared completion. Work that began in 2002 on a project in Bolivia resulted in $33.7 million less revenue in that country in 2003 as that project neared completion at the end of the second quarter of 2003. Revenue in Venezuela increased $12.9 million primarily as a result of a larger project in that area that commenced during the third quarter of 2002. Revenue in the Dominican Republic decreased $9.8 million (98%) due to completion of a project there during 2002. Revenue in Oman increased $13.9 million (109%) as a result of a pipeline project in 2003. Revenue in Canada increased $6.4 million (67%) due to increased specialty services work. Nigeria revenue increased $7.7 million due to increased specialty services work. The combined revenue in all other areas increased $1.1 million.

         Contract costs decreased $91.3 million (24%) to $282.0 million due to decreases of $84.2 million (69%) in engineering services cost and $20.2 million (9%) in construction services cost, offset by an increase of $13.1 million (36%) in specialty services cost. Variations in contract cost by country were closely related to the variations in contract revenue.

         Depreciation and amortization decreased $0.5 million (3%). The decrease is the result primarily of the elimination of depreciation expense on a significant amount of light trucks that were used on the Bolivia project. These vehicles were being depreciated over a very short period of time and were sold locally upon completion of the project.

         General and administrative expense increased $1.0 million (4%) to $26.5 million. The Mt. West Group accounted for $2.9 million of total general and administrative expense during the period. Excluding the Mt. West Group, general and administrative expense declined $1.9 million primarily as a result of lower staff compensation and administrative services associated with the reduction in revenue. As a percent of revenue, general and administrative expense increased from 6% in 2002 to 8% in 2003.

         Operating income decreased $43.2 million (138%) from $31.3 million in 2002 to a $11.9 million operating loss in 2003. Operating income decreased largely as a result of (a) lower revenue resulting from less activity in the United States, on the Chad-Cameroon Pipeline Project and on a pipeline project in Bolivia; (b) lower margins on work performed in the United States due to tight market conditions and unforeseen costs incurred on projects partially due to weather; (c) additional costs incurred and project delays due to political and social unrest outside of North America; and (d) lower margins on work performed in Nigeria and West Africa due to weather and storms offshore. These decreases were partially offset by increased operating income in Venezuela due to the $12.9 million increase in revenue.

         Interest expense decreased $0.1 million (6%) from the prior year. In May 2002, we completed a common stock offering in which we received $71.9 million in net proceeds. Borrowings under our prior credit agreement were paid in full. Interest expense in 2003 results primarily from amortization of debt issue cost, net of interest income.

         Other expense decreased $1.8 million to $0.1 million due primarily to the loss on retirement of older assets in Venezuela and Oman in 2002 and losses on currency translations in 2002 related to devaluation of the Venezuelan bolivar.

         The provision for income taxes decreased $11.9 million (151%) to a tax benefit of $4.0 million. In 2003 we recognized a $6.9 million income tax benefit in the United States resulting from a $19.5 million pretax loss caused by the decline in revenue and margins. This tax benefit was partially offset by the tax provisions in countries where we have taxable income or where income taxes are based upon a deemed profit rather than taxable income. The provision for income taxes is impacted by the fact that losses in one country cannot be used to offset taxable income in another country.

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

         Cash and cash equivalents decreased $29.3 million (59%) to $20.2 million at September 30, 2003, from $49.5 million at December 31, 2002. The decrease was due to net cash outflows of $30.9 million used for investing activities (the purchase of equipment and spare parts, and construction of the Opal gas processing plant) and $6.9 million used for operations, net of $8.9 million of cash from financing activities.

         On May 14, 2002, we completed a public offering of our common shares at $17.75 per share; 4,356,750 shares were sold by us and 985,000 shares were sold by certain selling stockholders. We received $71.9 million in net proceeds, which were used to repay indebtedness under our prior credit facility and for working capital and general corporate purposes.

         On June 14, 2002, we completed a $125.0 million credit agreement with a syndicated bank group, replacing the existing facility that was due to expire in February 2003. The facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $50.0 million and are payable at termination on June 14, 2005. Interest is payable quarterly at a Base Rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the credit agreement is payable quarterly ranging from 0.50% to 0.75%. The credit agreement is collateralized by substantially all of our assets, including stock of our principal subsidiaries, restricts the payment of cash dividends and requires us to maintain certain financial ratios. The borrowing base is calculated using the lesser of (1) varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts, or (2) a multiple of EBITDA. Debt issue costs of $3.1 million, net of accumulated amortization of $2.0 million, associated with the new credit agreement are included in other assets at September 30, 2003 and are being amortized over a 24 month period.

         For the quarter ended September 30, 2003, due to our operating results and EBITDA levels, we obtained a Consent and Waiver Agreement (the "Agreement") from our syndicated bank group to waive non-compliance with certain financial covenants to our credit agreement and to agree to a method for calculating the borrowing base that eliminates the multiple of EBITDA calculation through the filing of the February 2004 borrowing base certificate. The Agreement provides waivers for certain quarterly financial covenants through December 31, 2003. As a result of the Agreement, cash borrowings under the credit agreement are limited to $20.0 million and the total borrowing base available for cash borrowing and the issuance of standby letters of credit may not exceed $75.0 million. Borrowings under the credit facility are classified as long-term due to their stated maturity date and the future expected compliance with the covenants of the credit facility. Effective March 31, 2004, the calculation of all covenants and the borrowing base revert to the original calculations contained in our June 14, 2002 credit agreement. Additionally, at that date the availability returns to $125.0 million and cash borrowings are limited to 40% of the borrowing base or $50.0 million. In the future, an acceleration of our debt under the credit facility could occur if the credit agreement's covenants are not met and we are not successful in obtaining waivers of compliance at that time.

         At September 30, 2003, $8.0 million was borrowed under the credit agreement. We had $44.8 million in letters of credit outstanding leaving a total of $33.4 million available for the issuance of letters of credit and borrowings. Based on the Agreement discussed above, total cash borrowings may not exceed $20.0 million.

         At September 30, 2003, we have various other obligations totaling $1.4 million, including notes payable generally related to equipment financing and revolving credit facilities. All are at market rates, are collateralized by certain vehicles, equipment or real estate and mature over various terms through 2004.

         We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $4.8 million at September 30, 2003 and $6.3 million at September 30, 2002.

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

         We believe that cash flows from operations and borrowing capacity under existing credit facilities, as modified under the Agreement, will be sufficient to finance working capital and capital expenditures for ongoing operations through September 30, 2004. We estimate capital expenditures for equipment and spare parts to be approximately $32.5 to $37.5 million in 2003. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively, there are not one or two events that, should they occur, could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political and Economic Risks; Operational Risks" contained in our report on Form 10-K, as amended, for the year ended December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." ("FIN 46"). The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, the revised effective date, to variable entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2003.

         The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2003 due to the generally short maturities of these items. We invest primarily in short-term dollar denominated bank deposits, and at September 30, 2003 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. We have the ability and expect to hold our investments to maturity.

         Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At September 30, 2003, $8.9 million of our indebtedness was subject to variable interest rates. The weighted average effective interest rate on the variable rate debt for the nine months ended September 30, 2003 was 5.1% The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income (loss) before income taxes by less than $0.1 million for the nine-month period. At September 30, 2003, our fixed rate debt approximated fair value based upon discounted future cash flows using current market prices.

ITEM 4. CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the period covered by this Form 10-Q, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

             10.1 Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003).

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

             32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  There were no current reports on Form 8-K filed during the three months ended September 30, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WILLBROS GROUP, INC.



Date: November 13, 2003       By:         /s/ Warren L. Williams
                                  -----------------------------------------
                                            Warren L. Williams
                                  Senior Vice President, Chief Financial Officer
                                               and Treasurer
                                       (Principal Financial Officer and
                                         Principal Accounting Officer)

                                  EXHIBIT INDEX



         The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.


      Exhibit
      Number      Description
      -------     -----------
         10.1     Willbros Group, Inc. Severance Plan (as amended and restated
                  effective September 25, 2003).

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