Form 10-K
period 2003-12-31
WILLBROS GROUP INC
filed 2004-03-12
CIK 895450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-K

 (Mark One)
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

   | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               PLAZA 2000 BUILDING
                             50TH STREET, 8TH FLOOR
                               P.O. BOX 0816-01098
                           PANAMA, REPUBLIC OF PANAMA
                          TELEPHONE NO.: (507) 213-0947
          (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
          Title of each class                           on which registered
     ----------------------------                     -----------------------
     Common stock, $.05 Par Value                     New York Stock Exchange
    Preferred Share Purchase Rights                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes |X|   No | |

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, was $214,809,323.

     As of March 1, 2004, 20,708,848 shares of the Registrant's Common Stock were outstanding.

                       Documents incorporated by reference

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2004 are incorporated by reference into Part III of this Form 10-K.

                              WILLBROS GROUP, INC.

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                             Page
                                     PART I
Items 1.
  and 2.       Business and Properties.....................................   4

Item 3.        Legal Proceedings...........................................  28

Item 4.        Submission of Matters to a Vote of Security Holders.........  28

Item 4A.       Executive Officers of the Registrant........................  29

                                     PART II

Item 5.        Market for Registrant's Common Equity and
               Related Stockholder Matters.................................  30

Item 6.        Selected Financial Data.....................................  31

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............  33

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk..  46

Item 8.        Financial Statements and Supplementary Data.................  47

Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure......................  72

Item 9A.       Controls and Procedures.....................................  72

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant..........  73

Item 11.       Executive Compensation......................................  73

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters.......  73

Item 13.       Certain Relationships and Related Transactions..............  73

Item 14.       Principal Accountant Fees and Services......................  73

                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.....................................  74

Signatures ... ............................................................  76

                           FORWARD-LOOKING STATEMENTS

     THIS FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-K WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS WHICH WE EXPECT OR ANTICIPATE WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), OIL, GAS, GAS LIQUIDS AND POWER PRICES, DEMAND FOR OUR SERVICES, THE AMOUNT AND NATURE OF FUTURE INVESTMENTS BY GOVERNMENTS, EXPANSION AND OTHER DEVELOPMENT TRENDS OF THE OIL, GAS AND POWER INDUSTRIES, BUSINESS STRATEGY, EXPANSION AND GROWTH OF OUR BUSINESS AND OPERATIONS, AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES WE MADE IN LIGHT OF OUR EXPERIENCE AND OUR PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AS WELL AS OTHER FACTORS WE BELIEVE ARE APPROPRIATE IN THE CIRCUMSTANCES. HOWEVER, WHETHER ACTUAL RESULTS AND DEVELOPMENTS WILL CONFORM TO OUR EXPECTATIONS AND PREDICTIONS IS SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS INCLUDING:

     -    CURTAILMENT OF CAPITAL EXPENDITURES IN THE OIL, GAS, AND POWER
          INDUSTRIES;

     -    POLITICAL OR SOCIAL CIRCUMSTANCES IMPEDING THE PROGRESS OF OUR WORK;

     -    THE TIMELY AWARD OF ONE OR MORE PROJECTS;

     -    CANCELLATION OF PROJECTS;

     -    INCLEMENT WEATHER;

     -    PROJECT COST OVERRUNS, UNFORESEEN SCHEDULE DELAYS, AND LIQUIDATED
          DAMAGES;

     - FAILING TO REALIZE COST RECOVERIES FROM PROJECTS COMPLETED OR IN PROGRESS WITHIN A REASONABLE PERIOD AFTER COMPLETION OF THE RELEVANT PROJECT;

     -    IDENTIFYING AND ACQUIRING SUITABLE ACQUISITION TARGETS ON REASONABLE
          TERMS;

     -    OBTAINING ADEQUATE FINANCING;

     -    THE DEMAND FOR ENERGY DIMINISHING;

     - DOWNTURNS IN GENERAL ECONOMIC, MARKET OR BUSINESS CONDITIONS IN OUR TARGET MARKETS;

     - CHANGES IN THE EFFECTIVE TAX RATE IN COUNTRIES WHERE THE WORK WILL BE PERFORMED;

     -    CHANGES IN LAWS OR REGULATIONS;

     - THE RISK FACTORS LISTED IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME;

     -    ABILITY TO MANAGE INSURABLE RISK AT AN AFFORDABLE COST; AND

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

                                 ______________

     UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES IN THIS FORM 10-K TO "WILLBROS", THE "COMPANY", "WE", "US" AND "OUR" REFER TO WILLBROS GROUP, INC., ITS CONSOLIDATED SUBSIDIARIES AND THEIR PREDECESSORS.

                                     PART I

ITEMS 1 AND 2.     BUSINESS AND PROPERTIES

WEBSITE ACCESS TO REPORTS

     Our public internet site is http://www.willbros.com/. We make available free of charge through our internet site, via a link to Edgar Online, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

     In addition, we currently make available on http://www.willbros.com/ our annual reports to stockholders. You will need to have the Adobe Acrobat Reader software on your computer to view these documents, which are in the .PDF format. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated's internet site, from which you can download the software, is provided.

GENERAL

     We are a leading independent international contractor serving the oil, gas and power industries. We provide construction and engineering services to industry and governmental entities worldwide, specializing in pipelines and associated facilities for onshore, coastal and offshore locations. We are also actively involved in asset development, ownership and operations as an extension of our construction and engineering services. We place particular emphasis on projects in countries where we believe our experience gives us a competitive advantage, including several developing countries.

     Our construction services include the building and replacement of:

     -    major pipelines;

     -    gathering systems;

     -    flow stations;

     -    pump stations;

     -    gas compressor stations;

     -    gas processing facilities;

     -    oil and gas production facilities;

     -    piers;

     -    pressure vessels;

     -    dock facilities; and

     -    bridges.

     Through our construction resources, we also provide specialty services, including asset development and operations. Our asset development and operations (also referred to as facility operations) include assets developed under "Build, Own and Operate" contracts, such as the fueling facilities operated for the Defense Energy Supply Corporation, an agency of the U.S. government, a gas processing plant, owned by us, in the Opal, Wyoming area, and a water injection facility in Venezuela.

     Our engineering services include:

     -    feasibility studies;

     -    conceptual and detailed design services;

     -    field services, material procurement; and

     -    overall project management.

     We provide our engineering services through engineering resources located in Tulsa, Oklahoma; Portland, Oregon; Salt Lake City (Murray), Utah; and Abu Dhabi. Construction services are provided utilizing a large fleet of company-owned and leased equipment that includes marine vessels, barges, dredges, pipelaying equipment, heavy construction equipment, transportation equipment and camp equipment. Our equipment fleet is supported by an extensive inventory of spare parts and tools, which we strategically position and maintain throughout the world to maximize availability and minimize cost.

     We trace our roots to the construction business of Williams Brothers Company, founded in 1908. Through successors to that business, we have completed many landmark projects around the world, including the "Big Inch" and "Little Big Inch" War Emergency Pipelines (1942-44), the Mid-America Pipeline (1960), the TransNiger Pipeline (1962-64), the Trans-Ecuadorian Pipeline (1970-72), the northernmost portion of the Trans-Alaskan Pipeline System (1974-76), the All American Pipeline System (1984-86), Colombia's Alto Magdalena Pipeline System (1989-90), a portion of the Pacific Gas Transmission System expansion (1992-93), and through a joint venture led by a subsidiary of ours, the Chad-Cameroon Pipeline (2000-2003).

     Over the years, we have been employed by more than 400 clients to carry out work in 55 countries. Within the past 10 years, we have worked in Africa, Asia, Australia, the Middle East, North America and South America. We have historically had a steady base of operations in Canada, Nigeria, Oman, the United States and Venezuela, which has been enhanced by major projects in Australia, Bolivia, Cameroon, Chad, Egypt, Gabon, Indonesia, Ivory Coast, Kuwait, and Pakistan.

     Private sector clients have historically accounted for the majority of our revenue. Government entities and agencies have accounted for the remainder. Our top ten clients were responsible for 75% of our total revenue in 2003 (75% in 2002 and 81% in 2001). Operating units of ExxonMobil and Royal Dutch/Shell Group of Companies accounted for 16% and 15% of our total revenue in 2003, respectively.

CORPORATE STRUCTURE

     We are incorporated in the Republic of Panama and maintain our headquarters at Plaza 2000 Building, 50th Street, 8th Floor, P.O. Box 0816-01098, Panama, Republic of Panama; our telephone number is (507) 213-0947. Panama's General Corporation Law is substantially modeled on the New York and Delaware corporate laws as they existed in 1932. Panama does not tax income derived from activities conducted outside Panama. The principal subsidiaries of Willbros Group, Inc. are:

     -    Willbros International, Inc.;

     -    Willbros RPI, Inc. ("RPI");

     -    Willbros MSI Canada Inc.("MSI");

     -    Willbros USA, Inc.;

     -    Willbros Mt. West, Inc.;

     -    Willbros Process Electric and Control, Inc.;

     -    Willbros Process Engineering Design, Inc.; and

     -    Willbros Pacific Industrial Electric, Inc.

     The latter four companies are referred to collectively as the "Mt. West Group."

     All significant operations outside North America are carried out by material direct or indirect subsidiaries of Willbros International, Inc., which is also a Panamanian corporation. Such material subsidiaries include:

     -    Willbros Middle East, Inc.;

     -    Willbros West Africa, Inc.;

     -    Willbros (Nigeria) Limited;

     -    Willbros (Offshore) Nigeria Limited;

     -    Constructora CAMSA, C.A.;

     -    The Oman Construction Company LLC; and

     -    Willbros Transandina, S.A.

     All significant operations in North America are carried out either by Willbros RPI, Inc., a Delaware corporation, the Mt. West Group, all Colorado corporations, with the exception of Willbros Process Electric and Control, Inc., which is an Oregon corporation, Willbros MSI Canada Inc., an Alberta, Canada corporation, or by other material subsidiaries of Willbros USA, Inc., which is also a Delaware corporation. Such other material subsidiaries of Willbros USA, Inc. include:

     -    Willbros Engineers, Inc.;

     -    Willbros Energy Services Company; and

     -    Willbros Operating Services, Inc.

     The Willbros corporate structure is designed to comply with jurisdictional and registration requirements associated with work bid and performed and to reduce worldwide taxation of operating income. Additional subsidiaries may be formed in specific work countries where necessary or useful for compliance with local laws or tax objectives. Administrative services are provided by Willbros USA, Inc., whose administrative headquarters are located at 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027, telephone number (713) 403-8000.

CURRENT MARKET CONDITIONS

     We believe the fundamentals supporting the demand for engineering and construction services for the pipeline industry will be strong in the mid to long-term. We expect the international market to lead improvements in demand for our services with an improvement in demand in the North American market expected in late 2004. The following factors have caused the short-term outlook for our business to strengthen:

     - Improving global economic conditions have increased demand growth for oil, gas, and power resulting in an increase in the expected number of oil, gas and power projects.

     - Planned capital expenditures for 2004 in North America are increasing, but have not yet reached levels suggested by market fundamentals. We believe we will begin to see the effects of these increased capital expenditures in our quarterly results in late 2004.

     - In West Africa and elsewhere, major projects with substantial capital commitments are underway and will require pipeline infrastructure for transportation and delivery of fuel, feedstock and final product.

     - Projects delayed by events of the last two years are now being discussed in earnest, with award dates advertised for the next 6-12 months.

     - New holders of assets acquired in the past two years through merger or outright purchase are now implementing plans to expand or upgrade those assets.

     - Increased demand in North America for natural gas has led to multiple proposals for new liquefied natural gas ("LNG") facilities, principally: regasification terminals and connecting pipelines in North America, and gas gathering and liquefaction facilities in exporting countries.

     As a result of these factors, in the short-term through 2004, we expect our revenue to increase approximately 25% to 35% from the 2003 level. In the mid to long-term, we believe several factors influencing the global energy markets will result in increased activity across our primary lines of business. The fundamental factors that we expect will lead to higher levels of energy-related capital expenditures include:

     - Efforts to establish new oil and gas production in more politically secure regions of the world;

     - Rising global energy demand resulting from economic growth in developing countries;

     - The need for larger oil and gas transportation infrastructures in a number of developing countries;

     - Some state-controlled oil and gas companies seeking foreign investment;

     - The increasing role of natural gas as a fuel for power generation and other uses in producing countries;

     - The international effort to stabilize Iraq and restore Iraqi oil production;

     - Decline in existing producing reservoirs which will require additional investment to stabilize or reverse;

     -    Initiatives to reduce natural gas flaring; and

     -    Aging of energy infrastructure.

     Industry surveys of pipeline construction suggest that planned worldwide pipeline construction will be higher in 2004 than in 2003. These reports indicate approximately $19 billion is planned to be spent worldwide in 2004 on pipeline construction and related infrastructure, compared to approximately $15 billion planned to have been spent in 2003. Industry surveys indicate that approximately 59,000 miles of pipeline construction are planned for 2004 and beyond, up significantly over comparable figures (38,000 miles) for 2003 and beyond. We expect more than $5 billion of these projects to meet our bidding criteria in 2004, and we expect to aggressively pursue these opportunities.

     Partially offsetting these positive factors is the potential for political and social unrest in some countries in which we operate:

     - The political situation in Venezuela remains uncertain, projects continue to be delayed, and the threat of disruptions to the safe and orderly conduct of work in that country remains.

     - Continuing unrest and security concerns in the Middle East have created greater than normal uncertainty in the global oil markets. This uncertainty continues to cause caution among oil and gas producers with respect to their planned capital expenditure programs for 2004, despite the high levels for oil and gas prices over the past five years.

     - Policies of populist governments in some South American countries have caused foreign investment in certain sectors, including energy, to decrease.

     We currently have a number of significant bids outstanding with respect to potential contract awards in Nigeria, Oman, Qatar, Thailand, and the United States. We are also preparing bids with respect to potential contract awards in Costa Rica, Egypt, Iraq, Mexico, Nigeria, Oman, Thailand, and the United States. Finally, we expect to prepare and submit bids with respect to various other potential construction and engineering projects worldwide.

BUSINESS STRATEGY

     We seek to maximize stockholder value through our business strategy. The core elements of this strategy are to:

     - Concentrate on projects and prospects in areas where we can be most competitive and obtain the highest profit margins with the appropriate level of contractual and geo-political risk;

     - Pursue engineering, procurement and construction ("EPC") contracts with vigor because they can often yield higher profit margins on the engineering and construction components of the contract than stand alone contracts for similar services;

     - Focus on performance and project execution in order to maximize the profit potential on each contract awarded;

     - Place an increased focus on our commitments to safety and quality because these elements of performance measurement are increasingly important as differentiators from our competitors;

     - Develop alliances with companies who will enhance our capabilities and competitiveness in markets throughout the world;

     - Pursue growth through expansion and acquisitions in complementary business lines;

     - Pursue asset development and operation opportunities to leverage our expertise in design and construction, and to provide a more predictable stream of revenue and cash flow;

     - Maintain a strong balance sheet, balancing business risk with low financial risk, and maintain operating and overhead costs commensurate with anticipated levels of revenue; and

     - Pursue alliances and equity investment opportunities with clients to secure long-term contracts which provide greater stability in our future revenue and cash flow streams.

     In pursuing this strategy, we rely on the competitive advantage gained from our experience in completing logistically complex and technically difficult projects in remote areas with difficult terrain and harsh climatic conditions, our longstanding customer relationships, and our experienced multinational employee base. Recognizing our employees as key to our competitive advantage, we continue to invest in them to ensure that they have the training and tools needed to be successful in today's challenging environment.

     Over the past three years, we have worked to maintain operating and overhead costs commensurate with a level that is justified by expected revenue. To accomplish this objective, we downsized operations or offices in work countries where expected returns have not materialized and identified and sold surplus equipment. In addition, we terminated certain employee benefit plans and in some cases replaced them with other benefits which controlled our costs and enhanced our competitive position in recruiting and retaining experienced personnel. We remain committed to maintaining overhead costs justified by anticipated revenue run rates; presently, we believe current market conditions are improving and expect to increase some overhead costs to enable us to be responsive to market opportunities.

     In carrying out the core elements of our long-term strategies, we build from the following:

     Geographic Area. Our objective is to maintain and enhance our presence in regions where we have developed a strong base of operations, such as Africa, the Middle East, North America and South America, by capitalizing on our local experience, established contacts with local customers and suppliers, and familiarity with local working conditions. In pursuing this strategy, we seek to identify a limited number of long-term niche markets in which we can outperform the competition and establish an advantageous position. In 2001, to establish our presence in Canada, we acquired Willbros MSI Canada Inc. (formerly MSI Energy Services Inc.), a Canadian contractor active in the oil sands producing area of Northern Alberta. In 2002, we acquired the Mt. West Group to increase and complement our engineering and construction, and EPC capabilities. The Mt. West Group acquisition also enhanced our presence in the northwestern United States. We also seek to establish or enhance our presence in other strategically important areas.

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

     Focus on Superior Project Execution. We will continue to focus on performance and project execution in order to maximize customer satisfaction and the profit potential on each contract awarded. Our work force benefits from and integrates feedback from complementary activities conducted by our engineering and construction organizations. Constructability input from our global experience enables our engineering teams to incorporate best practice for any geographic region, terrain or climate. New technologies and designs introduced first in engineering studies and project management tools are leveraged to increase productivity and maximize asset utilization in capital intensive construction activities. By doing so, we improve our competitive position and we also enhance our potential for repeat business and/or add-on engineering or specialty services.

     Safety and Quality Improvements. Our Health, Safety and Environment (HSE) program enhances our ability to meet the specific requirements of our customers through continuous improvements to all our business processes. Based on regulatory laws and best practices which include general standards, construction activities and maintenance operations in the oil services industry, the HSE system is a merger of a systems-based approach, based on API 9100 guidelines, and focuses on leadership. HSE goals and objectives are an integral part of our business strategy, aimed to promote continuous improvement in safety performance through management commitment and visibility. Our HSE program includes specific training, audits, recognition and accountability, action plans, and pre-planning as proactive measures.

     Strategic Alliances. We seek to establish strategic alliances with companies whose resources, skills and strategies are complementary to and are likely to enhance our business opportunities, including the formation of joint ventures and consortia to achieve a competitive advantage and share risks. Such alliances have already been established in a number of countries, and we currently have alliances to pursue or perform work in Australia, Bolivia, Canada, China, Ecuador, Saudi Arabia, Thailand, the United States, and Venezuela.

     Acquisitions. We seek to identify, evaluate and acquire companies that offer growth opportunities and that complement our resources and capabilities. Consistent with this strategy, in January 2000, we acquired Willbros RPI, Inc. (formerly Rogers & Phillips, Inc.), or "RPI," a closely held pipeline construction company in Houston, Texas with an experienced management team and a strong market position in the U.S. Gulf Coast area. In 2001, we acquired MSI, a closely held facility maintenance and pipeline construction company based in Alberta, Canada. In October 2002, we acquired the Mt. West Group, a group of four closely-held engineering and construction companies operating principally in the western half of the United States.

     Asset Development and Operations. We may decide to make an equity investment in a project in order to enhance our competitive position and/or maximize project returns. In 1998, this strategy led to our Venezuelan subsidiary taking a 10 percent equity interest in a joint venture which was awarded a 16-year contract to operate, maintain and refurbish water injection facilities in Lake Maracaibo, Venezuela. Also, since 1998, we have owned and operated fueling facilities for an agency of the U.S. Government. In 2003, we completed agreements with a North American natural gas processor to design, construct and own a gas processing plant in Opal, Wyoming to process gas production from nearby fields for an annual processing fee plus a share of sales of natural gas liquids extracted.

     Conservative Financial Management. We emphasize the maintenance of a strong balance sheet in financing the development and growth of our business. We also seek to obtain contracts that are likely to result in recurring revenue in order to partially mitigate the cyclical nature of our construction and engineering businesses. Additionally, whenever possible we act to minimize our exposure to currency fluctuations through the use of U.S. dollar-denominated contracts and by limiting payments in local currency to approximately the amount of local currency expenses. We continue to exercise a disciplined approach to controlling costs at both project and administrative levels. We may seek new financing, either debt or equity, as market conditions allow and business opportunities may dictate.

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

     In 1975, Williams elected to discontinue its pipeline construction activities and, in December 1975, sold substantially all of the non-U.S. assets and international entities comprising its pipeline construction division to a newly formed Panama corporation (eventually renamed Willbros Group, Inc.) owned by employees of the division. In 1979, Willbros Group, Inc. retired its debt incurred in the acquisition by selling a 60% equity interest to Heerema Holding Construction, Inc. ("Heerema"). In 1986, Heerema acquired the balance of Willbros Group, Inc., which then operated as a wholly-owned subsidiary of Heerema until April 1992.

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

1970-72 Built the Trans-Ecuadorian Pipeline, crossing the Andes Mountains, consisting of 315 miles (505 kilometers) of 20-inch and 26-inch pipeline, seven pump stations, four pressure-reducing stations and six storage tanks. Considered the most logistically difficult pipeline project ever completed at the time.

1974-76 Led a joint venture which built the northernmost 225 miles (365 kilometers) of the Trans-Alaskan Pipeline System.

1974-76 Led a joint venture which constructed 290 miles (465 kilometers) of pipeline and two pump stations in the difficult to access western Amazon basin of Peru; another logistics challenge which required lightering from shipping on the Amazon River.

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

1984-95 Developed and furnished a rapid deployment fuel pipeline distribution and storage system for the U.S. Army which was used extensively and successfully in Saudi Arabia during Operation Desert Shield/Desert Storm in 1990/1991, in Somalia during 1993 and in Iraq in 2003.

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

1996 Listed shares upon completion of an initial public offering of common stock on the New York Stock Exchange under the symbol "WG."

1996-97   Achieved ISO Certification for seven operating companies.

1996-98 Performed an EPC contract with Asamera (Overseas) Limited to design and construct pipelines, flowlines and related facilities for the Corridor Block Gas Project located in southern Sumatra, Indonesia.

1997-98 Carried out a contract for the construction of 120 miles (200 kilometers) each of 36-inch and 20-inch pipelines in the Zuata Region of the Orinoco Belt in Venezuela.

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

2000 Acquired Rogers & Phillips, Inc., a United States pipeline construction company.

2000 Relocated the Willbros USA, Inc. administrative headquarters from Tulsa, Oklahoma to Houston, Texas.

2001 Acquired MSI, an Alberta, Canada based contractor, working in the oil sands area and established a presence in Canada.

2001      Ended year with record backlog of $407.6 million.

2002 Acquired the Mt. West Group to enhance presence in the western United States, and to improve our service capabilities worldwide.

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

2003 Completed work on the Explorer Pipeline Mainline expansion project, adding 12 new pump stations and additional storage to this products pipeline from the Gulf Coast to central Illinois.

2003 Completed an EPC contract for the 665-mile (1,070-kilometer), 30-inch crude oil Chad-Cameroon Pipeline Project, through a joint venture with another international contractor.

2003 Completed the GASYRG natural gas pipeline in Bolivia, 144 miles (230 kilometers) of 32-inch pipeline from the San Alberto gas field to connect with export facilities to Brazil.

2003 Began work on the design and construction of the Opal gas processing plant with nominal capacity of 350 million standard cubic feet per day.

SERVICES PROVIDED

     We operate in a single operating segment providing contract construction, specialty services and engineering to the oil, gas and power industries. The following table reflects our contract revenue by type of service for 2003, 2002 and 2001.

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                    2003                      2002                    2001
                                                    ----                      ----                    ----
                                              AMOUNT     PERCENT        AMOUNT       PERCENT     AMOUNT      PERCENT
                                              ------     -------        ------       -------     ------      -------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)

Construction.........................      $   293,714       70%      $   344,834       59%      $ 214,456      55%
Engineering..........................           36,231        9           177,222       30         120,321      31
Specialty Services...................           88,792       21            61,647       11          55,357      14
                                            ----------     ----       -----------     ----       ---------     ---

     Total...........................      $   418,737      100%      $   583,703      100%      $ 390,134     100%
                                           ===========      ===       ===========     ====       =========     ===

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

     Pipeline Construction. World demand for pipelines results from the need to move millions of barrels of crude oil and petroleum products and billions of cubic feet of natural gas to refiners, processors and consumers each day. Pipeline construction is capital-intensive, and we own, lease, operate and maintain a fleet of specialized equipment necessary for operations in the pipeline construction business. We focus on pipeline construction activity in remote areas and harsh climates where we believe our experience gives us a competitive advantage. We believe that we have constructed more miles of pipeline than any other private sector company.

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

     Onshore construction often involves separate crews to perform the following different functions:

     -    clear the right-of-way;

     -    grade the right-of-way;

     -    excavate a trench in which to bury the pipe;

     - haul pipe to intermediate stockpiles from which stringing trucks carry pipe and place individual lengths (joints) of pipe alongside the ditch;

     -    bend pipe joints to conform to changes of direction and elevation;

     -    clean pipe ends and line up the succeeding joint;

     -    perform various welding operations;

     -    non-destructively inspect welds;

     -    clean pipe and apply anti-corrosion coatings;

     -    lower pipe into the ditch;

     -    backfill the ditch;

     -    bore and install highway and railroad crossings;

     -    drill, excavate or dredge and install pipeline river crossings;

     -    tie in all crossings to the pipeline;

     -    install mainline valve stations;

     -    conduct pressure testing;

     -    install cathodic protection system; and

     -    perform final clean up.

     Special equipment and techniques are required to construct pipelines across wetlands and offshore. We use swamp pipelaying methods extensively in Nigeria, where a significant portion of our construction operations are carried out in the Niger River delta. In addition to our primary offshore and swamp equipment such as lay barges, dredges and swamp backhoes, we have a substantial investment in support vessels, including tugboats, barges, supply boats and houseboats, which are required in order to maintain our capabilities in offshore and swamp pipeline construction.

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

     Marine Construction. Our marine fleet includes lay barges, pile driving barges, derrick barges and other vessels, which support marine construction operations, including the "Willbros 318" combination derrick/lay barge which performs shallow water pipelay and maintenance projects in offshore West Africa. This 300-foot (91-meter) barge is capable of laying up to 24-inch diameter pipe in up to 200-foot water depths. During 2001, we purchased the "WB82" work/derrick barge to complement our West Africa marine construction operations. The WB82 work/derrick barge is a 253-foot (78-meter) barge with accommodations for 135 personnel. The WB82 is equipped with a 100-ton revolving crane and is configured to support the construction, maintenance and repair of marine facilities. In West Africa we also own and operate the Eros, a dive support vessel. In Venezuela, we construct and install fixed drilling and production platforms in Lake Maracaibo and near shore locations, and we are also capable of building bridges, docks, jetties and mooring facilities.

SPECIALTY SERVICES

     We provide a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines. Frequently, such services require the utilization of specialized equipment, which is costly and requires operating expertise. Due to the initial equipment cost and operating expertise required, many client companies hire us to perform these services. We own and operate a variety of specialized equipment that is used to support construction projects and to provide a wide range of oilfield services. We provide the following primary types of specialty services:

     -    Dredging;

     -    Pipe Coating;

     -    Concrete Weight Coating;

     -    Pipe Double-Jointing;

     -    Piling;

     -    Pressure Vessels;

     -    Marine Heavy Lift Services;

     -    Transport of Dry and Liquid Cargo;

     -    Rig Moves;

     -    Maintenance and Repair Services; and

     -    Asset Development and Operation.

     Our workforce has significant experience in the operation of the types of facilities we design and build. We make equity investments in some projects to enhance our competitive position for the work assignments associated with the project. In other instances, our experience enables us to understand and manage project completion risk and in these cases we may elect to develop and own a complete facility which will provide attractive internal rates of return over an extended period of time. We currently have equity positions in and operate the following facilities:

     Opal Gas Processing Plant. We designed, built and own a turbo-expander plant which processes gas produced from the Pinedale anticline. Designated TXP4, the plant is located near Opal, Wyoming in southwestern Wyoming and is designed to process volumes in excess of 350 million standard cubic feet per day of natural gas, producing 7,000 to 11,000 barrels per day of natural gas liquids at various operating conditions. We receive an annual processing fee under a 10 year contract and share in the proceeds from the sales of natural gas liquids extracted. The Opal Gas Plant began commercial natural gas processing activity in the first quarter of 2004.

     SIMCO Water Injection Facilities. In 1998, through our Venezuelan subsidiary, we took a 10 percent equity interest in a joint venture which was awarded a 16-year contract to operate, maintain and refurbish water injection facilities on Lake Maracaibo, Venezuela.

     U.S. Defense Energy Support Center. Since 1998, we have constructed five fueling facilities for the U.S. Defense Energy Support Center. Currently, we own and operate two fueling facilities at Ft. Bragg, North Carolina, which were constructed by us in 1998 and a similar facility completed in 2000 at Twentynine Palms Marine Corps Base in California. In 2001, we were awarded contracts for similar facilities at Ft. Stewart, Georgia and Ft. Gordon, Georgia; these facilities were completed and operational in 2002. In 2004 we expect to bid on six similar facilities at various U.S. government bases.

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

     To complement our engineering services, we also provide a full range of field services, including:

     -    surveying;

     -    right-of-way acquisition;

     -    material receiving and control;

     -    construction inspection;

     -    facilities startup assistance; and

     -    facilities operations.


     These services are furnished to a number of oil, gas, power and government clients on a stand-alone basis and are also provided as part of EPC contracts undertaken by us.

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

     Liquids Pipelines and Storage Facility Design. We have engineered a number of crude oil and refined petroleum products systems throughout the world, and have become recognized for our expertise in the engineering of systems for the storage and transportation of petroleum products and crude oil. In 2001, we provided engineering and field services for conversion of a natural gas system in the Midwest United States, involving over 794 miles (1,279 kilometers) of 24-inch to 26-inch diameter pipeline to serve the upper Midwest with refined petroleum products. We recently completed EPC services for the expansion of another petroleum products pipeline to the Midwest involving 12 new pump stations, modifications to another 13 pump stations and additional storage.

     U.S. Government Services. Since 1981, we have established our position with U.S. government agencies as a leading engineering contractor for jet fuel storage and aircraft fueling facilities, having performed the engineering for major projects at seven U.S. military bases including three air bases outside the U.S. The award of these projects was based largely on contractor experience and personnel qualifications. In the past four years, we have won four of seven so-called "Build, Own, and Operate", or "BOO" projects to provide fueling facilities at four military bases in the United States for the U.S. Defense Energy Support Center.

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

GEOGRAPHIC REGIONS

     We operate, or have operated, in the following geographic regions: Africa, North America, South America, the Middle East, Asia and Australia. The following table shows our contract revenue by geographic region for 2003, 2002 and 2001.

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                    2003                      2002                     2001
                                                    ----                      ----                     ----
                                              AMOUNT      PERCENT     AMOUNT      PERCENT      AMOUNT     PERCENT
                                              ------      -------     ------      -------      ------     -------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
Africa...............................      $   181,708      43%    $   243,260       42%     $ 146,200       37%
North America........................          153,578      37         245,237       42        208,626       54
South America........................           32,509       8          77,962       13         16,968        4
Middle East..........................           50,942      12          17,244        3         14,303        4
Asia and Australia...................               --      --              --       --          4,037        1
                                           -----------     ---     -----------      ---      ---------      ---

     Total...........................      $   418,737     100%    $   583,703      100%     $ 390,134      100%
                                           ===========     ===     ===========      ===      =========      ===

     See Note 14 of the "Notes to Consolidated Financial Statements" included in
Item 8 of this Form 10-K for additional information about operations in our work countries.

     Africa

     Africa has been and will continue to be an important strategic market for us. We believe that there will be opportunities to expand our business in Africa, particularly through the development of natural gas projects. There are large, potentially exploitable reserves of natural gas in West Africa, extending from the Ivory Coast to Angola. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. We intend to maintain our presence in Africa and seek to increase our share of available work. Currently, we are monitoring or bidding major work prospects in Algeria, Egypt, Gabon, and Nigeria.

     Over the past 50 years, we have completed major projects in a number of African countries including Algeria, Chad, Cameroon, Egypt, Gabon, Ivory Coast, Libya, Morocco and Nigeria. We have management staff resident in Africa, assisted by engineers, managers and craftsmen with extensive African experience, capable of providing construction expertise, repair and maintenance services, dredging operations, pipe coating and engineering support. Strong local relationships have enabled us to satisfy the varied needs of our clientele in this region.

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

     North America

     We have provided services to the U.S. oil and gas industry for more than 90 years. We believe that the United States will continue to be an important market for our services. Market conditions for the short-term are expected to begin to improve in late 2004, as many of the energy transportation companies improve their financial condition and focus on core businesses. To improve their liquidity, some of our traditional clients have sold some pipeline assets; in some cases, to new industry participants. We expect these new owners to begin to develop and implement their capital budgets for these newly acquired assets in 2004 as they complete their evaluation of the newly acquired assets and finalize their strategies for maximizing the return on their investments in these assets. Deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which we expect will result in continued demand for our services in the mid to long-term. The demand for natural gas for industrial and power usage in the United States should increase the demand for additional new natural gas transportation infrastructure. We anticipate that additional supply to satisfy such market demand for natural gas will come from existing and new production in western Canada, the Rocky Mountain region, the Gulf of Mexico, the Canadian Atlantic offshore region, and newly proposed liquefied natural gas (LNG) regasification terminals. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs.

     We are recognized as an industry leader in the United States for providing state-of-the-art project management, engineering, procurement and construction services. We maintain a staff of experienced management, construction, engineering and support personnel in the United States. We provide these services through engineering offices located in Tulsa, Oklahoma; Portland, Oregon; and Salt Lake City (Murray), Utah. Construction operations based in Houston, Texas, (RPI); Fruita, Colorado (Willbros Mt. West); and Ft. McMurray, Alberta (MSI) provide the majority of construction services in North America.

     We have also provided significant engineering services to the U.S. Government during the past 15 years, particularly in fuel storage and distribution systems and aircraft fueling facilities.

     On January 24, 2000, we acquired Willbros RPI, Inc., formerly Rogers & Phillips, Inc., a closely held pipeline construction company in Houston, Texas, with an experienced management team and a strong market position in the U.S. Gulf Coast area. On October 12, 2001, we acquired Willbros MSI Canada, Inc., formerly MSI Energy Services Inc., a Canadian contractor with a strong position in the oil sands area of northern Alberta; an area in which production is projected to expand from 600,000 barrels per day in 2000 to more than 1.8 million barrels per day by 2010. On October 23, 2002, we acquired the Mt. West Group to enhance our gas processing and facilities engineering and construction services. These acquisitions add technical management capabilities to improve and enhance our service offerings to our clients worldwide. Additionally, these acquired companies extend Willbros' presence to new geographic areas.

     South America

     We have been active in South America since 1939. Developments involving political changes and privatization efforts in some of the South American countries make this region attractive to us. In particular, privatization and deregulation in this region are allowing more foreign and domestic private investment in the energy sector which, until recently, had traditionally been controlled by state-owned energy companies. The medium to long-term market outlook has not changed, but in the short-term, the markets in Venezuela and Bolivia have been disrupted by political instability. We expect gas transportation projects in Bolivia, Brazil, Chile, Peru and Venezuela to continue to evolve to meet increasing demand for gas for industrial and power usage in the rapidly growing urban areas. In Venezuela and Ecuador, crude oil transportation systems will likely need to be built and/or upgraded so that the vast crude reserves in these countries can be efficiently exported to the world market. We are aggressively pursuing business opportunities throughout South America and currently bidding work or monitoring prospects in Bolivia, Ecuador, Peru and Venezuela.

     We have performed numerous major projects in South America, where our accomplishments include the construction of five major pipeline crossings of the Andes Mountains and setting a world altitude record for constructing a pipeline.

     Venezuela is the largest oil producer in South America and conservative estimates place proven reserves at more than 77 billion barrels of oil and 146 trillion cubic feet of natural gas. The government of Venezuela, under Presidente Hugo Chavez, has separated the natural gas initiative from the oil interests of Petroleos de Venezuela, S. A., or "PDVSA", the government owned oil company, to place natural gas projects on an equal footing with oil projects. This new emphasis on natural gas projects should translate into more demand for natural gas engineering and construction capabilities such as ours; however, at present, the timing of such projects remains uncertain. The Chavez government has also experienced extreme civil unrest culminating in a national strike beginning in December 2002. This strike resulted in a decision by us in mid-December 2002 to suspend all work in Venezuela until satisfactory conditions had resumed for the safe and efficient conduct of project activities. In mid-March 2003, the impact of the strike had moderated and we returned to work. The negative impact of the strike was felt throughout 2003. Some reductions in revenue and earnings in 2003 were the result of these disruptions as actual operations did not achieve the planned physical progress on the project. Some revenue and earnings originally forecasted for 2003 have been deferred into 2004. The outcome of negotiations between the government and opposition groups is uncertain, and we believe significant new foreign investment is unlikely until these negotiations are satisfactorily completed.

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

     Late in 2001, we were selected, in an alliance with another international contractor, to construct a 144-mile (230-kilometer) 32-inch natural gas pipeline in Bolivia for the Transierra consortium. This project was completed in the first half of 2003.

     Middle East

     Hostilities in the Middle East during 2003 caused the short-term outlook for projects to be very limited. However, we continue to believe that increased exploration and production activity in the Middle East will be the primary factor influencing the construction of new energy transportation systems in the region. The majority of future transportation projects in the region are expected to be centered around natural gas due to increased regional demand, governments' recognition of gas as an important asset and an underdeveloped gas transportation infrastructure throughout the region. In April 2003, we were awarded an EPC contract for a natural gas pipeline system in Oman and expect to complete that project in 2004. We are currently performing work as a subcontractor to Kellogg Brown & Root ("KBR") to repair damaged pipelines in northern Iraq. We are also a qualified subcontractor to Perini Corporation, which was awarded an indefinite delivery/indefinite quantity ("IDIQ") contract valued at up to $1.5 billion. The IDIQ contract allows the U.S. Army Corps of Engineers ("USACE") to call upon the contracted companies to rapidly provide design and construction services as needed to support the USACE needs in Iraq and elsewhere. Projects delayed in the region, by uncertainty associated with the hostilities in Iraq, are now being tendered and awarded. We believe the Middle East in general will present opportunities to provide an increased level of services in 2004 and 2005. We continue to monitor project opportunities throughout the Middle East and are currently investigating prospects in Abu Dhabi, Iraq, Jordan, Kuwait, Oman, Qatar, Saudi Arabia and Yemen.

     Our operations in the Middle East date back to 1948. We have worked in most of the countries in the region, with particularly heavy involvement in Iran, Kuwait, Oman and Saudi Arabia. Currently, we have ongoing operations in Oman, where we have been active continuously for more than 35 years. We maintain a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offer construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to our clients. In November 1999, we were awarded a five-year contract by Oman LNG for general maintenance services. In 2003 we established an administrative and engineering office in Abu Dhabi to provide additional support services to this market. We believe our presence in Oman and our experience there and in other Middle Eastern countries will enable us to successfully win and perform projects in this region.

     Asia and Australia

     Australia and Asia continue to be geographic areas of interest due to the relative abundance of undeveloped natural gas resources. That abundance, and environmental concerns, favor the use of natural gas for power generation and industrial and residential usage in Australia and Asia. We are currently conducting marketing and business development activities in this market and bidding on projects in Thailand.

BACKLOG

     In our industry, backlog is considered an indicator of potential future performance since it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but, rather, on capturing quality backlog with margins commensurate with the risks associated with a given project.

     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2003, backlog was $224.7 million, compared to $216.0 million at December 31, 2002. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. We expect that approximately $170 million, or 76%, of our existing backlog at December 31, 2003, will be recognized in revenue during 2004. Historically, a substantial amount of our revenue in a given year has not been reflected in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in backlog. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

     Breakdown of our backlog by geographic region as of December 31, 2003 and 2002:

                                                                    2002                        2003
                                                                    ----                        ----
                                                            AMOUNT       PERCENT        AMOUNT       PERCENT
                                                            ------       -------        ------       -------
                                                                       (DOLLAR AMOUNTS IN THOUSANDS)
     Africa.......................................      $     49,942        22%      $    77,084         35%
     North America................................            93,687        42            66,567         31
     South America................................            23,230        10            65,991         31
     Middle East..................................            57,853        26             6,343          3
                                                        ------------      ----       -----------       ----
     Total........................................      $    224,712       100%      $   215,985        100%
                                                        ============      ====       ===========       ====

     Breakdown of our backlog by line of business as of December 31, 2003:

                                                                         AMOUNT            PERCENT
                                                                         ------            -------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
     Construction...................................                  $    136,082            61%
     Engineering....................................                         5,245             2
     Specialty Services.............................                        83,385            37
                                                                      ------------           ---
     Total..........................................                  $    224,712           100%
                                                                      ============           ===

COMPETITION

     We operate in a highly competitive environment. We compete against government-owned or supported companies and other companies that have financial and other resources substantially in excess of those available to us. In certain markets, we compete against national and regional firms against which we may not be price competitive.

     Our primary competitors for international onshore construction projects in developing countries include Technip (France), CCC (Lebanon), Saipem (Italy), AMEC Spie-Capag (France), Techint (Argentina), Bechtel (U.S.), Stroytransgaz (Russia), Tekfen (Turkey), and Nacap (Netherlands). We believe that we are one of the few companies among our competitors possessing the ability to carry out large projects in developing countries on a turnkey basis (engineering, procurement and construction), without subcontracting major elements of the work. As a result, we may be more cost effective than our competitors in certain instances or offer a superior value proposition.

     We have different competitors in different markets. In Nigeria, we compete for pipe coating work with ShawCor Ltd. (Canada), while our dredging competitors include Bos Kalis Westminster (Netherlands),

Dredging International (Belgium), Bilfinger + Berger (Germany), Nigerian Dredging & Marine (Netherlands) and Ham Dredging (Netherlands). In offshore West Africa, we compete with SaiBos, Stolt Offshore, Global Industries, Inc., and Adamac Group. In Oman, competitors in oil field transport services include Desert Line, Al Ahram, Hamdam and TruckOman, all Omani companies; and in construction and the installation of flowlines and mechanical services, we compete with Taylor Woodrow Towell (Britain), CCC (Lebanon), Dodsal (India), Saipem (Italy), Desert Line (Oman) and Galfar (Oman). In Venezuela, competitors in marine support services include Raymond de Venezuela, Petrolago, and Siemogas, all Venezuelan companies. In the Southern Cone of South America, major competitors include Techint (Argentina), Conduto (Brazil), Odebrecht (Brazil), and Contreras Hermanos (Argentina).

     In the United States, our primary construction competitors on a national basis include Associated Pipeline Contractors, Gregory & Cook, H. C. Price, Sheehan Pipeline Construction, U.S. Pipeline and Welded Construction. In addition, there are a number of regional competitors, such as Sunland, Dyess, Flint, and Jomax.

     Primary competitors for engineering services include:

     -    Alliance Engineering;

     -    Bechtel;

     -    Colt Engineering;

     -    Fluor;

     -    Gulf Interstate;

     -    Jacobs Engineering;

     -    Kellogg Brown and Root;

     -    Mustang Engineering;

     -    Paragon Engineering;

     -    Snamprogetti;

     -    Technip;

     -    Trigon Sheehan; and

     -    Universal Ensco.

JOINT VENTURES

     From time to time in the ordinary course of our business, we enter into joint venture agreements with other contractors for the performance of specific projects. Typically, we seek one or more joint venture partners when a project requires local content, equipment, manpower or other resources beyond those we have available to complete work in a timely and efficient manner or when we wish to share risk on a particularly large project. Our joint venture agreements identify the work to be performed by each party, procedures for managing the joint venture work, the manner in which profits and losses will be shared by the parties, the equipment, personnel or other assets that each party will make available to the joint venture and the means by which any disputes will be resolved. We completed the construction of the onshore pipeline for the Chad Development Project in Chad and Cameroon, in such a joint venture with Spie-Capag (Jersey) Ltd in 2003.

CONTRACT PROVISIONS AND SUBCONTRACTING

     Most of our revenue is derived from construction, engineering, and specialty service contracts. We enter into four basic types of construction and specialty service contracts:

     - firm fixed-price or lump sum fixed-price contracts providing for a single price for the total amount of work or for a number of fixed lump sums for the various work elements comprising the total price;

     - unit-price contracts which specify a price for each unit of work performed;

     - time and materials contracts under which personnel and equipment are provided under an agreed schedule of daily rates with other direct costs being reimbursable; and

     - a combination of the above (such as lump sums for certain items and unit rates for others).

     We enter into three types of engineering contracts:

     -    firm fixed-price or lump sum fixed-price contracts;

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

     In evaluating bid opportunities, we consider such factors as the client, the geographic location, the difficulty of the work, our current and projected workload, the likelihood of additional work, the project's cost and profitability estimates, and our competitive advantage relative to other likely bidders. We give careful thought and consideration to the political and financial stability of the country or region where the work is to be performed. We use computer-based estimating systems. The bid estimate forms the basis of a project budget against which performance is tracked through a project control system, enabling management to monitor projects effectively.

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

     A substantial portion of our projects are currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and may incur losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In some cases, we are able to recover additional costs and profits from the client through the change order process. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract. Our accounting policy related to contract variations and claims requires recognition of all costs as incurred. Revenue associated with these contract variations and claims is recognized only when agreement is reached with the client with respect to scope and price. Consequently, revenue and income may be reported in periods after the periods in which corresponding expenses were reported.

EMPLOYEES

     At December 31, 2003, we employed directly or through our joint ventures, a multi-national work force of approximately 3,300 persons, of which 78% are citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 3,200 over the past five years. The minimum employment during that period has been 2,010 and the maximum 6,020. At December 31, 2003, approximately 46% of our employees were covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

     The following table sets forth the location of employees by work countries as of December 31, 2003:

                                                        NUMBER OF
                                                       EMPLOYEES(1)    PERCENT
                                                       ------------    -------
     Nigeria.........................................     1,423          43%
     Oman............................................       674          20
     U.S. Construction...............................       415          13
     Venezuela.......................................       381          12
     U.S. Engineering................................       167           5
     Canada..........................................       142           4
     U.S. Administration.............................        57           2
     Bolivia.........................................        20           1
     Other...........................................         3          --
                                                          -----        ----

     Total...........................................     3,282        100%
                                                          =====        ===

     (1) Includes joint ventures

EQUIPMENT

     We own, lease, and maintain a fleet of generally standardized construction, transportation and support equipment and spare parts. In 2003 and 2002, expenditures for capital equipment and spare parts were $40.6 million and $30.2 million, respectively. At December 31, 2003, the net book value of our property, plant, equipment and spare parts was $101.9 million.

     Historically, we have elected to own rather than lease equipment to ensure the required equipment is available as needed. We believe this has resulted in lower equipment costs. We are constantly evaluating the availability of equipment and may from time to time pursue the leasing of equipment to support projects. In recent years the leasing market for heavy construction equipment in international locales has become much more competitive. As a result, we have recently made more significant use of leasing to support our project equipment requirements. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may dispose of underutilized equipment from time to time. All equipment is subject to scheduled maintenance to maximize fleet readiness. We have maintenance facilities at Port Harcourt, Nigeria; Azaiba, Oman; Maracaibo, Venezuela; Houston, Texas; Fruita, Colorado and Ft. McMurray, Canada as well as temporary site facilities on major jobs to minimize downtime.

FACILITIES

     We own a 14-acre equipment yard/maintenance facility and an adjoining 29-acre undeveloped industrial site (that is under lease to a third party) at Broken Arrow, Oklahoma, a short distance from Tulsa, Oklahoma. In Channelview, Texas, near Houston, we own a 20-acre equipment and maintenance facility, which includes an office and maintenance shop building. In Houston, we own a 10 acre equipment yard and maintenance facility which includes an 8,500 square foot maintenance/warehouse building and two office buildings totaling approximately 8,200 square feet. Also, in Tulsa, Oklahoma we own a 100,000 square foot office building. In Canada, we own a 10,000 square foot fabrication shop on 3 acres of land in Ft. McMurray, Canada. In Venezuela, our offices and construction facilities are located on 15 acres of land, which we own, on the shores of Lake Maracaibo. In addition, our subsidiary, Willbros Pacific Industrial Electric, Inc. owns an office/shop/warehouse facility in Gillette, Wyoming, which consists of a 50 foot by 150 foot building on a 4.5 acre site. We lease all other facilities used in our operations, including corporate offices in Panama; administrative and engineering offices in Houston, Texas; Fruita, Colorado; Portland, Oregon; Salt Lake City (Murray), Utah and various office facilities, equipment sites and expatriate housing units in the United States, Bolivia, Canada, England, Nigeria, Oman, and Venezuela. Rent expense for these facilities was $2.1 million in 2003 and $1.8 million in 2002.

INSURANCE AND BONDING

     Operational risks are analyzed and categorized by our risk management department and are insured through a major international insurance broker under a comprehensive insurance program, which includes commercial insurance policies, consisting of the types and amounts typically carried by companies engaged in the worldwide construction industry. We maintain worldwide master policies written mostly through highly rated insurers. These policies cover our land and marine property, plant, equipment and cargo against all normally insurable risks, including war risk, political risk and terrorism, in third-world countries. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with the level of our asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, "builders all risk insurance" is purchased when deemed necessary. All insurance is purchased and maintained at the corporate level, other than certain basic insurance, which must be purchased in some countries in order to comply with local insurance laws.

     The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control, such as those that occurred on September 11, 2001.

     We often are required to provide surety bonds guaranteeing our performance and/or financial obligations. The amount of bonding available to us depends upon our experience and reputation in the industry, financial condition, backlog and management expertise, among other factors. We maintain relationships with two highly rated surety companies to provide surety bonds. We also use letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects when required.

POLITICAL, ECONOMIC AND OPERATIONAL RISKS

     Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the condition of the oil, gas and power industries, and specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies.

     We currently have substantial operations and assets in developing countries in Africa, the Middle East and South America. Approximately 47% of our contract revenue from 2003 was derived from activities in developing countries, and approximately 41% of our long-lived assets as of December 31, 2003 were located in developing countries. For a list of revenue and assets by location, see Note 14 of "Notes to Consolidated Financial Statements" included in Item 8 of this Form 10-K. Accordingly, we are subject to risks which ordinarily would not be expected to exist in the United States, Canada, Japan or Western Europe.

     Some of these risks include:

     - Foreign currency restrictions, which may prevent us from repatriating foreign currency received in excess of local currency requirements and converting it into dollars or other fungible currency.

     - Exchange rate fluctuations, which can reduce the purchasing power of local currencies and cause our costs to exceed our budget, reducing our operating margin in the affected country.

     - Expropriation or deprivation of assets, by either a recognized or unrecognized foreign government, which can disrupt our business activities and create delays and corresponding losses.

     - Civil uprisings, riots, terrorism and war, which can make it impractical to continue operations, adversely affect both budgets and schedules and expose us to losses.

     - Availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of skilled craftsmen or specialized equipment in areas where local resources are insufficient.

     - Government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services.

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

     Terrorist attacks, such as those which occurred on September 11, 2001, could impact insurance rates, insurance coverages, the level of economic activity and produce instability in financial markets. The terrorist attacks on September 11, 2001, and the changes in the insurance markets attributable to the terrorist attacks, have resulted in increased insurance premiums.

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

     Given the unpredictable nature of the risks described in the preceding paragraphs, we cannot assure you that such risks will not result in a loss of business which could have a material adverse effect on our results of operations. We have attempted to mitigate the risks of doing business in developing countries by separately incorporating our operations in many such countries; working with local partners in certain countries; contracting whenever possible with major international oil and gas companies; obtaining sizeable pre-payments or securing payment guarantees; entering into contracts providing for payment in U.S. dollars instead of the local currency whenever possible; maintaining reserves for credit losses; maintaining insurance on equipment against certain political risks and terrorism; and limiting our capital investment in each country. We retain local advisors to assist us in interpreting the laws, practices and customs of the countries in which we operate.

     Over the years, we have experienced periodic interruptions on some projects. However, we have successfully operated in Nigeria for the past 41 years with very favorable relationships with the local communities, and believe that we can continue to operate in the area. In Venezuela, we have completed several projects and believe that our Venezuelan organization can continue to meet project requirements in this market. Worldwide, we have historically been able to remain neutral with respect to local political issues. We have also observed that, due to the importance of the oil and gas markets to local economies in developing countries, changes in government have resulted in only short-term interruptions in these markets.

     Due to the limited number of major projects worldwide, we may, at any one time, have a substantial portion of our resources dedicated to projects located in a few countries. Our results of operations are, therefore, susceptible to adverse events beyond our control, which may occur in a particular country in which one of our businesses may be concentrated. Economic downturns in such countries could also adversely affect our operations.

     We operate primarily in a single operating segment in the oil, gas and power industries, providing construction, engineering and specialty services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations.

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

     We maintain risk management and safety programs to reduce risks and to mitigate the effects of loss or damage. While we maintain such insurance protection as we deem prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates that we consider reasonable.

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

     Other types of government regulation which could, if enacted or implemented, adversely affect our operations include:

     -    expropriation or nationalization decrees;

     -    confiscatory tax systems;

     - primary or secondary boycotts directed at specific countries or companies;

     -    embargoes;

     -    extensive import restrictions or other trade barriers;

     -    mandatory sourcing rules; and

     -    unrealistically high labor rates and fuel price regulation.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2003 through the solicitation of proxies or otherwise.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our executive officers. Officers are elected annually by, and serve at the discretion of, our Board of Directors:

Name                                          Age                                         Position(s)
----                                          ---                                         -----------
Michael F. Curran........................     63     Director,  Vice Chairman of the Board of Directors,  Chief  Executive  Officer,
                                                     President and Chief Operating Officer

John K. Allcorn..........................     42     Executive Vice President of Willbros Group, Inc. and Willbros USA, Inc.

James K. Tillery.........................     45     Executive  Vice  President  of  Willbros  International,  Inc.  and Senior Vice
                                                     President of Willbros USA, Inc.

Jay T. Dalton............................     52     Senior Vice President and General Counsel of Willbros Group, Inc.

Warren L. Williams.......................     48     Senior  Vice  President,  Chief  Financial  Officer and  Treasurer  of Willbros
                                                     Group, Inc.

     Michael F. Curran joined Willbros in March 2000 as a Director, Vice Chairman of the Board of Directors, President and Chief Operating Officer. In May 2002, Mr. Curran was elected Chief Executive Officer, in addition to his other duties. Mr. Curran served from 1972 to March 2000 as Chairman and CEO of Michael Curran & Associates, a mainline pipeline constructor in North America and West Africa, prior to joining Willbros. He has over 42 years of diversified experience in pipeline construction around the world, including 33 years as President and Chief Executive Officer of various domestic and international pipeline construction firms. Mr. Curran also served as President of the Pipe Line Contractors Association.

     John K. Allcorn joined Willbros in May 2000 as Senior Vice President of Willbros International, Inc. and was elected Executive Vice President of Willbros Group, Inc. and Willbros USA, Inc. in 2001. Mr. Allcorn was employed at U.S. Pipeline, Inc., a North American pipeline construction company, as Senior Vice President, from July 1997 until joining Willbros in May 2000. He served as Vice President at Gregory & Cook Construction, Inc., an international pipeline construction company, from June 1996 to July 1997. Mr. Allcorn has over 16 years of pipeline industry experience including an established record in operations management, finance, and business development.

     James K. Tillery joined Willbros in 1983 as a field engineer. He has over 21 years of experience as an engineer and project manager working in both U.S. and international pipeline construction. In 1995, he was named Managing Director of Willbros (Nigeria) Limited and in 2001, he was named Senior Vice President - Operations of Willbros International, Inc. and Senior Vice President of Willbros USA, Inc. In 2003 he was promoted to Executive Vice President of Willbros International, Inc. with responsibility for global operations outside North America.

     Jay T. Dalton joined Willbros in November 2002 and was elected Senior Vice President and General Counsel. From 1993 to November 2002, Mr. Dalton served as outside counsel to the Company with responsibility for contracts. Between 1980 and 1993, Mr. Dalton was employed by Occidental Petroleum Corporation ("Occidental") where he served as an officer and chief legal counsel to various business units in Occidental's oil and gas division, both domestically and internationally in Colombia, Pakistan and the United Kingdom. Before entering private practice in 1993, Mr. Dalton's last position with Occidental was Vice President and General Counsel of Island Creek Corporation in Lexington, Kentucky.

     Warren L. Williams joined Willbros in July 2000 as Vice President, Finance and Accounting, for Willbros USA, Inc. In 2001, he was elected Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc. In 2002, Mr. Williams was elected Senior Vice President of Willbros Group, Inc. Prior to joining Willbros, Mr. Williams was employed at TransCoastal Marine Services, Inc. ("Transcoastal"), a marine construction company, from April 1998 to July 2000. Mr. Williams served as Vice President during the entire period of his employment at TransCoastal and was named Chief Financial Officer in early 2000. TransCoastal declared bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in June 2000. Mr. Williams worked as an independent financial consultant from 1994 to April 1998. Prior to 1994, Mr. Williams worked at the public accounting firm of Ernst & Young, the last four years as a partner.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol "WG." The following table sets forth the high and low sale prices per share of our common stock, as reported in the New York Stock Exchange composite transactions, for the periods indicated:

                                             High              Low
                                             ----              ---
     2002:
         First Quarter                    $   16.85         $  14.10
         Second Quarter                       19.24            15.55
         Third Quarter                        17.35            10.30
         Fourth Quarter                       11.24             5.84

     2003:
         First Quarter                    $    8.89         $   7.02
         Second Quarter                       10.72             6.95
         Third Quarter                        10.85             8.86
         Fourth Quarter                       13.99            10.20

     Substantially all of our stockholders maintain their shares in "street name" accounts and are not, individually, stockholders of record. As of March 5, 2004, our common stock was held by 81 holders of record and an estimated 2200 beneficial owners.

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

ITEM 6.      SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                       2003       2002(1)      2001(2)       2000(3)         1999
                                                    ---------    ---------    ---------    ---------    ---------
     STATEMENT OF OPERATIONS DATA:
     Contract revenue                               $ 418,737    $ 583,703    $ 390,134    $ 314,290    $ 176,564
     Operating expenses (income):
           Contract cost                              365,625      488,256      317,186      269,418      147,039
           Termination of benefit plans                    --           --       (9,204)          --           --
           Depreciation and amortization               22,285       23,304       19,522       22,408       21,313
           General and administrative                  36,060       33,846       29,975       30,218       27,548
                                                    ---------    ---------    ---------    ---------    ---------
     Operating income (loss)                           (5,233)      38,297       32,655       (7,754)     (19,336)
     Net interest income (expense)                     (1,222)      (1,551)      (2,588)      (1,865)         587
     Other income (expense)                              (171)      (1,549)        (603)        (716)       2,031
                                                    ---------    ---------    ---------    ---------    ---------
     Income (loss) before income taxes                 (6,626)      35,197       29,464      (10,335)     (16,718)
     Provision (benefit) for income taxes              (3,413)       5,448       10,384        5,257        3,300
                                                    ---------    ---------    ---------    ---------    ---------
     Net income (loss)                              $  (3,213)   $  29,749    $  19,080    $ (15,592)   $ (20,018)
                                                    =========    =========    =========    =========    =========
     Net income (loss) per share:
           Basic                                    $    (.16)   $    1.63    $    1.32    $   (1.11)   $   (1.54)
           Diluted                                       (.16)        1.59         1.27        (1.11)       (1.54)
     CASH FLOW DATA:
     Cash provided by (used in):
           Operating activities                     $  (7,777)   $  28,855    $  24,756    $   3,040    $ (14,041)
           Investing activities                       (39,171)     (31,624)     (36,066)     (10,035)       4,866
           Financing activities                        18,030       33,100       18,373       10,442        8,641
           Effect of exchange rate changes                430         (163)         287          686           93
     OTHER DATA:
     EBITDA (4)                                     $  16,881    $  60,052    $  51,574    $  13,938    $   4,008
     Capital expenditures, excluding acquisitions   $  40,566    $  30,227    $  28,818    $  15,351    $  12,245
     Backlog (at period end) (5)                    $ 224,712    $ 215,985    $ 407,553    $ 373,947    $ 253,080
     Number of employees (at
         period end) (6)                                3,282        4,620        3,790        2,194        2,030
     Cash dividends per common share                $      --    $      --    $      --    $      --    $      --
     BALANCE SHEET DATA (AT PERIOD END):
     Cash and cash equivalents                      $  20,969    $  49,457    $  19,289    $  11,939    $   7,806
     Working capital                                   90,129       90,900       45,985       32,079       25,801
     Total assets                                     311,422      298,193      224,135      176,125      153,153
     Total debt                                        18,322        1,171       39,284       26,298       15,981
     Stockholders' equity                             210,281      210,780       96,557       71,746       80,427

(1) We acquired Mt. West Group, comprised of four companies providing design-build services to the western U.S. energy industry, on October 23, 2002. Accordingly, its results of operations since that date are consolidated with our results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Business Developments" and Note 2 of the "Notes to Consolidated Financial Statements" included in this Form 10-K.

(2) We acquired MSI, a general contractor in Alberta, Canada, on October 12, 2001. Accordingly, its results of operations since that date are consolidated with our results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Business Developments" and Note 2 of the "Notes to Consolidated Financial Statements" included in this Form 10-K.

(3) We acquired RPI, a U.S. pipeline construction company, on January 24, 2000. Accordingly, its results of operations since that date are consolidated with our results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Business Developments".

(4) EBITDA represents earnings before net interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the respective period, nor has it been presented as an alternative to operating income as an indicator of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements included elsewhere in this Form 10-K. EBITDA is included in this Form 10-K because it is one of the measures through which we assess our financial performance. EBITDA as presented may not be comparable to other similarly titled measures used by other companies. A reconciliation of EBITDA to GAAP financial information is provided in the following table.

                                                                             YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                          2003         2002          2001          2000         1999
                                                       ----------   ----------   ----------    ----------    ---------
     RECONCILIATION OF NON-GAAP FINANCIAL MEASURE:
     Net income (loss)                                 $   (3,213)  $   29,749   $   19,080    $  (15,592)   $  (20,018)
     Interest, net                                          1,222        1,551        2,588         1,865          (587)
     Provision (benefit) for income taxes                  (3,413)       5,448       10,384         5,257         3,300
     Depreciation and amortization                         22,285       23,304       19,522        22,408        21,313
                                                       ----------   ----------   ----------    ----------    ----------
     EBITDA                                            $   16,881   $   60,052   $   51,574    $   13,938    $    4,008
                                                       ==========   ==========   ==========    ==========    ==========

(5) Backlog is anticipated contract revenue from contracts for which award is either in hand or reasonably assured.

(6)  Includes joint ventures in 2002 and 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, included in Item 8 of this Form 10-K.

OVERVIEW

     We derive our revenue from providing construction, engineering and specialty services to the oil, gas and power industries and government entities worldwide. In 2003 our revenue was primarily generated from operations in Canada, Chad, Cameroon, Iraq, Nigeria, Oman, United States, and Venezuela. We obtain contracts for our work primarily by competitive bidding or through negotiations with long-standing or prospective clients. Contracts have durations from a few weeks to several months or in some cases more than a year.

     We believe the fundamentals supporting the demand for engineering and construction services for the oil, gas and power industries indicate the market for our services will be strong in the mid to long-term. We expect the markets outside of North America to lead the improvements in demand for our services. We expect the demand in North America for our services to improve in late 2004. An industry survey appears to substantiate our outlook as they are suggesting that planned worldwide pipeline construction will be higher in 2004 than in 2003. The survey indicates an increase in the planned miles of pipeline construction from approximately 38,000 miles in 2003 and beyond to approximately 59,000 miles in 2004 and beyond. Our bidding activity also substantiates our outlook for the near-term as we have seen an increase in prospects that we believe fit with our capabilities and qualifications from approximately $2 billion at the end of 2002 to approximately $5 billion at December 2003.

     For the year ended December 31, 2003, we had a loss of $3.2 million or $0.16 per share on revenue of $418.7 million. This compares to revenue of $583.7 million in 2002, a Willbros record, when we reported net income of $29.7 million or $1.59 per diluted share. The operating results for the fourth quarter and year ended December 31, 2003 were positively impacted by the resolution of a portion of our contract variations. This resolution positively impacted revenue, contract income, net income, and EBITDA by $6.9 million. The timing and amount of potential future resolution of the remaining claims for contract variations of over $30 million is uncertain.

     Our 2003 revenue was down from 2002, primarily driven by weak market conditions in North America, which resulted in an 80% decline in the engineering group revenue. The weakness in the North American market is attributable to the following:

     - Contraction in the amount of credit available to our traditional customers,

     -    Stagnant economic growth,

     - Transfer of pipeline assets by major pipeline transportation companies to new "non-traditional" owners, which resulted in delays in expansion plans of these existing pipeline systems,

     - Delays in capital expenditures as a result of concern related to hostilities in the Middle East, and

     -    Overbuilding of natural gas fired generation capacity.

     Outside North America we experienced intermittent political and social unrest in Iraq, Nigeria and Venezuela which reduced our revenue and negatively impacted our contract margins for 2003. Revenue in 2003 was also lower due to the completion, in the first half of the year, of three major projects which were not replaced with projects of similar magnitude.

     Contract margin for the year decreased to 12.7% of revenue from 16.4% in 2002. This decline in contract margin is the result of the following:

     - An overall decline in the contract margins in the United States due to the competitiveness of the market for our services,

     - Persistent and heavy rain on a major project in the Southeastern United States,

     - Negative impact of the contract costs without offsetting revenue associated with unresolved contract variations,

     - Less revenue to cover our fixed and semi-variable indirect contract costs, and

     - Delays in the performance of our work due to intermittent political and social unrest in Iraq, Nigeria and Venezuela during the year.

     General and Administrative ("G&A") expenses as a percentage of revenue increased due primarily to the lower 2003 revenue and a $2.2 million increase in G&A expenses in 2003 over 2002. The increase in G&A expenses is due in large part to the inclusion of the Mt. West Group of companies for the entire year in 2003 versus just the fourth quarter in 2002. This accounted for $3.3 million of additional G&A expenses in 2003. We also incurred increased G&A expenses in 2003 above 2002 levels due to a marked increase in bid activity, primarily in our international markets, increased insurance costs, and legal and consulting support costs on contract variation resolution.

     The effective income tax rate for the year exceeded the United States statutory income tax rate primarily as a result of:

     - Income earned under contracts which provide tax concessions that eliminate the payment of income taxes, and

     - Utilization of previously unrecognized net operating loss ("NOL") carryforwards to offset current income tax expenses in countries outside of the United States.

     These benefits were partially offset by the requirement in certain countries outside of the United States to provide income taxes on a deemed profit which resulted in an effective tax rate which was substantially higher than the United States statutory income tax rate.

     In 2003, our cash and cash equivalents decreased from $49.5 million to $21.0 million and our long-term debt increased from $0 to $17.0 million. These changes were primarily due to the following:

     - An investment of $40.6 million in capital assets. A significant amount of the total capital expenditures was related to our gas processing plant in Opal, Wyoming (the "Opal Gas Plant"). The Opal Gas Plant began operations in the first quarter of 2004 under a ten-year gas processing contract with a subsidiary of the Williams Companies (See the related discussion under "Significant Business Developments"); and

     - $7.8 million used in operating activities primarily attributable to increases in Nigeria's accounts receivable and contract cost and recognized income not yet billed.

     These cash outflows were partially funded by increased borrowings of $14.0 million under our line of credit and increased capital lease obligations of $4.3 million.

     In the first quarter of 2004, we completed two financing transactions which we believe will improve our liquidity and, combined with cash flows from operations, will be sufficient to finance our working capital and capital expenditure requirements for future operations. On March 12, 2004, we completed a $60.0 million 2.75% Convertible Senior Notes (the "Convertible Notes") offering. Also, on March 12, 2004, we amended and restated the $125.0 million senior secured credit facility. The three-year amended and restated credit facility (the "2004 Credit Facility") provides for $150.0 million of available credit capacity to be used for letters of credit and cash borrowing. (See related discussion under "Liquidity and Capital Resources").

     We believe this new capital structure positions us to take on a substantial amount of additional new work as well as provide a better matching of our capital asset investment with the long-term revenue and cash flows being generated from our capital assets such as our Opal Gas Plant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION; PERCENTAGE-OF-COMPLETION METHOD

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

     All U.S. government contracts and many of our other contracts provide for termination of the contract for the convenience of the client. In the event a contract would be terminated at the convenience of the client prior to completion, we will typically be compensated for progress up to the time of termination and any termination costs. Many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within our control. In addition, some contracts provide for bonus payments to us for early completion of the project and/or obtainment of specified safety goals.

INCOME TAXES

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

JOINT VENTURE ACCOUNTING

     From time to time, we seek one or more joint venture partners when a project requires local content, equipment, manpower or other resources beyond those we have available to complete work in a timely and efficient manner or when we wish to share risk on a particularly large project. We have investments, ranging from 10 percent to 50 percent, in joint ventures that operate in similar lines of business as ours. Investments consist of a 10 percent interest in a consortium for work in Venezuela and a 50 percent interest in a joint venture for work in Africa. Interests in these unconsolidated ventures are accounted for under the equity-method in the consolidated balance sheets and on a proportionate consolidation basis in the consolidated statements of operations. This presentation is consistent with construction industry practice. Alternatively, if we were to account for these interests using the equity-method in the consolidated statement of operations, revenue and contract cost would be materially lower; however, net income would not change.

SIGNIFICANT BUSINESS DEVELOPMENTS

     We recently reached an agreement with a customer to settle a portion of our contract variations which positively impacted our net income for 2003 by $6.9 million. We currently have over $30 million of outstanding contract variation claims. The timing and amount of potential future revenue recoveries associated with these unresolved contract variations remains uncertain. The claims are primarily related to large projects completed in 2003. The Company is currently in the beginning stages of arbitration on the largest unresolved contract variation relating to the Bolivia Transierra Pipeline project.

     In 2003, we completed agreements with Williams Gas Processing Company to design, construct and own a gas processing plant near Opal, Wyoming to process gas production from nearby fields. The Opal Gas Plant was recently completed and began operations in the first quarter of 2004. The plant is designed to process volumes in excess of 350 million standard cubic feet per day of natural gas, producing 7,000 to 11,000 barrels per day of natural gas liquids at various operating conditions. We receive an annual processing fee under a 10 year contract through April 2014, and share in the proceeds from the sales of natural gas liquids extracted.

     Late in the third quarter of 2003, Willbros Middle East, Inc. was awarded a project in Iraq for the construction and installation of 15 pipelines ranging in size from 8-inch to 40-inch diameter under a river in northern Iraq by horizontal directional drilling. The contract is currently valued at $50-plus million.

     On October 23, 2002, we acquired all outstanding shares of the Mt. West Group. Mt. West Group provides design-build services, including engineering, procurement and construction services to the energy industry, primarily in the western United States. The purchase price of $13.7 million consisted of $4.6 million cash and acquisition costs and 950,000 shares of common stock valued at $9.1 million. In addition, the purchase price will be adjusted by an earn-out amount equal to 25 percent of the combined net income of Mt. West Group for the 24-month period following the date of acquisition. Any earn-out amounts due shall be payable in cash upon completion of the earn-out period. As of December 31, 2003, the Mt. West Group has cumulative net income of $1.0 million since the acquisition date. The transaction was accounted for as a purchase.

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

OTHER FINANCIAL MEASURES

EBITDA

     We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for 2003 was $16.9 million as compared to $60.1 million in 2002. The $43.2 million decrease in EBITDA is primarily the result of:

     - The $165.0 million decrease in revenue, at 2002's contract margin of 16.4% accounts for $27.1 million of the decrease, and

     - The 3.7% decrease in contract margin in 2003 on $418.7 million in revenue accounts for another $15.5 million of the decrease.

     A reconciliation of EBITDA to GAAP financial information can be found in
Item 6, "Selected Financial Data" of this Form 10-K.

BACKLOG

     We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. Backlog as of December 31, 2003 was $224.7 million with an estimated embedded margin of 29.6% compared to $216.0 million at December 31, 2002 with an estimated embedded margin of 22.1%. Included in the December 31, 2003 backlog is $22.0 million of gas processing revenue with an estimated embedded margin of 100%. The gas processing revenue is associated with the 10 year gas processing contract for our Opal Gas Plant entered into during the year. If we were to reduce the 2003 backlog revenue and estimated contract income for the Opal gas processing contract, the estimated embedded margin of work in backlog would be 22.0%. An estimated $170.0 million of the current backlog (74%) is scheduled to be worked off in 2004.

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

     Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. During 2003 and 2002, as a result of economic and political events in Venezuela, the Venezuelan Bolivar experienced significant devaluation relative to the U.S. dollar. Included in foreign exchange loss in 2003 and 2002 are foreign exchange losses of $0.5 million and $0.9 million, respectively, resulting from the translation of our Bolivar denominated monetary assets and liabilities into U.S. dollars. We do not believe that our revenue or results of operations in other areas were adversely affected in this regard during the years ended December 31, 2003 or 2002. We do not expect any adverse impact from the recent February 2004 devaluation of the Venezuelan Bolivar.

                      FISCAL YEAR ENDED DECEMBER 31, 2003,
                 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

CONTRACT REVENUE

     Contract revenue decreased $165.0 million (28%) to $418.7 million in 2003 from $583.7 million in 2002. Engineering revenue declined $141.0 million or 80% in 2003 to $36.2 million from $177.2 million in 2002. The Explorer Pipeline project, which was completed in early 2003 and was not replaced by another comparably sized project, had project revenue of $20.8 million in 2003, compared to $90.9 million in 2002.

     Construction revenue also declined $51.1 million or 15% as the result of completing two large projects in the first half of 2003. Construction revenue in 2003 was $293.7 million versus $344.8 million in 2002. The 2003 completion of the Chad-Cameroon Pipeline project resulted in a year-to-year construction revenue decline of $74.5 million. The completion of the Bolivia Transierra Pipeline in early 2003 resulted in an additional $44.4 million in year-to-year construction revenue decline. The combined $118.9 million reduction in construction revenue from the two projects was partially offset by increased revenue related to the Venezuela Ameriven project ($22.1 million), increased work in Oman ($23.7 million), and a full year of Mt. West Group revenue ($23.1 million).

     The combined $192.1 million engineering and construction revenue decline was partially offset by a $27.1 million or 44% increase in specialty services revenue. Specialty services revenue in 2003 was $88.8 million versus $61.7 million in 2002. The increase was attributable to new and expanded work in Nigeria and Canada.

CONTRACT COSTS

     Contract costs declined $122.6 million or 25% to $365.6 million in 2003 from $488.2 million in 2002. Variations in contract costs by country were closely related to the variations in contract revenue.

     The 25% year-to-year contract cost decline versus the equivalent 28% contract revenue decline reflects declining margins accompanying declining revenue. Contract margin for 2003 is down from 2002 levels by 3.7 percentage points at 12.7% versus 16.4%. However, fourth quarter 2003 margins adjusted to remove the effect of the contract variation settlement, were comparable to the same period in the prior year. During 2003, engineering contract costs of $44.6 million exceeded revenue by $8.4 million. Margins declined slightly in construction mainly as a result of completing several large projects where contract variations remain to be settled. Revenue from contract claims is not recognized until agreement is reached with our customers. Specialty Services margin increased slightly.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased $1.0 million (4%) in 2003 primarily due to a change in the mix of assets and depreciable lines of our property, plant and equipment.

GENERAL AND ADMINISTRATIVE

     G&A expenses increased $2.2 million or 6% to $36.1 million in 2003 versus $33.9 million in 2002. This increase resulted from a full year of G&A expenses for the Mt. West Group acquired on October 23, 2002 and is partially offset by reductions in Venezuela and U.S. engineering G&A expenses. Excluding the Mt. West Group's $3.3 million year-to-year increase, G&A expenses declined $1.1 million primarily as a result of lower staff compensation. We did incur higher G&A expenses in 2003 over 2002 in the following areas:

     -    Bidding and estimating;

     -    Insurance; and

     -    Legal and consulting.

NET INTEREST INCOME (EXPENSE)

     Net interest expense decreased $0.4 million to $1.2 million in 2003 from $1.6 million in 2002. Interest expense was $0.2 million less than 2002 because of reduced debt and capitalized interest related to the construction of our Opal Gas Plant. Interest income increased $0.2 million in 2003 as compared to 2002.

OTHER INCOME (EXPENSE)

     Other expenses decreased $1.3 million to $0.2 million in 2003 from $1.5 million in 2002. The $1.3 million decrease is the result of a $0.6 million gain on the disposal of equipment in 2003, a $0.3 million reduction in foreign currency translation losses in 2003 versus 2002, and the occurrence in 2002 of $0.4 million of miscellaneous expenses which were not repeated in 2003.

PROVISION FOR INCOME TAXES

     The provision for income taxes in 2003 decreased $8.9 million as compared to 2002 mainly as a result of a $41.8 million decrease in pretax income. Additionally, the tax provision for 2002 received a benefit of $3.3 million because of a reduction to the deferred tax valuation allowance. This was primarily based on our assessment of our United States operations, including past earnings history and projected future earnings, and the scheduled expiration of our tax net operating losses. Although 2003 did not provide the levels of taxable revenue that we contemplated one year ago, we believe the deferred tax attributes will be fully utilized in future years. The effective income tax rate for the year exceeded the United States statutory income tax rate primarily as a result of:

     - Income earned under contracts which provide tax concessions that eliminate the payment of income taxes, and

     - Utilization of previously NOL carryforwards to offset current income tax expenses in countries outside of the United States.

     These benefits were partially offset by the requirement in certain countries outside of the United States to provide income taxes on a deemed profit which resulted in an effective tax rate which was substantially higher than the United States statutory income tax rate.

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

CONTRACT COSTS

     Contract costs increased $171.1 million (54%) to $488.3 million due to an increase of $107.7 million (62%) in construction services cost, $54.9 million (56%) in engineering services cost and $8.5 million (19%) in specialty services cost. Variations in contract costs by country were closely related to the variations in contract revenue.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $3.8 million (19%) due primarily to the addition of equipment for the Chad-Cameroon Pipeline Project and the project in Bolivia.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $3.9 million (13%) to $33.9 million. This increase is due to higher staff compensation and administrative services necessary to support the 50% increase in revenue. As a percent of revenue, general and administrative expenses decreased from 7.7% in 2001 to 5.8% in 2002.

OPERATING INCOME

     Operating income increased $5.6 million (17%) from $32.7 million in 2001 to $38.3 million in 2002. Excluding a gain of $9.2 million in 2001 associated with the termination of certain benefit plans, operating income increased $14.8 million (63%). Excluding the gain in 2001, operating income increased largely as a result of higher revenue resulting from greater activity in North America, construction activity on the Chad-Cameroon Pipeline Project and marine maintenance and construction in Offshore West Africa, partially offset by reduced income in Nigeria resulting from a 29% decrease in revenue in that area. The increased income from this 50% increase in revenue was offset by higher depreciation, amortization and general and administrative costs.

NET INTEREST INCOME (EXPENSE)

     Net interest expense decreased $1.0 million (40%) to $1.6 million. In May 2002, we completed a common stock offering in which we received $71.9 million in net proceeds. Borrowings under our prior credit agreement were paid in full. Interest expense in 2002 includes amortization of debt issue costs of $0.9 million compared to $0.5 million in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL REQUIREMENTS

     Our primary requirements for capital are to acquire, upgrade and maintain equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where we perceive growth opportunities and finance the possible acquisition of new businesses and equity investments. Historically, we have met these capital requirements primarily from operating cash flows, and more recently from a 2002 equity offering and borrowings under our credit facility.

WORKING CAPITAL

     Cash and cash equivalents decreased $28.5 million (58%) to $21.0 million at December 31, 2003, from $49.5 million at December 31, 2002. The decrease consists of $39.2 million used in investing activities, including the design and construction of our Opal Gas Plant, the acquisition of equipment and spare parts, and $7.8 million used in operating activities, primarily due to increases in accounts receivable and contract cost and recognized income not yet billed, principally in Nigeria. These negative cash flows are partially offset by $18.5 million cash provided by financing activities, including $14.0 million from borrowings under the line of credit and $4.3 million from capital lease obligations entered into in 2003. Working capital and stockholders' equity remained fairly constant from year-to-year, both decreasing less than 1%.

     We believe the anticipated increase in revenue, improvement in contract margins and a focus on reducing the working capital requirements in Nigeria, will return the Company to positive cash flow from operations in 2004.

2.75% CONVERTIBLE SENIOR NOTES

     On March 12, 2004, we completed a $60.0 million 2.75% Convertible Senior Notes (the "Convertible Notes") offering to enhance our competitive position in the market place and provide a better matching of the funding of capital assets with the revenue and cash flow streams they are generating.

     The Convertible Notes will be general senior unsecured obligations. Interest will be paid semi-annually on March 15th and September 15th, beginning on September 15, 2004. The Convertible Notes will mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. We may redeem the Convertible Notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require us to repurchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 and upon a change in control event, we must pay the purchase price in cash. On March 15, 2014 and 2019, we have the option of providing common stock in lieu of cash or a combination of common stock and cash to fund repurchases. The holders of the Convertible Notes may convert, under certain circumstances, the notes into shares of our common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $19.47 per share). Net proceeds of approximately $57.2 million will be used for working capital, to repay $14.0 million of indebtedness under the $125.0 million June 2002 credit agreement and for general corporate purposes.

RESTATED AND EXTENDED CREDIT FACILITY

     On March 12, 2004, the existing June 2002 credit agreement was amended and restated (the "2004 Credit Facility"). The 2004 Credit Facility will mature on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $30.0 million and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly ranging from 0.375% to 0.625%. The 2004 Credit Facility is collateralized by substantially all of our assets, including stock of the principal subsidiaries, restricts the payment of cash dividends and requires us to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts.

     Debt issue costs of $2.6 million associated with the 2004 Credit Facility and the remaining $0.6 million of unamortized debt issue costs related to the June 2002 credit agreement will be amortized over a 24 month period.

     At December 31, 2003, $14.0 million was borrowed under the June 2002 credit agreement and was repaid with the proceeds from the sale of the Convertible Notes. We had $41.0 million in letters of credit outstanding leaving a total of $40.3 million available for the issuance of letters of credit and $6.0 million for borrowings or a combination thereof. Based on a covenant waiver agreement discussed below, total cash borrowings may not exceed $20.0 million. At December 31, 2003 and 2002, unamortized debt issue cost was $0.8 million and $2.1 million, respectively.

COVENANT WAIVER

     On October 31, 2003, we obtained a Consent and Waiver Agreement (the "Agreement") from our syndicated bank group to waive non-compliance with certain financial covenants in our credit June 2002 agreement and to agree to a method for calculating the borrowing base that eliminates the multiple of EBITDA calculation through the filing of the February 2004 borrowing base certificate. The Agreement provided waivers for certain quarterly financial covenants through December 31, 2003. If we had not obtained the Agreement, we would have been in default of the June 2002 credit agreement. The Agreement limits cash borrowings under the June 2002 credit agreement to $20.0 million and the total borrowing base available for cash borrowing and the issuance of standby letters of credit may not exceed $75.0 million.

LIQUIDITY

     We believe that cash flows from operations, borrowing capacity under the 2004 Credit Facility and the net proceeds from the Convertible Notes offering will be sufficient to finance working capital and capital expenditures for ongoing operations at our present level of activity and will provide capacity for expected growth. Capital expenditures for equipment and spare parts in 2004 are estimated at $30.0 million and $6.0 million, respectively. Also, we may be required to make additional payments during 2004 related to the Mt. West Group acquisition based on a 25% of net income earn-out provision covering the two-year period following the acquisition date. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively, there are not one or two events that, should they occur, could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political and Economic Risks; Operational Risks" contained in Items 1 & 2 in this Form 10-K.

CONTRACTUAL OBLIGATIONS

                                                                           PAYMENTS DUE BY PERIOD
                                                      ---------------------------------------------------------------
                                                                 LESS THAN                                  MORE THAN
                                                      TOTAL       1 YEAR          1-3 YEARS    4-5 YEARS     5 YEARS
                                                      -----       ------          ---------    ---------    ---------
                                                                       (DOLLAR AMOUNTS IN MILLIONS)
     Long-term Debt..............................   $  14.0       $   --           $ 14.0        $   --       $  --
     Capital Lease Obligations...................       4.5          1.3              2.2           1.0          --
     Operating Lease Obligations.................       7.9          2.3              3.5           1.7          .4
     Other Long-term Liabilities.................        .2           .1               .1            --          --
                                                    -------       ------           ------        ------       -----
     Total.......................................   $  26.6       $  3.7           $ 19.8        $  2.7       $  .4
                                                    =======       ======           ======        ======       ======

     As of December 31, 2003, $14.0 million was borrowed under the June 2002 credit agreement and was repaid with the proceeds from the sale of the Convertible Notes. We had $41.0 million of letters of credit outstanding, leaving $40.3 million available for letters of credit and $6.0 million for borrowings.

     Capital lease obligations include approximately $3.9 million to a leasing company under a four-year capital lease in connection with the ongoing acquisition and installation of new corporate information systems and infrastructure. The lease amount increases quarterly based on costs incurred to a maximum value of $7.0 million.

     We have certain operating leases for equipment, office and camp facilities. Minimum lease commitments under operating leases as of December 31, 2003, totaled $7.9 million and are payable as follows: 2004, $2.3 million; 2005, $2.0 million; 2006, $1.5 million; 2007, $0.9 million; 2008, $0.8 million and later years, $0.4 million.

     Based upon the above, our total cash obligations are payable as follows:
2004, $3.7 million; 2005-2006, $19.8 million; 2007-2008, $2.7 million; and later years, $0.4 million.

     Additionally, we have various notes and leases payable, generally related to equipment financing and local revolving credit facilities. All notes and leases are at market interest rates, and are collateralized by certain vehicles, equipment and/or real estate.

     We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $5.8 million at December 31, 2003. There were no outstanding borrowings at December 31, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS

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

     In connection with our 10% interest in a joint venture in Venezuela, we issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid, and expires in March 2004. The commitment as of December 31, 2003 totals $3.6 million, the maximum amount of future payments we could be required to make.

     A summary of our off-balance sheet commercial commitments as of December 31, 2003 is as follows:

                                                                                   AMOUNT OF COMMITMENT
                                                                                   EXPIRATION PER PERIOD
                                                                           ------------------------------------
                                                                              TOTAL                   LESS THAN
                                                                           COMMITMENT                  2 YEARS
                                                                           ----------                 --------
                                                                                (DOLLAR AMOUNTS IN MILLIONS)
Letters of Credit:
     Chad-Cameroon Pipeline Project - performance                          $      21.3               $      21.3
     Bolivia Project - performance                                                 8.9                       8.9
     Other - performance and retention                                            10.8                      10.8
                                                                           -----------               -----------
     Total letters of credit                                                      41.0                      41.0
                                                                           -----------               -----------
Insurance Bonds - primarily performance related:
     Expiring                                                                      3.2                       3.2
     Non-expiring                                                                   --                        --
                                                                           -----------               -----------
     Total insurance bonds                                                         3.2                       3.2
                                                                           -----------               -----------

Corporate guarantee                                                                3.6                       3.6
                                                                           -----------               -----------

Total commercial commitments                                               $      47.8               $      47.8
                                                                           ===========               ===========

     These commercial commitments totaling $47.8 million represent the maximum amount of future payments we could be required to make. We had no liability recorded as of December 31, 2003, related to these commitments.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," ("FIN 46"). The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, the revised effective date, to variable entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements included in Item 8 of this Form 10-K.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost is recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We adopted SFAS No. 145 in January 2003 and such adoption did not materially affect our consolidated financial statements.

EFFECTS OF INFLATION AND CHANGING PRICES

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2003 and 2002.

     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2003 due to the generally short maturities of these items. We invest primarily in short-term dollar denominated bank deposits, and at December 31, 2003 did not have any investment in instruments with a maturity of more than a few days or in any equity securities. We have the ability and expect to hold our investments to maturity.

     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At December 31, 2003, $14.0 million of indebtedness was subject to variable interest rates. The weighted average effective interest rate on the variable rate debt for the twelve months ended December 31, 2003 was 5.0%. The detrimental effect of a hypothetical 100 basis point increase in interest rates for the year would be less than $0.1 million. At December 31, 2003, our fixed rate debt approximated fair value based upon discounted future cash flows using current market rates.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Financial Statements of Willbros Group, Inc. and Subsidiaries

     Independent Auditors' Report.....................................................................           48
     Consolidated Balance Sheets as of December 31, 2003 and 2002.....................................           49
     Consolidated Statements of Operations for the years ended
         December 31, 2003, 2002 and 2001.............................................................           50
     Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
         years ended December 31, 2003, 2002 and 2001.................................................           51
     Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, 2002 and 2001.............................................................           52
     Notes to Consolidated Financial Statements for the years ended
         December 31, 2003, 2002 and 2001.............................................................           53

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Willbros Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Willbros Group, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, as of July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and certain provisions from SFAS No. 142, "Goodwill and Other Intangible Assets", and effective January 1, 2002, adopted the remaining provisions of SFAS No. 142.


                                                       /s/ KPMG LLP


Houston, Texas
February 20, 2004, except for Note 7 which is as of March 12, 2004

                              WILLBROS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                  December 31,
                                                                         -----------------------------
                                                                            2003                2002
                                                                         ---------           ---------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                           $  20,969           $  49,457
     Accounts receivable, net                                              101,654              94,552
     Contract cost and recognized income not yet billed                     40,109              27,880
     Prepaid expenses                                                       11,531               6,424
                                                                         ---------           ---------
              Total current assets                                         174,263             178,313
Spare parts, net                                                             6,363               6,657
Property, plant and equipment, net                                          95,528              77,261
Investment in joint ventures                                                14,086              16,745
Goodwill                                                                     9,360               8,689
Other assets                                                                11,822              10,528
                                                                         ---------           ---------
              Total assets                                               $ 311,422           $ 298,193
                                                                         =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current portion of long-term debt                 $   1,315           $   1,171
     Accounts payable and accrued liabilities                               75,614              66,582
     Accrued income taxes                                                       --               8,567
     Contract billings in excess of cost and recognized income               7,205              11,093
                                                                         ---------           ---------
              Total current liabilities                                     84,134              87,413
Long-term debt                                                              17,007                  --
                                                                         ---------           ---------
              Total liabilities                                            101,141              87,413

Stockholders' equity:
     Class A preferred stock, par value $.01 per share,
       1,000,000 shares authorized, none issued                                 --                  --
     Common stock, par value $.05 per share, 35,000,000 shares
       authorized and 20,748,498 shares issued at December 31,
       2003 (20,615,875 at December 31, 2002)                                1,037               1,031
     Capital in excess of par value                                        152,630             151,784
     Retained earnings                                                      57,741              60,954
     Treasury stock at cost, 46,196 shares at December 31, 2003
       and 2002                                                               (345)               (345)
     Notes receivable for stock purchases                                   (1,240)             (1,315)
     Accumulated other comprehensive income (loss)                             458              (1,329)
                                                                         ---------           ---------
              Total stockholders' equity                                   210,281             210,780
                                                                         ---------           ---------

              Total liabilities and stockholders' equity                 $ 311,422           $ 298,193
                                                                         =========           =========


          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                                   Year Ended December 31,
                                                               ----------------------------------------------------------
                                                                    2003                  2002                   2001
                                                               ------------           ------------           ------------
Contract revenue                                               $    418,737           $    583,703           $    390,134

Operating expenses (income):
     Contract                                                       365,625                488,256                317,186
     Termination of benefit plans                                        --                     --                 (9,204)
     Depreciation and amortization                                   22,285                 23,304                 19,522
     General and administrative                                      36,060                 33,846                 29,975
                                                               ------------           ------------           ------------

                                                                    423,970                545,406                357,479
                                                               ------------           ------------           ------------

              Operating income (loss)                                (5,233)                38,297                 32,655

Other income (expense):
     Interest income                                                    524                    400                    377
     Interest expense                                                (1,746)                (1,951)                (2,965)
     Foreign exchange loss                                             (677)                (1,025)                  (117)
     Other - net                                                        506                   (524)                  (486)
                                                               ------------           ------------           ------------

                                                                     (1,393)                (3,100)                (3,191)
                                                               ------------           ------------           ------------

              Income (loss) before income taxes                      (6,626)                35,197                 29,464

Provision (benefit) for income taxes                                 (3,413)                 5,448                 10,384
                                                               ------------           ------------           ------------

              Net income (loss)                                $     (3,213)          $     29,749           $     19,080
                                                               ============           ============           ============

Income (loss) per common share:
     Basic                                                     $       (.16)          $       1.63           $       1.32
                                                               ============           ============           ============
     Diluted                                                   $       (.16)          $       1.59           $       1.27
                                                               ============           ============           ============

Weighted average number of common shares outstanding:
     Basic                                                       20,662,305             18,271,492             14,442,035
                                                               ============           ============           ============
     Diluted                                                     20,662,305             18,721,759             15,074,166
                                                               ============           ============           ============


          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands, except share amounts)

                                                                                                            Accumulated
                                                                                                   Notes       Other
                                            Common Stock      Capital in                         Receivable    Compre-     Total
                                            ------------        Excess                              for        hensive     Stock-
                                                        Par     of Par    Retained   Treasury      Stock       Income      holders'
                                          Shares       Value     Value    Earnings     Stock     Purchases     (Loss)      Equity
                                          ------       -----     -----    --------     -----     ---------     ------      ------
Balance, January 1, 2001                15,206,495    $  760   $ 68,373   $ 12,125    $(8,474)   $   (43)   $  (995)     $  71,746

  Comprehensive income (loss):
    Net income                                  --        --         --     19,080         --         --         --         19,080
    Foreign currency translation
     adjustments                                --        --         --         --         --         --         57             57
                                                                                                                         ---------
      Total comprehensive
       income                                                                                                               19,137
  Payment of notes receivable                   --        --         --         --         --         35         --             35
  Issuance of treasury stock                    --        --        779         --      1,071         --         --          1,850
  Issuance of common stock
   under employee benefit plan              25,446         1        305         --         --         --         --            306
  Exercise of stock options                496,250        25      3,458         --         --         --         --          3,483
                                       -----------    ------   --------   --------    -------    -------    -------      ---------


Balance, December 31, 2001              15,728,191       786     72,915     31,205     (7,403)        (8)      (938)        96,557


Comprehensive income (loss):
    Net income                                  --        --         --     29,749         --         --         --         29,749
    Foreign currency translation
     adjustments                                --        --         --         --         --         --       (391)          (391)
                                                                                                                         ---------
      Total comprehensive
       income                                                                                                              29, 358
  Issuance of notes receivable
    for stock purchase                          --        --         --         --         --     (1,307)        --         (1,307)
  Issuance of treasury stock for
    acquisition of Mt. West Group               --        --      2,062         --      7,058         --         --          9,120
  Issuance of common stock
    under employee benefit plan             33,121         1        421         --         --         --         --            422
  Sale of common stock, net
    of offering cost                     4,356,750       218     71,684         --         --         --         --         71,902
  Exercise of stock options                497,813        26      4,702         --         --         --         --          4,728
                                       -----------    ------   --------   --------    -------    -------    -------      ---------

Balance, December 31, 2002              20,615,875     1,031    151,784     60,954       (345)    (1,315)    (1,329)       210,780

  Comprehensive income (loss):
    Net loss                                    --        --         --     (3,213)        --         --         --         (3,213)
    Foreign currency translation
     adjustments                                --        --         --         --         --         --      1,787          1,787
                                                                                                                         ---------
      Total comprehensive
       loss                                                                                                                 (1,426)
  Payment of notes receivable                   --        --         --         --         --         75         --             75
  Issuance of common stock
   under employee benefit plan              27,623         1        244         --         --         --         --            245
  Exercise of stock options                105,000         5        602         --         --         --         --            607
                                       -----------    ------   --------   --------    -------    -------    -------      ---------


Balance, December 31, 2003              20,748,498    $1,037   $152,630   $ 57,741    $  (345)   $(1,240)   $   458      $ 210,281
                                       ===========    ======   ========   ========    =======    =======    =======      =========

          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Year Ended December 31,
                                                                            ------------------------------------------------
Cash flows from operating activities:                                         2003                2002                2001
                                                                            --------            --------            --------
     Net income (loss)                                                      $ (3,213)           $ 29,749            $ 19,080
     Reconciliation of net income (loss) to cash provided
       by (used in) operating activities:
         Termination of certain benefit plans                                     --                  --              (9,204)
         Change in equity in joint ventures, net                               2,659              (9,059)             (3,252)
         Depreciation and amortization                                        22,285              23,304              19,522
         Amortization of debt issue costs                                      1,573                 881                 504
         Loss (gain) on sales and retirements
           of property, plant and equipment                                     (343)                281                 402
         Non-cash compensation expense                                            --                 553                  --
         Deferred income tax benefit                                          (2,169)             (3,903)             (1,466)
         Changes in operating assets and liabilities:
              Accounts receivable                                             (7,141)             11,035             (25,333)
              Contract cost and recognized
                income not yet billed                                        (12,229)             (9,093)              5,759
              Prepaid expenses and other assets                               (5,687)             (4,230)                385
              Accounts payable and accrued liabilities                         9,171               1,323                 772
              Accrued income taxes                                            (8,795)             (1,858)              2,351
              Contract billings in excess of cost
                and recognized income                                         (3,888)            (10,128)             15,236
                                                                            --------            --------            --------
                  Cash provided by (used in) operating activities             (7,777)             28,855              24,756
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                           --              (2,001)             (7,410)
     Proceeds from sales of property and equipment                             1,395                 604                 162
     Purchase of property, plant and equipment                               (34,212)            (22,898)            (22,223)
     Purchase of spare parts                                                  (6,354)             (7,329)             (6,595)
                                                                            --------            --------            --------
                  Cash used in investing activities                          (39,171)            (31,624)            (36,066)
Cash flows from financing activities:
     Proceeds from long-term debt                                             14,000              38,000              75,000
     Proceeds from notes payable to banks                                      8,162               8,323               1,674
     Proceeds from common stock                                                  852              75,192               3,789
     Collection of notes receivable for stock purchases                           75                  --                  35
     Repayment of long-term debt                                                  --             (77,000)            (62,000)
     Repayment of notes payable to banks                                      (5,059)             (8,396)             (2,104)
     Sale of treasury stock                                                       --                  --               1,979
     Costs of debt issuance                                                       --              (3,019)                 --
                                                                            --------            --------            --------
                  Cash provided by financing activities                       18,030              33,100              18,373
Effect of exchange rate changes on cash and
   cash equivalents                                                              430                (163)                287
                                                                            --------            --------            --------
Cash provided by (used in) all activities                                    (28,488)             30,168               7,350
Cash and cash equivalents, beginning of year                                  49,457              19,289              11,939
                                                                            --------            --------            --------
Cash and cash equivalents, end of year                                      $ 20,969            $ 49,457            $ 19,289
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

     Reclassifications - Minority owners of certain non U.S. subsidiaries (operating principally in Nigeria and Oman) earn a percentage of net contract receipts rather than sharing in the net income or losses of the subsidiaries' operations. Due to the nature of these minority interests and the basis on which the entitlement is earned, amounts attributable to the minority interests are included in contract costs. Prior to March 31, 2002, the minority interest amounts were presented as a separate line item in other expenses. Accordingly, reclassifications have been made to the 2001 balances to conform to the 2003 presentation. Amounts due to the minority participants continue to be included in accounts payable and accrued liabilities.

     Accounts Receivable - Accounts receivable include retainage, all due within one year, of $8,812 in 2003 and $5,470 in 2002 and are stated net of allowances for bad debts of $915 in 2003 and $725 in 2002. The provision (credit) for bad debts was $199 in 2003, $(58) in 2002 and $(290) in 2001.

     Spare Parts - Spare parts (excluding expendables), stated net of accumulated depreciation of $13,915 in 2003 and $13,826 in 2002, are depreciated over three years on the straight-line method.

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

     Goodwill - Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill acquired prior to July 1, 2001 was being amortized on a straight-line basis over twenty years, until adoption of the non-amortization of goodwill provision of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" in 2002. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment has occurred. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company completed its annual evaluation for impairment of goodwill as of December 31, 2003, and determined that no impairment of goodwill existed as of that date.

     The Company adopted SFAS No. 141, "Business Combinations" and certain provisions of SFAS No. 142 as of July 1, 2001, and the remaining provisions regarding the non-amortization of goodwill acquired prior to July 1, 2001, effective January 1, 2002. The effect of the elimination of amortization of goodwill on the Company's net income as if SFAS No. 142 had been in effect in prior periods would have been to increase net income by $54 in 2001.

     Revenue - Construction and engineering fixed-price contracts and cost plus fixed-fee contracts are accounted for using the percentage-of-completion method. Under this method, estimated contract revenue is generally accrued based on the percentage the costs to date bear to total estimated costs, taking into consideration physical completion. Estimated contract losses are recognized in full when determined. Revenue from unit-price contracts and from time and material contracts is recognized as earned. Revenue from change orders, extra work and variations in the scope of work is recognized when agreement is reached with clients as to the scope of work and when it is probable that the cost of such work will be recovered in a change in contract price. Profit on change orders, extra work and variations in scope of work is recognized when realization is assured beyond a reasonable doubt. Revenue from claims is recognized when agreement is reached with clients as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs incurred for bidding and obtaining contracts are expensed as incurred.

     Income Taxes - The Company accounts for income taxes by the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences of operating loss and tax credit carryforwards and temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases. The provision for income taxes is impacted by income taxes in certain countries, primarily Nigeria, being based on deemed profit rather than taxable income as well as tax holidays on certain projects.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Retirement Plans and Benefits - During 2001, the Company terminated its defined benefit retirement plans and postretirement medical benefits plan that provided retirement benefits to substantially all regular employees. Pension costs were funded in accordance with annual actuarial valuations. The Company recorded the cost of postretirement medical benefits, which was funded on the pay-as-you-go basis, over the employees' working lives. The Company has a voluntary defined contribution retirement plan for U.S. based employee that is qualified, and is contributory on the part of the employees, and a voluntary savings plan for certain international employees that is non-qualified, and is contributory on the part of the employee.

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

     If compensation cost for the Company's stock options plans had been determined using the fair value method in SFAS No. 123 and SFAS No. 148, the Company's net income and income per share would have been as shown in the pro forma amounts below:

                                                                                    Year Ended December 31,
                                                                    ------------------------------------------------
                                                                       2003               2002               2001
                                                                    ----------         -----------       -----------
        Net income (loss) as reported                               $   (3,213)        $    29,749       $    19,080
        Add stock-based employee compensation
             included in net income, after tax                              --                 553                --
        Less stock-based employee compensation
             determined under fair value method, after tax              (1,786)             (2,397)             (812)
                                                                    ----------         -----------        ----------

        Pro forma net income (loss)                                 $   (4,999)        $    27,905       $    18,268
                                                                    ==========         ===========        ==========

        Income (loss) per share:

             Basic, as reported                                     $     (.16)        $      1.63        $     1.32
                                                                    ==========         ===========        ==========

             Basic, pro forma                                       $     (.24)        $      1.53        $     1.26
                                                                    ==========         ===========        ==========

             Diluted, as reported                                   $     (.16)        $      1.59        $     1.27
                                                                    ==========         ===========        ==========

             Diluted, pro forma                                     $     (.24)        $      1.49        $     1.21
                                                                    ==========         ===========        ==========

     The fair value of granted options was estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions:

                                                                                   Year Ended December 31,
                                                                       ---------------------------------------------
                                                                           2003             2002             2001
                                                                       ------------     ------------      ----------
         Expected option life in years                                       1-3                 4             3-4
         Risk-free interest rate                                            1.13%             1.81%           3.91%
         Dividend yield                                                       --                --              --
         Volatility                                                       52.99%             57.04%          61.03%

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

     Cash Flows - In the determination of cash flows, all highly liquid investments with maturities of less than three months are considered to be cash equivalents. The Company paid interest of $300 in 2003, $1,132 in 2002, and $2,858 in 2001 and income taxes of $11,265 in 2003, $11,315 in 2002 and $8,650 in 2001.

     Capitalized Interest - The Company capitalizes interest as part of the cost of significant assets constructed or developed for the Company's own use. During 2003, $386 of interest was capitalized, primarily attributable to the design and construction of the Opal Gas Plant. No interest was capitalized in 2002 and 2001.

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

     Derivative Financial Instruments - The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expenses in the same currency. The Company had no derivative financial instruments as of December 31, 2003 or 2002.

2.   ACQUISITIONS

     On October 23, 2002, the Company acquired all outstanding shares of Mt. West Fabrication Plants and Stations, Inc., Process Electric and Control, Inc., Process Engineering Design, Inc. and Pacific Industrial Electric, Inc. (collectively, "Mt. West Group"). Mt. West Group provides design-build services, including engineering, procurement and construction services to the energy industry, primarily in the western United States, thereby expanding the Company's services in the United States. The purchase price of $13,711 was based on a multiple of cash flow and consisted of $4,591 cash and acquisition costs and 950,000 shares of common stock valued at $ 9,120 (based on the average market price of the Company's common shares over the two-day periods before and after the date a definitive purchase agreement was signed). In addition, the purchase price will be adjusted by an earn-out amount equal to 25 percent of the combined adjusted net income, as defined in the definitive purchase agreement, of Mt. West Group for the 24-month period following the date of acquisition. Any earn-out amounts due shall be payable in cash upon completion of the earn-out period. The transaction was accounted for as a purchase.

     On October 12, 2001, the Company successfully completed its tender offer for all outstanding shares of MSI Energy Services Inc. ("MSI"), a general contractor in Alberta, Canada. The acquisition established the Company's presence in Canada. The aggregate purchase price, including transaction costs, was $8,295. Concurrently, the Company sold to certain MSI shareholders 144,175 common shares of treasury stock with an assigned value of $1,850, the market price at the date the transaction was announced. The net cash of $6,445 paid to purchase MSI was funded through borrowings under the Company's principal credit agreement. The transaction was accounted for as a purchase.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

2.   ACQUISITIONS (CONTINUED)

     None of the goodwill created as a result of these acquisitions is expected to be deductible for tax purposes.

     The fair value of the net assets acquired from these acquisitions was as follows:

                                                              Mt. West
                                                                Group              MSI
                                                            -----------       -----------
         Current assets                                     $    15,799       $     3,549
         Property, plant and equipment                            3,544             3,318
         Current liabilities                                     (9,173)           (1,080)
         Deferred income taxes                                     (808)             (482)
         Term debt                                                   --              (416)
                                                            -----------       -----------

                                                                  9,362             4,889
         Goodwill, included in other assets                       4,349             3,406
                                                            -----------       -----------

                                                            $    13,711       $     8,295
                                                            ===========       ===========

     The unaudited pro forma results of operations including Mt. West Group and MSI as if the acquisitions occurred January 1, 2001, would have been:

                                                                Year Ended December 31,
                                                             -----------------------------
                                                                2002               2001
                                                             -----------       -----------
         Revenue                                             $   665,197       $   459,199
         Net income (loss)                                        31,902            21,966

         Income (loss) per common share:
              Basic                                          $      1.68       $      1.42
                                                             ===========       ===========
              Diluted                                        $      1.64       $      1.36
                                                             ===========       ===========

3.   CONTRACTS IN PROGRESS

     Most contracts allow for progress billings to be made during the performance of the work. These billings may be made on a basis different from that used for recognizing revenue, such as the achievement of contract milestones. Contracts in progress for which cost and recognized income exceed billings or billings exceed cost and recognized income consist of:

                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                            2003             2002
                                                                                        -----------      ------------
         Costs incurred on contracts in progress                                        $   433,537       $   433,469
         Recognized income                                                                   74,579            77,871
                                                                                        -----------      ------------
                                                                                            508,116           511,340
         Progress billings and advance payments                                             475,212           494,553
                                                                                        -----------       -----------
                                                                                        $    32,904       $    16,787
                                                                                        ============      ===========

         Contract cost and recognized income not yet billed                             $    40,109       $    27,880
         Contract billings in excess of cost and
              recognized income                                                              (7,205)          (11,093)
                                                                                        -----------       -----------
                                                                                        $    32,904       $    16,787
                                                                                        ===========       ===========

The Company expects all amounts to be billed within one year.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, consist of:

                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                           2003               2002
                                                                                        ----------        -----------
         Construction equipment                                                         $    59,226       $    54,428
         Marine equipment                                                                    57,603            54,664
         Transportation equipment                                                            23,912            24,372
         Land, buildings, furniture and equipment                                            58,692            36,900
                                                                                        -----------       -----------
                                                                                            199,433           170,364
         Less accumulated depreciation and amortization                                     103,905            93,103
                                                                                        -----------       -----------
                                                                                        $    95,528       $    77,261
                                                                                        ===========       ===========

     Included in land, buildings, furniture and equipment is $3,871 for the cost of a new information system, presently in the installation stage, which has been capitalized in connection with a capital lease. The lease, which could have a maximum lease value of $7,000, began on December 31, 2003, requires monthly payments for four years, increases quarterly based on expenditures made, has an implicit interest rate of 5.14%, and contains a bargain purchase provision at the end of the lease term.

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

     The Company's proportionate share of revenue and contract cost included in the consolidated statements of operations from these ventures consists of:

                                                                                      Year Ended December 31,
                                                                       ---------------------------------------------
                                                                           2003              2002            2001
                                                                       -----------        ---------       ----------
         Contract revenue                                              $    60,344        $ 127,643       $   42,483
         Contract cost                                                      43,417          105,285           31,637

     The Company's investments in and advances to these ventures consist of:

                                                                                                  December 31,
                                                                                        -----------------------------
                                                                                            2003              2002
                                                                                        -----------       -----------
         Due from joint ventures, included in accounts receivable                       $        --       $     4,662
         Investment in joint ventures                                                        14,086            16,745

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

5.   JOINT VENTURES (CONTINUED)

     Summarized balance sheet information for the significant joint venture in Africa (accounted for under the equity-method in the consolidated balance sheets) is as follows:

                                                                                            December 31,
                                                                                  -----------------------------
                                                                                     2003               2002
                                                                                  ---------          ----------
         Current assets                                                           $   22,395        $    29,661
         Non-current assets                                                            1,068             17,380
                                                                                  ----------         ----------
         Total                                                                    $   23,463        $    47,041
                                                                                  ==========        ===========
         Liabilities, current                                                     $    8,926        $    25,484
         Equity                                                                       14,537             21,557
                                                                                  ----------         ----------
         Total                                                                    $   23,463        $    47,041
                                                                                  ==========        ===========

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of:

                                                                                            December 31,
                                                                                  -----------------------------
                                                                                     2003               2002
                                                                                  ---------         -----------
         Trade payables                                                           $   63,313        $    47,666
         Payrolls and payroll liabilities                                             10,876             16,639
         Equipment reconditioning and overhaul reserves                                1,425              2,277
                                                                                  ----------        -----------
                                                                                  $   75,614        $    66,582
                                                                                  ==========        ===========

7.   NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

                                                                                            December 31,
                                                                                  -----------------------------
                                                                                      2003              2002
                                                                                  ----------        -----------
         $125,000 revolving credit agreement with a syndicated bank group         $   14,000        $         -
         Other obligations                                                             4,322              1,171
                                                                                  ----------        -----------
         Total long-term debt                                                         18,322              1,171
         Less current portion                                                          1,315              1,171
                                                                                  ----------        -----------
         Long-term debt, less current portion                                     $   17,007        $         -
                                                                                  ==========        ===========

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

ratios. The borrowing base is calculated using the lesser of (1) varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts or (2) a multiple of EBITDA. Debt issue costs of $3,257 net of accumulated amortization of $2,455, associated with the new credit agreement are included in other assets at December 31, 2003 and are being amortized over 24 months ending June 2004.

     As of December 31, 2003, there were borrowings of $14,000 under the June 2002 credit agreement. The Company had $41,047 of letters of credit outstanding, leaving $40,287 available for the issuance of letters of credit and $6,000 for borrowings or a combination thereof.

     In the quarters ended September 30, 2003 and December 31, 2003, due to the Company's operating results and EBITDA levels, a Consent and Waiver Agreement (the "Agreement") was obtained from the syndicated bank group to waive non-compliance with certain financial covenants to the credit agreement and to agree to a method for calculating the borrowing base that eliminates the multiple of EBITDA calculation through the filing of the February 2004 borrowing base certificate. The Agreement provides waivers for certain quarterly financial covenants through December 31, 2003. As a result of the Agreement, cash borrowings under the credit agreement are limited to $20,000 and the total borrowing base available for cash borrowing and the issuance of standby letters of credit may not exceed $75,000. Borrowings under the credit facility are classified as long-term due to their stated maturity date and the future expected compliance with the covenants of the credit facility. Effective March 31, 2004, the calculation of all covenants and the borrowing base revert to the original calculations contained in the June 14, 2002 credit agreement. Additionally, at that date the maximum borrowings under the facility return to $125,000 and cash borrowings are limited to 40% of the borrowing base or $50,000. In the future, an acceleration of debt under the credit facility could occur if the credit agreement's covenants are not met and the Company is not successful in obtaining waivers of compliance at that time.

     On March 12, 2004, the Company completed a $60,000 2.75% Convertible Senior Notes (the "Convertible Notes") offering. The Convertible Notes will be general senior unsecured obligations. Interest will be paid semi-annually on March 15th and September 15th, beginning on September 15, 2004. The Convertible Notes will mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the Convertible Notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require the Company to repurchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 and upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing common stock in lieu of cash or a combination of common stock and cash to fund repurchases. The holders of the Convertible Notes may convert, under certain circumstances, the notes into shares of common stock at an initial conversion ratio of 51.3611 shares of our common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share).

     On March 12, 2004, the existing June 2002 credit agreement was amended and restated (the "2004 Credit Facility"). The 2004 Credit Facility will mature on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly ranging from 0.375% to 0.625%. The 2004 Credit Facility is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue,

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

7.    NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

contract cost and recognized income not yet billed, property, plant and equipment, and spare parts.

     Other obligations include approximately $3,871 to a leasing company under a four-year capital lease in connection with the ongoing acquisition and installation of new corporate information systems and infrastructure. Additionally, the Company has various notes payable, generally related to equipment financing, and local revolving credit facilities. All are at market interest rates, and are collateralized by certain vehicles, equipment and/or real estate.

     The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $5,841 at December 31, 2003. There were no outstanding borrowings made under these facilities at December 31, 2003 or 2002.

8.       RETIREMENT BENEFITS

     The Company had two defined benefit plans (pension plans), one covering substantially all regular employees which were funded by employee and Company contributions and the other covering certain executive officers which was funded by Company contributions. The Company's funding policy was to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 in accordance with annual actuarial valuations. Benefits under the plans were determined by employee earnings and credited service. The Company had a post-retirement medical benefits plan that covered substantially all regular employees and was funded by Company and retiree contributions based on estimated cost. The defined benefit plans and the post-retirement medical benefit plan were terminated during 2001.

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

         Benefit expense for the year ended December 31, 2001 for these plans included the following components:

                                                                                Post-
                                                                             retirement
                                                              Pension          Medical
                                                             Benefits         Benefits
                                                            ----------        -----------
         Service cost                                       $      714        $        56
         Interest cost                                           2,260                215
         Expected return on plan assets                         (2,418)                --
         Recognized net actuarial loss (gain)                     (323)               (27)
         Amortization of transition asset                          (29)                --
         Amortization of prior service cost                         45                (12)
         Curtailment                                                73                 --
         Amendments                                               (220)                --
                                                            ----------        -----------
                                                                   102                232
         Settlement gain                                        (3,170)            (6,034)
                                                            ----------        -----------
                                                          $     (3,068)       $    (5,802)
                                                          =============       ============

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

8.   RETIREMENT BENEFITS (CONTINUED)

     The following table sets forth the changes in benefit obligations and plan assets and the reconciliation of the funded status of the plans to the accrued benefit cost:

                                                                                  Year Ended December 31,
                                                                     ------------------------------------------------
                                                                                                             Post-
                                                                                                          retirement
                                                                                                            Medical
                                                                          Pension Benefits                 Benefits
                                                                     ---------------------------            ---------
                                                                       2002             2001                 2001
                                                                     ---------       -----------            ---------
     Change in benefit obligations:
         Benefit obligations, beginning of year                      $     494       $    32,289            $   5,540
         Service cost                                                      377               714                   56
         Interest cost                                                      --             2,260                  215
         Plan participants' contribution                                    --               295                   60
         Amendments                                                         --               326                   --
         Actuarial loss (gain)                                              --               595                   --
         Curtailment                                                        --                --               (5,381)
         Benefits paid                                                    (871)          (35,985)                (490)
                                                                     ---------       -----------          -----------
         Benefits obligations, end of year                                  --               494                   --
                                                                     ---------       -----------          -----------
     Change in plan assets:
         Plan assets at fair value,
              beginning of year                                            494            35,444                   --
         Actual return on plan assets                                       --              (858)                  --
         Employer contribution                                             377             1,598                  430
         Plan participants' contribution                                    --               295                   60
         Benefits paid                                                    (871)          (35,985)                (490)
                                                                     ---------       -----------          -----------
         Plan assets at fair value,
              end of year                                                   --               494                   --
                                                                     ---------       -----------          -----------
         Accrued benefit cost                                        $      --       $        --          $        --
                                                                     =========       ===========          ===========

     The Company has a defined contribution plan that is funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of 4 percent of salary in the form of cash or WGI common stock, as elected by the employee. Company contributions for this plan were $1,094 (including $245 of WGI common stock) in 2003, $1,038 (including $422 of WGI common stock) in 2002 and $905 (including $306 of WGI common stock) in 2001.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

9.   INCOME TAXES

     The provision (benefit) for income taxes represents income taxes arising as a result of operations and credits for revision of previous estimates of income taxes payable in a number of countries. The Company is not subject to income tax in Panama on income earned outside of Panama. All income has been earned outside of Panama. The relationship between income (loss) before income taxes and the provision for income taxes is affected by the method of determining income taxes in the countries in which the Company operates. The effective consolidated tax rate differs from the U.S. federal statutory tax rate as taxable income and operating losses from different countries cannot be offset and tax rates and methods of determining taxes payable are different in each country.

     Income (loss) before income taxes and the provision (benefit) for income taxes in the consolidated statements of operations consist of:

                                                                                      Year Ended December 31,
                                                                       ----------------------------------------------
                                                                           2003             2002             2001
                                                                        ----------        ---------        ----------
         Income (loss) before income taxes:
              Other countries                                          $    17,064      $    20,000       $     8,935
              United States                                                (23,690)          15,197            20,529
                                                                       ------------     -----------       -----------

                                                                       $    (6,626)     $    35,197       $    29,464
                                                                       ============     ===========       ===========
         Provision (benefit) for income taxes:
              Current provision (benefit):
                  Other countries                                      $     6,241      $     4,446       $     5,563
                  United States:
                      Federal                                               (6,427)           3,551             4,991
                      State                                                 (1,058)           1,354             1,296
                                                                       ------------     -----------       -----------

                                                                            (1,244)           9,351            11,850
                                                                       ------------     -----------       -----------
              Deferred tax expense (benefit):
                  United States                                               (679)          (2,653)           (1,497)
                  Other countries                                           (1,490)          (1,250)               31
                                                                       ------------     -----------       -----------

                                                                            (2,169)          (3,903)           (1,466)
                                                                       ------------     -----------       -----------

         Total provision  (benefit) for income taxes                   $    (3,413)     $     5,448       $    10,384
                                                                       ============     ===========       ===========

     The Company's provision (benefit) for income taxes differed from the United States statutory federal income tax rate of 34% due to the following:

                                                                                      Year Ended December 31,
                                                                       ----------------------------------------------
                                                                           2003             2002             2001
                                                                       -----------        ---------        ----------
         Tax at U.S. statutory rate                                    $    (2,253)     $    11,967       $    10,018
         Non-U.S. income taxed at other
           than U.S. rates                                                  (5,802)          (6,800)           (3,038)
         Non-U.S. income tax                                                 4,751            3,196             5,563
         State tax, net of federal benefit                                    (698)             894               855
         Non-U.S. income taxed in U.S.                                          --              113               784
         Other, net                                                            589             (613)              973
         Termination of benefit plans                                           --               --            (2,433)
         Adjustment to deferred tax asset valuation allowance                   --           (3,309)           (2,338)
                                                                       -----------      -----------       -----------
                                                                       $    (3,413)     $     5,448       $    10,384
                                                                       ============     ===========       ===========

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

9.   INCOME TAXES (CONTINUED)

     The principal components of the Company's net deferred tax assets are:

                                                                                                 December 31,
                                                                                        -----------------------------
                                                                                            2003             2002
                                                                                        -----------        ----------
     Deferred income tax assets:
         Self insured medical accrual                                                   $       196       $       182
         Accrued vacation                                                                       291               342
         Non-U.S. tax net operating loss carryforwards                                       16,995            14,909
         U.S. tax net operating loss carryforwards                                            4,859             4,898
         Other                                                                                  288               490
                                                                                        -----------       -----------
                                                                                             22,629            20,821
         Valuation allowance                                                                (14,595)          (13,799)
                                                                                        -----------       -----------

         Deferred income tax assets, net of valuation allowance                               8,034             7,022

     Deferred income tax liabilities:
         Property and equipment                                                              (1,086)           (2,290)
                                                                                        -----------       -----------

     Net deferred income tax assets, included in other assets                           $     6,948       $     4,732
                                                                                        ===========       ===========

     The net deferred income tax assets (liabilities) are as follows:

                                                                                                  December 31,
                                                                                            2003             2002
                                                                                        -----------------------------
         United States                                                                  $     4,698       $     4,019
         Other countries                                                                      2,250               713
                                                                                        -----------       -----------

     Net deferred income tax assets                                                     $     6,948       $     4,732
                                                                                        ===========       ===========

     The United States federal income tax benefit recognized in 2003 is a result of the Company's ability to carry a significant portion of the 2003 United States loss back to the years 2002 and 2001 to offset the United States income of certain subsidiaries in those years.

     The Company has $14,290 in United States net operating loss carryforwards at December 31, 2003. The United States net operating loss carryforwards will expire, unless utilized, beginning with $391 in 2005, $2,617 in 2007 and $11,282 in subsequent years through December 31, 2013. The carryforwards available on an annual basis are limited. The Company has assessed its United States operations including past earnings history and projected future earnings, and the limitations and expiration dates of the U.S. net operating loss carryforwards and other tax assets, and has determined that it is more likely than not that the $4,698 of U.S. net deferred tax assets at December 31, 2003, will be realized.

     At December 31, 2003, the Company has non-expiring operating loss carryforwards in the United Kingdom of $34,602 ((pound)19,331), and a net operating loss carryforward expiring over three years in Venezuela of $1,713 (Bolivars 2,740,034). The deferred tax assets applicable to these operating loss carryforwards at December 31, 2003 and 2002 are fully reserved by a valuation allowance of $14,423. At December 31, 2003, the Company has non-expiring operating loss carryforwards in Bolivia of $10,289 (Bolivianos 82,406). The Company has assessed its Bolivia operations and has determined it is more likely than not that $2,401 of the deferred tax asset related to these net operating loss carryforwards at December 31, 2003, will be realized, and the remainder has been reserved by a valuation allowance of $172. Overall, the valuation allowance increased in 2003 because of additional losses in Bolivia, partially offset by income in Venezuela.

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

     Options granted under the 1996 Plan vest over a three to four year period. Options granted under the Director Plan vest six months after the date of grant. At December 31, 2003, the 1996 Plan had 610,588 shares and the Director Plan had 104,000 shares available for grant. Certain provisions allow for accelerated vesting based on increases of share prices.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

11.  STOCK OWNERSHIP PLANS (CONTINUED)

     The Company's stock option activity and related information consist of:

                                                                        Year Ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                              2003                             2002                              2001
                                   ----------------------------      --------------------------      ----------------------------
                                                   Weighted-                        Weighted-                         Weighted-
                                   Shares        Exercise Price      Shares      Exercise Price      Shares        Exercise Price
                                   ------        --------------      ------      --------------      ------        --------------
Outstanding, beginning
  of year                         1,560,899        $   10.48       1,851,800        $    9.64       1,859,550        $    7.62
Granted                              45,000            10.22         218,912            12.56         559,500            13.54
Exercised                           105,000             5.79         497,813             8.38         496,250             7.02
Forfeited                            53,500            14.07          12,000             6.24          71,000             6.12
                                  ---------        ---------       ---------        ---------       ---------        ---------
Outstanding, end of year          1,447,399        $   10.68       1,560,899        $   10.48       1,851,800        $    9.64
                                  =========        =========       =========        =========       =========        =========

Exercisable at end of year        1,096,774        $   10.91         875,399        $    9.94         975,500        $    9.00
                                  =========        =========       =========        =========       =========        =========

     The weighted-average fair value of options granted during the year was $2.52 in 2003 ($4.05 in 2002 and $6.47 in 2001). Exercise prices for options outstanding, weighted-average remaining life and weighted-average exercise price by ranges of exercise prices at December 31, 2003 are:

                                                                               Weighted                 Weighted
              Range of                              Options                     Average                  Average
          Exercise Prices                         Outstanding               Remaining Life           Exercise Price
          ---------------                         -----------               --------------           --------------
        $   5.06  -  $  6.94                         448,591                  5.9 Years                  $   5.92
            7.26  -    11.88                         363,750                  6.2 Years                      9.02
           12.70  -    19.44                         635,058                  6.8 Years                     14.99
                                                   ---------                  ---------                  --------
        $   5.06  -  $ 19.44                       1,447,399                  6.4 Years                  $  10.68
                                                   =========                  =========                  ========

     The number of vested options and weighted-average exercise price by ranges of exercise prices at December 31, 2003 are:

                                                                  Weighted
              Range of                                             Average
           Exercise Prices             Vested Options          Exercise Price
           ---------------             --------------          --------------
        $   5.06  -  $  6.94                316,591                $   6.05
            7.26  -    11.88                266,750                    8.96
           12.70  -    19.44                513,433                   14.93
                                          ---------                --------
        $   5.06  -  $ 19.44              1,096,774                $  10.91
                                          =========                ========

     In March 2002, certain officers of the Company borrowed a total of $1,307 under the Employee Stock Purchase Program, which permitted selected executives and officers (exclusive of the Chief Executive Officer) to borrow from the Company up to 100% of the funds required to exercise vested stock options. The loans are full recourse, non-interest bearing for a period of up to 5 years and are collateralized by the related stock. The difference of $553 between the discounted value of the loans and the fair market value of the stock on the date of exercise was recorded as compensation expense. The loans receivable are presented as a reduction of stockholders' equity. The maximum loan amount any one officer may have outstanding under the Employee Stock Purchase Program is $250.

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

13.  EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings (loss) per share are computed as follows:

                                                                                 Year Ended December 31,
                                                                   ----------------------------------------------
                                                                       2003             2002              2001
                                                                   ------------    -------------     ------------
     Net income (loss) applicable to common shares                 $    (3,213)    $     29,749      $     19,080
                                                                   ============    ============      ============

     Weighted average number of common shares
          outstanding for basic earnings per share                  20,662,305       18,271,492        14,442,035

     Weighted average number of dilutive potential
          common shares outstanding                                          -          450,267           632,131
                                                                  ------------     ------------      ------------
     Weighted average number of common shares
          outstanding for diluted earnings per share                20,662,305       18,721,759        15,074,166
                                                                   ============    ============      ============
     Earnings (loss) per common share:

           Basic                                                  $       (.16)    $       1.63      $       1.32
                                                                  ============     ============      ============
           Diluted                                                $       (.16)    $       1.59      $       1.27
                                                                  ============     ============      ============

     The weighted average number of potential common shares excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect was 1,444,066 at December 31, 2003 (405,092 at December 31, 2002 and 449,750 at December 31, 2001).

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

     Customers representing more than 10 percent of total contract revenue are as follows:

                                            Year Ended December 31,
                                    --------------------------------------
                                     2003           2002           2001
                                    -------      ---------       ---------
Customer A                             16%          29%             18%
Customer B                             15            -              14
Customer C                              -           16               -
Customer D                              -            -              17
Customer E                              -            -              10
Customer F                              -            -              10
                                      ---          ---             ---

                                       31%          45%             69%
                                      ===          ===            ====

     Information about the Company's operations in its significant work countries is shown below:

                                                  Year Ended December 31,
                                        --------------------------------------------
                                          2003              2002              2001
                                        --------          --------          --------
      Contract revenue:
          United States (1)             $129,401          $231,552          $205,292
          Offshore West Africa            66,918            59,285            44,027
          Cameroon                        61,605           136,149            34,808
          Nigeria                         53,185            47,826            67,365
          Oman                            40,885            17,244            14,303
          Venezuela                       29,312            12,835            16,968
          Canada                          24,177            13,685             3,334
          Iraq                            10,057                --                --
          Bolivia                          2,998            47,383                --
          Dominican Republic                 199            17,744                --
          Australia                           --                --             4,037
                                        --------          --------          --------
                                        $418,737          $583,703          $390,134
                                        ========          ========          ========
      Long-lived assets:
          United States                 $ 41,359          $ 24,298          $ 17,346
          Nigeria                         23,574            21,291            21,305
          Offshore West Africa            12,307            11,070            11,399
          Oman                             6,857             5,139             4,464
          Venezuela                        5,575             7,304             6,640
          Canada                           4,289             3,852             3,258
          Cameroon                         3,089             7,262             9,709
          Bolivia                          2,806             3,503                --
          Other                            2,035               199               193
                                        --------          --------          --------
                                        $101,891          $ 83,918          $ 74,314
                                        ========          ========          ========

(1) Net of intercountry revenue of $9,009 in 2003, $25,849 in 2002, and $59,284 in 2001.

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

     Based upon the advice of local advisors in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which it operates, management believes the Company has followed the current practices in those countries; however, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future. The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism through political risk insurance coverage that contains a 20% co-insurance provision.

     The Company has the usual liability of contractors for the completion of contracts and the warranty of its work. Where work is performed through a joint venture, the Company also has possible liability for the contract completion and warranty responsibilities of its joint venture partners. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

     Certain post-contract completion audits and reviews are being conducted by clients and/or government entities. While there can be no assurance that claims will not be received as a result of such audits and reviews, management does not believe a legitimate basis for any material claims exists. At the present time it is not possible for management to estimate the likelihood of such claims being asserted or, if asserted, the amount or nature thereof.

     In connection with the Company's 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid, and expires in March 2004. The commitment as of December 31, 2003 totals approximately $3,582, the maximum amount of future payments the Company could be required to make.

     From time to time the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company's customers may require the Company to provide letters of credit or insurance bonds with regard to the Company's performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At December 31, 2003, the Company had approximately $44,200 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of December 31, 2003, related to these commitments.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

15.  CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONTINUED)

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

     The Company has certain operating leases for office and camp facilities. Rental expense, excluding daily rentals and reimbursable rentals under cost plus contracts, was $2,127 in 2003, $1,782 in 2002, and $2,596 in 2001. Minimum lease commitments under operating leases as of December 31, 2003, totaled $7,909 and are payable as follows: 2004, $2,282; 2005, $1,985; 2006, $1,491; 2007, $905;
2008, $783 and later years, $463.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 is as follows:

                                                 First         Second            Third           Fourth
                                                Quarter        Quarter          Quarter         Quarter(a)         Year
                                              ----------      ---------        ---------        ---------        ---------
       December 31, 2003:
             Contract revenue                 $  98,936        $122,864       $  91,498           $105,439      $ 418,737
             Operating income (loss)             (4,851)          2,510          (9,541)             6,649         (5,233)
             Income (loss) before
                income taxes                     (5,604)          2,189          (9,732)             6,521         (6,626)
             Net income  (loss)                  (4,573)          4,125          (8,746)             5,981         (3,213)
             Earnings per share:
                Basic                              (.22)            .20            (.42)               .29           (.16)
                Diluted                            (.22)            .20            (.42)               .28           (.16)

       December 31, 2002:
             Contract revenue                 $ 147,497        $148,149       $ 151,699           $136,358      $ 583,703
             Operating income                    10,548          12,181           8,521              7,047         38,297
             Income before
                income taxes                      9,422          10,803           7,834              7,138         35,197
             Net income                           4,613           7,609           7,935              9,592         29,749
             Earnings per share:
                Basic                               .31             .42             .40                .47           1.63
                Diluted                             .30             .41             .40                .46           1.59

     (a) Included in revenue, operating income and net income in the Fourth Quarter 2003 is $6,892 for settlement of a contract variation. The settlement added $.33 to earnings per share. Included in Fourth Quarter 2002 is a $3,309 deferred income tax benefit resulting from a reduction in the deferred tax valuation allowance.

     The Company derives its revenue from contracts with durations from a few weeks to several months or in some cases, more than a year. Unit-price contracts provide relatively even quarterly results. However,

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

16.  QUARTERLY FINANCIAL DATA (UNAUDITED) CONTINUED

major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the method by which revenue is recognized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

ITEM 9A.     CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to our directors is incorporated by reference from the sections of our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (the "Proxy Statement") entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

CODE OF CONDUCT

     We have adopted both a code of business conduct and ethics for directors, officers and employees and an additional separate code of ethics for the Chief Executive Officer and senior financial officers. This information is available on our website at http://www.willbros.com under the "Governance" captions on the "Investors" page. We intend to satisfy the disclosure requirements, including those of Item 406 of Regulation S-K, regarding certain amendments to, or waivers from, provisions of our code of business conduct and ethics and code of ethics for the Chief Executive Officer and senior financial officers by posting such information on our website. Additionally, our corporate governance guidelines and the charters of the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee of the Board of Directors are also available on our website. A copy of the codes, governance guidelines and charters will be provided to any of our stockholders upon request.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the sections of the Proxy Statement entitled "Election of Directors" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from the sections of the Proxy Statement entitled "Equity Compensation Plan Information" and "Principal Stockholders and Security Ownership of Management.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Certain Transactions."

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled "Audit and Other Fees Paid to Independent Auditors."

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)    Financial Statements:

     Our financial statements and those of our subsidiaries and independent auditors' report are listed in Item 8 of this Form 10-K.

                                                                                       2003
                                                                                     Form 10-K
                                                                                      Page(s)
                                                                                      -------
     (2)   Financial Statement Schedule:

     Independent Auditors' Report...............................................        77
     Schedule II - Consolidated Valuation and Qualifying Accounts...............        78

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

10.8* Form of Non-Qualified Stock Option Agreement under the Willbros Group, inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.9* Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.10* Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.11* Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.12* Form of Secured Promissory Note under the Willbros Group, Inc. Employee Stock Purchase Program (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14,
           2002).

10.13* Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.14 Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.15* Consulting Services Agreement dated June 1, 2002, between Willbros USA, Inc., and Larry J. Bump (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14,
           2002).

21.        Subsidiaries.

23.        Consent of KPMG LLP, included on page 77 of this Form 10-K.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Management contract or compensatory plan or arrangement.

Reports on Form 8-K.

(b)        No reports on Form 8-K were filed during the fourth quarter of 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILLBROS GROUP, INC.


Date: March 12, 2004                    By: /s/ Michael F. Curran
                                            ---------------------
                                        Michael F. Curran
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                 TITLE                                              DATE
---------                                 -----                                              ----
/s/ Larry J. Bump                         Director and Chairman of the Board                 March 12, 2004
----------------------------
Larry J. Bump


/s/ Michael F. Curran                     Director, Vice Chairman of the Board,              March 12, 2004
----------------------------              President and Chief Executive Officer
Michael F. Curran                         (Principal Executive Officer)



/s/ Warren L. Williams                    Senior Vice President,                             March 12, 2004
----------------------------              Chief Financial Officer and Treasurer
Warren L. Williams                        (Principal Financial Officer and Principal
                                          Accounting Officer)



/s/ Peter A. Leidel                       Director                                           March 12, 2004
----------------------------
Peter A. Leidel


/s/ John H. Williams                      Director                                           March 12, 2004
----------------------------
John H. Williams


/s/ Michael J. Pink                       Director                                           March 12, 2004
----------------------------
Michael J. Pink


/s/ James B. Taylor, Jr.                  Director                                           March 12, 2004
----------------------------
James B. Taylor, Jr.


/s/ Rodney B. Mitchell                    Director                                           March 12, 2004
----------------------------
Rodney B. Mitchell

                                          Director                                           March   , 2004
----------------------------                                                                       --
S. Fred Isaacs

    INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   AND CONSENT


The Stockholders and Board of Directors
Willbros Group, Inc.:

     The audits referred to in our report dated February 20, 2004, except for
Note 7 which is as of March 12, 2004, included the related consolidated financial statement schedule as of December 31, 2003 and for each of the years in the three-year period ended December 31, 2003. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We consent to the incorporation by reference in the registration statements (Nos. 333-18421, 333-21399, 333-53748 and 333-74290) on Form S-8 and (Nos.
333-96201, 333-63096 and 333-101448) on Form S-3 of Willbros Group, Inc. of our
reports dated February 20, 2004, except for Note 7 which is as of March 12, 2004, relating to the consolidated balance sheets of Willbros Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003 and the related financial statement schedule, which reports appear in the December 31, 2003 annual report on Form 10-K of Willbros Group, Inc. Our report on the consolidated financial statements refers to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and certain provisions from SFAS No. 142, "Goodwill and Other Intangible Assets" in 2001 and the remaining provisions of SFAS No. 142 in 2002.


                                           /s/ KPMG LLP


Houston, Texas
March 12, 2004

                              WILLBROS GROUP, INC.
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                           Charged
                                                                          (Credited)
                                                           Balance at      to Costs         Charge         Balance
                                                            Beginning        and           Offs and         at End
     Year Ended                   Description                of Year       Expenses          Other         of Year
     ----------            -------------------------       ----------     -----------      --------       ----------
December 31, 2001          Allowance for bad debts          $  508          $(290)          $   516         $  734

December 31, 2002          Allowance for bad debts          $  734          $ (58)          $    49         $  725

December 31, 2003          Allowance for bad debts          $  725          $ 199           $    (7)        $  917



December 31, 2001          Overhaul Accrual                 $3,330          $  --           $(1,194)        $2,136

December 31, 2002          Overhaul Accrual                 $2,136          $  --           $   141         $2,277

December 31, 2003          Overhaul Accrual                 $2,277          $  --           $  (852)        $1,425

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

10.8* Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.9* Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.10* Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.11* Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.12* Form of Secured Promissory Note under the Willbros Group, Inc. Employee Stock Purchase Program (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14,
           2002).

10.13* Willbros Group, Inc. Severance (as amended and restated effective September 25, 2003) (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.14 Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.15* Consulting Services Agreement dated June 1, 2002, between Willbros USA, Inc. and Larry J. Bump and us (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

21.        Subsidiaries.

23.        Consent of KPMG LLP, included on page 77 of this Form 10-K.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Management contract or compensatory plan or arrangement.