Form 10-Q
period 2004-03-31
WILLBROS GROUP INC
filed 2004-05-07
CIK 895450

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


                                 NOT APPLICABLE
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X        No
                                                -------        --------

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).   Yes     X        No
                                                -------        --------

         The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of May 3, 2004 was 20,852,106.

================================================================================

                               WILLBROS GROUP, INC
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2004

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets for March 31, 2004 (unaudited) and
                  December 31, 2003                                                                               3

              Condensed Consolidated Statements of Operations (unaudited) for the three
                  months ended March 31, 2004 and 2003                                                            4

              Condensed Consolidated Statement of Stockholders' Equity and Comprehensive
                  Income (unaudited) for the three months ended March 31, 2004                                    5

              Condensed Consolidated Statements of Cash Flows (unaudited) for the three
                  months ended March 31, 2004 and 2003                                                            6

              Notes to Condensed Consolidated Financial Statements                                                7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                              11

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                         18

     Item 4 - Controls and Procedures                                                                            18

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                                  19

     Item 2 - Changes in Securities and Use of Proceeds                                                          19

     Item 3 - Defaults upon Senior Securities                                                                    19

     Item 4 - Submission of Matters to a Vote of Security Holders                                                19

     Item 5 - Other Information                                                                                  19

     Item 6 - Exhibits and Reports on Form 8-K                                                                   20

SIGNATURE                                                                                                        21

EXHIBIT INDEX                                                                                                    22




PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                        2004          2003
                                                                                     ---------      ---------
                                                                                     (UNAUDITED)
                                           ASSETS
Current assets:
      Cash and cash equivalents ................................................     $  45,416      $  20,969
      Accounts receivable, net .................................................       108,210        101,654
      Contract cost and recognized income not yet billed .......................        46,552         40,109
      Prepaid expenses .........................................................        14,369         11,531
                                                                                     ---------      ---------
            Total current assets ...............................................       214,547        174,263
Spare parts, net ...............................................................         6,251          6,363
Property, plant and equipment, net .............................................       101,683         95,528
Investments in joint ventures ..................................................        14,312         14,086
Goodwill .......................................................................         9,296          9,360
Other assets ...................................................................        16,437         11,822
                                                                                     ---------      ---------
            Total assets .......................................................     $ 362,526      $ 311,422
                                                                                     =========      =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable and current portion of long-term debt ......................     $   1,082      $   1,315
      Accounts payable and accrued liabilities .................................        78,475         75,377
      Contract billings in excess of cost and recognized income ................         7,926          7,205
                                                                                     ---------      ---------
            Total current liabilities ..........................................        87,483         83,897
2.75% Convertible senior notes .................................................        60,000             --
Long-term debt .................................................................         3,305         17,007
Other liabilities ..............................................................           237            237
                                                                                     ---------      ---------
            Total liabilities ..................................................       151,025        101,141
Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued ...............................            --             --
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 21,020,640 shares issued at March 31, 2004
        (20,748,498 at December 31, 2003) ......................................         1,051          1,037
      Capital in excess of par value ...........................................       155,652        152,630
      Retained earnings ........................................................        57,509         57,741
      Treasury stock at cost, 46,196 shares ....................................          (345)          (345)
      Deferred compensation ....................................................        (1,876)            --
      Notes receivable for stock purchases .....................................          (890)        (1,240)
      Accumulated other comprehensive income ...................................           400            458
                                                                                     ---------      ---------
            Total stockholders' equity .........................................       211,501        210,281
                                                                                     ---------      ---------
            Total liabilities and stockholders' equity .........................     $ 362,526      $ 311,422
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

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                          ------------------------------
                                                              2004              2003
                                                          ------------      ------------
Contract revenue ....................................     $    102,338      $     98,936
Operating expenses:
      Contract ......................................           86,704            89,139
      Depreciation and amortization .................            5,315             5,668
      General and administrative ....................           10,402             8,980
                                                          ------------      ------------
                                                               102,421           103,787
                                                          ------------      ------------
            Operating loss ..........................              (83)           (4,851)
Other income (expense):
      Interest - net ................................             (386)             (399)
      Other - net ...................................              362              (354)
                                                          ------------      ------------
                                                                   (24)             (753)
                                                          ------------      ------------
            Loss before income taxes ................             (107)           (5,604)
Provision (benefit) for income taxes ................              125            (1,031)
                                                          ------------      ------------
            Net loss ................................     $       (232)     $     (4,573)
                                                          ============      ============
Loss per common share:
      Basic .........................................     $       (.01)     $       (.22)
                                                          ============      ============
      Diluted .......................................     $       (.01)     $       (.22)
                                                          ============      ============
Weighted average number of common shares outstanding:
      Basic .........................................       20,741,302        20,613,157
                                                          ============      ============
      Diluted .......................................       20,741,302        20,613,157
                                                          ============      ============


     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                                               ACCUMULATED
                                                                                                    NOTES         OTHER
                                               CAPITAL                                            RECEIVABLE     COMPRE-    TOTAL
                            COMMON STOCK      IN EXCESS                              DEFERRED         FOR        HENSIVE    STOCK-
                        --------------------    OF PAR      RETAINED     TREASURY     COMPEN-        STOCK       INCOME    HOLDERS'
                          SHARES   PAR VALUE    VALUE       EARNINGS       STOCK      SATION       PURCHASES     (LOSS)     EQUITY
                        ---------- ---------  ---------     --------     -------      -------      ---------   ---------- --------
Balance,
 January 1, 2004        20,748,498   $1,037    $152,630      $57,741       $(345)     $    --      $(1,240)        $458    $210,281
 Comprehensive
  Loss:
   Net loss                     --       --          --        (232)          --           --           --           --        (232)
   Foreign currency
   translation
   adjustment                   --       --          --          --           --           --           --          (58)        (58)
                                                                                                                           --------
    Total
    comprehensive
    loss                                                                                                                       (290)
Collection of notes
 receivable for
 stock purchases                --       --          --           --          --           --          350           --         350
Restricted stock
 awards                    164,500        8       2,029           --          --       (2,037)          --           --          --
Amortization of
 deferred compensation          --       --          --           --          --          161           --           --         161

 Issuance of common
  stock under
  employee
  benefit plan               4,054       --          53           --          --           --           --           --          53
 Exercise of stock
  options                  103,588        6         940           --          --           --           --           --         946
                        ----------   ------    --------      -------       -----      -------        -----         ----    --------
Balance,
 March 31, 2004         21,020,640   $1,051    $155,652      $57,509       $(345)     $(1,876)       $(890)        $400    $211,501
                        ==========   ======    ========      =======       =====      =======        =====         ====    ========



     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                            ----------------------
                                                                              2004          2003
                                                                            --------      --------
Cash flows from operating activities:
      Net loss ........................................................     $   (232)      $(4,573)
      Reconciliation of net loss to net cash
        used in operating activities:
          Change in equity in joint ventures, net .....................         (226)        4,405
          Depreciation and amortization ...............................        5,315         5,668
          Amortization of debt issue costs ............................          480           389
          Loss (gain) on retirements of property, plant and equipment .           11          (174)
          Amortization of deferred compensation .......................          161            --
          Deferred income tax benefit .................................           --        (1,862)
          Changes in operating assets and liabilities:
              Accounts receivable .....................................       (6,354)        3,803
              Contract cost and recognized income not yet billed ......       (6,443)       (5,825)
              Prepaid expenses and other assets .......................       (3,156)       (5,777)
              Accounts payable and accrued liabilities ................        2,757       (12,345)
              Accrued income taxes ....................................           --        (4,862)
              Contract billings in excess of cost and recognized income          721        (1,538)
                                                                            --------      --------
                   Cash used in operating activities ..................       (6,966)      (22,691)
Cash flows from investing activities:
      Proceeds from sale of equipment .................................           18           390
      Purchase of property, plant and equipment .......................       (9,944)       (3,772)
      Purchase of spare parts .........................................       (1,469)       (1,504)
                                                                            --------      --------
                   Cash used in investing activities ..................      (11,395)       (4,886)
Cash flows from financing activities:
      Proceeds from issuance of 2.75% convertible senior notes ........       60,000            --
      Proceeds from notes payable .....................................          535           624
      Proceeds from issuance of common stock ..........................          999           404
      Collections of notes receivable for stock purchases .............          350            --
      Repayments of long-term debt ....................................      (14,000)           --
      Costs of debt issues ............................................       (4,851)           --
      Repayment of notes payable ......................................         (469)       (1,026)
                                                                            --------      --------
                   Cash provided by financing activities ..............       42,564             2
Effect of exchange rate changes on cash and cash equivalents ..........          244            52
                                                                            --------      --------
Cash provided by (used in) all activities .............................       24,447       (27,523)
Cash and cash equivalents, beginning of period ........................       20,969        49,457
                                                                            --------      --------
Cash and cash equivalents, end of period ..............................     $ 45,416      $ 21,934
                                                                            ========      ========
Cash payments made during the period:
      Interest ........................................................     $    353      $    105
      Income taxes ....................................................     $    540      $  5,645




     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The unaudited condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows of the Company for all interim periods presented.

       Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations and cash flows for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results to be achieved for the full year.

       Certain reclassifications have been made to 2003 balances in order to conform to 2004 presentations.


2.     STOCK-BASED COMPENSATION

       The Company measures stock-based employee compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provides pro-forma disclosure as required by Statement of Financial Accounting Standards No. 123 and SFAS 148, "Accounting for Stock - Based Compensation." As such, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. Compensation cost related to restricted stock and restricted stock rights awards is measured as the market price of the Company's common stock at the date of the award, and compensation cost is recognized over the vesting period, typically four years.

       If compensation cost for the Company's stock compensation plans had been determined using the fair value method in SFAS No. 123 and SFAS 148, the Company's net loss and loss per share for the three months ended March 31, 2004 and 2003 would have been as shown in the pro forma amounts below:

                                                                      2004          2003
                                                                    --------      --------

         Net loss as reported                                       $  (232)      $(4,573)
         Add stock-based employee compensation
            included in net income, after tax                           161            --
         Less stock-based employee compensation
            determined under fair value method, after tax              (203)         (257)
                                                                    -------       -------
         Pro forma net loss                                         $  (274)      $(4,830)
                                                                    =======       =======
         Loss per common share:
            Basic, as reported                                      $  (.01)      $  (.22)
                                                                    =======       =======
            Basic, pro forma                                        $  (.01)      $  (.23)
                                                                    =======       =======
            Diluted, as reported                                    $  (.01)      $  (.22)
                                                                    =======       =======
            Diluted, pro forma                                      $  (.01)      $  (.23)
                                                                    =======       =======


                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


3.     NEW ACCOUNTING PRONOUNCEMENTS

       During 2003 and 2004, the Financial Accounting Standards Board ("FASB") issued the following statement of Financial Accounting Standards which were reviewed by Willbros to determine the potential impact on the financial statements upon adoption.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," ("FIN 46"). The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, the revised effective date, to variable entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.

4.     FOREIGN EXCHANGE RISK

       The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2004 or March 31, 2003, or during the three month periods then ended.

5.      INCOME TAXES

       During the quarter ended March 31, 2004, the Company recorded net income taxes of $125 on a loss before income taxes of $107, resulting in an effective income tax rate in excess of 100% for the period. This effective rate differs from the United States statutory federal income tax rate of 34% primarily as a result of income taxes in certain countries being based on deemed profit rather than taxable income, losses in one country cannot be used to offset taxable income in another country, and some income is earned under foreign contracts which provide tax concessions that eliminate the payment of income tax. During the quarter ended March 31, 2003, the Company recorded a net income tax benefit of $1,031 on a loss before income taxes of $5,604, resulting in an effective income tax rate of approximately 18% for the period.

6.     2.75% CONVERTIBLE SENIOR NOTES

       On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the "Convertible Notes"). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes total $70,000. The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15, beginning on September 15, 2004. The Convertible Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the Convertible Notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require the Company to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 and upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.     2.75% CONVERTIBLE SENIOR NOTES (CONTINUED)

fund purchases. The holders of the Convertible Notes may convert, under certain circumstances, the notes into shares of the Company's common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's Common Stock exceeds 120% of the then current conversion price, or $23.36 per share based on the initial conversion price. Debt issue costs of $2,447, net of accumulated amortization of $29, associated with the Convertible Notes are included in other assets at March 31, 2004 and are being amortized over the seven-year period ending March 2011. In the event of a default of $10.0 million or more on any credit agreement, including the 2004 Credit Facility, a corresponding event of default would result under the Convertible Notes.

7.     2004 CREDIT FACILITY

       On March 12, 2004, the existing June 2002 credit agreement was amended and restated (the "2004 Credit Facility"). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly ranging from 0.375% to 0.625%. The 2004 Credit Facility is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, restricts the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $3,206, net of accumulated amortization of $451, associated with the 2004 Credit Facility are included in other assets at March 31, 2004 and are being amortized over a 24-month period ending March 2006.

8.     EARNINGS PER SHARE

       Basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003, are computed as follows:

                                                                   2004              2003
                                                             --------------      ------------
         Net income (loss) applicable to common shares                $(232)          $(4,573)
                                                             ==============      ============
         Weighted average number of common shares out-
           standing for basic earnings per share                 20,741,302        20,613,157
         Effect of dilutive potential common shares from
           stock options                                                 --                --
                                                             --------------      ------------
         Weighted average number of common shares out-
           standing for diluted earnings per share               20,741,302        20,613,157
                                                             ==============      ============
         Loss per common share:
              Basic                                                   $(.01)            $(.22)
                                                             ==============      ============
              Diluted                                                 $(.01)            $(.22)
                                                             ==============      ============


       At March 31, 2004, there were 1,504,978 potential common shares (1,505,732 at March 31, 2003) excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

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

       The Company has the usual liability of contractors for the completion of contracts and the warranty of its work. Where work is performed through a joint venture, the Company also has possible liability for the contract completion and warranty responsibilities of its joint venture partners. In addition, the Company acts as prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

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

       In connection with the Company's 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid. The commitment as of March 31, 2004 totals approximately $2,926, which is the maximum amount of future payments the Company could be required to make.

       From time to time the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company's customers may require the Company to provide letters of credit or insurance bonds with regard to the Company's performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2004, the Company had approximately $46,269 of letters of credit and $46,789 of insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of March 31, 2004, related to these commitments.

       The Company is a party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements for the three-month interim periods ended March 31, 2004 and 2003, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2003.


OVERVIEW

       We derive our revenue from providing construction, engineering and specialty services to the oil, gas and power industries and government entities worldwide. In 2004, our revenue was primarily generated from operations in Canada, Iraq, Nigeria, Oman, the United States, and Venezuela. We obtain contracts for our work mainly by competitive bidding or through negotiations with long-standing or prospective clients. Contracts have durations from a few weeks to several months or in some cases more than a year.

       We believe the fundamentals supporting the demand for engineering and construction services for the oil, gas and power industries indicate the market for our services will be strong in the mid to long-term. We are encouraged by many positive developments in the markets that we serve. In addition to increased bid activity in several of our markets, we are optimistic about new oil and gas production developments in both Canada and Mexico, both of which are attractive markets for our engineering and construction services. The move towards LNG is also expected to bring more opportunities to Willbros, both in North America and in the producing/exporting countries.

       We are expecting to commence significant additional work in West Africa and Nigeria later this year and expect that market to remain strong. We expect the markets outside of North America to lead the improvements in demand for our services.

       We expect the demand in North America for our services to improve in late 2004. The engineering market in North America is becoming more active and we are encouraged that we have received multiple awards in recent weeks. These new assignments are not large, but they have the earmarks of preliminary work associated with larger assignments. Additionally, we are involved in numerous discussions and contract negotiations regarding pipeline and station construction projects in North America. The nature of these recent discussions and the increase in engineering assignments continues to support our belief that we may see an increase in activity in North America during the second half of 2004.

       In late March 2004, the Opal Gas Plant began commercial operation and is currently operating well within the parameters on which it was modeled. Beginning in the second quarter, this new facility should add a new source of long-term revenue to complement our revenue stream from our project work. For additional information, see the related discussion under "Significant Business Developments."

       For the quarter ended March 31, 2004, we had a loss of $0.2 million or $0.01 per share on revenue of $102.3 million. This compares to revenue of $98.9 million in the same quarter in 2003, when we reported a loss of $4.6 million or $0.22 per share. The costs of significant contract variations were included in the first quarter of last year.

       Revenue of $102.3 million for the first quarter of 2004 represents a 3% increase over the revenue for the same period in 2003. In the first quarter of this year, revenue increased $24.0 million in the Middle East. This increase was entirely offset by a reduction in revenue in West Africa, primarily as the result of the completion of the Chad-Cameroon Pipeline project in mid-2003. Slight revenue increases in North and South America accounted for the net 3% revenue increase in the first quarter.

       Contract margin for the first quarter of 2004 increased to 15.3% of revenue from 9.9% in the first quarter of 2003. This 5.4% or $5.8 million increase in contract margin is largely the result of reduced margins in the first quarter of 2003 related to recognition of unusual contract variation costs. In early 2003, we recognized substantial costs related to client caused delays on the Bolivian Transierra Pipeline project and incurred increased demobilization costs on the Chad-Cameroon Pipeline project.

       G&A expenses increased from $9.0 million in the first quarter of 2003 to $10.4 million in the first quarter of this year. $1.2 million dollars of the increase in G&A expenses were incurred at the work country level. The increase at the work country level is attributable to approximately $0.3 million of legal expenses associated with negotiations and arbitration on outstanding claims, and new contract negotiations. In addition, we experienced an approximate $0.9 million increase in G&A expenses in work countries related to estimating, bidding and initial staffing necessary to support the anticipated new work and the increased level of activity in Oman and Iraq. The $0.2 million increase in corporate G&A resulted from additional costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

       We recognized a $0.1 million tax expense on a $0.1 million pre-tax loss for the first quarter of 2004. The $1.1 million tax expense increase in the first quarter of 2004 versus the same quarter of 2003 resulted primarily from accruing income taxes in those countries where taxes are calculated and paid based upon revenue versus pre-tax income. This is partially offset by income earned under foreign contracts which provide tax concessions that eliminate the payment of income taxes, and utilization of net operating loss carryforwards in the United States and Bolivia.

       Recently, we completed two financing transactions which we believe improved our liquidity and, combined with cash flows from operations, will be sufficient to finance our working capital and capital expenditure requirements for forecast operations. On March 12, 2004, the Company completed a primary offering of $60.0 million of Convertible Notes (the "Convertible Notes"). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10.0 million aggregate principal amount of the notes. Collectively, the primary offering and purchase option Convertible Notes total $70.0 million. Also, on March 12, 2004, we amended and restated the $125.0 million senior secured credit facility. The three-year amended and restated credit facility (the "2004 Credit Facility") provides for $150.0 million of available credit capacity to be used for letters of credit and cash borrowings. See the related discussion under "Liquidity and Capital Resources" for additional information.

       We believe this new capital structure positions us to take on a substantial amount of additional new work and provides a better matching of our capital asset investment with the long-term revenue and cash flows to be generated from capital assets such as our Opal Gas Plant. Willbros remains in strong financial position. We believe these financing transactions provide the Company with the funds to grow as we move into a period of improving markets during this strengthening business cycle.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       In our report on Form 10-K for the year ended December 31, 2003, we identified and disclosed three critical accounting policies: (a) Revenue
Recognition: Percentage-of-Completion Method; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the three-month period ended March 31, 2004.


SIGNIFICANT BUSINESS DEVELOPMENTS

       In late March 2004, we commenced commercial production from our newly constructed Opal Gas Plant, located near Opal, Wyoming. In 2003, we completed agreements with Williams Gas Processing Company to design, construct and own the Opal Gas Plant. The plant is designed to process volumes in excess of 350 million standard cubic feet per day of natural gas, producing 7,000 to 11,000 barrels per day of natural gas liquids at various operating conditions. We receive an annual processing fee under a 10-year contract through March 2014, and share in the proceeds from the sales of natural gas liquids extracted.

       During March and April 2004, the Company improved its overall financial position through a $70 million debt offering of Convertible Notes and amendment and restatement of our credit facility. $14 million of the proceeds from the offering were used to repay our existing debt which accrued interest at approximately 5%. We intend to use the remaining proceeds to provide capital to expand our current operations and to fund possible acquisition of assets and businesses, which would complement Willbros' capabilities, including asset development. The 2004 Credit Facility was increased from $125.0 million to $150.0 million in anticipation of additional letter of credit requirements for anticipated new work. Additionally, the 2004 Credit Facility will expire in March 2007. See the related discussion under "Liquidity and Capital Resources" for additional information.


OTHER FINANCIAL MEASURES

EBITDA

       We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for the three-months ended March 31, 2004 was $5.6 million as compared to $0.5 million for the same period in 2003. The $5.1 million increase in EBITDA is primarily the result of the absence of significant contract variation costs in 2004 as compared to the first quarter of 2003.

       A reconciliation of EBITDA to GAAP financial information follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    2004         2003
                                                  -------      -------
                                               (Dollar amounts in thousands)
         Net (loss)                                $ (232)     $(4,573)
         Interest, net                                386          399
         Provision (benefit) for income taxes         125       (1,031)
         Depreciation and amortization              5,315        5,668
                                                  -------      -------
         EBITDA                                    $5,594      $   463
                                                  =======      =======

BACKLOG

       We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. Backlog as of March 31, 2004 was $204.5 million with an estimated embedded margin of 30.9% compared to $224.7 million at December 31, 2003 with an estimated embedded margin of 29.6%. Included in these backlog amounts is $22.0 million of gas processing revenue with an estimated embedded margin of 100%. The gas processing revenue is associated with the 10-year gas processing contract for our Opal Gas Plant. If backlog amounts were reduced by eliminating the effects of the Opal gas processing contract, the adjusted estimated embedded margin would be 22.6% and 22.0% as of March 31, 2004 and December 31, 2003, respectively. An estimated $130.0 million (64%) of the current backlog is scheduled to be worked off during the remainder of 2004.


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

       Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. During the three-month periods ended March 31, 2004 and 2003, the Venezuelan Bolivar experienced significant devaluation relative to the U.S. dollar. The first quarter of 2004 included a foreign exchange gain of $0.3 million and the first quarter of 2003 included a foreign exchange loss of $0.5 million, both resulting from the translation of our Bolivar denominated monetary assets and liabilities into U.S. dollars.

We do not believe that our revenue or results of operations in other areas were adversely affected in this regard during the three-month periods ended March 31, 2004 and 2003.

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

       Contract revenue increased $3.4 million (3%) to $102.3 million due to increased construction revenue partially offset by decrease in specialty services and engineering revenue. A quarter-to-quarter comparison of revenue is as follows:




                                              THREE MONTHS ENDED MARCH 31,
                                   -------------------------------------------------
                                                             INCREASE        PERCENT
                                   2004         2003        (DECREASE)        CHANGE
                                   ----         ----        ----------       -------
                                              (Dollar amounts in thousands)
         Construction            $ 76,865     $ 64,249     $ 12,616            20%
         Specialty Services        16,931       19,483       (2,552)          (13)%
         Engineering                8,542       15,204       (6,662)          (44)%
                                --------     --------      --------
         Total                   $102,338     $ 98,936     $  3,402             3%
                                 ========     ========      ========



       Construction revenue increased $12.6 million primarily because of improvements in North American construction and new work in the Middle East offset by a $22.5 million decrease in revenue from the Chad-Cameroon Pipeline project that was completed in 2003. Specialty services revenue decreased $2.6 million as a result of a $4.4 million decrease in Nigeria, and a $0.6 million decrease in the United States, partially offset by $2.5 million of increased activity in Canada. The engineering revenue decrease of $6.7 million was primarily related to the decrease in revenue from the Explorer Pipeline project that was substantially completed in 2003.

       Contract costs decreased $2.4 million (3%) to $86.7 million due to a decrease in engineering costs partially offset by higher construction costs. Overall margins increased by more than 5% in the first quarter of 2004 as compared to the same quarter in 2003. The decrease in contract cost and the margin improvement were driven by the absence of significant contract variation costs in 2004 versus 2003. A quarter-to-quarter comparison of contract cost follows:

                                           THREE MONTHS ENDED MARCH 31,
                                 ----------------------------------------------
                                                         INCREASE       PERCENT
                                 2004         2003      (DECREASE)      CHANGE
                                 ----         ----      ----------      -------
                                         (Dollar amounts in thousands)
         Construction           $62,911     $57,463     $ 5,448            9%
         Specialty Services      15,467      14,411       1,056            7%
         Engineering              8,326      17,265      (8,939)         (52)%
                                -------     -------     -------
         Total                  $86,704     $89,139     $(2,435)          (3)%
                                =======     =======     =======



       Depreciation and amortization decreased $0.4 million (6%) primarily due to the completion of the Chad-Cameroon Pipeline project in early 2003.

       G&A expenses increased from $9.0 million in the first quarter of 2003 to $10.4 million in the first quarter of this year. $1.2 million of the increase in G&A expenses were incurred at the work country level. The increase at the work country level is attributable to approximately $0.3 million of legal expenses associated with negotiations and arbitration on outstanding claims, and new contract negotiations. In addition, we experienced an approximately $0.9 million increase in G&A expenses in work countries related to estimating, bidding and initial staffing necessary to support the anticipated new work and the increased level of activity in Oman and Iraq. A $0.2 million increase in corporate G&A resulted from additional costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

       Operating loss decreased $4.8 million (98%) from $4.9 million in 2003 to $0.1 million in 2004, largely as a result of non-recurring contract variation costs that impaired the 2003 first quarter results, partially offset by increased G&A expenses.

       Other income/(expense) improved from $0.4 million of expense in the first quarter of 2003 to $0.4 million of income in the same quarter of 2004. The $0.7 million quarter-to-quarter improvement is attributable to Venezuela Bolivar currency devaluations. The improvement resulting from these foreign exchange gains/losses was partially offset by a $0.2 million gain related to the disposition of Venezuelan assets in 2003.

       We recognized a $0.1 million tax expense on a $0.1 million pre-tax loss for the first quarter of 2004. The $1.1 million tax expense increase in the first quarter of 2004 versus the same quarter of 2003 resulted primarily from accruing income taxes in those countries where taxes are calculated and paid based upon revenue versus pre-tax income. This is partially offset by income earned under foreign contracts which provide tax concessions that eliminate the payment of income taxes, and utilization of net operating loss carryforwards in the United States and Bolivia.


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL REQUIREMENTS

       Our primary requirements for capital are to acquire, upgrade and maintain equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where we perceive growth opportunities and finance the possible acquisition of new businesses and equity investments. We have met these capital requirements primarily from operating cash flows, a 2002 equity offering, borrowings under our credit facility and the March 2004 Convertible Notes offering.

WORKING CAPITAL

       Cash and cash equivalents increased $24.5 million (117%) to $45.4 million at March 31, 2004 from $20.9 million at December 31, 2003. The increase consists of $60.0 million from the sale of the Convertible Notes less the $14.0 million repayment of the outstanding balance on the June 2002 credit agreement and $4.9 million of debt issue cost related to the Convertible Notes and the 2004 Credit Facility. This increase was partially offset by $6.8 million used in operating activities, primarily due to increases in accounts receivable and contract cost and recognized income not yet billed, principally related to the increased North American and Middle East construction activities, and $11.4 million of investing activities related to the acquisition of equipment and spare parts, and the final costs to make the Opal Gas Plant fully operational.

       Working capital increased $36.7 million (40%) from increased cash of $24.5 million and receivables and unbilled revenue of $13.0 million. The majority of the receivable and unbilled revenue increase is related to increased construction activities.

       Stockholders' equity remained fairly constant during the three-month period ended March 31, 2004, changing less than 1%.

       We believe the anticipated increase in revenue, improvement in contract margins and a focus on reducing the working capital requirements internationally, will return the Company to positive cash flow from operations in 2004.

2.75% CONVERTIBLE SENIOR NOTES

       On March 12, 2004, the Company completed a primary offering of $60.0 million of 2.75% Convertible Senior Notes (the "Convertible Notes"). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10.0 million aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes total $70.0 million. Completion of the Convertible Notes offering enhances our competitive position in the market place and provides a better matching of the funding of capital assets with the revenue and cash flow streams they are generating.

       The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15th and September 15th, beginning on September 15, 2004. The Convertible Notes mature on March 15, 2024, unless the notes are purchased, redeemed or converted earlier. We may redeem the Convertible Notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require us to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019, or upon a change of control related event. On March 15, 2011 and upon a change in control event, we must pay the purchase price in cash. On March 15, 2014 and 2019, we have the option of purchasing the notes with common stock in lieu of cash or a combination of common stock and cash. The holders of the Convertible Notes may convert, under certain circumstances, the notes into shares of our common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $19.47 per share). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's Common Stock exceeds 120% of the then current conversion price, or $23.36 per share based on the initial conversion price. Upon conversion, we will have the right to deliver in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock. In the event of a default of $10.0 million or more on any credit agreement, including the 2004 Credit Facility, a corresponding event of default would result under the Convertible Notes. $14.0 million of the net proceeds of approximately $57.2 million from the March 2004 sale of Convertible Notes were used to repay all outstanding indebtedness under the $125.0 million June 2002 credit agreement. The remainder will be used for working capital and for general corporate purposes.

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

       As of March 31, 2004, the 2004 Credit Facility had no outstanding borrowings and $46.3 million in letters of credit outstanding. Under the borrowing base that is applicable to March 31, 2004 (based on January 31, 2004 financial statements), a total of $30.5 million was available for the issuance of letters of credit and cash borrowings. Cash borrowings were restricted to $26.6 million.

       As of May 2004, this borrowing base is expected to increase to approximately $98.1 million based on the March 31, 2004 financial statements. An additional $51.8 million would be available for letters of credit. Cash borrowings would be restricted to a maximum of $30.0 million. In addition to the increased letter of credit availability related to the expanded borrowing base, the available letter of credit capacity is expected to increase approximately $16 million in May because of reductions in letters of credit associated with the winding down of the Chad-Cameroon Pipeline project.

LIQUIDITY

       We believe that cash flows from operations, borrowing capacity under the 2004 Credit Facility and the net proceeds from the Convertible Notes offering will be sufficient to finance working capital and capital expenditures for ongoing operations at our present level of activity and will provide capacity for expected growth. Capital expenditures for equipment and spare parts for the remainder of 2004 are estimated at $20.1 million and $4.5 million, respectively. Also, we may be required to make additional payments during 2004 related to the Mt. West Group acquisition based on a net income earn-out provision of 25% covering the two-year period following the acquisition date. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively, there are not one or two events that, should they occur, could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political , Economic and Operational Risks" contained in Items 1 & 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

       Although payments may be delayed beyond their anticipated payment date, we do not anticipate any significant collection problems with our customers, including those in countries that may be experiencing economic and/or currency difficulties. Since our customers generally are major oil companies and government entities, and the terms for billing and collecting for work performed are generally established by contracts, we historically have a very low incidence of collectability problems.

CONTRACTUAL OBLIGATIONS

       As of March 31, 2004, we had $60.0 million of outstanding debt related to the Convertible Notes. An additional $10.0 million of Convertible Notes were sold as a result of the initial purchasers exercising purchase options in April 2004. All of the outstanding debt under the $125.0 million June 2002 credit agreement was repaid from the proceeds of the Convertible Notes offering .

       Other contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 31, 2003, did not materially change outside of payments made in the normal course of business.


NEW ACCOUNTING PRONOUNCEMENTS

       See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for a summary of recently issued accounting standards.



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

     o    political or social circumstances impeding the progress of our work;

     o    the timely award of one or more projects;

     o    cancellation of projects; o inclement weather;

     o project cost overruns, unforeseen schedule delays, and liquidated damages;

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

     o    changes in laws or regulations;

     o the risk factors listed in our annual report on Form 10-K for 2003 and in our other filings with the Securities and Exchange Commission from time to time;

     o    ability to manage insurable risk at an affordable cost; and

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



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2004 and 2003 or during the three-month periods then ended.

       The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2004 due to the generally short maturities of these items. At March 31, 2004, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

       Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At March 31, 2004, none of our indebtedness was subject to variable interest rates.



ITEM 4.    CONTROLS AND PROCEDURES

       Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2004, the disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

       No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings

     Not applicable


Item 2.      Changes in Securities and Use of Proceeds

     On March 12, 2004 and April 13, 2004 we issued $60.0 million and $10.0 million, respectively, of 2.75% Convertible Senior Notes due 2024 ("Notes") in a private placement to Bear, Stearns & Co. Inc., CIBC World Markets Corp. and Credit Lyonnais Securities (USA) Inc., as initial purchasers. The Notes were offered only to "qualified institutional buyers," in accordance with Rule 144A under the Securities Act of 1933. The initial purchasers' aggregate discount was $2,800,000. A portion of the net proceeds from the Notes was used to repay $14.0 million of outstanding indebtedness under our senior secured credit facility, and the remainder will be used to provide capital to support expansion of our current operations and to fund possible acquisitions of assets and businesses. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2004. The Notes will mature on March 15, 2024. However, we may redeem all or a portion of the notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued and unpaid interest. In addition, holders may require us to purchase all or part of the Notes at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on March 15, 2011, March 15, 2014 and March 15, 2019 or upon the occurrence of a fundamental change. On March 15, 2011, we must pay the purchase price in cash. On March 15, 2014 and March 15, 2019, we may pay the purchase price in cash, in shares of our common stock, or in any combination of cash and common stock.

     During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 51.3611 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $19.47 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. The Notes are general senior unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment to all our future subordinated indebtedness. The Notes are effectively subordinated to all of our existing and future secured senior indebtedness to the extent of the assets securing such indebtedness, and to the claims of all creditors of our subsidiaries.


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


         10.1 Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Credit Lyonnais New York Branch, as administrative agent, and CIBC Inc., as syndication agent.

         10.2 Indenture dated March 12, 2004, between us and JPMorgan Chase Bank,as trustee.

         10.3 Registration Rights Agreement dated March 12, 2004, among Bear Stearns & Co. Inc., CIBC World Markets Corp., Credit Lyonnais Securities (USA) Inc. and us.

         10.4 Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated as of January 1, 2004.

         10.5 Amendment Number 3 to Willbros Group, Inc. Director Stock Plan dated as of January 1, 2004.

         10.6 Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan.

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

    (b)       Reports on Form 8-K

                  Form 8-K dated March 4, 2004, filed on March 4, 2004, to report under Item 5 our press release dated March 4, 2004, announcing an offering of $60 million aggregate principal amount of our convertible senior notes due 2024.

                  Form 8-K dated March 5, 2004, filed on March 5, 2004, to report under Item 5 our press release dated March 5, 2004, announcing the pricing of our offering of $60 million aggregate principal amount of our convertible senior notes due 2024.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                WILLBROS GROUP, INC.



Date: May 7, 2004               By:         /s/ Warren L. Williams
                                     -----------------------------------
                                              Warren L. Williams
                                Senior Vice President, Chief Financial Officer
                                                 and Treasurer
                                       (Principal Financial Officer and
                                         Principal Accounting Officer)

                                  EXHIBIT INDEX


       The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.



       Exhibit
        Number                            Description
      ----------  --------------------------------------------------------------

         10.1 Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Credit Lyonnais New York Branch, as administrative agent, and CIBC Inc., as syndication agent.

         10.2 Indenture dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee.

         10.3 Registration Rights Agreement dated March 12, 2004, among Bear Stearns & Co. Inc., CIBC World Markets Corp., Credit Lyonnais Securities (USA) Inc. and us.

         10.4 Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated as of January 1, 2004.

         10.5 Amendment Number 3 to Willbros Group, Inc. Director Stock Plan dated as of January 1, 2004.

         10.6 Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan.

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.