Form 10-Q
period 2004-06-30
WILLBROS GROUP INC
filed 2004-08-09
CIK 895450

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM__________TO_________

                         COMMISSION FILE NUMBER 1-11953

                              WILLBROS GROUP, INC.
             (Exact name of registrant as specified in its charter)

        REPUBLIC OF PANAMA                              98-0160660
  (Jurisdiction of incorporation)        (I.R.S. Employer Identification Number)

                               PLAZA 2000 BUILDING
                             50TH STREET, 8TH FLOOR
                               APARTADO 0816-01098
                           PANAMA, REPUBLIC OF PANAMA
                          TELEPHONE NO.: (507) 213-0947
          (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

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

      The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of August 2, 2004 was 21,119,798.

================================================================================

                              WILLBROS GROUP, INC.
                                    FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2004

                                                                                                              Page
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets for June 30, 2004 (unaudited) and
                  December 31, 2003                                                                               3

              Condensed Consolidated Statements of Operations (unaudited) for the three
                  month and six month periods ended June 30, 2004 and 2003                                        4

              Condensed Consolidated Statement of Stockholders' Equity and Comprehensive
                          Income (unaudited) for the six months ended June 30, 2004                               5

              Condensed Consolidated Statements of Cash Flows (unaudited) for the six
                  months ended June 30, 2004 and 2003                                                             6

              Notes to Condensed Consolidated Financial Statements                                                7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                              14

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                         24

     Item 4 - Controls and Procedures                                                                            24

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                                  24

     Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                   24

     Item 3 - Defaults upon Senior Securities                                                                    25

     Item 4 - Submission of Matters to a Vote of Security Holders                                                25

     Item 5 - Other Information                                                                                  26

     Item 6 - Exhibits and Reports on Form 8-K                                                                   26

SIGNATURE                                                                                                        27

EXHIBIT INDEX                                                                                                    28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                        2004               2003
                                                                                     ------------      ------------
                                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
      Cash and cash equivalents..................................................    $     46,528      $     20,969
      Accounts receivable, net...................................................         128,169           101,654
      Contract cost and recognized income not yet billed.........................          32,579            40,109
      Prepaid expenses...........................................................          19,848            11,531
                                                                                     ------------      ------------

            Total current assets.................................................         227,124           174,263

Spare parts, net.................................................................           5,666             6,363
Property, plant and equipment, net...............................................         103,756            95,528
Investments in joint ventures....................................................           6,305            14,086
Goodwill.........................................................................           9,234             9,360
Other assets.....................................................................          14,442            11,822
                                                                                     ------------      ------------

            Total assets.........................................................    $    366,527      $    311,422
                                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long-term debt........................    $      1,207      $      1,315
      Accounts payable and accrued liabilities...................................          71,445            75,377
      Contract billings in excess of cost and recognized income..................           3,530             7,205
      Accrued income taxes.......................................................           4,251                 -
                                                                                     ------------      ------------

            Total current liabilities............................................          80,433            83,897

2.75% Convertible senior notes...................................................          70,000                 -
Long-term debt...................................................................           2,881            17,007
Other liabilities................................................................             853               237
                                                                                     ------------      ------------

            Total liabilities....................................................         154,167           101,141

Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued.................................               -                 -
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 21,162,609 shares issued at June 30, 2004
        (20,748,498 at December 31, 2003)........................................           1,058             1,037
      Capital in excess of par value.............................................         156,840           152,630
      Retained earnings..........................................................          57,016            57,741
      Treasury stock at cost, 46,196 shares......................................            (345)             (345)
      Deferred compensation......................................................          (1,691)                -
      Notes receivable for stock purchases.......................................            (890)           (1,240)
      Accumulated other comprehensive income.....................................             372               458
                                                                                     ------------      ------------
            Total stockholders' equity...........................................         212,360           210,281
                                                                                     ------------      ------------
            Total liabilities and stockholders' equity...........................    $    366,527      $    311,422
                                                                                     ============      ============

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS                             SIX MONTHS
                                                                   ENDED JUNE 30,                          ENDED JUNE 30,
                                                          --------------------------------        --------------------------------
                                                             2004                2003                 2004                2003
                                                          ------------        ------------        ------------        ------------
Contract revenue.....................................     $    116,003        $    122,864        $    218,341        $    221,800

Operating expenses:
      Contract.......................................           95,928             106,185             182,632             195,324
      Depreciation and amortization..................            5,759               5,524              11,074              11,192
      General and administrative.....................           11,216               8,645              21,618              17,625
                                                          ------------        ------------        ------------        ------------

                                                               112,903             120,354             215,324             224,141
                                                          ------------        ------------        ------------        ------------

            Operating income (loss)..................            3,100               2,510               3,017              (2,341)

Other income (expense):
      Interest - net.................................             (842)               (387)             (1,228)               (786)
      Other - net....................................              160                  66                 522                (288)
                                                          ------------        ------------        ------------        ------------

                                                                  (682)               (321)               (706)             (1,074)
                                                          ------------        ------------        ------------        ------------
            Income (loss) before income
            taxes....................................            2,418               2,189               2,311              (3,415)

Provision (benefit) for income taxes.................            2,911              (1,936)              3,036              (2,967)
                                                          ------------        ------------        ------------        ------------

            Net income (loss)........................     $       (493)       $      4,125        $       (725)       $       (448)
                                                          ============        ============        ============        ============

Earnings (loss) per common share:
      Basic..........................................     $       (.02)       $        .20        $       (.03)       $       (.02)
                                                          ============        ============        ============        ============

      Diluted........................................     $       (.02)       $        .20        $       (.03)       $       (.02)
                                                          ============        ============        ============        ============

Weighted average number of common shares outstanding:
      Basic..........................................       20,887,493          20,654,760          20,814,398          20,633,959
                                                          ============        ============        ============        ============

      Diluted........................................       20,887,493          20,844,918          20,814,398          20,633,959
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

                                                                                                             ACCUMULATED
                                                                                                  NOTES         OTHER
                                                    CAPITAL                                     RECEIVABLE      COMPRE-     TOTAL
                                COMMON STOCK       IN EXCESS                         DEFERRED      FOR         HENSIVE     STOCK-
                            ---------------------    OF PAR    RETAINED   TREASURY    COMPEN-      STOCK        INCOME     HOLDERS'
                            SHARES      PAR VALUE    VALUE     EARNINGS     STOCK     SATION     PURCHASES      (LOSS)      EQUITY
                           ----------   ---------  ---------   --------   --------   --------   ----------   -----------   --------
Balance,
  January 1, 2004          20,748,498   $   1,037  $ 152,630   $ 57,741   $   (345)  $      -   $   (1,240)  $       458   $210,281
  Comprehensive
   Loss:
     Net loss                       -           -          -       (725)         -          -            -             -       (725)

     Foreign currency
     translation
     adjustment                     -           -          -          -          -          -            -           (86)       (86)
                                                                                                                           --------
     Total
     comprehensive
     loss                                                                                                                      (811)

Collection of notes
   receivable for
   stock purchases                  -           -          -          -          -          -          350             -        350

Restricted stock
   awards                     162,500           8       2004          -          -     (2,012)           -             -          -

Amortization of
  deferred compensation             -           -          -          -          -        321            -             -        321

Issuance of common
  stock under
  employee
  benefit plan                  8,340           -        114          -          -          -            -             -        114

Exercise of stock
  options                     243,271          13      2,092          -          -          -            -             -      2,105
                           ----------   ---------  ---------   --------   --------   --------   ----------   -----------   --------

Balance,
  June 30, 2004            21,162,609   $   1,058  $ 156,840   $ 57,016   $   (345)  $ (1,691)  $     (890)  $       372   $212,360
                           ==========   =========  =========   ========   ========   ========   ==========   ===========   ========

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                     ------------------------------
                                                                                          2004             2003
                                                                                     ------------      ------------
Cash flows from operating activities:
      Net loss...................................................................    $       (725)     $       (448)
      Reconciliation of net loss to net cash
        used in operating activities:
          Depreciation and amortization..........................................          11,074            11,192
          Change in equity in joint ventures, net................................           7,781            (1,008)
          Deferred income tax expense (benefit)..................................           2,403            (1,540)
          Amortization of debt issue cost........................................             959               773
          Amortization of deferred compensation..................................             321                 -
          Loss (gain) on disposal of property, plant and equipment...............            (138)             (241)
          Changes in operating assets and liabilities:
              Accounts receivable................................................         (26,258)           27,728
              Contract cost and recognized income not yet billed.................           7,530           (20,034)
              Prepaid expenses and other assets..................................          (8,435)           (5,468)
              Accounts payable and accrued liabilities...........................          (4,444)              776
              Contract billings in excess of cost and recognized income..........          (3,675)           (4,793)
              Accrued income taxes...............................................           4,227            (8,636)
              Other liabilities..................................................             701                 -
                                                                                     ------------      ------------
                   Cash used in operating activities.............................          (8,679)           (2,814)
Cash flows from investing activities:
      Proceeds from sales of property, plant and equipment.......................             292               714
      Purchase of property, plant and equipment..................................         (16,169)          (11,047)
      Purchase of spare parts....................................................          (2,650)           (2,955)
                                                                                     ------------      ------------
                   Cash used in investing activities.............................         (18,527)          (13,288)
Cash flows from financing activities:
      Proceeds from issuance of 2.75% convertible senior notes...................          70,000                 -
      Proceeds from issuance of common stock.....................................           2,219               644
      Proceeds from notes payable................................................             535             1,901
      Collection of notes for stock purchases....................................             350                 -
      Repayment of long-term debt................................................         (14,000)                -
      Costs of debt issues.......................................................          (5,423)                -
      Repayment of notes payable.................................................            (764)           (1,882)
                                                                                     ------------      ------------
                   Cash provided by financing activities.........................          52,917               663
Effect of exchange rate changes on cash and cash equivalents.....................            (152)              114
                                                                                     ------------      ------------
Cash provided by (used in) all activities........................................          25,559           (15,325)
Cash and cash equivalents, beginning of period...................................          20,969            49,457
                                                                                     ------------      ------------
Cash and cash equivalents, end of period.........................................    $     46,528      $     34,132
                                                                                     ============      ============
Cash payments made during the period:
      Income taxes...............................................................    $      2,316      $      7,139
      Interest...................................................................    $        500      $        171

     See accompanying notes to condensed consolidated financial statements.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows of the Company for all interim periods presented.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations and cash flows for the six-month period ended June 30, 2004 are not necessarily indicative of the operating results to be achieved for the full year.

      Certain reclassifications have been made to the 2003 balances in order to conform to 2004 presentations.

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

      If compensation cost for the Company's stock compensation plans had been determined using the fair value method in SFAS No. 123 and SFAS 148, the Company's net loss and loss per share for the three- month and six-month period ended June 30, 2004 and 2003 would have been as shown in the pro forma amounts below:

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

2.    STOCK-BASED COMPENSATION (CONTINUED)

                                                  THREE MONTHS                                SIX MONTHS
                                                 ENDED JUNE 30,                              ENDED JUNE 30,
                                      ------------------------------------       ------------------------------------
                                          2004                  2003                  2004                  2003
                                      --------------        --------------       --------------        --------------
Net income (loss) as reported...      $         (493)       $        4,125       $         (725)       $         (448)

Add stock-based employee
  compensation included in net
  income, after tax.............                 160                     -                  321                     -

Less stock-based employee
  compensation determined under
  fair value method, after tax                  (243)                 (263)                (446)                 (520)
                                      --------------        --------------       --------------        --------------

Pro forma net income (loss).....      $         (576)       $        3,862       $         (850)       $         (968)
                                      ==============        ==============       ==============        ==============

Income (loss) per share:
  Basic, as reported............      $         (.02)       $         0.20       $         (.03)       $        (0.02)
                                      ==============        ==============       ==============        ==============
  Basic, pro forma..............      $         (.03)       $         0.19       $         (.04)       $        (0.05)
                                      ==============        ==============       ==============        ==============
  Diluted, as reported..........      $         (.02)       $         0.20       $         (.03)       $        (0.02)
                                      ==============        ==============       ==============        ==============
  Diluted, pro forma............      $         (.03)       $         0.19       $         (.04)       $        (0.05)
                                      ==============        ==============       ==============        ==============

3.    NEW ACCOUNTING PRONOUNCEMENTS

      During 2003 the Financial Accounting Standards Board ("FASB") issued the following statement of Financial Accounting Standards which were reviewed by the Company to determine the potential impact on the financial statements upon adoption.

      Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46") and its amendment entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R") were first issued by the FASB in January 2003 and revised in December 2003. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

4.    FOREIGN EXCHANGE RISK

      The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2004 or June 30, 2003, or during the six-month periods then ended.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

5.    INCOME TAXES

      During the quarter ended June 30, 2004, the Company recorded net income taxes of $2,911 on income before income taxes of $2,418, resulting in an effective income tax rate in excess of 100% for the period. During the quarter ended June 30, 2003, the Company recorded a net income tax benefit of $1,936 on income before income taxes of $2,189, resulting in an effective income tax rate of approximately (88)% for the period. These effective rates differ from the United States statutory federal income tax rate of 34% primarily as a result of income taxes in certain countries being based on deemed profit rather than taxable income, losses in one country cannot be used to offset taxable income in another country, and some income is earned under foreign contracts which provide tax concessions that eliminate the payment of income tax.

6.    2.75% CONVERTIBLE SENIOR NOTES

      On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the "Convertible Notes"). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes total $70,000. The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15, beginning on September 15, 2004. The Convertible Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the Convertible Notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require the Company to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 and upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the Convertible Notes may convert, under certain circumstances, the notes into shares of the Company's common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's Common Stock exceeds 120% of the then current conversion price, or $23.36 per share based on the initial conversion price. Debt issue costs of $2,976, net of accumulated amortization of $142, associated with the Convertible Notes are included in other assets at June 30, 2004 and are being amortized over the seven-year period ending March 2011. In the event of a default of $10,000 or more on any credit agreement, including the 2004 Credit Facility, a corresponding event of default would result under the Convertible Notes.

7.    2004 CREDIT FACILITY

      On March 12, 2004, the existing June 2002 credit agreement was amended and restated (the "2004 Credit Facility"). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly ranging from 0.375% to 0.625%. The 2004 Credit Facility is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, restricts the payment of

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

7.    2004 CREDIT FACILITY (CONTINUED)

cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $2,918, net of accumulated amortization of $486, associated with the 2004 Credit Facility are included in other assets at June 30, 2004 and are being amortized over a 24-month period ending March 2006.

      For the quarter ended June 30, 2004, due to the Company's operating results and EBITDA levels, an Amendment and Waiver Agreement (the "Agreement") was obtained from the syndicated bank group to waive non-compliance with a financial covenant to the credit agreement at June 30, 2004 and to amend certain financial covenants. The Agreement provides for an amendment of certain quarterly financial covenants and the multiple of EBITDA calculation with respect to the borrowing base determination through June 30, 2005. In the future, an acceleration of debt under the 2004 Credit Facility could occur if the credit agreement's covenants are not met and the Company is not successful in obtaining waivers of compliance at that time.

8.    EARNINGS PER SHARE

      Basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2004 and 2003, are computed as follows:

                                                      THREE MONTHS                             SIX MONTHS
                                                     ENDED JUNE 30,                           ENDED JUNE 30,
                                          ----------------------------------       ----------------------------------
                                               2004                 2003                2004                 2003
                                          --------------        ------------       --------------        ------------
Net income (loss) applicable to
  common shares....................       $         (493)       $      4,125       $         (725)       $       (448)
                                          ==============        ============       ==============        ============

Weighted average number of
  common shares outstanding
  for basic earnings per share.....           20,887,493          20,654,760           20,814,398          20,633,959

Effect of dilutive potential common
  shares from stock options........                    -             190,158                    -                   -
                                          --------------        ------------       --------------        ------------

Weighted average number of
  common shares outstanding
  for diluted earnings per share...           20,887,493          20,844,918           20,814,398          20,633,959
                                          ==============        ============       ==============        ============

Earnings per common share:
  Basic............................       $         (.02)       $        .20       $         (.03)       $       (.02)
                                          ==============        ============       ==============        ============
  Diluted..........................       $         (.02)       $        .20       $         (.03)       $       (.02)
                                          ==============        ============       ==============        ============

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

8.    EARNINGS PER SHARE (CONTINUED)

      At June 30, 2004, there were 1,200,128 potential common shares (710,225 at June 30, 2003) excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

      The Emerging Issues Task Force ("EITF"), in its abstract for Issue No. 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings per Share", reached a tentative conclusion that contingently convertible debt instruments should be included in diluted earnings per share computation (if dilutive), regardless of whether the market price trigger has been met. The Company's $70,000 of Convertible Notes qualify as contingently convertible debt under EITF 04-08.

      If consensus is reached, the EITF No. 04-08 would become effective in the fourth quarter of 2004 and prior period amounts presented for comparative purposes would be restated to conform to this conclusion.

9.    INFORMATION ON BUSINESS SEGMENTS

      Beginning in the second quarter of 2004, the Company restructured its business into two operating segments: Engineering and Construction, and Facilities Development and Operations. This organization reflects the way management now assesses the performance of the businesses and makes decisions about allocating resources. Formerly, the Company reported in one operating segment offering three integrated services, engineering, construction, and specialty.

      All prior period segment results have been restated to reflect this change.

      Facilities Development and Operations segment will consist of the development, ownership and operation of assets such as the Opal Gas Plant. It will also include the four fueling facilities constructed and operated for the Defense Energy Supply Corporation, an agency of the U.S. government, and the Lake Maracaibo water injection program in Venezuela, operated and maintained by a consortium in which we hold a 10% equity interest, for PDVSA Gas.

      Engineering and Construction segment will consist of construction of pipelines, stations and other facilities, engineering, procurement, project management, and other oilfield services including maintenance, transportation, dredging, and coating. Specialty services revenue, with the exception of the fueling facilities and the Venezuela water injection activities, will be included in the Engineering and Construction segment.

      Revenue, contract income (contract revenue less contract costs) and total assets by operating segment on a comparable basis for the three-month and six-month periods ended June 30, 2004 and 2003, are as follows:

                                                               THREE MONTHS                    SIX MONTHS
                                                               ENDED JUNE 30,                 ENDED JUNE 30,
                                                           -----------------------       -----------------------
                                                             2004           2003           2004           2003
                                                           --------       --------       --------       --------
Revenue:
Engineering and construction........................       $108,654       $121,895       $210,091       $219,318
   Facilities development and operations ...........          7,349            969          8,250          2,482
                                                           --------       --------       --------       --------
                                                           $116,003       $122,864       $218,341       $221,800
                                                           ========       ========       ========       ========

Reconciliation of segment income to
   income (loss) before income taxes:
     Contract income by operating segment:
       Engineering and construction.................       $ 17,852       $ 16,008       $ 32,700       $ 24,775
       Facilities development and operations .......          2,223            671          3,009          1,701
                                                           --------       --------       --------       --------
           Contract income..........................         20,075         16,679         35,709         26,476

                               WILLBROS GROUP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

9.    INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

     Other operating costs and expenses:
       Depreciation and amortization....       $  5,759        $  5,524        $ 11,074        $ 11,192
       General and administrative.......         11,216           8,645          21,618          17,625
                                               --------        --------        --------        --------
           Operating income (loss)......          3,100           2,510           3,017          (2,341)
     Other income (expense).............           (682)           (321)           (706)         (1,074)
                                               --------        --------        --------        --------
Income (loss) before income taxes.......       $  2,418        $  2,189        $  2,311        $ (3,415)
                                               ========        ========        ========        ========

                                            JUNE 30, 2004                  DECEMBER 31, 2003
                                            -------------                  -----------------
Total assets:
  Engineering and construction............     $270,519                        $248,975
  Facilities Development and operations...       26,647                          23,338
  General corporate.......................       69,361                          39,109
                                               --------                        --------
                                               $366,527                        $311,422
                                               ========                        ========

10.   CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

      The Company provides engineering and construction services to the oil, gas and power industries, and develops, owns and operates assets developed under "Build, Own and Operate" contracts. The Company's principal markets are currently Africa, the Middle East, South America and North America. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements.

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

      Certain post-contract completion audits and reviews are being conducted by clients and/or government entities. While there can be no assurance that claims will not be received as a result of such audits and reviews, management does not believe a legitimate basis for any material claims exists. At the present time it

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

10.   CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONTINUED)

is not possible for management to estimate the likelihood of such claims being asserted or, if asserted, the amount or nature thereof.

      In connection with the Company's 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowing with two banks. The guarantee reduces as borrowings are repaid. The commitment as of June 30, 2004 totals approximately $3,606, which is the maximum amount of future payments the Company could be required to make.

      From time to time the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company's customers may require the Company to provide letters of credit or insurance bonds with regard to the Company's performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2004, the Company had approximately $33,835 of letters of credit and $48,202 of insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of June 30, 2004, related to these commitments.

      The Company is a party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements for the three-month interim periods ended June 30, 2004 and 2003, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

      We derive our revenue from providing engineering and construction services and developing and operating facilities for the oil, gas and power industries and government entities worldwide. In 2004, our revenue was primarily generated from operations in Canada, Iraq, Nigeria, Oman, the United States, and Venezuela. We obtain contracts for our work mainly by competitive bidding or through negotiations with long-standing clients. Contracts have durations from a few weeks to several months or in some cases more than a year.

      We believe the fundamentals supporting the demand for engineering and construction services for the oil, gas and power industries indicate the market for our services will be strong in the mid to long-term. This is evidenced by a new record backlog of $415,349 at the end of the second quarter that is $7,749 greater than our previous record achieved on December 31, 2001. We are also encouraged by many positive developments in the markets that we serve. In addition to increased bid activity in several of our markets, we are optimistic about new oil and gas production developments in both Canada and Mexico, both of which are attractive markets for our engineering and construction services. Additionally, Libya represents a promising new market as many of our long-time clients pursue development opportunities with this major energy producing country.

      The move towards Liquefied Natural Gas ("LNG") is also expected to bring more opportunities to Willbros, both in North America and in the producing/exporting countries. The recently awarded Eastern Gas Gathering System ("EGGS") Project in Nigeria provides confirmation of the potential new business surrounding the movement towards LNG. The EGGS project, with an estimated contract value in excess of $225,000, is to build an 83-kilometer pipeline to supply gas to the Nigeria Liquefied Natural Gas terminal on Bonny Island. For additional information, see the related discussion under "Significant Business Developments."

      We are expecting to commence significant additional work in West Africa and Nigeria later this year and expect that market to remain strong through 2006. In addition to the EGGS contract, we have recently been awarded several smaller contracts in Nigeria primarily for concrete weight coating of pipe for new pipelines. Expanded concrete weight coating and new offshore fabrication services are two service capabilities that are expected to provide additional revenue as the Nigerian government continues to push for more Nigeria content in construction projects.

      We now expect the demand in North America for our services to improve in early 2005. The engineering market in North America is becoming more active. We are currently performing engineering and project management services in the early stages of two projects which could result in contract awards that exceed $500,000. We are further encouraged by the recent award of the Trunkline Gas Company EPC contract for expansion of the interconnections to their regasification facility near Lake Charles, Louisiana. This is our first United States EPC contract since October 2001 and we believe it to be tangible evidence of the improving North America market. Other new assignments have been smaller, but they have the earmarks of preliminary work associated with larger assignments. Additionally, we are involved in numerous discussions and contract negotiations regarding pipeline and station construction projects in North America. The nature of these recent discussions and the increase in engineering assignments support our belief that we will see an increase in activity in North America early in 2005.

      In late March 2004, the Opal Gas Plant began commercial operation. Its financial performance in the current quarter was below expectations due to lower volumes of gas being processed and refinements to its operations as it came on line. This new facility adds a new source of long-term revenue to complement our revenue stream from our project work. During the second quarter of 2004, the daily inlet volume averaged just over 261,000 thousand cubic feet ("MCF") of gas per day. Natural gas liquid ("NGL") production for this same period averaged 262,000 gallons per day at an average price of $0.594 per gallon. We receive approximately 38.8% of the NGL production. Our gross margin was 22.6% for the quarter. Looking forward, we expect to see improvement in both throughput and margins such that by the end of 2004, it will be operating within the parameters on which it was modeled. For additional information, see the related discussion under "Significant Business Developments."

      Concurrent with the commercial start-up of the Opal Gas Plant, we have elected to restructure our business into two operating segments: Engineering and Construction ("E&C"), and Facilities Development and Operations ("Facilities"). We believe this organization more accurately reflects the way our management now assesses the performance of our businesses and makes decisions about allocating resources. Formerly, we reported in one operating segment offering three integrated services, construction, engineering and specialty services. For additional information, see the related discussion under "Significant Business Developments."

      For the quarter ended June 30, 2004, we had a net loss of $493 or $0.02 per share on revenue of $116,003. This compares to revenue of $122,864 in the same quarter in 2003, when we reported net income of $4,125 or $0.20 per share. Revenue and earnings per share for the second quarter of 2004 were positively impacted by the final resolution of our outstanding contract variations in Latin America by $6,307 and $0.23 per share, respectively.

      Revenue of $116,003 for the second quarter of 2004 represents a 5.6% decrease over revenue for the second quarter of 2003. In the second quarter of this year, revenue increased $27,744 in the Middle East primarily as a result of our contract in Iraq. This increase was more than offset by the reduction in revenue in West Africa of $42,272. The decrease in West Africa revenue was the result of the completion of the Chad-Cameroon Pipeline project in mid-2003 and delays in new project awards related to reduced Nigerian government budget allocations and work stoppages due to community disturbances in Nigeria. In Latin America, revenue was up $1,957 as a result of the above-mentioned settlement offset by lower revenue in Venezuela as work on a significant project nears completion. In North America, revenue was virtually flat in 2004 as compared to the same period a year ago.

      Overall contract income and margin in the second quarter of 2004 of $20,075 and 17.3% compares favorably to contract income and margin in the second quarter of 2003 of $16,679 and 13.6%. However, 2004 contract income and margin were positively impacted as a result of the settlement of the contract variations mentioned previously by $6,307 and 4.7%, respectively.

      General & Administrative ("G&A") expenses increased $2,571 from $8,645 in the second quarter of 2003 to $11,216 in the second quarter of 2004. We continued to experience a high level of G&A expenses relative to our revenue levels due to costs associated with negotiations and settlement on outstanding contract variations, negotiating, bidding and estimating new work, initial staffing to support the anticipated major project awards, and increased levels of activity in Oman and Iraq.

      In the current quarter, we recognized $2,911 in income tax expense on $2,418 of pre-tax income. Income tax expense on the settlement of the Latin America contract variation accounted for $2,401 of the total income tax expense for the second quarter of 2004. The balance of the income tax provision is the result of accruing income taxes in those countries where taxes are calculated and paid based upon revenue versus pre-tax income. This is partially offset by income earned under foreign contracts which provide tax concessions that eliminate the payment of income taxes and the utilization of net operating loss carryforwards in Venezuela.

      Recently, we completed two financing transactions which we believe improved our liquidity and, combined with cash flows from operations, will be sufficient to finance our working capital and capital expenditure requirements for forecasted operations. In March and April 2004, $70,000 of 2.75% Convertible Notes were sold and our credit facility was amended and expanded. (For additional information, see the related discussions under "Liquidity and Capital Resources") We believe this new capital structure positions us to take on a substantial amount of additional new work and provides a better matching of our capital asset investment with the long-term revenue and cash flows to be generated from capital assets in our Facilities segment. Willbros remains in a strong financial position. We believe these financing transactions provide the

Company with the funds to grow as we move into a period of improving markets during this strengthening business cycle.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In our report on Form 10-K for the year ended December 31, 2003, we identified and disclosed three critical accounting policies: (a) Revenue
Recognition: Percentage-of-Completion Method; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the six-month period ended June 30, 2004.

SIGNIFICANT BUSINESS DEVELOPMENTS

OPAL GAS PLANT

      In late March 2004, we commenced commercial production from our newly constructed Opal Gas Plant, located near Opal, Wyoming. In 2003, we completed agreements with Williams Gas Processing Company ("Williams") that allowed us to design and construct our Opal Gas Plant. The plant is designed to process approximately 350,000 MCF per day of natural gas, producing 294,000 to 462,000 gallons per day of natural gas liquids at various operating conditions. We receive a $0.0175 per MCF processing fee under a 10-year contract through March 2014, and net approximately 38.8% of the liquids sales after payment to Williams for the contracted operations of the Opal Gas Plant.

NEW OPERATING SEGMENT

      Beginning in the second quarter of 2004, we restructured our business into two operating segments. The Facilities Development and Operations segment will consist of the development, ownership and operation of assets such as the Opal Gas Plant. It will also include the four fueling facilities constructed and operated for the Defense Energy Supply Corporation, an agency of the U.S. government, and the Lake Maracaibo water injection program in Venezuela, operated and maintained by a consortium in which we hold a 10% equity interest, for PDVSA Gas.

      The Engineering and Construction segment provides construction of pipelines, stations and other facilities, engineering, procurement, project management, and other oilfield services including maintenance, transportation, dredging, and coating. Specialty services revenue, with the exception of the fueling facilities and the Venezuela water injection activities, will be included in the Engineering and Construction segment.

NIGERIA EASTERN GAS GATHERING SYSTEM ("EGGS") PROJECT

      At the end of the second quarter of 2004, Willbros Nigeria Ltd., with operations based in Port Harcourt, Nigeria, was awarded an EPC contract for a new gas transmission pipeline for Shell Petroleum Development Company. The 40-inch diameter, high pressure natural gas pipeline will be routed between the Soku gas plant and the Nigeria Liquefied Natural Gas terminal on Bonny Island in Nigeria, a distance of approximately 83 kilometers. The pipeline is part of the EGGS Project, and the contract is valued at approximately $225,000. Engineering and procurement activities are planned to commence in the third quarter of 2004, with the project moving to the field for construction in late 2004 or early 2005. Completion is scheduled for the fourth quarter of 2005.

OTHER FINANCIAL MEASURES

EBITDA

      We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for the six-month period ended June 30, 2004 was $14,613 as compared to $8,563 for the same period in 2003. The $6,050 (70.7%) increase in EBITDA is primarily the result of favorable year-to-year contract variations partially offset by higher G&A costs and reduced E&C margins.

      A reconciliation of EBITDA to GAAP financial information follows:

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------
                                                                        2004             2003
                                                                     ---------         ---------
Net loss                                                             $    (725)        $   (448)
Interest expense, net                                                    1,228              786
Provision (benefit) for income taxes                                     3,036           (2,967)
Depreciation and amortization                                           11,074           11,192
                                                                     ---------         --------

EBITDA                                                               $  14,613         $  8,563
                                                                     =========         ========

BACKLOG

      We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. Backlog as of June 30, 2004 was $415,349 with an estimated embedded margin of 24.6% compared to $224,712 at December 31, 2003 with an estimated embedded margin of 29.6%. The $190,637 increase in backlog as compared to the end of 2003 is primarily the result of the $326,900 of contract awards in the second quarter of which the EGGS project is the most significant. Included in the backlog total at June 30 is $21,497 of gas processing fee revenue with an estimated embedded margin of 100%. The gas processing revenue is associated with the 10-year gas processing contract for our Opal Gas Plant. If backlog amounts were reduced by eliminating the effects of the Opal gas processing contract, the adjusted estimated embedded margin would be 20.5% and 22.0% as of June 30, 2004 and December 31, 2003, respectively. An estimated $110,000 (26.0%) of the current backlog is scheduled to be worked off during the remainder of 2004.

RESULTS OF OPERATIONS

      During the second quarter of 2004, Willbros changed the way the business is managed by establishing two separate operating segments: (1) Engineering & Construction ("E&C"), and (2) Facilities Development and Operations ("Facilities"). Facilities is comprised of the recently constructed Opal Gas Plant, fuel depot facilities and a 10% equity interest in a Venezuela joint venture to provide water injection services. The bulk of the Company's activity continues to be focused in the E&C segment. Specialty services revenue, with the exception of the fueling facilities and the Venezuela water injection activities, will be included in the E&C segment.

      Our E&C contract revenue and contract costs are primarily related to the timing and location of development projects in the oil, gas and power industries worldwide. Contract revenue and cost variations by country from year-to-year are the result of (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of activity in our services.

      Facilities revenue is heavily concentrated in the operations of our Opal Gas Plant. Revenues and contract income are dependent on the volume of gas furnished to the plant and the relative price differential between equivalent heating value contained in natural gas and natural gas liquids ("NGL"). During the second quarter of 2004, the gas plant averaged slightly over 261,000 MCF of processed gas per day and produced an average of 262,000 gallons of NGLs per day. We receive approximately 38.8% of the NGL production. The processed volumes represent approximately 75% of the 350,000 MCF per day design capacity.

THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

CONTRACT REVENUE

      Contract revenue decreased $6,861 (5.6%) to $116,003 in the second quarter of 2004 as detailed in the table below:

                                              CONTRACT REVENUE - THREE MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------
                                                                         INCREASE         PERCENT
                                         2004            2003           (DECREASE)         CHANGE
                                     ------------     -----------       ------------      -------
E & C                                $    108,654     $   121,895       $    (13,241)       (10.9%)
Facilities                                  7,349             969              6,380        658.4%
                                     ------------     -----------       ------------      -------
Total Contract Revenue               $    116,003     $   122,864       $     (6,861)        (5.6%)
                                     ============     ===========       =============     =======

      The second quarter 2004 E&C revenue decreased $13,241 after giving effect to the recent contract variation settlement related to work on the Bolivia Transierra Pipeline project that resulted in additional revenue of $6,307. Excluding this settlement, E&C revenue decreased $19,548 (15.9%) quarter-to-quarter primarily as a result of a $47,174 decrease in construction revenue related to project delays and temporary suspension of projects in Nigeria, the completion of the large Chad-Cameroon Pipeline project in 2003 and reduced activity on the Venezuelan Ameriven Terminal project (as compared to the second quarter of 2003). These decreases in E&C revenue were partially offset by $27,744 of additional revenue from increased activity in the Middle East.

      Opal Gas Plant revenue of $6,390 represents 87.0% of the second quarter of 2004 Facilities segment revenue. The second quarter of 2004 was the first full quarter of commercial production following its late March 2004 start-up.

CONTRACT INCOME

      Contract income increased $3,396 (20.4%) to $20,075 in the second quarter of 2004 as detailed in the table below:

                                             CONTRACT INCOME - THREE MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------
                                                                         INCREASE         PERCENT
                                         2004            2003           (DECREASE)        CHANGE
                                     ------------     -----------       ------------      -------
E & C                                $     17,852     $    16,008       $      1,844          11.5%
Facilities                                  2,223             671              1,552         231.3%
                                     ------------     -----------       ------------       -------
Contract Income                      $     20,075     $    16,679       $      3,396          20.4%
                                     ============     ===========       ============       =======

      E&C contract income increased $1,844 (11.5%) to $17,852 in the second quarter of 2004 as compared to $16,008 in the same period in the prior year. Second quarter 2004 margins increased to 16.4% from 13.1% in the same period of the prior year. If the favorable effects of the $6,307 Bolivia Transierra Pipeline contract settlement were excluded, a contract income decrease of $4,463 (27.9%) and margin reduction of 1.9% would have occurred in the second quarter of 2004.

      Facilities contract income increased $1,552 (231.3%) to $2,223 in the second quarter of 2004 as compared to $671 in the same period in the prior year. Opal's 22.6% contract income margin lowered the overall margin to 30.2% in the second quarter of 2004 versus 69.2% in the same period in the prior year.

OTHER OPERATING ITEMS

      Depreciation and amortization increased by $235 (4.3%) because of depreciation recorded on the Opal Gas Plant.

       G&A expenses increased from $8,645 in the second quarter of 2003 to $11,216 in the second quarter of this year, an increase of $2,571 (22.9%). We continued to experience a high level of G&A expenses relative to our revenue levels due to costs associated with negotiations and settlement on outstanding contract variations, negotiating, bidding and estimating new work, initial staffing to support the anticipated major project awards, and increased levels of activity in Oman and Iraq.

      Operating income increased $590 (23.5%) from $2,510 in 2003 to $3,100 in 2004. The improvement was primarily the result of the second quarter Bolivia Transierra Pipeline settlement partially offset by higher G&A costs and reduced E&C margins on current activities.

NON-OPERATING ITEMS

      Net interest expense increased $455 to $842 in the second quarter of 2004 as compared to the same period in the prior year. The increased interest expense reflects the addition of the $70,000 of Convertible Notes and amortization of debt issue costs.

      The provision for income taxes was $2,911 (120.4%) on pre-tax income of $2,418 for the second quarter of 2004. When compared to the $1,936 tax benefit recognized for the second quarter of 2003, a tax expense increase of $4,847 results in 2004. The $4,847 income tax expense increase includes the recognition of $2,401 of tax expense related to the Bolivia Transierra Pipeline contract variation settlement. The remainder of the increase results mainly from accruing income taxes in Nigeria where taxes are calculated and paid based upon deemed profits rather than pre-tax income. This is partially offset by income earned under foreign contracts which provide tax concessions that eliminate the payment of income taxes, and utilization of net operating loss carryforwards in Venezuela.

SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

CONTRACT REVENUE

      Contract revenue decreased $3,459 (1.6%) to $218,341 in the first six months of 2004 as detailed in the table below:

                                           CONTRACT REVENUE - SIX MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------
                                                                          INCREASE       PERCENT
                                         2004            2003            (DECREASE)      CHANGE
                                     ------------     -----------       ------------     --------
E & C                                $    210,091     $   219,318       $     (9,227)        (4.2%)
Facilities                                  8,250           2,482              5,768        232.4%
                                     ------------     -----------       ------------     --------
Total Contract Revenue               $    218,341     $   221,800       $     (3,459)        (1.6%)
                                     ============     ===========       =============    =========

      The E&C revenue decrease of $9,227 for the first six months was primarily the result of an $11,525 engineering revenue decrease related to the loss of revenue from the Explorer Pipeline project that was completed in 2003. Construction revenue increased $2,298 primarily because of a recent contract variation settlement related to work on the Bolivia Transierra Pipeline project that resulted in a $6,307 revenue increase. Excluding this settlement, construction revenue decreased $4,009 (2.1%) primarily as a result of a $66,472 decrease in revenue related to project delays and temporary suspension of projects in Nigeria and the completion of the large Chad-Cameroon Pipeline project in 2003, offset by additional revenue from increased activity in Iraq ($41,101) and Oman ($10,582).

      Opal Gas Plant revenue of $6,447 represents 78.1% of the first six months of 2004 Facilities segment revenue. The second quarter of 2004 was the first full quarter of commercial production following its late March 2004 start-up.

CONTRACT INCOME

      Contract income increased $9,233 (34.9%) to $35,709 in the first six months of 2004 as detailed in the table below:

                                            CONTRACT INCOME - SIX MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------
                                                                          INCREASE       PERCENT
                                         2004            2003            (DECREASE)       CHANGE
                                     ------------     -----------       ------------     --------
E & C                                $     32,700     $    24,775       $      7,925         32.0%
Facilities                                  3,009           1,701              1,308         76.9%
                                     ------------     -----------       ------------     --------
Contract Income                      $     35,709     $    26,476       $      9,233         34.9%
                                     ============     ===========       ============     ========

      E&C contract income increased $7,925 (32.0%) to $32,700 in the first six months of 2004 as compared to $24,775 in the same period in the prior year. The E&C margin increased to 15.6% from 11.3% in the same period of the prior year. The first six months of 2004 includes $6,307 in revenue from the recent Bolivia Transierra Pipeline project settlement. The first six months of the prior year included approximately $8,700 of contract costs for unapproved contract variations, including a portion directly related to the recent Transierra settlement. Excluding favorable year-to-year contract variations, margins declined 2.3% during the first six months of 2004.

      Facilities contract income increased $1,308 (76.9%) to $3,009 in the first six months of 2004 as compared to $1,701 in the same period in the prior year as a result of the Opal Gas Plant operations in the current year. Opal's 23.3% contract income margin lowered the overall Facilities margin to 36.5% in the first six months of 2004 versus 68.5% in the same period in the prior year.

OTHER OPERATING ITEMS

      Depreciation and amortization decreased $118 (1.1%) primarily due to the elimination of depreciation expense or assets for the Chad-Cameroon Pipeline project that was completed in early 2003, partially offset by the commencement of Opal Gas Plant depreciation expense in the second quarter of 2004.

      G&A expenses increased from $17,625 in the first half of 2003 to $21,618 in the first half of this year, an increase of $3,993 (22.7%). We continued to experience a high level of G&A expenses relative to our revenue levels due to costs associated with negotiations and settlement on outstanding contract variations, negotiating, bidding and estimating new work, initial staffing to support the anticipated major project awards, and increased levels of activity in Oman and Iraq.

      Operating income increased $5,358 to $3,017 for the first six months of 2004 from an operating loss of $2,341 in the same period in 2003. Favorable year-to-year contract variations partially offset by higher G&A costs and reduced E&C margins resulted in this improvement.

NON-OPERATING ITEMS

      Net interest expense increased $442 to $1,228 during the first six months of 2004 as compared to the same period in the prior year. The increased interest expense reflects the addition of the $70,000 of Convertible Notes and amortization of debt issue costs.

      Other income (expense) improved from $288 of expense in the first six months of 2003 to $522 of income in the same period of 2004. The $810 improvement this year is mainly attributable to Venezuela Bolivar currency devaluations in 2003.

      We recognized a $3,036 tax expense on a $2,311 pre-tax income for the first six months of 2004, an increase of $6,003 when compared to the $2,967 tax benefit recognized for the first six months of 2003. The $6,003 income tax expense increase includes the recognition of $2,401 of tax expense related to the Bolivia Transierra Pipeline contract variation settlement. The remainder of the increase results mainly from accruing income taxes in Nigeria where taxes are calculated and paid based upon deemed profits rather than pre-tax income. This is partially offset by income earned under foreign contracts which provide tax concessions that eliminate the payment of income taxes, and utilization of net operating loss carryforwards in Venezuela.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL REQUIREMENTS

      Our primary requirements for capital are to acquire, upgrade and maintain equipment, provide working capital for projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where we perceive growth opportunities and finance the possible acquisition of new businesses and equity investments. We have met these capital requirements primarily from operating cash flows, a 2002 equity offering, borrowings under our credit facility and the March and April 2004 Convertible Notes offering.

WORKING CAPITAL

      Cash and cash equivalents increased $25,559 (121.9%) to $46,528 at June 30, 2004 from $20,969 at December 31, 2003. The increase consists mainly of $70,000 from the sale of the Convertible Notes less the $14,000 repayment of the outstanding balance on the June 2002 credit agreement and $5,423 of debt issue cost related to the Convertible Notes and the 2004 Credit Facility. This increase was partially offset by $8,679 used in operating activities, primarily due to increases in accounts receivable and contract cost and recognized income not yet billed associated with increased North American and Middle East construction activities, and $18,527 of investing activities related to the acquisition of equipment and spare parts, implementation of a new information system and the final costs to make the Opal Gas Plant fully operational.

      Working capital increased $56,325 (62.3%) to $146,691 at June 30, 2004 from $90,366 at December 31, 2003. The increase was primarily attributable to increased cash of $25,559, increased receivables and unbilled revenue of $18,985, and prepaid expenses of $8,317. The majority of the receivable and unbilled revenue increase is related to the timing of billings under current contracts which have milestone billing arrangements.

      Stockholders' equity was $212,360 as of June 30, 2004, an increase of 1.0% above the $210,281 December 31, 2003.

      We believe the anticipated increase in revenue, improvement in contract margins and a focus on reducing the working capital requirements internationally, will return the Company to positive cash flow from operations in 2004.

2.75% CONVERTIBLE SENIOR NOTES

      On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the "Convertible Notes"). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes total $70,000. Completion of the Convertible Notes offering enhances our competitive position in the marketplace and provides a better matching of the funding of capital assets with the revenue and cash flow streams they are generating.

      The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15, beginning on September 15, 2004. The Convertible Notes mature on March 15, 2024, unless the notes are purchased, redeemed or converted earlier. We may redeem the Convertible Notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require us to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019, or upon a change of control related event. On March 15, 2011 and upon a change in control event, we must pay the purchase price in cash. On March 15, 2014 and 2019, we have the option of purchasing the notes with common stock in lieu of cash or a combination of common stock and cash. The holders of the Convertible Notes may convert, under certain circumstances, the notes into shares of our common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's Common Stock exceeds 120% of the then current conversion price, or $23.36 per share based on the initial conversion price. Upon conversion, we will have the right to deliver in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock. In the event of a default of $10,000 or more on any credit agreement, including the 2004 Credit Facility, a corresponding event of default would result under the Convertible Notes. $14,000 of the net proceeds of approximately $67,024 from the March and April 2004 sale of Convertible Notes were used to repay all outstanding indebtedness under the $125,000 June 2002 credit agreement. The remainder will be used for working capital and for general corporate purposes.

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

      For the quarter ended June 30, 2004, due to the Company's operating results and EBITDA levels, an Amendment and Waiver Agreement (the "Agreement") was obtained from the syndicated bank group to waive non-compliance with a financial covenant to the credit agreement at June 30, 2004 and to amend certain financial covenants. The Agreement provides for an amendment of certain quarterly financial covenants and the multiple of EBITDA calculation with respect to the borrowing base determination through June 30, 2005. In the future, an acceleration of debt under the 2004 Credit Facility could occur if the credit agreement's covenants are not met and the Company is not successful in obtaining waivers of compliance at that time.

      As of June 30, 2004, the 2004 Credit Facility had no outstanding borrowings and $33,835 in letters of credit outstanding. Under the borrowing base that is applicable to June 30, 2004 (based on May 31, 2004 financial statements), a total of $60,450 was available for the issuance of letters of credit and cash borrowings. Cash borrowings were restricted to $30,000.

LIQUIDITY

      We believe that cash flows from operations, borrowing capacity under the 2004 Credit Facility and the net proceeds from the Convertible Notes offering will be sufficient to finance working capital and capital expenditures for ongoing operations at our present level of activity and will provide capacity for expected growth. Capital expenditures for equipment and spare parts for the remainder of 2004 are estimated at $15,000 and $2,500, respectively. Also, we may be required to make additional payments during 2004 related to the Mt. West Group acquisition based on a net income earn-out provision of 25% covering the two-year period following the acquisition date. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively, there are not one or two events that, should they occur, could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political, Economic and Operational Risks" contained in Items 1 & 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

CONTRACTUAL OBLIGATIONS

      As of June 30, 2004, we had $70,000 of outstanding debt related to the Convertible Notes. All of the outstanding debt under the $125,000 June 2002 credit agreement was repaid from the proceeds of the Convertible Notes offering.

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

      -     changes in laws or regulations;

      - the risk factors listed in our annual report on Form 10-K for 2003 and in our other filings with the Securities and Exchange Commission from time to time;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2004 and 2003 or during the six-month periods then ended.

      The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2004 due to the generally short maturities of these items. At June 30, 2004, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

      Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At June 30, 2004, none of our indebtedness was subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2004, the disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

      No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS

      Not applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      On March 12, 2004 and April 13, 2004 we issued $60 million and $10 million, respectively, of 2.75% Convertible Senior Notes due 2024 ("Notes") in a private placement to Bear Stearns & Co. Inc., CIBC World Markets Corp. and Credit Lyonnais Securities (USA) Inc., as initial purchasers. The Notes were offered only to "qualified institutional buyers," in accordance with Rule 144A under the Securities Act of 1933. The initial purchasers' aggregate discount was $2.8 million. A portion of the net proceeds from the Notes was used to repay $14 million of outstanding indebtedness under our senior secured credit facility, and the remainder will be used to provide capital to support expansion of our current operations and to fund possible acquisitions of assets and businesses. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2004. The Notes will mature on March 15, 2024. However, we may redeem all or a portion of the notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued and unpaid interest. In addition, holders may require us to purchase all or part of the Notes at a purchase price of 100% of the principal amount per Note plus accrued and unpaid interest on

March 15, 2011, March 15, 2014 and March 15, 2019, or upon the occurrence of a fundamental change. On March 15, 2011, we must pay the purchase price in cash. On March 15, 2014 and March 15, 2019, we may pay the purchase price in cash, in shares of our common stock, or in any combination of cash and common stock.

      During certain periods, the Notes are convertible by holders into shares of our common stock initially at a conversion rate of 51.3611 shares of common stock per $1,000.00 principal amount of Notes, which is equivalent to an initial conversion price of $19.47 per share of common stock (subject to adjustment in certain events), under the following circumstances: (1) if the closing sale price of our common stock issuable upon conversion exceeds 120% of the conversion price under specified conditions; (2) if we call the Notes for redemption; or (3) upon the occurrence of specified corporate transactions. Upon conversion of the Notes, in lieu of delivering common stock we may, at our election, deliver cash or a combination of cash and common stock. The Notes are general senior unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness and our other general unsecured obligations, and senior in right of payment to all our future subordinated indebtedness. The Notes are effectively subordinated to all of our existing and future secured senior indebtedness to the extent of the assets securing such indebtedness, and to the claims of all creditors of our subsidiaries.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our Annual Meeting of Stockholders (the "Annual Meeting") was held on May 20, 2004, in Panama City, Panama. At the Annual Meeting, the stockholders elected Rodney B. Mitchell and S. Miller Williams as Class II directors for three-year terms. The stockholders also considered and approved an amendment to the Willbros Group, Inc. 1996 Stock Plan to increase the number of shares of our common stock authorized for issuance thereunder from 3,125,000 to 4,075,000 shares, and approved the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004.

      There were present at the Annual Meeting, in person or by proxy, stockholders holding 18,523,575 shares of our common stock , or 88.14 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting:

                                                        Votes
                                    Votes             Against or                             Broker
                                     For              Withheld         Abstentions         Non-Votes
                                  ----------          ----------       -----------         ---------
1. Election of Directors:
   Rodney B. Mitchell             18,380,593             142,982               -0-               -0-

   S. Miller Williams             18,381,722             141,853               -0-               -0-

2. Approval to amend Willbros
   Group, Inc. 1996 Stock Plan
   to increase authorized shares
   from 3,125,000 to 4,075,000.    8,437,685           3,224,532           274,349         6,587,009

3. Ratification of KPMG LLP
   as our independent auditors
   for fiscal 2004.                18,463,759              11,415            48,401               -0-

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

         10.1 First Amendment and Waiver dated August 6, 2004 to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent.

         10.2 Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated as of March 10, 2004. (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004.)

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

         (b) Reports on Form 8-K:

                  Form 8-K dated April 13, 2004, filed on April 14, 2004, to report under Item 5 our press release dated April 13, 2004, announcing that the initial purchasers of our convertible senior notes due 2024, exercised their option to purchase an additional $10 million aggregate principal amount of such notes.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WILLBROS GROUP, INC.

Date: August 9, 2004            By:         /s/ Warren L. Williams
                                     -----------------------------------
                                              Warren L. Williams
                                Senior Vice President, Chief Financial Officer
                                                 and Treasurer
                                       (Principal Financial Officer and
                                         Principal Accounting Officer)

                                  EXHIBIT INDEX

         The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed or furnished herewith.

     Exhibit
      Number                               Description
----------------  --------------------------------------------------------------
     10.1 First Amendment and Waiver dated August 6, 2004 to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent.

     10.2 Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated as of March 10, 2004. (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004.)

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