Form 10-Q
period 2004-09-30
WILLBROS GROUP INC
filed 2004-11-09
CIK 895450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-11953

                              WILLBROS GROUP, INC.
             (Exact name of registrant as specified in its charter)

          REPUBLIC OF PANAMA                           98-0160660
    (Jurisdiction of incorporation)      (I.R.S. Employer Identification Number)

                               PLAZA 2000 BUILDING
                             50TH STREET, 8TH FLOOR
                               APARTADO 0816-01098
                           PANAMA, REPUBLIC OF PANAMA
                          TELEPHONE NO.: (507) 213-0947
          (Address, including zip code and telephone number, including area code, of principal executive offices of registrant)

                                 NOT APPLICABLE
          -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

      The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of November 3, 2004 was 21,184,739.

                              WILLBROS GROUP, INC.
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2004

                                                                                                  Page
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets for September 30, 2004 (unaudited) and
                 December 31, 2003                                                                  3

              Condensed Consolidated Statements of Operations (unaudited) for the three
                 month and nine month periods ended September 30, 2004 and 2003                     4

              Condensed Consolidated Statement of Stockholders' Equity and Comprehensive
                 Income (unaudited) for the nine months ended September 30, 2004                    5

              Condensed Consolidated Statements of Cash Flows (unaudited) for the nine
                 months ended September 30, 2004 and 2003                                           6

              Notes to Condensed Consolidated Financial Statements                                  7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                14

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                           25

     Item 4 - Controls and Procedures                                                              25

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                    25

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                          25

     Item 3 - Defaults upon Senior Securities                                                      25

     Item 4 - Submission of Matters to a Vote of Security Holders                                  25

     Item 5 - Other Information                                                                    26

     Item 6 - Exhibits                                                                             26

SIGNATURE                                                                                          27

EXHIBIT INDEX                                                                                      28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 2004            2003
                                                                             ------------    ------------
                                                                              (UNAUDITED)
                                                   ASSETS

Current assets:
      Cash and cash equivalents..........................................    $     46,302    $     20,969
      Accounts receivable, net...........................................         179,465         101,654
      Contract cost and recognized income not yet billed.................          29,973          40,109
      Prepaid expenses...................................................          24,056          11,531
                                                                             ------------    ------------
            Total current assets.........................................         279,796         174,263

Deferred tax asset.......................................................           4,697           6,948
Spare parts, net.........................................................           6,720           6,363
Property, plant and equipment, net.......................................         111,555          95,528
Investments in joint ventures............................................           2,744          14,086
Goodwill  ...............................................................          10,129           9,360
Other assets.............................................................          12,644           4,874
                                                                             ------------    ------------
            Total assets.................................................    $    428,285    $    311,422
                                                                             ============    ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long-term debt................    $      1,210    $      1,315
      Accounts payable and accrued liabilities...........................         106,832          75,377
      Contract billings in excess of cost and recognized income..........          31,633           7,205
      Accrued income taxes...............................................           6,642               -
                                                                             ------------    ------------
            Total current liabilities....................................         146,317          83,897

2.75% Convertible senior notes...........................................          70,000               -
Long-term debt...........................................................           2,586          17,007
Other liabilities........................................................             863             237
                                                                             ------------    ------------
            Total liabilities............................................         219,766         101,141

Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued.........................               -               -
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 21,214,434 shares issued at September 30, 2004
        (20,748,498 at December 31, 2003)................................           1,060           1,037
      Capital in excess of par value.....................................         157,231         152,630
      Retained earnings..................................................          52,045          57,741
      Treasury stock at cost, 46,196 shares..............................            (345)           (345)
      Deferred compensation..............................................          (1,533)              -
      Notes receivable for stock purchases...............................            (882)         (1,240)
      Accumulated other comprehensive income.............................             943             458
                                                                             ------------    ------------
            Total stockholders' equity...................................         208,519         210,281
                                                                             ------------    ------------
            Total liabilities and stockholders' equity...................    $    428,285    $    311,422
                                                                             ============    ============

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS                         NINE MONTHS
                                                            ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                            -------------------                 -------------------
                                                          2004              2003              2004              2003
                                                          ----              ----              ----              ----
Contract revenue ................................     $    118,459      $     91,498      $    336,800      $    313,298

Operating expenses:
      Contract ..................................          101,401            86,703           284,033           282,027
      Depreciation and amortization .............            6,569             5,490            17,643            16,682
      General and administrative ................           11,386             8,846            33,004            26,471
                                                      ------------      ------------      ------------      ------------
                                                           119,356           101,039           334,680           325,180
                                                      ------------      ------------      ------------      ------------
            Operating income (loss) .............             (897)           (9,541)            2,120           (11,882)

Other income (expense):
      Interest - net ............................             (927)             (349)           (2,155)           (1,135)
      Other - net ...............................             (217)              158               305              (130)
                                                      ------------      ------------      ------------      ------------
                                                            (1,144)             (191)           (1,850)           (1,265)
                                                      ------------      ------------      ------------      ------------
            Income (loss) before income
               taxes ............................           (2,041)           (9,732)              270           (13,147)

Provision (benefit) for income taxes ............            2,930              (986)            5,966            (3,953)
                                                      ------------      ------------      ------------      ------------
            Net loss ............................     $     (4,971)     $     (8,746)     $     (5,696)     $     (9,194)
                                                      ============      ============      ============      ============

Earnings (loss) per common share:
      Basic .....................................     $       (.24)     $       (.42)     $       (.27)     $       (.45)
                                                      ============      ============      ============      ============
      Diluted ...................................     $       (.24)     $       (.42)     $       (.27)     $       (.45)
                                                      ============      ============      ============      ============

Weighted average number of common shares
 outstanding:
      Basic .....................................       20,976,443        20,680,961        20,868,413        20,649,626
                                                      ============      ============      ============      ============
      Diluted ...................................       20,976,443        20,680,961        20,868,413        20,649,626
                                                      ============      ============      ============      ============

                              WILLBROS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                      ACCUMULATED
                                                                                             NOTES       OTHER
                                                  CAPITAL                                 RECEIVABLE    COMPRE-     TOTAL
                                COMMOM STOCK     IN EXCESS                       DEFERRED     FOR       HENSIVE     STOCK-
                                ------------       OF PAR   RETAINED   TREASURY  COMPEN-     STOCK      INCOME     HOLDERS'
                             SHARES    PAR VALUE   VALUE    EARNINGS    STOCK     SATION   PURCHASES    (LOSS)      EQUITY
                             ------    ---------   -----    --------    -----     ------   ---------    ------      ------
Balance,
  January 1, 2004          20,748,498  $   1,037 $ 152,630  $ 57,741   $  (345)  $     -   $  (1,240)  $    458    $210,281
  Comprehensive
      Loss:
         Net loss                   -          -         -    (5,696)        -         -           -          -      (5,696)

         Foreign currency
         translation
         adjustment                 -          -         -         -         -         -           -        485         485
                                                                                                                   --------

         Total
         comprehensive
         loss                                                                                                        (5,211)

Collection of notes
  receivable for
  stock purchases                   -          -         -         -         -         -         358          -         358

Restricted stock
  awards                      170,000          8     2,004         -         -    (2,012)          -         --           -

Amortization of
  deferred compensation             -          -         -         -         -       479           -          -         479

Issuance of common
  stock under
  employee
  benefit plan                 12,665          1       174         -         -         -           -          -         175

Exercise of stock
  options                     283,271         14     2,423         -         -         -           -          -       2,437
                           ----------  --------- ---------  --------   -------   -------   ---------   --------    --------
Balance,
  September 30, 2004       21,214,434  $   1,060 $ 157,231  $ 52,045   $  (345)  $(1,533)  $    (882)  $    943    $208,519
                           ==========  ========= =========  ========   =======   =======   =========   ========    ========

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                                -------------------
                                                                                2004          2003
                                                                              --------      --------
Cash flows from operating activities:
      Net loss ..........................................................     $ (5,696)     $ (9,194)
      Reconciliation of net loss to net cash provided
        by (used in) operating activities:
          Change in equity in joint ventures, net .......................       10,605         5,396
          Depreciation and amortization .................................       17,643        16,682
          Amortization of debt issue cost ...............................        1,575         1,166
          Loss (gain) on disposal of property, plant and equipment ......           (3)         (392)
          Deferred income tax (benefit) expense .........................        2,404        (1,557)
          Non-cash compensation expense .................................          479             -
          Changes in operating assets and liabilities:
              Accounts receivable .......................................      (77,334)       11,768
              Contract cost and recognized income not yet billed ........       10,136       (14,047)
              Prepaid expenses and other assets .........................      (15,704)       (8,200)
              Accounts payable, accrued liabilities and contract advances       30,823         8,852
              Accrued income taxes ......................................        6,635        (8,775)
              Contract billings in excess of cost and recognized income .       24,428        (8,640)
              Other liabilities .........................................          707             -
                                                                              --------      --------
                   Cash provided by (used in) operating activities ......        6,698        (6,941)
Cash flows from investing activities:
      Mt. West Group acquisition earn-out payment .......................         (670)            -
      Proceeds from sales of property, plant and equipment ..............          884         1,058
      Purchase of property, plant and equipment .........................      (28,042)      (27,582)
      Purchase of spare parts ...........................................       (5,994)       (4,396)
                                                                              --------      --------
                   Cash used in investing activities ....................      (33,822)      (30,920)
Cash flows from financing activities:
      Proceeds from issuance of 2.75% convertible senior notes ..........       70,000             -
      Proceeds from issuance of common stock ............................        2,612           709
      Proceeds from notes payable .......................................          667         2,765
      Collection of notes receivable for stock purchases ................          358            49
      Proceeds from long-term debt ......................................            -         8,000
      Repayment of long-term debt .......................................      (14,000)            -
      Costs of debt issues ..............................................       (6,088)            -
      Repayment of notes payable to banks ...............................       (1,194)       (2,650)
                                                                              --------      --------
                   Cash provided by financing activities ................       52,355         8,873
Effect of exchange rate changes on cash and cash equivalents ............          102          (234)
                                                                              --------      --------
Cash provided by (used in) all activities ...............................       25,333       (29,222)
Cash and cash equivalents, beginning of period ..........................       20,969        49,457
                                                                              --------      --------
Cash and cash equivalents, end of period ................................     $ 46,302      $ 20,235
                                                                              ========      ========
Cash payments made (received) during the period:
      Interest expense ..................................................     $  1,533      $    241
      Income taxes ......................................................     $   (982)     $  9,957

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows of the Company for all interim periods presented.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2003 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations and cash flows for the interim periods ended September 30, 2004 are not necessarily indicative of the operating results to be achieved for the full year.

      The condensed consolidated financial statements include certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ significantly from those estimates.

      Certain reclassifications have been made to the 2003 balances in order to conform to 2004 presentations.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      During 2003 and 2004, the Financial Accounting Standards Board ("FASB") issued the following pronouncements which were reviewed by the Company to determine the potential impact on the financial statements upon adoption.

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46") and its amendment entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R") were first issued by the FASB in January 2003 and revised in December 2003. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

      On September 30, 2004, the Emerging Issues Task Force confirmed their consensus on Issue No. 04-8 ("EITF 04-8") "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF 04-8 provides that shares issuable upon conversion of these debt instruments be included in the earnings per share computation, if dilutive, regardless of whether any contingent conditions, such as market price, for their conversion have been met. EITF 04-8 is expected to be effective for reporting periods ending after December 15, 2004, and requires restatement of previously reported earnings per share. The Company will adopt EITF 04-8 as of December 31, 2004 and will include, if dilutive, the assumed conversion of the $70,000 of 2.75% Convertible Senior Notes issued in March and April of 2004 into approximately 3.6 million shares of common stock in the diluted earnings per share calculations. The assumed conversion is anti-dilutive in all interim periods in 2004 and therefore the adoption of EITF 04-8 will have no effect on previously reported earnings per share.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

3.    FOREIGN EXCHANGE RISK

      The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency; the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2004 or September 30, 2003, or during the nine-month periods then ended.

4.    STOCK-BASED COMPENSATION

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

      If compensation cost for the Company's stock compensation plans had been determined using the fair value method in SFAS No. 123 and SFAS 148, the Company's net loss and loss per share for the three- month and nine-month periods ended September 30, 2004 and 2003 would have been as shown in the pro forma amounts below:

                                              THREE MONTHS                 NINE MONTHS
                                           ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                           ------------------         ------------------
                                           2004          2003          2004          2003
                                           ----          ----          ----          ----
Net income (loss) as reported ......    $   (4,971)   $   (8,746)   $   (5,696)   $  (9,194)

Add stock-based employee
  compensation included in net
  income, after tax ................           158             -           479            -

Less stock-based employee
  compensation determined under
  fair value method, after tax .....          (131)         (283)         (577)        (803)
                                        ----------    ----------    ----------    ---------
Pro forma net income (loss) ........    $   (4,944)   $   (9,029)   $   (5,794)   $  (9,997)
                                        ==========    ==========    ==========    =========
Income (loss) per share:
  Basic, as reported ...............    $     (.24)   $     (.42)   $     (.27)   $    (.45)
                                        ==========    ==========    ==========    =========
  Basic, pro forma .................    $     (.24)   $     (.44)   $     (.28)   $    (.48)
                                        ==========    ==========    ==========    =========
   Diluted, as reported ............    $     (.24)   $     (.42)   $     (.27)   $    (.45)
                                        ==========    ==========    ==========    =========
  Diluted, pro forma ...............    $     (.24)   $     (.44)   $     (.28)   $    (.48)
                                        ==========    ==========    ==========    =========

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

5.    MT. WEST GROUP ACQUISITION EARN-OUT PAYMENT

      On October 23, 2002, the Company acquired all outstanding shares of Mt. West Fabrication Plants and Stations, Inc., Process Electric and Control, Inc., Process Engineering Design, Inc. and Pacific Industrial Electric, Inc. (collectively, "Mt. West Group"). The purchase price of $13,711 was based on a multiple of cash flow and consisted of $4,591 cash and acquisition costs and 950,000 shares of common stock valued at $9,120 (based on the average market price of the Company's common shares over the two-day periods before and after the date a definitive purchase agreement was signed). In addition, the purchase price included an earn-out amount equal to 25 percent of the combined adjusted net income, as defined in the definitive purchase agreement, of Mt. West Group for the 24-month period following the date of acquisition. During the third quarter of 2004, the earn-out was settled for $670. This amount was paid to the former shareholders of Mt. West Group, and accounted for as an increase in goodwill. Goodwill related to this acquisition increased to $5,018.

6.    INCOME TAXES

      During the quarter ended September 30, 2004, the Company recorded net income taxes of $2,930 on loss before income taxes of $2,041. The third quarter of 2004 tax provision is primarily attributable to the Nigeria deemed profit tax which is based on a percentage of revenue, rather than taxable income. Nigeria had a pre-tax loss for the third quarter. During the quarter ended September 30, 2003, the Company recorded a net income tax benefit of $986 on loss before income taxes of $9,732, resulting in an effective income tax rate of approximately 10% for the period. The effective rates in these periods differ from the United States statutory federal income tax rate of 34% primarily as a result of: (1) income taxes in certain countries being based on deemed profit rather than taxable income; (2) losses in one country that cannot be used to offset taxable income in another country; and (3) income that is earned under foreign contracts which provide tax concessions that eliminate the payment of income tax.

7.    2.75% CONVERTIBLE SENIOR NOTES

      On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the "Convertible Notes"). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes total $70,000. The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15, which began on September 15, 2004. The Convertible Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the Convertible Notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require the Company to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011, or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the Convertible Notes may convert, under certain circumstances, the notes into shares of the Company's common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's Common Stock exceeds 120% of the then current conversion price, or $23.36 per share based on the initial conversion price. Debt issue costs of $3,213, net of accumulated amortization of $268, associated with the Convertible Notes are included in other assets at September 30, 2004 and are being amortized over the seven-year period ending March 2011. In the event of a default of $10,000 or more on any credit agreement, including the 2004 Credit Facility, a corresponding event of default would result under the Convertible Notes.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

8.    2004 CREDIT FACILITY

      On March 12, 2004, the existing June 2002 credit agreement was amended and restated (the "2004 Credit Facility"). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly ranging from 0.375% to 0.625%. The 2004 Credit Facility is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Debt issue costs of $3,346, net of accumulated amortization of $976, associated with the 2004 Credit Facility are included in other assets at September 30, 2004 and are being amortized over a 24-month period ending March 2006.

      For the quarter ended June 30, 2004, due to the Company's operating results and EBITDA levels, an Amendment and Waiver Agreement (the "Agreement") was obtained from the syndicated bank group to waive non-compliance with a financial covenant to the credit agreement at June 30, 2004 and to amend certain financial covenants. The Agreement provides for an amendment of certain quarterly financial covenants and the multiple of EBITDA calculation with respect to the borrowing base determination through September 30, 2005. In the future, an acceleration of debt under the 2004 Credit Facility could occur if the credit agreement's covenants are not met and the Company is not successful in obtaining waivers of compliance at that time.

9.    EARNINGS PER SHARE

      Basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2004 and 2003 are computed as follows:

                                                THREE MONTHS                         NINE MONTHS
                                             ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                             ------------------                   ------------------
                                           2004               2003              2004             2003
                                           ----               ----              ----             ----
Net income (loss) applicable to
  common shares ...................   $       (4,971)   $        (8,746)   $       (5,696)   $     (9,194)
                                      ==============    ===============    ==============    ============
Weighted average number of
  common shares outstanding
  for basic earnings per share ....       20,976,443         20,680,961        20,868,413      20,649,626
Effect of dilutive potential common
  shares from stock options .......                -                  -                 -               -
                                      --------------    ---------------    --------------    ------------
Weighted average number of
  common shares outstanding
  for diluted earnings per share ..       20,976,443         20,680,961        20,868,413      20,649,626
                                      ==============    ===============    ==============    ============
Earnings per common share:
  Basic ...........................   $         (.24)   $          (.42)   $         (.27)   $       (.45)
                                      ==============    ===============    ==============    ============
  Diluted .........................   $         (.24)   $          (.42)   $         (.27)   $       (.45)
                                      ==============    ===============    ==============    ============

       At September 30, 2004, there were 1,324,628 potential common shares (698,141 at September 30, 2003) excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

10.   INFORMATION ON BUSINESS SEGMENTS

      Beginning in the second quarter of 2004, the Company restructured its business into two operating segments: Engineering and Construction, and Facilities Development and Operations. This organization reflects the way management now assesses the performance of the businesses and makes decisions about allocating resources. Formerly, the Company reported in one operating segment offering three integrated services: engineering, construction, and specialty.

      All prior period segment results have been restated to reflect this change.

      The Engineering and Construction segment consists of construction of pipelines, stations and other facilities, engineering, procurement, project management, and other oilfield services including maintenance, transportation, dredging, and coating. Specialty services revenue, with the exception of the fueling facilities and the Venezuela water injection activities, is included in the Engineering and Construction segment.

      The Facilities Development and Operations segment consists of the development, ownership and operation or lease of assets such as the Opal Gas Plant. It also includes the four fueling facilities constructed and operated for the Defense Energy Supply Corporation, an agency of the U.S. government, and the Lake Maracaibo water injection program in Venezuela, operated and maintained for Petroleos de Venezuela, S.A. ("PDVSA") by a consortium in which the Company holds a 10% equity interest.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

10.   INFORMATION ON BUSINESS SEGMENTS (CONTINUED)

      Revenue, contract income (contract revenue less contract costs) and total assets by operating segment on a comparable basis for the three-month and nine-month periods ended September 30, 2004 and 2003, are as follows:

                                                         THREE MONTHS                NINE MONTHS
                                                      ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                      -------------------         -------------------
                                                       2004         2003          2004        2003
                                                       ----         ----          ----        ----
Revenue:
   Engineering and construction.................   $   110,699  $    90,365   $   320,790  $   309,683
   Facilities development and operations........         7,760        1,133        16,010        3,615
                                                   -----------  -----------   -----------  -----------
                                                   $   118,459  $    91,498   $   336,800  $   313,298
                                                   ===========  ===========   ===========  ===========

Reconciliation of segment income to
 income (loss) before income taxes:

     Contract income by operating segment:

       Engineering and construction.............   $    14,658  $     3,782   $    47,358  $    28,557
       Facilities development and operations....         2,400        1,013         5,409        2,714
                                                   -----------  -----------   -----------  -----------
           Contract income......................        17,058        4,795        52,767       31,271

     Other operating costs and expenses:

       Depreciation and amortization............   $     6,569  $     5,490   $    17,643  $    16,682
       General and administrative...............        11,386        8,846        33,004       26,471
                                                   -----------  -----------   -----------  -----------
           Operating income (loss)..............          (897)      (9,541)        2,120      (11,882)
     Other income (expense).....................        (1,144)        (191)       (1,850)      (1,265)
                                                   -----------  -----------   -----------  -----------
Income (loss) before income taxes...............   $    (2,041) $    (9,732)  $       270  $   (13,147)
                                                   ===========  ===========   ===========  ===========

                                                    SEPTEMBER 30, 2004             DECEMBER 31, 2003
                                                    ------------------             -----------------
Total assets:
     Engineering and construction...............        $   330,193                   $   248,975
     Facilities development and operations......             27,465                        23,338
     General corporate..........................             70,627                        39,109
                                                        -----------                   -----------
                                                        $   428,285                   $   311,422
                                                        ===========                   ===========

11.   CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

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

11.   CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONTINUED)

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

      In connection with the Company's 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture's outstanding borrowing with two banks. The guarantee reduces as borrowings are repaid. The commitment as of September 30, 2004 totals approximately $3,322, which is the maximum amount of future payments the Company could be required to make.

      From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company's customers may require the Company to provide letters of credit or insurance bonds with regard to the Company's performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2004, the Company had approximately $34,963 of letters of credit and $78,997 of insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of September 30, 2004, related to these commitments.

      The Company is a party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a company of similar size engaged in a similar type of business and that none of these proceedings is material to the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

      We derive our revenue from providing engineering and construction services, and developing, owning and operating facilities for the oil, gas and power industries and government entities worldwide. In the first nine months of 2004, our revenue was primarily generated from operations in Canada, Ecuador, Iraq, Nigeria, Oman, the United States and Venezuela. We obtain contracts for our work mainly by competitive bidding or through negotiations with long-standing clients. Contracts have durations from a few weeks to several months or in some cases more than a year.

      Our current market environment is characterized by strength in international markets, primarily West Africa, and continued weakness in North America. Outside of North America, we are transitioning from a market environment which was characterized by depressed margins, onerous contractual terms and "back-ended" payment schedules. Now, we believe we are beginning to see an improvement in these areas which should result in better sharing of contractual risk, improved payment terms and increased profitability.

      Willbros has been awarded almost $300,000 of new contracts during the third quarter of 2004. These recent awards have resulted in another record backlog of $583,886, a $168,537 or 41% increase over this year's second quarter $415,349 record backlog. We remain confident that imminent work awards between now and the end of the first quarter of 2005 should result in this number increasing substantially. We continue to be selective since some of our areas of operation continue to be plagued with older projects of higher contractual risk and lower margins. Our main emphasis now is to optimize our execution of the record backlog and to increase profitability. Further, we view the current business environment as favorable to our strategic objective to grow the Company, and we remain alert to possibilities for expansion of our service offerings and geographic reach.

      We are expecting to commence significant additional work in West Africa and Nigeria during the next several quarters and expect that market to remain strong through 2006. In addition to the Shell Petroleum Development Company Eastern Gas Gathering System ("EGGS") contract, we have recently been awarded a contract ("EPC4") from Mobil Producing Nigeria Unlimited for approximately $200,000 to retrofit and revamp existing platforms located offshore West Africa. (See "Significant Business Developments" for additional details on the Shell EGGS and the Mobil EPC4 contracts). These new projects are major components of our revenue stream going into 2005. Smaller contracts in Nigeria continue to be awarded; the most recent awards were primarily for concrete weight coating of pipe for new pipelines. Expanded concrete weight coating and new offshore fabrication services are two service capabilities that are expected to provide additional revenue as the Nigerian government continues to push for more Nigerian content in construction projects.

      While most of the new awards are in West Africa, we see major opportunities in the Middle East and South America where we are well established, and in Southeast Asia, where we recently bid on a major project. Our prospect list continues to reflect increasing opportunities for the next 12 to 24 months of approximately $7 billion.

      The move towards Liquefied Natural Gas ("LNG") as a solution to declining natural gas production in North America is expected to bring more opportunities to Willbros, both in North America and in the producing and exporting countries. Willbros is participating in the growth of the LNG energy transportation infrastructure and we have LNG associated projects currently underway valued at over $300,000 including:

            -     The EGGS project in Southern Nigeria,

            -     The EPC award from Trunkline Gas Company in the United States,

            -     A five-year maintenance contract with Oman LNG, and

            - The current OGGS contract which is for facilities work in the Nigerian LNG Plant at Bonny Island.

We expect to have more opportunities to participate in similar projects as LNG solutions to supply the North American and global markets are developed.

      In North America, we now believe that improvement in revenue and contract margins in 2005 will have to come from gains in market share. Our Engineering, Procurement and Construction ("EPC") capability and financial strength relative to our competitors provide us with a competitive advantage which we believe may enable us to gain market share in a lean year in terms of opportunities and margins.

      Also in North America, we have seen progress in the development of both the Mackenzie Valley Pipeline in Canada and the Alaska Gas Pipeline. The Mackenzie Valley Pipeline filed its environmental impact statement in early October and its application for permits with the regulatory authorities in Canada. The Alaska Gas Pipeline project was involved in several recent actions, including a federal guarantee for up to $18 billion, which was signed into law on October 13, 2004.

FINANCIAL SUMMARY

      For the quarter ended September 30, 2004, we had a net loss of $4,971 or $0.24 per share on revenue of $118,459. This compares to revenue of $91,498 in the same quarter in 2003, when we reported a net loss of $8,746 or $0.42 per share.

      Revenue of $118,459 in the third quarter of 2004 increased 29.5 percent over revenue for the third quarter of 2003. In the Middle East, revenue increased $3,737 as compared to 2003 due to the work performed in Iraq. In West Africa, revenue increased by $16,350 primarily due to the start-up of two major projects. This increase was offset somewhat by delays in call-out work in West Africa, delays and work interruptions as a result of labor actions and community disturbances in Nigeria and the completion of work on the Chad-Cameroon Pipeline Project in the third quarter of 2003. In North America, revenue was up $8,765 as compared to a year ago with $6,798 of the increase attributable to the first quarter of 2004 start-up of the Opal Gas Plant.

      Contract income and margin in third quarter 2004 were $17,058 and 14.4 percent, respectively which compare favorably to contract income and margin in the third quarter of 2003 of $4,795 and 5.2 percent. While the contract margin for the third quarter of 2004 is a significant improvement from a year ago it is still below our target range of 17 to 20 percent. Contract margin in the third quarter of 2004 was negatively impacted by unresolved claims related to work performed outside the scope of the initial contracts (no revenue to offset costs), contract variations for which the price of the additional work has not been finalized (revenue equals costs), and revenue generated in the period for which no contract margin was recognized due to the application of percent-of-completion accounting regulations for long-term contracts. Three projects in West Africa were significantly affected by these accounting issues and contributed to the margin erosion in this quarter of approximately $4,300 or
3.6 percent. We also had one project where we positively resolved issues like those discussed above, resulting in a $900 increase in contract income or a 0.7 percent increase in contract margin.

      G&A expenses increased $2,540 from $8,846 in the third quarter of 2003 to $11,386 in the third quarter of 2004. We continued to experience increased levels of G&A expense in the third quarter of this year; although, as a percentage of revenue, G&A expense in the third quarter of 2004 was 9.6%, a slight decrease of 0.1% as compared to the same quarter in 2003. The major contributors to the increased G&A expense levels were marketing and bidding expenses in Asia, the Middle East and Latin America, which resulted in new prospects of approximately $1 billion, pre-award staffing to support the recently awarded major projects, and increased cost associated with regulatory compliance. As we look forward to 2005, we would expect to see our G&A expense as a percent of revenue return to less than 8 percent.

      In the current quarter, we recognized $2,930 in income tax expense on a pre-tax loss of $2,041. The income tax provision is the result of accruing income taxes in Nigeria where taxes are calculated and paid based upon revenue versus pre-tax income. Two factors drove the $3,916 increase in income taxes in the third quarter of 2004, as compared to the third quarter of 2003. First, last year in North America, the

Company recognized a tax benefit of $3,211 due to pretax losses as compared to a $227 benefit for taxes in North America in the third quarter of 2004. Secondly, international income taxes were up quarter-to-quarter by approximately $932 due to increased revenue in Nigeria where our taxes are based primarily on revenue.

      For the first nine months of 2004 the Company is experiencing an effective income tax rate, outside of North America, of approximately 141 percent of pre-tax income for the following reasons:

      - Income taxes in Nigeria are paid based upon a percentage of revenue without consideration of profitability of the legal entity,

      - Contract margins and pre-tax income in Nigeria have been negatively impacted by unresolved contract variations and unapproved change orders where pricing has not been determined; and

      - Pre-tax losses in one country cannot be used to offset pre-tax income in another country.

In North America the effective income tax rate is approximately 38 percent. We continue to investigate and explore ways to optimize our tax structure on a worldwide basis and reduce our consolidated effective income tax rate.

      In March and April 2004, we sold $70,000 of 2.75% Convertible Notes and we amended and expanded our credit facility. (For additional information, see the related discussions under "Liquidity and Capital Resources.") We believe that these financing transactions have improved our liquidity and, combined with cash flows from operations, will be sufficient to finance our working capital and capital expenditure requirements for forecasted operations. We believe this new capital structure positions us to take on a substantial amount of additional new work and provides a better matching of our capital asset investment with the long-term revenue and cash flows to be generated from capital assets in our Facilities segment. Willbros remains in a strong financial position. We believe these financing transactions provide the Company with the funds to grow as we move into a period of improving markets during this strengthening business cycle.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In our report on Form 10-K for the year ended December 31, 2003, we identified and disclosed three critical accounting policies: (a) Revenue
Recognition: Percentage-of-Completion Method; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the nine-month period ended September 30, 2004.

SIGNIFICANT BUSINESS DEVELOPMENTS

OPAL GAS PLANT

      In late March 2004, we commenced commercial production from our newly constructed Opal Gas Plant, located near Opal, Wyoming. This gas plant adds a new source of long-term revenue to complement our revenue stream from our project work. In 2003, we completed agreements with Williams Gas Processing Company ("Williams") that allowed us to design and construct our Opal Gas Plant. The plant is designed to process approximately 350,000 MCF per day of natural gas, producing 294,000 to 462,000 gallons per day of natural gas liquids at various operating conditions. We receive a $0.0175 per MCF processing fee under a 10-year contract through March 2014, and net approximately 38.8% of the liquids sales after payment to Williams for the contracted operations of the Opal Gas Plant.

NEW OPERATING SEGMENT

      Beginning in the second quarter of 2004 and concurrent with the start-up of the Opal Gas Plant, we restructured our business into two operating segments. We believe this organization more accurately reflects the way our management now assesses the performance of our businesses and makes decisions about allocating resources. The Facilities Development and Operations ("Facilities") segment consists of the development, ownership and operation or lease of assets such as the Opal Gas Plant. It will also include the four fueling facilities constructed and operated for the Defense Energy Supply Corporation, an agency of the U.S. government, and the Lake Maracaibo water injection program in Venezuela, operated and maintained for PDVSA by a consortium in which we hold a 10% equity interest.

      The Engineering and Construction ("E&C") segment provides construction of pipelines, stations and other facilities, engineering, procurement, project management, and other oilfield services including maintenance, transportation, dredging, and coating. Specialty services revenue, with the exception of the fueling facilities and the Venezuela water injection activities, will be included in the Engineering and Construction segment. Formerly, we reported in one operating segment offering three integrated services - construction, engineering and specialty services.

NIGERIA - EASTERN GAS GATHERING SYSTEM ("EGGS") PROJECT

      At the end of the second quarter of 2004, Willbros Nigeria Ltd., with operations based in Port Harcourt, Nigeria, was awarded an EPC contract for a new gas transmission pipeline for Shell Petroleum Development Company. The 40-inch diameter, high pressure natural gas pipeline will be routed between the Soku gas plant and the Nigeria Liquefied Natural Gas terminal on Bonny Island in Nigeria, a distance of approximately 83 kilometers. The pipeline is part of the EGGS Project, and the contract is valued at approximately $246,000. Engineering and procurement activities for the construction and pipe coating projects commenced in the third quarter of 2004, with the project moving to the field for construction in late 2004 or early 2005. Completion is scheduled for the fourth quarter of 2005.

NIGERIA - PLATFORMS RETROFIT AND WELLHEAD TIE-INS PROJECT

      In mid-August 2004, Willbros (Offshore) Nigeria Limited ("WONL") and Willbros West Africa, Inc. ("WWAI") received a letter of intent ("LOI") from Mobil Producing Nigeria Unlimited ("MPNU") to commence preliminary engineering and design work for the EPC4 project located offshore West Africa. The EPC4 contract, encompassing both fixed sum and time and material work, was recently executed by all parties and is initially projected to have a value of approximately $200,000. MPNU has entered into separate contracts for work inside Nigeria with WONL and work outside of Nigeria with WWAI. The project covers the retrofitting and revamping of facilities on existing offshore platforms. Engineering activities commenced with the signing of the LOI. Procurement activities began in the fourth quarter of 2004. Field work is expected to commence in the second quarter of 2005 and continue through 2006.

OTHER FINANCIAL MEASURES

EBITDA

      We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for the nine-month period ended September 30, 2004 was $20,068 as compared to $4,670 for the same period in 2003. The $15,398 (329.7%) increase in EBITDA is primarily the result of improved contract income related to a 5.5% increase in E&C margins, partially offset by increased G&A costs.

      A reconciliation of EBITDA to GAAP financial information follows:

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------
                                                    2004             2003
                                                    ----             ----
Net loss                                         $  (5,696)        $ (9,194)
Interest expense, net                                2,155            1,135
Provision (benefit) for income taxes                 5,966           (3,953)
Depreciation and amortization                       17,643           16,682
                                                 ---------         --------
EBITDA                                           $  20,068         $  4,670
                                                 =========         ========

BACKLOG

      We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. Backlog as of September 30, 2004 was $583,886 with an estimated embedded margin of 22.6%, as compared to $224,712 at December 31, 2003 with an estimated embedded margin of 29.6%. The $359,174 increase in backlog as compared to the end of 2003 is primarily the result of several significant contract awards in the second and third quarters. The $246,000 EGGS project was awarded in the second quarter followed by the approximately $200,000 EPC4 project in the third quarter. Included in the backlog total at September 30, 2004 is $21,047 of gas processing fee revenue with an estimated embedded margin of 100%. The gas processing revenue is associated with the 10-year gas processing contract for our Opal Gas Plant and is based on expected gas volumes to be processed. If backlog amounts were reduced by eliminating the effects of the Opal gas processing contract, the adjusted estimated embedded margin would be 19.7% and 22.0%, as of September 30, 2004 and December 31, 2003, respectively. We estimate that $100,000 (17.1%) of the current backlog will be worked off during the remainder of 2004.

      Backlog by major geographical area and reporting segment is as follows:

                                                    SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                    ------------------    -----------------
By Geographic Area
         West Africa                                     $463,498             $ 49,942
         Latin America                                     13,417               23,230
         Middle East                                        2,743               57,853
         North America                                    104,228               93,687
                                                         --------             --------
                                                         $583,886             $224,712
                                                         ========             ========

By Reporting Segment
         Engineering & Construction                      $541,801             $182,236
         Facilities Development & Operations               42,085               42,476
                                                         --------             --------
                                                         $583,886             $224,712
                                                         ========             ========

RESULTS OF OPERATIONS

      During the second quarter of 2004, Willbros changed the way the business is managed by establishing two separate operating segments: (1) Engineering & Construction ("E&C"), and (2) Facilities Development and Operations ("Facilities"). Facilities is comprised of the recently constructed Opal Gas Plant, fuel depot facilities and a 10% equity interest in a Venezuelan joint venture to provide water injection services. The bulk of the Company's activity continues to take place within the E&C segment. Specialty services revenue, with the exception of the fueling facilities and the Venezuela water injection activities, are included in the E&C segment.

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

      Facilities revenue is heavily concentrated in the operations of our Opal Gas Plant. Revenues and contract income are dependent on the volume of gas furnished to the plant and the relative price differential between equivalent heating value contained in natural gas and natural gas liquids ("NGL"). During the second quarter of 2004, the gas plant averaged slightly over 279,000 MCF of processed gas per day and produced an average of 242,000 gallons of NGLs per day. We receive approximately 38.8% of the NGL production. The processed volumes represented approximately 80% of the 350,000 MCF per day design capacity.

THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

CONTRACT REVENUE

      Contract revenue increased $26,961 (29.4%) to $118,459 in the third quarter of 2004 over the same period in 2003 as detailed in the table below:

                         CONTRACT REVENUE - THREE MONTHS ENDED SEPTEMBER 30,
                         --------------------------------------------------
                                                     INCREASE    PERCENT
                             2004         2003      (DECREASE)   CHANGE
                           --------     --------     --------    ------
E & C                      $110,699     $ 90,365     $ 20,334     22.5%
Facilities                    7,760        1,133        6,627    584.9%
                           --------     --------     --------
Total Contract Revenue     $118,459     $ 91,498     $ 26,961     29.4%
                           ========     ========     ========

      During the third quarter of 2004, E&C revenue increased $20,334 (22.5%) as compared to the same period in 2003 primarily as a result of increases in onshore Nigeria ($39,601) related to the start-up of the Shell Petroleum Development Company EGGS and Offshore Gas Gathering System ("OGGS") projects, partially offset by delays in call-out work in West Africa, delays and work interruptions as a result of labor actions and community disturbances in Nigeria ($10,992), and the completion of work on the Chad-Cameroon Pipeline Project in the third quarter of 2003 ($4,816).

      During the third quarter of 2004, Facilities revenue increased $6,627 (584.9%) as compared to the same period of 2003 because of $6,798 of revenue from the Opal Gas Plant which commenced commercial production in the first quarter of 2004. Opal Gas Plant revenue represented 87.6% of the third quarter Facilities segment revenue.

CONTRACT INCOME

      Contract income increased $12,263 (255.7%) to $17,068 in the third quarter of 2004 over the same period in 2003 as detailed in the table below:

                         CONTRACT INCOME - THREE MONTHS ENDED SEPTEMBER 30,
                         -------------------------------------------------
                                                     INCREASE    PERCENT
                             2004         2003      (DECREASE)   CHANGE
                           --------     --------     --------    ------
E & C                      $ 14,658     $  3,782     $ 10,876     287.6%
Facilities                    2,400        1,013        1,387     136.9%
                           --------     --------     --------
Contract Income            $ 17,058     $  4,795     $ 12,263     255.7%
                           ========     ========     ========

      During the third quarter of 2004, E&C contract income increased $10,876 (287.6%) as compared to the same period in 2003 primarily as a result of a 9.1% improvement in margin ($8,184) and the additional margin associated with the $20,334 revenue increase ($2,692). While international margins remained relatively unchanged quarter-to-quarter, North American margins increased 22.5% to 12.3% in the third quarter of 2004 as compared to a negative 10.2% in the third quarter of 2003. The third quarter 2004 margin increase is amplified by the results recognized in the third quarter of 2003 when three of the four North American business units experienced negative margins and losses in contract income. The revenue increase was primarily related to the start-up of two West Africa projects in the third quarter of 2004 - EGGS and OGGS.

      During the third quarter of 2004, Facilities contract income increased $1,387 (136.9%) as compared to the same period in 2003. The contract income increase is related to the 2004 start-up of the Opal Gas Plant.

OTHER OPERATING ITEMS

      Depreciation and amortization expense increased by $1,079 (19.7%) in the third quarter of 2004 as compared to the same period in 2003 because of additional capital spending in Nigeria and Oman to support new and existing projects and depreciation charges related to the Opal Gas Plant's 2004 start-up.

      G&A expense increased from $8,846 in the third quarter of 2003 to $11,386 in the third quarter of this year, an increase of $2,540 (28.7%). The major contributors to the increased G&A expense levels in the third quarter of 2004 were marketing and bidding expenses in Asia, the Middle East and Latin America, which resulted in new prospects of over $1 billion; pre-award staffing to support the recently awarded major projects in West Africa and increased cost associated with regulatory compliance.

      Operating loss decreased $8,644 from $9,541 in the third quarter of 2003 to $897 in the third quarter of 2004. The improvement was primarily the result of the $26,961 increase in revenue and the strengthened North American E&C margins partially offset by increased G&A costs.

NON-OPERATING ITEMS

      Net interest expense increased $578 to $927 in the third quarter of 2004 as compared to the same period in the prior year. The increased interest expense reflects the addition of the $70,000 of Convertible Notes and amortization of the additional debt issue costs.

      The provision for income taxes was $2,930 on a pre-tax loss of $2,041 for the third quarter of 2004. The income tax provision is the result of accruing income taxes in Nigeria where taxes are calculated and paid based upon revenue versus pre-tax income. An increased tax expense of $3,916 results from comparing the third quarter of 2004 with the same quarter of 2003 when a $986 tax benefit was recognized. The unfavorable variance is largely the result of improved third quarter of 2004 performance among the North America business units. In North America, the Company recognized a tax benefit of $3,211 due to pretax losses in the third quarter of 2003 as compared to a tax benefit of $227 in the third quarter of 2004. Additionally, international income taxes were up quarter-to-quarter by $932 due to increased revenue in Nigeria where our taxes are based primarily on revenue.

NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

CONTRACT REVENUE

      Contract revenue increased $23,502 (7.5%) to $336,800 in the first nine months of 2004 over the same period in 2003 as detailed in the table below:

                         CONTRACT REVENUE - NINE MONTHS ENDED SEPTEMBER 30,
                         -------------------------------------------------
                                                     INCREASE    PERCENT
                             2004         2003      (DECREASE)   CHANGE
                           --------     --------     --------    ------
E & C                      $320,790     $309,683     $ 11,107      3.6%
Facilities                   16,010        3,615       12,395    342.9%
                           --------     --------     --------
Total Contract Revenue     $336,800     $313,298     $ 23,502      7.5%
                           ========     ========     ========

      During the first nine months of 2004, E&C revenue increased $11,107 (3.6%) as compared to the same period in 2003. International revenue increased $6,504 (3.4%) primarily from new work in Iraq ($51,012) and the third quarter of 2004 start-up of two new West Africa projects ($39,601), partially offset by the completion of the Chad-Cameroon Pipeline Project in 2003 ($51,143) and a year-to-year reduction in West Africa revenue related to delays in call-out work, and delays and work interruptions stemming from labor actions and community disturbances. North America revenue increased $4,603 (4.0%) largely from increased U.S. pipeline construction activity.

      During the first nine months of 2004, Facilities revenue increased $12,395 (342.9%) as compared to the same period in 2003 because of $13,245 of revenue from the Opal Gas Plant which commenced commercial production late in the first quarter of 2004. Opal Gas Plant revenue represents 82.7% of the first nine months of 2004 Facilities revenue.

CONTRACT INCOME

      Contract income increased $21,496 (68.7%) to $52,767 in the first nine months of 2004 over the same period in 2003 as detailed in the table below:

                         CONTRACT INCOME - NINE MONTHS ENDED SEPTEMBER 30,
                         ------------------------------------------------
                                                     INCREASE    PERCENT
                             2004         2003      (DECREASE)   CHANGE
                           --------     --------     --------    ------

E & C                      $ 47,358     $ 28,557     $ 18,801     65.8%
Facilities                    5,409        2,714        2,695     99.3%
                           --------     --------     --------
Contract Income            $ 52,767     $ 31,271     $ 21,496     68.7%
                           ========     ========     ========

      During the first nine months of 2004, E&C contract income increased $18,801 (65.8%) as compared to the same period in 2003. Improving North American margins resulted in a $14,192 increase in contract income. The North American margin for the first nine months of 2004 was 9.2% as compared to a negative 2.8% margin for the same period in 2003, an 11.9% period-to-period increase. Improvements in North American margins were a result of our engineering group's cost reduction initiatives and our pipeline construction group's 42% revenue increase. The margin improvements were amplified by a weak market in 2003. Internationally, contract income increased $4,609 in the first nine months of 2004, as compared to the same period in 2003, from the combined effects of contract income improvements attributable to the $6,307 second quarter Bolivia Transierra Pipeline contract variation settlement and new 2004 work in the Middle East, primarily in Iraq. These improvements were largely offset by the completion of the Chad-Cameroon Pipeline Project in 2003 and year-to-year decline in offshore Nigeria revenue levels and margins.

      During the first nine months of 2004, Facilities contract income increased $2,695 (99.3%) as compared to the same period in 2003 because of the 2004 start-up of the Opal Gas Plant.

OTHER OPERATING ITEMS

      Depreciation and amortization expense increased $961 (5.8%) primarily due to new depreciation charges related to the Opal Gas Plant's 2004 start-up and additional capital spending in Nigeria and Oman to support new and existing projects, partially offset by the elimination of depreciation expense on assets for the Chad-Cameroon Pipeline Project that was completed in 2003.

      G&A expense increased from $26,471 in the first nine months of 2003 to $33,004 in the first nine months of the current year, an increase of $6,533 (24.7%). The major contributors to the increased G&A expense levels in the first nine months of 2004 were marketing and bidding expenses in Asia, the Middle East and Latin America, which resulted in new prospects of approximately $1 billion; pre-award staffing to support the recently awarded major projects; increased levels of activity in Oman and Iraq, costs associated with negotiations and settlement on outstanding contract variations, and increased cost associated with regulatory compliance.

      Operating income increased $14,002 to $2,120 for the first nine months of 2004 from an operating loss of $11,882 in the same period in 2003. The operating income increase is due to increased contract income, driven by improved margins and higher revenue levels, partially offset by increased G&A expense.

NON-OPERATING ITEMS

      Net interest expense increased $1,020 to $2,155 during the first nine months of 2004 as compared to the same period in the prior year. The increased interest expense reflects the addition of the $70,000 of Convertible Notes and amortization of debt issue costs.

      We recognized a $5,966 tax expense on a $270 pre-tax income for the first nine months of 2004, an increase of $9,919 when compared to the $3,953 tax benefit recognized for the first nine months of 2003. The $9,919 increase in income tax expense includes the recognition of $2,401 of tax expense related to the Bolivia Transierra Pipeline contract variation settlement. By comparison, in the prior year a $1,291 tax benefit was recognized in Bolivia. The remainder of the increase is primarily attributable to improved first nine months of 2004 performance for the North American business units.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL REQUIREMENTS

      Our primary requirements for capital are to acquire, upgrade and maintain equipment, provide working capital for projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where we perceive growth opportunities, and finance the possible acquisition of new businesses and equity investments. We have met these capital requirements primarily from operating cash flows, a 2002 equity offering, borrowings under our credit facility, and the March and April 2004 Convertible Notes offering.

WORKING CAPITAL

      Cash and cash equivalents increased $25,333 (120.8%) to $46,302 at September 30, 2004 from $20,969 at December 31, 2003. The increase consists mainly of $70,000 from the sale of the Convertible Notes less the $14,000 repayment of the outstanding balance on the June 2002 credit agreement and $6,088 of debt issue cost related to the Convertible Notes and the 2004 Credit Facility, and $6,698 provided by operating activities. This increase was partially offset by $34,036 of investing activities related to the acquisition of equipment and spare parts for the new major projects, implementation of a new information system and the final costs to make the Opal Gas Plant fully operational.

      Working capital increased $43,113 (47.7%) to $133,479 at September 30, 2004 from $90,366 at December 31, 2003. The increase was primarily attributable to increased cash of $25,333, and increased prepaid expenses of $12,525, including $6,036 for a stockpile of iron ore for the concrete weight coating projects, and increased receivables of $77,811 partially offset by increased accounts payable and accrued liabilities ($31,455) and contract billings in excess of cost and recognized income ($23,705).

      Stockholders' equity was $208,519 as of September 30, 2004, a decrease of 0.8% from the $210,281 at December 31, 2003.

      We believe the anticipated increase in revenue, improvement in contract margins and a focus on reducing working capital requirements internationally will improve the Company's positive cash flow from operations in the fourth quarter of 2004.

2.75% CONVERTIBLE SENIOR NOTES

      On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the "Convertible Notes"). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes totaled $70,000. Completion of the Convertible Notes offering enhances our competitive position in the marketplace and provides a better matching of the funding of capital assets with the revenue and cash flow streams they are generating.

      The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15. The initial payment was made on September 15, 2004. The Convertible Notes mature on March 15, 2024, unless the notes are purchased, redeemed or converted earlier. We may redeem the Convertible Notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require us to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019, or upon a change of control related event. On March 15, 2011, or upon a change in control event, we must pay the purchase price in cash. On March 15, 2014 and 2019, we have the option of purchasing the notes with common stock in lieu of cash or a combination of common stock and cash. The holders of the Convertible Notes may convert, under certain circumstances, the notes into shares of our common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's common stock exceeds 120% of the then current conversion price, or $23.36 per share based on the initial conversion price. Upon conversion, we will have the right to deliver in lieu of shares of our common stock, cash or a combination of cash and shares of our common stock. In the event of a default of $10,000 or more on any credit agreement, including the 2004 Credit Facility, a corresponding event of default would result under the Convertible Notes. $14,000 of the net proceeds of approximately $67,024 from the March and April 2004 sale of Convertible Notes were used to repay all outstanding indebtedness under the $125,000 June 2002 credit agreement. The remainder will be used for working capital and for general corporate purposes.

2004 CREDIT FACILITY

      On March 12, 2004, the existing June 2002 credit agreement was amended and restated (the "2004 Credit Facility"). The 2004 Credit Facility will mature on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00%, or a Eurodollar Rate plus a margin ranging from 1.75% to 3.00%. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly ranging from 0.375% to 0.625%. The 2004 Credit Facility is collateralized by substantially all of our assets, including stock of our principal subsidiaries, prohibits the payment of cash dividends and requires us to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts.

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

      As of September 30, 2004, the 2004 Credit Facility had no outstanding borrowings and $34,963 in letters of credit outstanding. Under the borrowing base that is applicable to September 30, 2004 (based on August 31, 2004 financial statements), a total of $82,086 was available for the issuance of additional letters of credit and cash borrowings. Letters of credit are advanced at 75% of their face value, therefore indicating that a maximum of $109,448 could be used to issue letters of credit if the full availability were used for the issuance of letters of credit. Cash borrowings are restricted to $30,000.

LIQUIDITY

      We believe that cash flows from operations, borrowing capacity under the 2004 Credit Facility and the net proceeds from the Convertible Notes offering will be sufficient to finance working capital and capital expenditures for ongoing operations at our present level of activity and will provide capacity for expected growth. Capital expenditures for equipment and spare parts for the remainder of 2004 are estimated at $7,500 and $2,500, respectively. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively, there are not one or two events that, should they occur, could not be funded from our operations or borrowing capacity. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Political, Economic and Operational Risks" contained in Items 1 & 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      Although certain customer payments have been delayed beyond their anticipated payment date, we do not at this time anticipate any significant collection problems with our customers, including those in countries that may be experiencing economic and/or currency difficulties. Since our customers generally are major oil companies and government entities, and the terms for billing and collecting for work performed are generally established by contracts, we historically have a very low incidence of collectability problems.

CONTRACTUAL OBLIGATIONS

      As of September 30, 2004, we had $70,000 of outstanding debt related to the Convertible Notes. All of the outstanding debt under the $125,000 June 2002 credit agreement was repaid from the proceeds of the Convertible Notes offering.

      The October 23, 2002 acquisition of Mt. West Group included an earn-out amount in the purchase price equal to 25 percent of the combined adjusted net income, as defined in the definitive purchase agreement, of Mt. West Group for the 24-month period following the date of acquisition. During the third quarter of 2004, the earn-out was settled for $670. This amount was paid to the former shareholders of Mt. West Group, and accounted for as an increase in goodwill. Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, did not materially change outside of payments made in the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for a summary of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services in general and new prospects in particular, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, which could cause actual results to differ materially from our expectations including:

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

      -     the demand for energy diminishing; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2003 and 2004 or during the nine-month periods then ended.

      The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2004 due to the generally short maturities of these items. At September 30, 2004, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

      Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At September 30, 2004, none of our outstanding indebtedness was subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2004, the disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

      No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                 WILLBROS GROUP, INC.

Date: November 9, 2004           By:         /s/ Warren L. Williams
                                     ----------------------------------------
                                               Warren L. Williams
                                 Senior Vice President, Chief Financial Officer
                                                  and Treasurer
                                        (Principal Financial Officer and
                                          Principal Accounting Officer)

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