Form 10-K
period 2004-12-31
WILLBROS GROUP INC
filed 2005-11-22
CIK 895450

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-11953

                              WILLBROS GROUP, INC.
             (Exact name of registrant as specified in its charter)

       REPUBLIC OF PANAMA                               98-0160660
(Jurisdiction of incorporation)          (I.R.S. Employer Identification Number)

                               PLAZA 2000 BUILDING
                             50TH STREET, 8TH FLOOR
                               P.O. BOX 0816-01098
                           PANAMA, REPUBLIC OF PANAMA
                         TELEPHONE NO.: + 50-7-213-0947
          (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

           Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
      Title of each class           on which registered
      -------------------         -----------------------
Common Stock, $.05 Par Value      New York Stock Exchange
Preferred Share Purchase Rights   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No  X
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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes   X   No
                                         -----    -----

     Indicate by check mark whether the Registrant is a shell company (as
defined in Exchange Act Rule 12b-2). Yes       No   X
                                         -----    -----

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, was $318,254,484.

     As of March 21, 2005, 21,634,840 shares of the Registrant's Common Stock were outstanding.

                    Documents incorporated by reference: None

================================================================================

                              WILLBROS GROUP, INC.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Items 1.
  and 2.   Business and Properties.......................................      5

Item 3.    Legal Proceedings.............................................     36

Item 4.    Submission of Matters to a Vote of Security Holders...........     37

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities.............     38

Item 6.    Selected Financial Data.......................................     39

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................     41

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....     56

Item 8.    Financial Statements and Supplementary Data...................     57

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................     97

Item 9A.   Controls and Procedures.......................................     97

Item 9B.   Other Information.............................................     99

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............    100

Item 11.   Executive Compensation........................................    104

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management and Related Stockholder Matters.........    108

Item 13.   Certain Relationships and Related Transactions................    110

Item 14.   Principal Accountant Fees and Services........................    111

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules....................    112

Signatures ..............................................................    115

                           FORWARD-LOOKING STATEMENTS

     THIS FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-K THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS WHICH WE EXPECT OR ANTICIPATE WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), OIL, GAS, GAS LIQUIDS AND POWER PRICES, DEMAND FOR OUR SERVICES, THE AMOUNT AND NATURE OF FUTURE INVESTMENTS BY GOVERNMENTS, EXPANSION AND OTHER DEVELOPMENT TRENDS OF THE OIL, GAS AND POWER INDUSTRIES, BUSINESS STRATEGY, EXPANSION AND GROWTH OF OUR BUSINESS AND OPERATIONS, THE OUTCOME OF GOVERNMENT INVESTIGATIONS AND LEGAL PROCEEDINGS AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES WE MADE IN LIGHT OF OUR EXPERIENCE AND OUR PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AS WELL AS OTHER FACTORS WE BELIEVE ARE APPROPRIATE UNDER THE CIRCUMSTANCES. HOWEVER, WHETHER ACTUAL RESULTS AND DEVELOPMENTS WILL CONFORM TO OUR EXPECTATIONS AND PREDICTIONS IS SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. AS A RESULT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM OUR EXPECTATIONS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE CONTEMPLATED BY OUR FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

     - THE RESULTS OF GOVERNMENT INVESTIGATIONS INTO THE ACTIONS OF THE COMPANY AND OF CURRENT AND FORMER EMPLOYEES OF THE COMPANY, INCLUDING
          J. KENNETH TILLERY, THE FORMER PRESIDENT OF WILLBROS INTERNATIONAL, INC.;

     - THE IMPOSITION OF FINES, PENALTIES OR OTHER SANCTIONS THAT MIGHT BE IMPOSED AS A RESULT OF GOVERNMENT INVESTIGATIONS;

     - DIFFICULTIES WE MAY ENCOUNTER IN OBTAINING NEW BUSINESS, RETAINING EXISTING BUSINESS AND/OR COLLECTING RECEIVABLES IN NIGERIA AND ELSEWHERE BECAUSE OF THE SEVERANCE OF LONG-TERM RELATIONSHIPS WITH CONSULTANTS AND OTHER INDIVIDUALS;

     - ADVERSE RESULTS THAT WE COULD SUFFER IN CIVIL LITIGATION INVOLVING OR ARISING FROM THE ACTIONS OF CURRENT AND FORMER EMPLOYEES AND OFFICERS OF THE COMPANY;

     - THE ASSERTION BY PARTIES TO CONTRACTS WITH US THAT THE ACTIONS OF CURRENT AND FORMER EMPLOYEES OF THE COMPANY WERE IMPROPER WHICH CONSTITUTES A BREACH OF, OR OTHERWISE GIVE RISE TO CLAIMS UNDER, CONTRACTS TO WHICH WE ARE A PARTY;

     - DETERMINATION THAT THE ACTIONS OF CURRENT AND FORMER EMPLOYEES OF THE COMPANY CAUSED US TO BREACH OUR CREDIT AGREEMENTS OR DEBT INSTRUMENTS, WHICH COULD RESULT IN THE LACK OF ACCESS TO OUR CREDIT FACILITIES AND THE REQUIREMENT TO CASH COLLATERALIZE OUR EXISTING LETTERS OF CREDIT;

     - THE COMMENCEMENT BY FOREIGN GOVERNMENTAL AUTHORITIES OF INVESTIGATIONS INTO THE ACTIONS OF CURRENT AND FORMER EMPLOYEES OF THE COMPANY, AND THE DETERMINATION THAT SUCH ACTIONS CONSTITUTED VIOLATIONS OF FOREIGN LAW;

     - THE DISHONESTY OF EMPLOYEES AND/OR OTHER REPRESENTATIVES OR THEIR REFUSAL TO ABIDE BY APPLICABLE LAWS AND THE COMPANY'S ESTABLISHED POLICIES AND RULES;

     -    CURTAILMENT OF CAPITAL EXPENDITURES IN THE OIL, GAS, AND POWER
          INDUSTRIES;

     -    POLITICAL OR SOCIAL CIRCUMSTANCES IMPEDING THE PROGRESS OF OUR WORK;

     -    FAILURE TO OBTAIN THE TIMELY AWARD OF ONE OR MORE PROJECTS;

     -    CANCELLATION OF PROJECTS;

     -    INCLEMENT WEATHER;

     - PROJECT COST OVERRUNS, UNFORESEEN SCHEDULE DELAYS, AND THE APPLICATION OF LIQUIDATED DAMAGES;

     - FAILING TO REALIZE COST RECOVERIES FROM PROJECTS COMPLETED OR IN PROGRESS WITHIN A REASONABLE PERIOD AFTER COMPLETION OF THE RELEVANT PROJECT;

     - INABILITY TO IDENTIFY AND ACQUIRE SUITABLE ACQUISITION TARGETS ON REASONABLE TERMS;

     -    INABILITY TO OBTAIN ADEQUATE FINANCING;

     -    LOSS OF THE SERVICES OF KEY MANAGEMENT PERSONNEL;

     -    THE DEMAND FOR ENERGY MODERATING OR DIMINISHING;

     - DOWNTURNS IN GENERAL ECONOMIC, MARKET OR BUSINESS CONDITIONS IN OUR TARGET MARKETS;

     - CHANGES IN THE EFFECTIVE TAX RATE IN COUNTRIES WHERE OUR WORK WILL BE PERFORMED;

     -    CHANGES IN APPLICABLE LAWS OR REGULATIONS;

     -    CHANGES IN THE SCOPE OF OUR EXPECTED INSURANCE COVERAGE;

     -    INABILITY TO MANAGE INSURABLE RISK AT AN AFFORDABLE COST;

     - THE OCCURRENCE OF THE RISK FACTORS LISTED ELSEWHERE IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME; AND

     -    OTHER FACTORS, MOST OF WHICH ARE BEYOND OUR CONTROL.

     CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FORM 10-K ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE THAT THE ACTUAL RESULTS OR DEVELOPMENTS WE ANTICIPATE WILL BE REALIZED OR, EVEN IF SUBSTANTIALLY REALIZED, THAT THEY WILL HAVE THE CONSEQUENCES FOR, OR EFFECTS ON, OUR BUSINESS OR OPERATIONS THAT WE ANTICIPATE TODAY. WE ASSUME NO OBLIGATION TO UPDATE PUBLICLY ANY SUCH FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FOR A MORE COMPLETE DESCRIPTION OF THE CIRCUMSTANCES SURROUNDING THE ACTIONS OF THE CURRENT AND FORMER EMPLOYEES OF THE COMPANY, SEE THE RISK FACTORS INCLUDED IN THIS FORM 10-K BEGINNING ON PAGE 27.

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

RESTATEMENT

     As a result of an internal investigation, which is more fully described in
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Restatement" of this Form 10-K, the Company's financial results for the years ended December 31, 2000, 2001, 2002 and 2003, and the first three quarters of 2004 have been restated. All financial results presented in this report for these periods reflect the restatement.

GENERAL

     We are an independent international contractor serving the oil, gas and power industries and government entities worldwide. We currently operate our business in two segments: the United States and Canada (which we refer to as "United States & Canada") and all other countries outside of the United States & Canada (which we refer to as "International"). We provide construction and engineering services to industry and governmental entities worldwide, specializing in pipelines and associated facilities for onshore, coastal and offshore locations. We are also actively involved in asset development, ownership and operations as an extension of our construction and engineering services. We place particular emphasis on projects in countries where we believe our experience gives us a competitive advantage, including several developing countries.

     Our construction and engineering services include the building or fabrication and installation or replacement of:

     -    major pipelines;

     -    gathering systems;

     -    flow stations;

     -    pump stations;

     -    gas compressor stations;

     -    gas processing facilities;

     -    oil and gas production facilities;

     -    subsea facilities;

     -    offshore jackets and decks;

     -    modular processing facilities;

     -    piers;

     -    pressure vessels;

     -    dock facilities; and

     -    bridges.

     Construction services are provided utilizing a large fleet of company-owned and leased equipment that includes marine vessels, barges, dredges, pipelaying equipment, heavy construction equipment, transportation equipment and camp equipment. Our equipment fleet is supported by an extensive inventory of spare parts and tools, which we strategically position and maintain throughout the world to maximize availability and minimize cost. We also own and operate fabrication facilities in Canada, Nigeria, the United States, and Venezuela. Through our construction resources, we also provide specialty services, including asset development and operations. Our asset development and operations (also referred to as "facility operations") include assets developed under "Build, Own and Operate" contracts, such as the fueling facilities operated for the Defense Energy Support Center, an agency of the U.S. government, a gas processing plant owned by us in the Opal, Wyoming area, and a water injection facility in Venezuela.

     Our engineering services include:

     -    feasibility studies;

     -    conceptual and detailed engineering services;

     -    field services, material procurement; and

     -    overall project management.

     We provide our engineering services through engineering resources located in Salt Lake City (Murray), Utah, Tulsa, Oklahoma, and Houston, Texas.

     We trace our roots to the construction business of Williams Brothers Company, founded in 1908. Through successors to that business, we have completed many landmark projects around the world, including the "Big Inch" and "Little Big Inch" War Emergency Pipelines (1942-44), the Mid-America Pipeline (1960), the TransNiger Pipeline (1962-64), the Trans-Ecuadorian Pipeline (1970-72), the northernmost portion of the Trans-Alaska Pipeline System (1974-76), the All-American Pipeline System (1984-86), Colombia's Alto Magdalena Pipeline System (1989-90), a portion of the Pacific Gas Transmission System expansion (1992-93), and through a joint venture led by a subsidiary of ours, the Chad-Cameroon Pipeline (2000-2003).

     Over the years, we have been employed by more than 400 clients to carry out work in 55 countries. Within the past ten years, we have worked in Africa, Asia, Australia, the Middle East, North America and South America. We have historically had a steady base of operations in the United States, Canada, Nigeria, Oman, and Venezuela, which has been enhanced by major projects in Australia, Bolivia, Cameroon, Chad, Ecuador, Egypt, Gabon, Indonesia, Ivory Coast, Kuwait, Mexico and Pakistan.

     Private sector clients have historically accounted for the majority of our revenue. Government entities and agencies have accounted for the remainder. Our top ten clients were responsible for 64 percent of our total revenue in 2004 (75 percent in 2003 and 2002). In 2004, operating units of Royal Dutch/Shell Group and Halliburton accounted for 21 percent and 11 percent of our total revenue, respectively.

CORPORATE STRUCTURE

     We are incorporated in the Republic of Panama and maintain our headquarters at Plaza 2000 Building, 50th Street, 8th Floor, P.O. Box 0816-01098, Panama, Republic of Panama; our telephone number is +50-7-213-0947. Panama's General Corporation Law is substantially modeled on the New York and Delaware corporate laws as they existed in 1932. Panama does not tax income derived from activities conducted outside Panama. The principal subsidiaries of Willbros Group, Inc. are:

     -    Willbros International, Inc.; and

     -    Willbros USA, Inc.

     At the beginning of 2004, 100 percent ownership of the Willbros RPI, Inc. and Willbros Mt. West, Inc. subsidiaries was transferred to Willbros USA, Inc. Willbros USA, Inc. now owns all United States subsidiaries of the Company.

     All significant International operations are carried out by material direct or indirect subsidiaries of Willbros International, Inc., which is also a Panamanian corporation. Such material subsidiaries include:

     -    Willbros Middle East, Inc.;

     -    Willbros West Africa, Inc.;

     -    Willbros (Nigeria) Limited;

     -    Willbros (Offshore) Nigeria Limited;

     -    Constructora CAMSA, C.A.;

     -    The Oman Construction Company LLC; and

     -    Willbros Transandina, S.A.

     All significant operations in the United States & Canada are carried out by material direct or indirect subsidiaries of Willbros Group, Inc. Such material subsidiaries include:

     -    Willbros RPI, Inc.;

     -    Willbros MSI Canada Inc.;

     -    Willbros Mt. West, Inc.;

     -    Willbros Engineers, Inc.;

     -    Willbros Project Services, Inc.; and

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

CURRENT MARKET CONDITIONS

     We believe the fundamentals supporting the demand for engineering and construction services for the energy industry will continue to be strong for the next two to five years. We expect demand in the International market, which has led the improvement in backlog in 2004, to continue to be strong. We also expect an improvement in our market position in the United States & Canada market to increase our level of activity in that market in 2005 and 2006. The following factors have caused the short-term outlook for our business to strengthen:

     - Increased demand in North America for natural gas has resulted in the citing, permitting and approval of at least three new liquefied natural gas ("LNG") regasification terminals in addition to multiple proposals for additional facilities, principally: regasification terminals and connecting pipelines in North America.

     - Increased demand for natural gas worldwide has also resulted in new LNG liquefaction facilities and expansion of existing facilities to meet the higher demand levels. These new facilities require additional pipeline capacity to transport the feed gas for liquefaction.

     - Improved global economic conditions have increased demand for oil, gas, and power resulting in an increase in the expected number of oil, gas and power projects.

     - The increasing use of the engineering, procurement and construction ("EPC") contract model should allow us to improve our market share in North America.

     - In West Africa, we have major energy infrastructure projects under contract and underway and believe there are opportunities for us to perform multiple phases of follow-on work on these projects.

     - New holders of North American pipeline assets acquired in the past two years through merger or outright purchase are now implementing plans to expand or upgrade those assets.

     - Major customers are benefiting from high discretionary cash flow which should enable them to implement expanded capital construction programs.

     As a result of these factors, we expect our revenue in 2005 to increase substantially from the 2004 level.

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

     - Decline in existing producing reservoirs which will require additional investment to stabilize or reverse the decline in production;

     -    Initiatives to reduce natural gas flaring worldwide; and

     -    Aging of energy infrastructure.

     A February 2004 industry survey of pipeline construction suggests that planned worldwide pipeline construction will be higher in 2005 than in 2004. This report indicates that approximately $27 billion is planned to be spent worldwide in 2005 on pipeline construction and related infrastructure, compared to approximately $19 billion planned to have been spent in 2004. The survey also indicates that approximately 60,000 miles of pipeline construction are planned for 2005 and beyond, up slightly over comparable figures (59,000 miles) for 2004 and beyond. We expect more than $7 billion of these projects to meet our bidding criteria in 2005 and through mid-2006, and we expect to aggressively pursue these opportunities.

     Partially offsetting these positive factors is the potential for political and social unrest in some countries in which we operate:

     - Continuing unrest and security concerns in the Middle East have created greater than normal uncertainty in the global oil markets. This uncertainty continues to cause caution among oil and gas producers with respect to their planned capital expenditure programs. This caution is despite the high levels for oil and gas prices enjoyed by producers over the past two years and may also stem from skepticism as to the sustainability of current energy prices.

     - Policies of populist governments in some South American countries have caused foreign investment in certain sectors, including energy, to decrease.

     - The political situation in Venezuela remains uncertain and projects continue to be delayed.

     - The Government of Venezuela continues to pursue an agenda which includes renegotiation of contracts with foreign investors.

BUSINESS STRATEGY

     We seek to maximize stockholder value through our business strategy. The core elements of this strategy are to:

     - Concentrate on projects and prospects in areas where we can be most competitive and obtain the highest profit margins consistent with the appropriate level of contractual and geo-political risk;

     - Pursue EPC contracts with vigor because they can often yield higher profit margins on the engineering and construction components of the contract than stand-alone contracts for similar services;

     - Focus on performance and project execution in order to maximize the profit potential on each contract awarded;

     - Place an increased focus on our commitments to safety and quality because these elements of performance measurement are increasingly important as differentiators from our competitors;

     - Develop alliances with other service providers who will enhance our capabilities and competitiveness in markets throughout the world;

     - Pursue growth through expansion and acquisitions in complementary business lines;

     - Pursue asset development and operation opportunities to leverage our expertise in design and construction, and to provide a more predictable stream of revenue and cash flow;

     - Maintain a strong balance sheet, which balances business risk with financial risk, and keep operating and overhead costs commensurate with anticipated levels of revenue; and

     - Pursue alliances and equity investment opportunities with clients to secure long-term contracts which provide greater stability in our future revenue and cash flow streams.

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

     In carrying out the core elements of our long-term strategies, we build from the following:

     Geographic Focus. Our objective is to maintain and enhance our presence in regions where we have developed a strong base of operations, such as Africa, the Middle East, North America and South America, by capitalizing on our local experience, established contacts with local customers and suppliers, and familiarity with local working conditions. In pursuing this strategy, we seek to identify a limited number of long-term niche markets in which we can outperform the competition and establish an advantageous position. In 2001, to establish our presence in Canada, we acquired Willbros MSI Canada Inc. (formerly MSI Energy Services Inc.), a Canadian contractor active in the oil sands producing area of northern Alberta. In 2002, we acquired the Mt. West Group to increase and complement our engineering and construction, and EPC capabilities. The Mt. West Group acquisition also enhanced our presence in the northwestern United States. We also seek to establish or enhance our presence in other strategically important areas.

     EPC Contracts. We will continue to pursue EPC contracts because they can often yield higher profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. In performing EPC contracts, we participate in numerous aspects of a project. We are therefore able to determine the most efficient design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. EPC contracts enable us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects. We intend to capitalize on being one of the few pipeline construction companies worldwide with the ability to provide the full range of EPC services in order to capture more of this business.

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

     Safety and Quality Improvements. Our Health, Safety and Environmental ("HSE") program enhances our ability to meet the specific requirements of our customers through continuous improvements to all our business processes. The HSE program is a systems-based approach that follows the API 9100 guidelines. These guidelines are based on regulatory laws and best practices that include general standards, construction activities and maintenance operations in the oil services industry, and focus on management leadership in the safety process. HSE goals and objectives are an integral part of our business strategy, aimed to promote continuous improvement in safety performance through management commitment and visibility. Our HSE program includes specific training, audits, recognition and accountability, action plans, and pre-planning as proactive measures.

     Strategic Alliances. We seek to establish strategic alliances with companies, whose resources, skills and strategies are complementary to and are likely to enhance our business opportunities, including the formation of joint ventures and consortia to achieve a competitive advantage and share risks. We currently have alliances to pursue or perform work in Abu Dhabi, Algeria, Australia, Canada, China, Libya, Saudi Arabia, the United States, and Venezuela.

     Acquisitions. We seek to identify, evaluate and acquire companies that offer growth opportunities and that complement our resources and capabilities. Consistent with this strategy, in October 2002, we acquired the Mt. West Group, a group of four closely-held engineering and construction companies operating principally in the western region of the United States.

     Asset Development and Operations. We may decide to make an equity investment in a project in order to enhance our competitive position and/or maximize project returns. In 1998, this strategy led to our Venezuelan subsidiary taking a 10 percent equity interest in a joint venture which was awarded a 16-year contract to operate, maintain and refurbish water injection facilities in Lake Maracaibo, Venezuela. Also, since 1998, we have owned and operated fueling facilities for an agency of the U.S. Government. In 2003, we entered into an agreement with a U.S. natural gas processor to design, construct and own a gas processing plant near Opal, Wyoming to process gas production from nearby fields for an annual processing fee plus a share of sales of natural gas liquids extracted. The Opal Gas Plant was completed in early 2004 and is currently in commercial operation.

     Conservative Financial Management. We emphasize the maintenance of a strong balance sheet in financing the development and growth of our business. We also seek to obtain contracts that are likely to result in recurring revenue in order to partially mitigate the cyclical nature of our construction and engineering businesses. Additionally, whenever possible we act to minimize our exposure to currency fluctuations through the use of U.S. dollar-denominated contracts and by limiting payments in local currency to approximately the amount of local currency expense. We may seek new financing, in the form of either debt or equity, as market conditions allow and as business opportunities and capital equipment requirements may dictate.

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

1974-76 Led a joint venture which built the northernmost 225 miles (365 kilometers) of the Trans Alaska Pipeline System.

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

1984-86 Constructed, through a joint venture, the All-American Pipeline System, a 1,240-mile (1,995-kilometer), 30-inch heated pipeline, including 23 pump stations, in the United States.

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

1987 Rebuilt 25 miles (40 kilometers) of the Trans-Ecuadorian crude oil pipeline, mobilizing to Ecuador in two weeks and completing work within six months after major portions were destroyed by an earthquake.

1988-92 Performed project management, engineering, procurement and field support services to expand the Great Lakes Gas Transmission System in the northern United States. The expansion involved modifications to 13 compressor stations and the addition of 660 miles (1,060 kilometers) of 36-inch pipeline in 50 separate loops.

1989-92  Provided pipeline engineering and field support services for the Kern
         River Gas Transmission System, a 36-inch pipeline project extending over 685 miles (1,100 kilometers) of desert and mountains from Wyoming to California.

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

2000 Acquired Rogers & Phillips, Inc., a United States pipeline construction company.

2000     Relocated the Willbros USA, Inc. administrative headquarters from
         Tulsa, Oklahoma to Houston, Texas.

2001 Acquired MSI Energy Services Inc., an Alberta, Canada based contractor working in the oil sands area, and established a presence in Canada.

2001     Ended year with record backlog of $407.6 million.

2002     Acquired the Mt. West Group to enhance presence in the western United
         States and to improve our service capabilities worldwide.

2002 Completed engineering and project management of the Gulfstream project, a $1.6 billion natural gas pipeline system from Mobile, Alabama crossing the Gulf of Mexico and serving markets in central and southern
         Florida.

2002 Elected Michael F. Curran CEO, succeeding Larry J. Bump, who retired after 22 years as Willbros CEO.

2002 Completed the Centennial Pipeline Project: FERC application support, engineering, procurement, construction and construction management of new-build and conversion to refined products service of a natural gas system from Gulf Coast to mid-western United States, 797 miles (1,275 kilometers) of 24-inch and 26-inch pipelines and facilities.

2003 Completed work on the Explorer Pipeline Mainline expansion project, adding 12 new pump stations and additional storage to this products pipeline from the Gulf Coast to central Illinois.

2003 Completed an EPC contract for the 665-mile (1,070-kilometer), 30-inch crude oil Chad-Cameroon Pipeline Project, through a joint venture with another international contractor.

2003 Completed construction of the GASYRG natural gas pipeline in Bolivia, 144 miles (230 kilometers) of 32-inch pipeline from the San Alberto gas field to connect with export facilities to Brazil.

2004     Completed construction and began commercial operation of the Opal Gas
         Plant with nominal capacity of 350 million standard cubic feet per day.

2004     Began work on the Eastern Gas Gathering System ("EGGS") project, an
         83-kilometer 40-inch feed gas pipeline to the Bonny Island LNG facilities in Nigeria.

2004     Awarded the contract for the onshore portions of the West Africa Gas
         Pipeline project, to transport natural gas from Nigeria to end users in Ghana, Togo and Benin.

2004     Began work on a field upgrade East Area Platforms Retrofit and Wellhead
         Tie-ins Project ("EPC-IV"), offshore Nigeria, for a major exploration and production company.

2004     Completed pipeline rehabilitation and replacement project in Iraq.

2004     Ended year with record backlog of $660.9 million.

BUSINESS SEGMENTS

     Historically, the Company reported in one operating segment offering three integrated services: engineering, construction, and specialty. In mid-2004, the Company restructured its operating segments to include Engineering and Construction and Facilities Development and Operations. Beginning in the fourth quarter of 2004, the Company restructured its business into two operating segments, International and United States & Canada. All periods presented reflect this change in segments.

     The Company's segments are strategic business units that are managed separately as each segment has different operational requirements and marketing strategies. Management believes, due to the composition of current work and potential work opportunities, and the nuances of the geographic markets the Company serves, that the organization should be viewed on a geographic basis. Consequently, the businesses have been restructured and we are reporting on the basis of two operating segments: International and United States & Canada. The International segment consists of all construction, engineering and facilities development operations in countries other than the United States and Canada. Currently such operations are in Africa, the Middle East, and South America. The United States & Canada segment consists of all construction, engineering and facilities development operations in the United States and Canada. The Company's corporate operations include the general and administrative and financing functions of the organization. The costs of these functions are allocated between the two operating segments. The Company's corporate operations also include various other assets that are allocated between the two operating segments. Inter-segment revenue and revenue between geographic areas are not material.

     The tables below reflect the Company's business segments as of and for the years ended December 31, 2004, 2003, and 2002: (All table dollar amounts in thousands)

                                              Year Ended December 31, 2004
                                        ----------------------------------------
                                                                   United States
                                          Total    International      & Canada
                                        --------   -------------   -------------
Revenue                                 $483,318      $290,524       $192,794
Operating expense:
   Contract costs                        417,671       249,660        168,011
   Depreciation and amortization          16,747         9,135          7,612
   General and administrative             46,614        22,600         24,014
   Other operating costs                   3,571         3,571             --
                                        --------      --------       --------
                                         484,603       284,966        199,637
                                        --------      --------       --------
Operating income (loss)                 $ (1,285)     $  5,558       $ (6,843)
                                        ========      ========       ========

                                          Year Ended December 31, 2003 RESTATED
                                        ----------------------------------------
                                                                   United States
                                          Total    International      & Canada
                                        --------   -------------   -------------
Revenue                                 $416,573      $262,241       $154,332
Operating expense:
   Contract costs                        374,442       223,672        150,770
   Depreciation and amortization          15,570         8,727          6,843
   General and administrative             36,300        16,321         19,979
   Other operating costs                   2,314         2,314             --
                                        --------      --------       --------
                                         428,626       251,034        177,592
                                        --------      --------       --------
Operating income (loss)                 $(12,053)     $ 11,207       $(23,260)
                                        ========      ========       ========

                                          Year Ended December 31, 2002 RESTATED
                                        ----------------------------------------
                                                                   United States
                                          Total    International      & Canada
                                        --------   -------------   -------------
Revenue                                 $582,829      $337,592        $245,237
Operating expense:
   Contract costs                        494,318       287,330         206,988
   Depreciation and amortization          16,627        10,697           5,930
   General and administrative             34,046        16,191          17,855
   Other operating costs                   3,076         3,076              --
                                        --------      --------        --------
                                         548,067       317,294         230,773
                                        --------      --------        --------
Operating income                        $ 34,762      $ 20,298        $ 14,464
                                        ========      ========        ========

Total assets by segment are presented below:

                                                                 December 31,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
                                                                        RESTATED
International                                                $225,262   $204,237
United States & Canada                                        191,848    100,457
                                                             --------   --------
Total Consolidated Assets                                    $417,110   $304,694
                                                             ========   ========

     Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

     Customers representing more than 10 percent of total contract revenue are as follows:

                                                        Year Ended December 31,
                                                      --------------------------
                                                      2004     2003       2002
                                                      ----   --------   --------
                                                             RESTATED   RESTATED
Customer A                                             21%      14%        --%
Customer B                                             11       --         --
Customer C                                             --       16         29
Customer D                                             --       --         16
                                                      ---      ---        ---
                                                       32%      30%        45%
                                                      ===      ===        ===

     Information about the Company's operations in its significant work countries is shown below:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2004       2003       2002
                                                  --------   --------   --------
                                                             RESTATED   RESTATED
Contract revenue:
   United States (1)                              $159,270   $130,155   $231,552
   Nigeria                                         121,774     53,252     49,230
   Iraq                                             54,029     10,057         --
   Offshore West Africa                             49,784     62,988     59,285
   Oman                                             36,846     40,885     17,244
   Canada                                           33,524     24,177     13,685
   Venezuela                                        17,750     29,312     12,835
   Bolivia                                           6,368      3,943     45,105
   Ecuador                                           3,222         --         --
   Cameroon                                            336     61,605    136,149
   Australia                                           415         --         --
   Dominican Republic                                   --        199     17,744
                                                  --------   --------   --------
                                                  $483,318   $416,573   $582,829
                                                  ========   ========   ========

(1) Net of inter-country revenue of $11,845 in 2004, $9,009 in 2003, and $25,849 in 2002.

                                                           December 31,
                                                  ------------------------------
                                                    2004       2003       2002
                                                  --------   --------   --------
                                                             RESTATED   RESTATED
Long-lived assets:
   United States                                  $ 49,521   $ 41,359    $24,298
   Nigeria                                          31,824     20,129     17,562
   Offshore West Africa                             12,281     11,038     10,040
   Canada                                            6,554      4,289      3,852
   Oman                                              4,214      4,705      3,116
   Venezuela                                         4,835      5,450      6,962
   Bolivia                                           1,703      2,806      3,503
   Cameroon                                             --      3,089      7,262
   Other                                             5,711      2,035        199
                                                  --------   --------    -------
                                                  $116,643   $ 94,900    $76,794
                                                  ========   ========    =======

SERVICES PROVIDED

     The Company provides engineering, construction, specialty services and development activities in each of the geographic segments described above. We also have experience in the operation of the types of facilities we design and build. We may make equity investments in some projects to enhance our competitive position for the work assignments associated with the project. In other instances, our experience enables us to understand and manage project completion risk and in these cases we may elect to develop and own a complete facility which will provide attractive internal rates of return over an extended period of time.

ENGINEERING SERVICES

     We provide project management, engineering, and material procurement services to the oil, gas and power industries and government agencies. We specialize in providing engineering services to assist clients in constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, and field gathering and production facilities. Over the years, we have developed expertise in addressing the unique engineering challenges involved with pipeline systems and associated facilities to be installed where climatic conditions are extreme, areas where environmental sensitivity must be crossed, and fluids which present extreme health hazards or which present technical challenges regarding the selection of materials for fluid/gas conveyance.

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

     The buying process of our customers includes close scrutiny of our experience and capabilities with respect to project requirements. Some of those requirements involve:

     Climatic Constraints. In the design of pipelines and associated facilities to be installed in harsh environments, special provisions for metallurgy of materials and foundation design must be addressed. We are experienced in designing pipelines for arctic conditions (where permafrost and extremely low temperatures are prevalent), desert conditions, mountainous terrain, swamps and offshore.

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

     Liquids Pipelines and Storage Facility Design. We have engineered a number of crude oil and refined petroleum products systems throughout the world, and have become recognized for our expertise in the engineering of systems for the storage and transportation of petroleum products and crude oil. In 2001, we provided engineering and field services for conversion of a natural gas system in the mid-western United States, involving over 794 miles (1,270 kilometers) of 24-inch to 26-inch diameter pipeline to serve the upper Midwest with refined petroleum products. We recently completed EPC services for the expansion of another petroleum products pipeline to the Midwest involving 12 new pump stations, modifications to another 13 pump stations and additional storage.

     U.S. Government Services. Since 1981, we have established our position with U.S. government agencies as a leading engineering contractor for jet fuel storage and aircraft fueling facilities, having performed the engineering for major projects at seven U.S. military bases including three air bases outside the U.S. The award of these projects was based largely on contractor experience and personnel qualifications. In the past four years, we have won four of seven so-called "Build, Own, and Operate", or "BOO" projects, to provide fueling facilities at four military bases in the United States for the U.S. Defense Energy Support Center.

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

CONSTRUCTION SERVICES

     We are one of the most experienced contractors serving the oil, gas and power industries. Our construction capabilities include the expertise to construct and replace large-diameter cross-country and offshore pipelines; to fabricate engineered structures and process modules and facilities; to construct oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities and other related facilities; and to construct offshore platforms, subsea facilities, piers, docks and bridges.

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

     -    inspect welds non-destructively;

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

     -    install cathodic protection system; and

     -    perform final clean up.

     Special equipment and techniques are required to construct pipelines across wetlands and offshore. We use swamp pipelaying methods extensively in Nigeria, where a significant portion of our construction operations are carried out in the Niger River Delta. In addition to our primary offshore and swamp equipment such as lay barges, dredges and swamp backhoes, we have a substantial investment in support vessels, including tugboats, barges, supply boats and houseboats, which are required in order to maintain and support our capabilities in offshore and swamp pipeline construction.

     Fabrication. Fabrication services can be a more efficient means of delivering engineered, major process or production equipment with improved schedule certainty and quality. We provide fabrication services in both the International and United States & Canada segments and are capable of fabricating such diverse deliverables as process modules, subsea templates, flare piles and tips and offshore jackets and decks. The deepwater projects being developed offshore West Africa offer significant opportunities for fabrication services and we have completed initial projects in 2004 which establish Willbros as a qualified provider of these services. We are one of the few qualified companies able to offer local content and meet stringent quality requirements. Additional emphasis by the host government on local content has the effect of making our service capabilities more attractive to project developers. These developers are required by the government to demonstrate that their projects meet certain levels of local content. Also, Willbros MSI Canada Inc. ("Willbros MSI") made the commitment in early 2005 to purchase an additional 90,000 square foot fabrication facility in Edmonton, Alberta. This facility will expand Willbros MSI fabrication capability to provide process modules to the burgeoning heavy oil market in northern Alberta. Including the new facility in Edmonton, Willbros MSI currently operates three fabrication facilities in Ft. McMurray and Edmonton, Alberta, Canada.

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

     Marine Construction. Our marine construction equipment, including conventional combination derrick/pipelay barges, pile driving barges, tugs and support vessels, service the Venezuelan Lake Maracaibo and near shore areas and the offshore Nigeria area. In Lake Maracaibo and near shore locations, we construct and install fixed drilling and production platforms, berthing docks, jetties and mooring facilities. Offshore Nigeria, the primary construction vessels we own and operate are the combination derrick/pipelay barge WB 318, the hook up/support barge WB 82, and the multi-purpose motor vessel Eros III. We also operate the shallow water pipelay barge LB 41. The WB 318 size of 300' x 90', lift capacity of 250 tons and center slot pipelay make the vessel ideal for the Nigerian offshore projects involving platform installation, removal and pipelay for up to 24-inch pipe in water depths up to 200 feet. The hook up barge WB 82, measuring 256' x 69' with quarters for 150 persons and a 100 ton crane, is well suited for the platform and facilities retrofit and maintenance projects in the area. The 3,200 horsepower M/V Eros III, measuring 150' x 36', with quarters for 42 and a four-point mooring system, is well suited for construction support, platform survey, dive support and survey projects. The LB 41, a 180' x 54' shallow water pipelay vessel, is well suited for the shallow water pipelay market for offshore Nigeria.

SPECIALTY SERVICES

     We provide a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines. Frequently, such services require the utilization of specialized equipment, which is costly and requires operating expertise. Due to the initial equipment cost and operating expertise required, many client companies hire us to perform these services. We own and operate a variety of specialized equipment that is used to support construction projects and to provide a wide range of oilfield services. We provide the following primary types of specialty services:

     -    Dredging;

     -    Pipe Coating;

     -    Concrete Weight Coating;

     -    Pipe Double-Jointing;

     -    Piling;

     -    Pressure Vessels;

     -    Marine Heavy Lift Services;

     -    Transport of Dry and Liquid Cargo;

     -    Rig Moves;

     -    Maintenance and Repair Services; and

     -    Facilities Development and Operations.

FACILITIES DEVELOPMENT AND OPERATIONS

     Our workforce has significant experience in the operation of the types of facilities we design and build. In some instances, we make equity investments in projects to enhance our competitive position for the work assignments associated with the project. In other instances, our experience enables us to understand and manage project completion risk, and in these cases we may elect to develop and own a complete facility which will provide attractive internal rates of return over an extended period of time.

     We currently have equity positions in and operate the following facilities in our United States & Canada segment:

     Opal Gas Plant. We designed, built and own a turbo-expander plant which processes gas produced from the Pinedale anticline. Designated TXP4, the plant is located near Opal, Wyoming in southwestern Wyoming and is designed to process volumes in excess of 350 million standard cubic feet per day of natural gas, producing 7,000 to 11,000 barrels per day of natural gas liquids at various operating conditions. We receive an annual processing fee under a 10-year contract and share in the proceeds from the sales of natural gas liquids extracted. The Opal Gas Plant began commercial natural gas processing activity in the first quarter of 2004.

     U.S. Defense Energy Support Center. Since 1998, we have constructed five fueling facilities for the U.S. Defense Energy Support Center. Currently, we own and operate two fueling facilities at Ft. Bragg, North Carolina, which were constructed by us in 1998 and a similar facility completed in 2000 at Twenty-nine Palms Marine Corps Base in California. In 2001, we were awarded contracts for similar facilities at Ft. Stewart, Georgia and Ft. Gordon, Georgia; these facilities were completed and operational in 2002. In 2005, we were awarded a contract for another such facility at Ft. Campbell, Kentucky.

     In our International segment in 1998, through our Venezuelan subsidiary, we took a 10 percent equity interest in a joint venture which was awarded a 16-year contract to operate, maintain and refurbish water injection facilities on Lake Maracaibo in Venezuela.

GEOGRAPHIC REGIONS

     The Company operates, or has operated, worldwide, but has focused its operations in recent years on certain markets in North America, South America, West Africa and the Middle East. The resulting operating segments of International and United States & Canada are shown in the following table, which reports our contract revenue for 2004, 2003 and 2002.

                                               Year Ended December 31,
                            ------------------------------------------------------------
                                   2004             2003 RESTATED        2002 RESTATED
                            ------------------   ------------------   ------------------
                             Amount    Percent    Amount    Percent    Amount    Percent
                            --------   -------   --------   -------   --------   -------
                                            (Dollar amounts in thousands)
CONTRACT REVENUE
International ...........   $290,524     60.1%    $262,241     63.0%   $337,592     57.9%
United States & Canada ..    192,794     39.9      154,332     37.0     245,237     42.1
                            --------    -----     --------    -----    --------    -----
   Total ................   $483,318    100.0%    $416,573    100.0%   $582,829    100.0%
                            ========    =====     ========    =====    ========    =====

INTERNATIONAL

Africa

     Africa has been an important strategic market for us. There are large, potentially exploitable reserves of natural gas in West Africa, extending from the Ivory Coast to Angola. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. We intend to maintain our presence in Africa and seek to increase our share of available work. Currently, we are monitoring or bidding on major work prospects in Algeria, Angola, Egypt, Gabon, Libya and Nigeria.

     Over the past 50 years, we have completed major projects in a number of African countries including Algeria, Chad, Cameroon, Egypt, Gabon, Ivory Coast, Libya, Morocco and Nigeria. We have management staff resident in Africa, assisted by engineers, managers and craftsmen with extensive African experience, who are capable of providing construction expertise, fabrication services, repair and maintenance services, dredging operations, pipe coating and engineering support. Strong local relationships have enabled us to satisfy the varied needs of our clientele in this region.

     We have maintained a continuous presence in Nigeria since 1962. Our activities in Nigeria are directed from a fully staffed operational base near Port Harcourt. This 150-acre site includes office and living facilities, equipment and vehicle repair shops, a marine jetty, warehouses and fabrication and lay-down areas for both the client's and our materials and spare parts. We have diversified our range of services by adding additional pipe coating expertise, drydock facilities, and, in 2004, fabrication services. The deepwater projects being developed offshore West Africa offer significant opportunities for fabrication services and we have completed initial projects in 2004 which establish Willbros as a qualified provider of these services. We are one of the few qualified companies able to offer local content and meet stringent quality requirements. Additional emphasis by the host government on local content has the effect of making our service capabilities more attractive to project developers. These developers are required by the government to demonstrate that their projects meet certain levels of local content. Having diverse yet complementary capabilities has often given us a competitive advantage on projects that contain several distinct work elements within a project's scope of work. For example, we believe that we are currently among only a few contractors operating in the Nigerian oil and gas sector capable, with our own resources, of executing EPC projects for pipelines and related facilities for onshore, swamp, and offshore locations.

     Since our purchase of the WB 318 combination derrick/pipelay barge in 1998 and the WB 82 hook-up/support barge in 2001, we have successfully completed several offshore projects, including repair and maintenance, installation of decks and other production facilities on offshore platforms, multiple offshore pipeline construction projects, the installation of a single-point mooring, and various other services for our clients.

Middle East

     Hostilities in the Middle East continued during 2004 and caused the short-term outlook for projects to remain very limited. However, we continue to believe that increased exploration and production activity in the Middle East will be the primary factor influencing the construction of new energy transportation systems in the region. The majority of future transportation projects in the region are expected to be centered around natural gas due to increased regional demand, governments' recognition of gas as an important asset and an underdeveloped gas transportation infrastructure throughout the region. In April 2003, we were awarded an EPC contract for a natural gas pipeline system in Oman and completed that project in 2004. In October 2003, we were awarded work as a subcontractor to KBR, a subsidiary of Halliburton, to repair damaged pipelines in northern Iraq. This work was completed in late 2004. Projects delayed in the region by uncertainty associated with the hostilities in Iraq are now being tendered and awarded. We believe the Middle East in general will present opportunities to provide an increased level of services through 2005 and into 2006. We continue to monitor project opportunities throughout the Middle East and are currently investigating prospects in Abu Dhabi, Jordan, Kuwait, Oman, Qatar, Saudi Arabia and Yemen.

     Our operations in the Middle East date back to 1948. We have worked in most of the countries in the region, with particularly heavy involvement in Iran, Kuwait, Oman and Saudi Arabia. Currently, we have ongoing operations in Oman, where we have been active continuously for more than 39 years. We maintain a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offer construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to our clients. In 2004, we were awarded a new five-year contract by Oman LNG for general maintenance services. We believe our presence in Oman and our experience there and in other Middle Eastern countries will enable us to successfully win and perform projects in this region.

South America

     We have been active in South America since 1939. The medium to long-term market outlook has not changed, but in the short-term, the markets in Venezuela and Bolivia have been disrupted by political instability. We expect gas transportation projects in Bolivia, Brazil, Chile, Peru and Venezuela to continue to evolve to meet increasing demand for gas for industrial and power usage in the rapidly growing urban areas. In Venezuela and Ecuador, crude oil transportation systems will likely need to be built and/or upgraded so that the vast crude reserves in these countries can be efficiently exported to the world market. We are selectively pursuing business opportunities throughout South America.

     We have performed numerous major projects in South America, where our accomplishments include the construction of five major pipeline crossings of the Andes Mountains and the world altitude record for constructing a pipeline. Most recently, we completed, in an alliance with another international contractor, a 144-mile (230-kilometer) 32-inch natural gas pipeline in Bolivia for the Transierra consortium. This project was completed in the first half of 2003, and resolution and settlement of contract variations was finalized in 2004.

     Venezuela is the largest oil producer in South America and conservative estimates place proven reserves at more than 77 billion barrels of oil and 146 trillion cubic feet of natural gas. The government of Venezuela, under Presidente Hugo Chavez, has separated the natural gas initiative from the oil interests of Petroleos de Venezuela, S. A., or "PDVSA", the government owned oil company, to place natural gas projects on an equal footing with oil projects. This emphasis on natural gas projects should translate into more demand for natural gas engineering and construction capabilities such as ours; however, at present, the timing of such projects remains uncertain. The Chavez government withstood a national recall referendum and is moving toward more state control of energy projects. New hydrocarbon laws and the reopening and renegotiation of production services contracts and royalty agreements have added perceived political risk to investment decisions by international production companies. This has resulted in more deliberate and slower project development. We believe the large reserves and favorable location of Venezuela to the U.S. market will continue to attract investment but expect the process to be slower and more cautious.

     In Venezuela, we maintain an operating facility including offices, equipment, yard and dock facilities on a 15-acre waterfront site on Lake Maracaibo. We provide services for both onshore and offshore projects. Services include pipeline construction, repair and maintenance services, fabrication and installation of concrete piles and platforms, marine-related services, engineering support and other needed services. In 1998, a joint venture in which we hold a 10 percent equity interest was awarded a 16-year contract valued at $785 million to operate, maintain and refurbish the Lake Maracaibo water injection program for PDVSA Gas. In 2002, in a joint contract with a Venezuelan company, we were awarded a project for the engineering, procurement and construction of a marine loading terminal for Petrolera Ameriven, a joint venture of ConocoPhillips, ChevronTexaco and PDVSA. This project was completed in 2004.

Mexico

     We have operated in Mexico for many years, completing several projects, including the Samalayuca Gas Pipeline project from Texas into Mexico in 1998. We believe the government-owned oil company, Petroleos de Mexico ("PEMEX"), will spend in excess of $10 billion in 2005 to expand and modify production facilities both onshore and offshore Mexico. The Company intends to pursue projects in Mexico.

Asia and Australia

     Markets in Asia and Australia continue to be of interest due to the relative abundance of undeveloped natural gas resources and the strong growth rates in energy demand. That abundance, and environmental concerns, favor the use of natural gas for power generation and industrial and residential usage in Asia and Australia. We are currently conducting marketing and business development activities in these markets.

United States & Canada

     We have provided services to the U.S. oil and gas industry for more than 90 years. We believe that the United States will continue to be an important market for our services. Market conditions for the short-term are expected to show more improvement in 2005, as many of the energy transportation companies improve their financial condition and focus on core businesses. To improve their liquidity, some of our traditional clients have sold pipeline assets; in some cases, to new industry participants. These new owners are beginning to develop and implement their capital budgets for these newly acquired assets, as they have completed their evaluation of the newly acquired assets and are finalizing their strategies for maximizing the return on their investments in these assets. Deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which we expect will result in continued demand for our services in the mid to long-term. The demand for natural gas for industrial and power usage in the United States should increase the demand for additional new natural gas transportation infrastructure. We anticipate that additional supply to satisfy such market demand for natural gas will come from existing and new production in the North Slope of Alaska, the Mackenzie Delta in northern Canada, western Canada, the Rocky Mountain region, the Gulf of Mexico, and newly proposed and permitted liquefied natural gas ("LNG") regasification terminals along the Gulf Coast. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs.

     Oil and gas prices at higher than historical averages have increased industry interest, investment and development in the oil sands region of northern Alberta, Canada, where industry estimates expect over CDN $20 billion to be invested in the next 10 years. New process plant developments offer prospective fabrication and installation work as well as maintenance opportunities, and the anticipated increase in crude oil volumes to be shipped to markets in the United States and Asia has resulted in proposals for several major crude oil export pipelines from this region. The need for additional process fuel for the oil sands also is driving the development of new pipeline infrastructure from the Mackenzie Delta region. Willbros MSI made the commitment in early 2005 to purchase a 90,000 square foot fabrication facility in the Edmonton, Alberta area. This facility will expand Willbros MSI's fabrication capability to provide process modules to the burgeoning heavy oil market in northern Alberta.

     We are recognized as an industry leader in the United States for providing project management, engineering, procurement and construction services. We maintain a staff of experienced management, construction, engineering and support personnel in the United States. We provide these services through engineering offices located in Tulsa, Oklahoma and Salt Lake City (Murray), Utah. Construction operations based in Houston, Texas, (Willbros RPI); Fruita, Colorado (Willbros Mt. West); and Ft. McMurray and Edmonton, Alberta (Willbros
MSI) provide the majority of construction services in North America.

     We have also provided significant engineering services to U.S. government agencies during the past 24 years, particularly in fuel storage and distribution systems and aircraft fueling facilities.

BACKLOG

     In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but, rather, on capturing quality backlog with margins commensurate with the risks associated with a given project.

     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2004, backlog was $660.9 million, compared to $223.5 million at December 31, 2003. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. We expect that approximately $450 million, or about two-thirds, of our existing backlog at December 31, 2004, will be recognized in revenue during 2005. Historically, a substantial amount of our revenue in a given year has not been reflected in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in backlog. We generate revenue from numerous sources, including contracts of long and short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

     The following table shows our backlog by segment and geographic region as of December 31, 2004 and 2003:

                                               2004             2003 RESTATED
                                        ------------------   ------------------
                                         Amount    Percent    Amount    Percent
                                        --------   -------   --------   -------
                                             (Dollar amounts in thousands)
BACKLOG
International
   Africa ...........................   $554,692      84%    $ 49,018      22%
   South America ....................     12,211       2       23,369      10
   Middle East ......................      2,500      <1       57,853      26
                                        --------     ---     --------     ---
   Subtotal International ...........    569,403      86      130,240      58

United States & Canada
   United States ....................     68,926      10       53,582      24
   Canada ...........................     22,603       4       39,709      18
                                        --------     ---     --------     ---
   Subtotal United States & Canada ..     91,529      14       93,291      42
                                        --------     ---     --------     ---
   Total ............................   $660,932     100%    $223,531     100%
                                        ========     ===     ========     ===

COMPETITION

     We operate in a highly competitive environment. We compete against government-owned or supported companies and other companies that have financial and other resources substantially in excess of those available to us. In certain markets, we compete against national and regional firms against which we may not be price competitive.

     Our primary competitors for International onshore construction projects in developing countries include Technip (France), CCC (Lebanon), Saipem (Italy), AMEC (UK), Spie-Capag (France), Techint (Argentina), Bechtel (U.S.), Stroytransgaz (Russia), Tekfen (Turkey), and Nacap (Netherlands). We believe that we are one of the few companies among our competitors possessing the ability to carry out large projects in developing countries on a turnkey basis (engineering, procurement and construction), without subcontracting major elements of the work. As a result, we may be more cost effective than our competitors in certain instances or offer a superior value proposition.

     We have different competitors in different markets. In Nigeria, we compete for pipe coating work with ShawCor Ltd. (Canada), while our dredging competitors include Bos Kalis Westminster (Netherlands), Dredging International (Belgium), Bilfinger + Berger (Germany), Nigerian Dredging & Marine (Netherlands) and Ham Dredging (Netherlands). In offshore West Africa, we compete with SaiBos (Italy), Stolt Offshore (United Kingdom), Global Industries, Ltd. (United States), and Adamac Group (Nigeria). In Oman, competitors in oil field transport services include Desert Line, Al Ahram, Hamdam and TruckOman, all Omani companies; and in construction and the installation of flowlines and mechanical services, we compete with Taylor Woodrow Towell (UK), CCC (Lebanon), Dodsal (India), Saipem (Italy), Desert Line
(Oman) and Galfar (Oman). In Venezuela, competitors in marine support services include Raymond de Venezuela, Petrolago, and Siemogas, all Venezuelan companies. In the Southern Cone of South America, major competitors include Techint (Argentina), Conduto (Brazil), Odebrecht (Brazil), and Contreras Hermanos (Argentina).

     In the United States, our primary construction competitors on a national basis include Associated Pipeline Contractors, Gregory & Cook, H. C. Price, Sheehan Pipeline Construction, U.S. Pipeline and Welded Construction. In addition, there are a number of regional competitors, such as Sunland, Dyess, Flint, and Jomax.

     Primary competitors for engineering services include:

     -    Alliance Engineering;

     -    Bechtel;

     -    Colt Engineering;

     -    Fluor;

     -    Gulf Interstate;

     -    Jacobs Engineering;

     -    KBR;

     -    Mustang Engineering;

     -    Paragon Engineering;

     -    Snamprogetti;

     -    Technip;

     -    Trigon Sheehan; and

     -    Universal Ensco.

JOINT VENTURES

     From time to time in the ordinary course of our business, we enter into joint venture agreements with other contractors for the performance of specific projects. Typically, we seek one or more joint venture partners when a project requires local content, equipment, manpower or other resources beyond those we have available to complete work in a timely and efficient manner or when we wish to share risk on a particularly large project. Our joint venture agreements identify the work to be performed by each party, the procedures for managing the joint venture work, the manner in which profits and losses will be shared by the parties, the equipment, personnel or other assets that each party will make available to the joint venture and the means by which any disputes will be resolved. We completed the construction of the onshore pipeline for the Chad Development Project in Chad and Cameroon, in such a joint venture with Spie-Capag (Jersey) Ltd. in 2003.

CONTRACT PROVISIONS AND SUBCONTRACTING

     Most of our revenue is derived from engineering and construction contracts. We enter into four basic types of construction and specialty service contracts:

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

     - time and materials contracts pursuant to which engineering services are provided under an agreed schedule of hourly rates for different categories of personnel, and materials and other direct costs are reimbursable; and

     - cost-plus-fee contracts, common with U.S. government entities and agencies under which income is earned solely from the fee received. Cost-plus-fee contracts are often used for material procurement services.

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

     All U.S. government contracts and many of our other contracts provide for termination of the contract for the convenience of the client. In addition, many contracts are subject to certain completion schedule requirements that require us to pay liquidated damages in the event schedules are not met as the result of circumstances within our control.

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

     A substantial portion of our projects are currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and may incur losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In some cases, we are able to recover additional costs and profits from the client through the change order process. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract. Our accounting policy related to contract variations and claims requires recognition of all costs as incurred. Revenue from change orders, extra work and variations in the scope of work is recognized when an agreement is reached with the client as to the scope of work and when it is probable that the cost of such work will be recovered in a change in contract price. Profit on change orders, extra work and variations in the scope of work is recognized when realization is assured beyond a reasonable doubt. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for.

EMPLOYEES

     At December 31, 2004, we employed directly a multi-national work force of approximately 3,800 persons, of which approximately 67 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 3,530 over the past five years. The minimum employment during that period has been 2,194 and the maximum was 4,620. At December 31, 2004, approximately 41 percent of our employees were covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

     The following table sets forth the location of employees by work countries as of December 31, 2004:

                                                             NUMBER OF
                                                             EMPLOYEES   PERCENT
                                                             ---------   -------
Nigeria ..................................................     2,385        63%
Oman .....................................................       566        15
U.S. Construction ........................................       303         8
U.S. Engineering .........................................       184         5
Canada ...................................................       159         4
U.S. Administration ......................................       106         3
Other ....................................................        63         2
                                                               -----       ---
Total ....................................................     3,766       100%
                                                               =====       ===

EQUIPMENT

     We own, lease, and maintain a fleet of generally standardized construction, transportation and support equipment. In 2004 and 2003, expenditures for capital equipment were $38.5 million and $34.0 million, respectively. At December 31, 2004, the net book value of our property, plant, equipment was $116.6 million.

     Historically, we have elected to own rather than lease equipment to ensure the required equipment is available as needed. We believe this has resulted in lower equipment costs. We are constantly evaluating the availability of equipment and may from time to time pursue the leasing of equipment to support projects. In recent years, the leasing market for heavy construction equipment in international locales has become much more competitive. As a result, we have recently made more significant use of leasing to support our project equipment requirements. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may dispose of underutilized equipment from time to time. All equipment is subject to scheduled maintenance to maximize fleet readiness. We have maintenance facilities at Azaiba, Oman; Channelview, Texas; Fruita, Colorado; Ft. McMurray, Alberta, Canada; Houston, Texas; Maracaibo, Venezuela; and Port Harcourt, Nigeria, as well as temporary site facilities on major jobs to minimize downtime.

FACILITIES

     In Channelview, Texas, near Houston, we own a 20-acre equipment and maintenance facility, which includes an office and maintenance shop building. In Houston, we own a 10-acre equipment yard and maintenance facility which includes an 8,500 square foot maintenance/warehouse building and an office building totaling approximately 8,200 square feet. Also, in Tulsa, Oklahoma we own a 100,000 square foot office building. In Canada, we own a 10,000 square foot fabrication shop on three acres of land in Ft. McMurray, Alberta, and another 10,000 square foot facility in Edmonton, Alberta, Canada. In February, 2005, we committed to purchase an additional 90,000 square foot fabrication facility in the Edmonton area. In Venezuela, our offices and construction facilities are located on 15 acres of land, which we own, on the shores of Lake Maracaibo. We own an office/shop/warehouse facility in Gillette, Wyoming, which consists of a 50 foot by 150 foot building on a 4.5-acre site. We lease all other facilities used in our operations, including corporate offices in Panama; administrative, procurement and engineering offices in Houston,

Texas; Fruita, Colorado; Salt Lake City (Murray), Utah and various office facilities, equipment sites and expatriate housing units in the United States, Bolivia, Canada, Ecuador, England, Nigeria, Oman, and Venezuela. Rent expense for these facilities was $1.8 million in 2004 and $2.1 million in 2003. We own a 14-acre equipment yard/maintenance facility that is under lease to a third party in Broken Arrow, Oklahoma, a short distance from Tulsa, Oklahoma. This property was sold in 2005.

INSURANCE AND BONDING

     Operational risks are analyzed and categorized by our risk management department and are insured through major international insurance brokers under a comprehensive insurance program, which includes commercial insurance policies, consisting of the types and amounts typically carried by companies engaged in the worldwide engineering and construction industry. We maintain worldwide master policies written mostly through highly-rated insurers. These policies cover our land and marine property, plant, equipment and cargo against all normally insurable risks, including war risk, political risk and terrorism, in third-world countries. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with the level of our asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, "builders all risk insurance" is purchased when deemed necessary. Substantially all insurance is purchased and maintained at the corporate level, other than certain basic insurance, which must be purchased in some countries in order to comply with local insurance laws.

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

     We often are required to provide surety bonds guaranteeing our performance and/or financial obligations. The amount of bonding available to us depends upon our experience and reputation in the industry, financial condition, backlog and management expertise, among other factors. We maintain relationships with two highly-rated surety companies to provide surety bonds. We also use letters of credit issued under our credit facility in lieu of bonds to satisfy performance and financial guarantees on some projects when required.

RISK FACTORS

     The nature of our business and operations subjects us to a number of uncertainties and risks.

GOVERNMENTAL INVESTIGATIONS INTO THE ACTIVITIES OF THE COMPANY, J. KENNETH TILLERY, THE FORMER PRESIDENT OF OUR PRINCIPAL INTERNATIONAL SUBSIDIARY, AND OTHER CURRENT AND FORMER EMPLOYEES OF THE COMPANY COULD ADVERSELY AFFECT US.

     In late December 2004, we learned that tax authorities in Bolivia had charged our Bolivian subsidiary with failure to pay taxes owed, filing improper tax returns and the falsification of tax documents. As a result of the Company's investigation, we determined that J. Kenneth Tillery, then President of Willbros International, Inc. ("WII") and the individual principally responsible at that time for the Company's international operations outside of the United States and Canada, was aware of the circumstances that led to the Bolivian charges. Mr. Tillery resigned from the Company on January 6, 2005. Based on our preliminary investigation, we determined that our Bolivian subsidiary had also failed to properly withhold taxes on payments made in Bolivia and had failed to file tax returns related to those withholding taxes. We reported this information to the Bolivian government. In March, 2005, we paid approximately $3.3 million to resolve outstanding assessments with the Bolivian tax authorities.

     On January 18, 2005, the Company's Audit Committee engaged independent outside legal counsel for the purpose of commencing an investigation into the circumstances surrounding the Bolivian tax assessment as well as other activities which were previously under the control of Mr. Tillery. The independent counsel retained forensic accountants to assist with the investigation.

     The investigations conducted by the Audit Committee and senior management have revealed information indicating that Mr. Tillery, and others who directly or indirectly reported to him, engaged in a pattern of activity over a number of years that was and is specifically contrary to established Company policies and possibly the laws of several countries, including the United States. A summary description of the activities carried out by Mr. Tillery and others that may have damaged the Company or that may cause such damage in the future is provided in the risk factor below entitled "The actions of Mr. Tillery and others have harmed the Company and may harm the Company in the future." Our investigations determined the following:

     - Under the direction of Mr. Tillery and others acting under his direction, the Company's Bolivian subsidiary filed incorrect tax returns, failed to file required tax returns and failed to pay taxes owed.

     - Mr. Tillery and other employees or consultants of WII or its subsidiaries may have made or caused others to make payments directly or indirectly to government officials in connection with the submission of incorrect tax information.

     - Mr. Tillery and other employees or consultants of WII or its subsidiaries may have made or caused others to make payments directly or indirectly to government officials and client representatives in connection with the award and retention of business in Nigeria, the reduction of Nigerian tax obligations, the facilitation of Nigerian customs clearances and the disposition of Nigerian legal proceedings.

     - Mr. Tillery and other employees or consultants of WII or its subsidiaries have made or caused others to make payments directly or indirectly to government officials in connection with attempts to obtain and/or retain business in Ecuador.

     - Mr. Tillery and other employees or consultants of WII or its subsidiaries usurped corporate opportunities and owned undisclosed interests in enterprises with which the Company had material relationships.

     - Mr. Tillery and other employees or consultants of WII or its subsidiaries may have engaged in discussions or entered into arrangements with competitors of the Company regarding bidding strategies for projects outside the United States.

     - Mr. Tillery may have acquiesced in or approved a prior commitment by another to make an improper future payment in Mexico.

     - Mr. Tillery and other employees of WII or its subsidiaries may have received kickbacks, payments and/or other improper benefits from Company consultants, suppliers and/or competitors or may otherwise have benefited personally as a result of the activities described above.

     - Mr. Tillery and other employees or consultants of WII or its subsidiaries may have intentionally mischaracterized Company expenditures resulting in the Company's books not accurately reflecting the true nature of such expenditures.

     - Acts carried out by Mr. Tillery and others acting under his direction with respect to a bid for work in Sudan may constitute facilitation efforts prohibited by U.S. law, a violation of U.S. trade sanctions and the unauthorized export of technical information.

     - Some of the actions of Mr. Tillery and other employees or consultants of WII or its subsidiaries may have caused the Company to violate U.S. securities laws, including the Foreign Corrupt Practices Act ("FCPA"), and/or other U.S. and foreign laws.

     - Following Mr. Tillery's resignation, other employees of WII or its subsidiaries may have continued to carry out improper activities previously initiated by Mr. Tillery. Those employees may have made payments directly to certain government officials or to third party consultants with the understanding that such payments would be paid to government officials.

     We have voluntarily reported the results of our investigations to both the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ"). We have also voluntarily reported the potentially improper facilitation and export activities to the United States Department of Treasury's Office of Foreign Assets Control ("OFAC"), and to the DOJ and to the SEC. OFAC is commencing an investigation of the reported facilitation and export activities. The SEC and the DOJ are each conducting their own investigations of other actions taken by the Company and its employees and representatives that may constitute violations of U.S. law. We are cooperating fully with all such investigations. If the Company or one of its subsidiaries is found to have violated the U.S. securities laws (including the FCPA), that entity could be subject to civil penalties of up to $650,000 per violation, and criminal penalties of up to the greater of $2 million per violation or twice the gross pecuniary gain resulting from the improper conduct and other sanctions. If the Company or one of its subsidiaries is found to have violated U.S. trade sanctions or U.S. export restrictions that entity could be subject to civil penalties of up to $11,000 per violation and criminal penalties of up to $250,000 per violation. In each case there could be multiple violations. The Company and its subsidiaries could also be barred from participating in future U.S. government contracts and from participating in certain U.S. export transactions. There may be other penalties that could apply under other U.S. laws or the laws of foreign jurisdictions. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company's exposure to civil or criminal fines or penalties, or other regulatory action which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has terminated employment relationships and commercial and/or consulting arrangements with multiple entities and individuals by whom, through whom and to whom potentially improper payments may have been made in Bolivia, Nigeria and Ecuador. In at least two instances, we have received claims that such terminations are unjustified and may constitute a breach of contract. There can be no assurance that the severance of long term relationships with influential consultants and other individuals will not adversely impact the Company's ability to retain business it currently has, its ability to collect receivables currently outstanding or its ability to collect receivables from new business, particularly in Nigeria.

     Our investigations have also led us to believe that there are material weaknesses in the Company's internal controls and procedures. As a result of the alleged misconduct which those controls and procedures failed to detect, it has become necessary for us to correct our financial statements for the periods 2000 through 2003 and the first three quarters of 2004. Although the Company is in the process of implementing an enhanced system of internal controls and procedures, there is no assurance that those enhanced controls and procedures will completely eliminate future inaccuracies or violations of law. See Item 9A "Controls and Procedures" of this Form 10-K for a discussion of our disclosure controls and procedures and measures being taken by the Company to address the material weaknesses and significant deficiencies in our internal controls.

THE ACTIONS OF MR. TILLERY AND OTHERS HAVE HARMED THE COMPANY AND MAY HARM THE COMPANY IN THE FUTURE.

     Mr. Tillery became the Managing Director of the Company's affiliate in Nigeria in 1995. Evidence that arose from our investigations indicates that Mr. Tillery thereafter acquired interests in, or began exercising some control over, several entities that did business with the Company and did not disclose such interests and relationships to the Company. Mr. Tillery authorized and directed numerous transactions between Company subsidiaries and entities in which he owned an interest or over which he exercised control. That practice continued until his resignation from the Company. Mr. Tillery obtained significant personal benefit from such dealings and such benefit should have been made available to the Company. In some cases, the Company may still be acquiring goods or services from entities in which Mr. Tillery has an interest because suitable alternatives have not yet been found or legal constraints prevent the immediate termination of those relationships. However, the Company has discontinued all payments to all such entities that it believes might constitute a violation of law. During the course of his employment with various subsidiaries of the Company, Mr. Tillery submitted numerous certifications disclaiming any related party interests or transactions with the Company or its subsidiaries. His failure to disclose his interests was a violation of the Company's written policies and may have caused the Company to violate rules or laws related to the public disclosure of such information. See Note 18 of our "Notes to Consolidated Financial Statements" included in Item 8 of this Form 10-K for additional information regarding related party transactions.

     Although no Company official is authorized to do so, Mr. Tillery used the apparent authority of his positions with Company subsidiaries and affiliates to personally make or cause to be made numerous unauthorized payments from the Company's bank accounts and cash reserves. Some such payments were significant and were used, for among other purposes:

     - to influence various officials and judicial authorities for the purpose of reducing tax obligations;

     -    to dispose of lawsuits and/or influence a variety of legal matters;
          and

     - to facilitate actions by customs officials in connection with the importation and exportation of materials and equipment.

     Mr. Tillery and other employees of WII or its subsidiaries also caused substantial payments to be made from Company funds for the nominal purpose of obtaining consulting or advisory services when the actual purpose of at least a portion of the amounts paid was to fund payments to government or client officials for the purpose of obtaining or retaining Company business. Some of these payments appear to have benefited Mr. Tillery's own personal interests as well as those of others who cooperated with him. There is a significant probability that such activities constituted violations of U.S. and other laws. See the risk factor above entitled "Governmental investigations into the activities of the Company, J. Kenneth Tillery, the former President of our principal international subsidiary, and other current and former employees of the Company could adversely affect us".

OUR REPUTATION AND OUR ABILITY TO DO BUSINESS MAY BE IMPAIRED BY THE CORRUPT BEHAVIOR OF MR. TILLERY AND OTHER EMPLOYEES OF WII OR ITS SUBSIDIARIES.

     We are committed to conducting business worldwide in a legal and ethical manner. Many of our clients make compliance with applicable laws and ethical conduct a condition to their business relationships. The actions of Mr. Tillery and other employees of WII or its subsidiaries may cause us to be disqualified from some business opportunities with clients and others who require their business partners to maintain high ethical standards. In addition, certain of the actions already taken by Mr. Tillery and others may continue to impose serious obstacles to implementation of the enhanced compliance controls procedures we are now striving to implement, particularly in Nigeria. Some individuals who received the improper payments may threaten the personal safety of our employees and may seek to bar us from continuing to win or carry out business with entities that are subject to their influence. In addition, those individuals may seek to cause such entities to stop or delay payments that are due us.

SPECIAL RISKS ASSOCIATED WITH DOING BUSINESS IN HIGHLY CORRUPT ENVIRONMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

     Our international business operations include projects in countries where corruption is prevalent. Since the anti-bribery restrictions of the FCPA make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantage, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.

INVESTORS ARE SEEKING TO RECOVER DAMAGES FROM US BECAUSE OF THE ACTIONS OF MR. TILLERY AND OTHERS.

     Several lawsuits have been brought against the Company and certain of our current and former officers and directors, asserting violations of federal securities laws. We cannot predict the outcome of these lawsuits. While the Company maintains insurance that may cover the defense of those lawsuits and damages or other monetary remedies assessed against us or our current and former officers and directors, such insurance may not cover all claims or may not be adequate to cover all costs, damages and assessments. Substantial, uninsured damages or other monetary remedies assessed against us could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Item 3 "Legal Proceedings" of this Form 10-K for a discussion of the various lawsuits.

OUR BUSINESS IS HIGHLY DEPENDENT UPON THE LEVEL OF CAPITAL EXPENDITURES BY OIL, GAS AND POWER COMPANIES ON INFRASTRUCTURE.

     Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the condition of the oil, gas and power industries, and, specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:

     -    current and projected oil, gas and power prices;

     -    the demand for electricity;

     - the abilities of oil, gas and power companies to generate, access and deploy capital;

     -    exploration, production and transportation costs;

     -    the discovery rate of new oil and gas reserves;

     -    the sale and expiration dates of oil and gas leases and concessions;

     - regulatory restraints on the rates that power companies may charge their customers;

     -    local and international political and economic conditions;

     - the ability or willingness of host country government entities to fund their budgetary commitments; and

     -    technological advances.

OUR SIGNIFICANT INTERNATIONAL OPERATIONS ARE SUBJECT TO POLITICAL AND ECONOMIC RISKS OF DEVELOPING COUNTRIES.

     We have substantial operations and/or assets in Africa (Nigeria and Offshore West Africa), the Middle East (Oman) and South America (Venezuela). Approximately 60 percent of our contract revenue for 2004 was derived from activities outside of North America, and approximately 54 percent of our long-lived assets as of December 31, 2004 were located outside of North America. For a list of revenue and assets by country, see Note 15 of our "Notes to Consolidated Financial Statements" included in Item 8 of this Form 10-K.

     Each of these locations is presently a unique commercial and political environment for our business. A disruption of activities, or loss of use of the equipment or installations, at any of these locations could have a material adverse effect on our financial condition and results of operations. In particular, Nigeria and West Africa have represented and are expected to continue to represent a significant percentage of our assets, backlog and revenue. These areas have experienced periods of extreme political instability in recent years. Accordingly, we are subject to risks which ordinarily would not be expected to exist to the same extent in the United States, Canada, Japan or Western Europe. Some of these risks include:

     - repatriating foreign currency received in excess of local currency requirements and converting it into dollars or other fungible currency;

     - exchange rate fluctuations, which can reduce the purchasing power of local currencies and cause our costs to exceed our budget, reducing our operating margin in the affected country;

     - expropriation of assets, by either a recognized or unrecognized foreign government, which can disrupt our business activities and create delays and corresponding losses;

     - civil uprisings, riots and war, which can make it impractical to continue operations, adversely affect both budgets and schedules and expose us to losses;

     - availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of skilled craftsmen or specialized equipment in areas where local resources are insufficient;

     - government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

     - decrees, laws, regulations, interpretations and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

     - terrorist attacks such as those which occurred on September 11, 2001 in the United States, which could impact insurance rates, insurance coverages and the level of economic activity, and produce instability, in financial markets.

     Our operations in developing countries may be adversely affected in the event any governmental agencies in these countries interpret laws, regulations or court decisions in a manner which might be considered inconsistent or inequitable in the United States, Canada, Japan or Western Europe. We may be subject to unanticipated taxes, including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments which could have a material adverse effect on our results of operations for any quarter or year.

     These risks may result in a loss of business which could have a material adverse effect on our results of operations.

WE MAY BE ADVERSELY AFFECTED BY A CONCENTRATION OF BUSINESS IN A PARTICULAR COUNTRY.

     Due to a limited number of major projects worldwide, we currently have, and expect that we will continue to have, a substantial portion of our resources dedicated to projects located in a few countries. Therefore, our results of operations are susceptible to adverse events beyond our control that may occur in a particular country in which our business may be concentrated at that time. Economic downturns in such countries could also have an adverse impact our operations. At December 31, 2004, our property, plant, equipment and spare parts were located in Nigeria, the United States, Canada, Offshore West Africa, South America and the Middle East and 84 percent of our backlog was located in Nigeria and Offshore West Africa. Our operations and assets are subject to various risks inherent in conducting business in these countries and regions.

OUR BUSINESS IS DEPENDENT ON A LIMITED NUMBER OF KEY CLIENTS.

     We operate primarily in the oil, gas and power industries, providing construction, engineering and facilities development and operations services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. Our 10 largest clients were responsible for 64 percent of our revenue in 2004 and 75 percent of our revenue in 2003 and in 2002. Operating units of Royal Dutch Shell Group and Halliburton accounted for 21 percent and 11 percent, respectively, of our total revenue in 2004.

OUR DEPENDENCE UPON FIXED-PRICE CONTRACTS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     A substantial portion of our projects are currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

PERCENTAGE-OF-COMPLETION METHOD OF ACCOUNTING FOR CONTRACT REVENUE MAY RESULT IN MATERIAL ADJUSTMENTS THAT WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We recognize contract revenue using the percentage-of-completion method on long-term fixed price contracts. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management's reasonable assumptions and our historical experience, and are only estimates. Variation of actual results from these assumptions or our historical experience could be material. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

TERRORIST ATTACKS AND WAR OR RISK OF WAR MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, OUR ABILITY TO RAISE CAPITAL OR SECURE INSURANCE OR OUR FUTURE GROWTH.

     The continued threat of terrorism and the impact of military and other action, including U.S. military operations in Iraq, will likely lead to continued volatility in prices for crude oil and natural gas and could affect the markets for our operations. In addition, future acts of terrorism could be directed against companies operating both outside and inside the United States. Further, the U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations. These developments have subjected our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business.

OUR OPERATIONS ARE SUBJECT TO A NUMBER OF OPERATIONAL RISKS.

     Our business operations include pipeline construction, dredging, fabrication pipeline rehabilitation services, marine support services and the operation of vessels and heavy equipment. These operations involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions and operator or navigational error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment and suspension of operations. In locations where we perform work with equipment that is owned by others, our continued use of the equipment can be subject to unexpected or arbitrary interruption or termination. The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third-parties.

     The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable.

WE MAY BECOME LIABLE FOR THE OBLIGATIONS OF OUR JOINT VENTURES AND OUR SUBCONTRACTORS.

     Some of our projects are performed through joint ventures with other parties. In addition to the usual liability of contractors for the completion of contracts and the warranty of our work, where work is performed through a joint venture, we also have potential liability for the work performed by our joint ventures. In these projects, even if we satisfactorily complete our project responsibilities within budget, we may incur additional unforeseen costs due to the failure of our joint ventures to perform or complete work in accordance with contract specifications.

     We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only such specialized activities as hazardous waste removal, nondestructive inspection, tank erection, catering and security. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.

GOVERNMENTAL REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Many aspects of our operations are subject to governmental regulations in the countries in which we operate, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, and our use of local employees and suppliers. In addition, we depend on the demand for our services from the oil, gas and power industries, and, therefore, our business is affected by changing taxes, price controls and laws and regulations relating to the oil, gas and power industries generally. The adoption of laws and regulations by the countries or the states in which we operate that are intended to curtail exploration and development drilling for oil and gas or the development of power generation facilities for economic and other policy reasons, could adversely affect our operations by limiting demand for our services.

     Our operations are also subject to the risk of changes in laws and policies which may impose restrictions on our business, including trade restrictions, which could have a material adverse effect on our operations. Other types of governmental regulation which could, if enacted or implemented, adversely affect our operations include:

     -    expropriation or nationalization decrees;

     -    confiscatory tax systems;

     - primary or secondary boycotts directed at specific countries or companies;

     -    embargoes;

     -    extensive import restrictions or other trade barriers;

     -    mandatory sourcing rules;

     -    oil, gas or power price regulation; and

     -    unrealistically high labor rate and fuel price regulation.

     Our future operations and earnings may be adversely affected by new legislation, new regulations or changes in, or new interpretations of, existing regulations, and the impact of these changes could be material.

OUR OPERATIONS EXPOSE US TO POTENTIAL ENVIRONMENTAL LIABILITIES.

     Our United States operations are subject to numerous environmental protection laws and regulations which are complex and stringent. We regularly perform work in and around sensitive environmental areas such as rivers, lakes and wetlands. Significant fines and penalties may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time these acts were performed.

     We own and operate several properties in the United States that have been used for a number of years for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released. Any release of substances by us or by third-parties who previously operated on these properties may be subject to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Resource Compensation and Recovery Act ("RCRA"), and analogous state laws. CERCLA imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment, while RCRA governs the generation, storage, transfer, and disposal of hazardous wastes. Under such laws, we could be required to remove or remediate previously disposed wastes and clean up contaminated property. This could have a significant impact on our future results.

     Our operations outside of the United States are potentially subject to similar governmental controls and restrictions relating to the environment.

OUR INDUSTRY IS HIGHLY COMPETITIVE, WHICH COULD IMPEDE OUR GROWTH.

     We operate in a highly competitive environment. A substantial number of the major projects that we pursue are awarded based on bid proposals. We compete for these projects against government-owned or supported companies and other companies that have substantially greater financial and other resources than we do. In some markets, there is competition from national and regional firms against which we may not be able to compete on price. Our growth may be impacted to the extent that we are unable to successfully bid against these companies.

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED IF OUR NON-U.S. OPERATIONS BECAME TAXABLE IN THE UNITED STATES.

     If any income earned, currently or historically, by Willbros Group, Inc. or its non-U.S. subsidiaries from operations outside the United States constituted income effectively connected to a United States trade or business, and as a result became taxable in the United States, our consolidated operating results could be materially and adversely affected.

WE ARE DEPENDENT UPON THE SERVICES OF OUR EXECUTIVE MANAGEMENT.

     Our success depends heavily on the continued services of our executive management. Our management team is the nexus of our operational experience and customer relationships. Our ability to manage business risk and satisfy the expectations of our clients, stockholders and other stakeholders is dependent upon the collective experience and relationships of our management team. In addition, we do not maintain key man life insurance for these individuals. The loss or interruption of services provided by one or more of our senior officers could adversely affect our results of operations.

WE ARE SUBJECT TO A NEW ACCOUNTING RULE THAT MAY RESULT IN LOWER EARNINGS PER SHARE, ON A DILUTED BASIS.

     In September 2004, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Convertible Diluted Earnings Per Share," that requires the shares of common stock issuable upon conversion of our 2.75% convertible senior notes to be included in the Company's diluted earnings per share calculation (if dilutive), retroactive to the date of issuance by applying the "if converted" method under SFAS 128, "Earnings Per Share". In October 2004, FASB ratified the EITF's consensus. Since we reported a net loss for the four quarters and the year ended December 31, 2004, application of the "if converted" method under SFAS 128 would have been anti-dilutive and would not have required us to include the approximately 3.6 million shares of our common stock issuable as of December 31, 2004, upon conversion as additional shares in our diluted earnings per share computation. See Note 9 of our "Notes to Consolidated Financial Statements" included in Item 8 of this Form 10-K for additional information on the convertible notes. In the future, our diluted earnings per share will be reduced in any period in which conversion of the convertible notes would not be anti-dilutive, regardless of whether the thresholds allowing conversion have been met.

OUR STOCKHOLDER RIGHTS PLAN, ARTICLES OF INCORPORATION AND BY-LAWS MAY INHIBIT A TAKEOVER, WHICH MAY ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

     Our Stockholder Rights Plan and provisions of our Articles of Incorporation and By-Laws may discourage unsolicited takeover proposals or make it more difficult for a third-party to acquire us, which may adversely affect the price that investors might be willing to pay for our common stock. For example, our Articles of Incorporation and By-Laws:

     - provide for restrictions on the transfer of any shares of common stock to prevent us from becoming a "controlled foreign corporation" under United States tax law;

     - provide for a classified board of directors, which allows only one-third of our directors to be elected each year;

     - restrict the ability of stockholders to take action by written consent;

     - establish advance notice requirements for nominations for election to our board of directors; and

     - authorize our board of directors to designate the terms of and issue new series of preferred stock.

     The Stockholder Rights Plan gives holders of our common stock the right to purchase additional shares of our capital stock if a potential acquirer purchases or announces a tender or exchange offer to purchase 15 percent or more of our outstanding common stock. The rights issued under the Stockholder Rights Plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors.

IT MAY BE DIFFICULT TO ENFORCE JUDGMENTS WHICH ARE PREDICATED ON THE FEDERAL SECURITIES LAWS OF THE UNITED STATES AGAINST US.

     We are a corporation organized under the laws of the Republic of Panama.
Accordingly:

     - because a substantial amount of our assets are located outside the United States, any judgment obtained against us in the United States may not be fully collectible in the United States; and

     - we have been advised that courts in the Republic of Panama will not enforce liabilities in original actions predicated solely on the United States federal securities laws.

     These factors mean that it may be more costly and difficult for you to recover fully any alleged damages that you may claim to have suffered due to alleged violations of federal securities laws by us or our management than it would otherwise be in the case of a United States corporation.

IF WE ARE NOT ABLE TO NEGOTIATE WAIVERS OF THE DEFAULTS UNDER THE 2004 CREDIT FACILITY OUR ABILITY TO OPERATE WOULD BE SIGNIFICANTLY RESTRICTED

     The Company was not in compliance with certain of the financial covenants under the 2004 Credit Facility at September 30, 2005 and the Company has not obtained a waiver. The Company also believes it will not be in compliance with certain of the financial covenants under the 2004 Credit Facility at December 31, 2005. As a result of the covenant violations and the failure to provide certain financial statements by September 30, 2005, the bank syndicate has the right to discontinue advances under the facility as well as the issuance of new letters of credit. The inability of the Company to access new letters of credit could negatively impact the Company's ability to take on new work or bid additional work where letters of credit are required in order to bid on a project. Additionally, the bank syndicate could request that the Company provide cash collateral for outstanding letters of credit. The Company has begun discussions with the bank syndicate regarding obtaining a waiver of the necessary covenants. However, we cannot assure you that we will be successful in negotiating additional waivers or amendments or that the lenders would not require us to collateralize our existing letters of credit. Should the Company fail to obtain the necessary waiver or amendment; our operations will be adversely impacted.

ITEM 3. LEGAL PROCEEDINGS

     We have voluntarily reported the results of our investigations into certain activities of J. Kenneth Tillery, the former President of WII, and other employees of WII or its subsidiaries to the United States Department of Justice ("DOJ") and to the United States Securities and Exchange Commission ("SEC").

     The DOJ is conducting an investigation concerning possible violations of the United States Foreign Corrupt Practices Act ("FCPA") and other applicable U.S. laws.

     The SEC is conducting a formal non-public investigation into whether the Company and others may have violated various provisions of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act").

     We have also voluntarily reported to the United States Department of Treasury's Office of Foreign Assets Control ("OFAC") the substance of certain activities conducted by certain employees that may constitute a violation of U.S. trade sanctions administered and enforced by the Department of Treasury and U.S. export restrictions administered by the Department of Commerce. OFAC is currently investigating the information we have provided and could conclude that we have violated the Sudanese Sanctions Regulations.

     The Company is cooperating fully with all of these investigations. Any violations could result in civil or criminal charges, penalties or other actions that may adversely impact our ability to continue or undertake operations in some countries. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company's exposure to civil or criminal fines or penalties, or other regulatory action which could have a material adverse effect on the Company's business, financial condition and results of operations.

     For a further discussion of the potential adverse impact on our business, financial condition and results of operations related to these investigations, see the risk factor contained in Items 1 and 2 of this Form 10-K entitled "Governmental investigations into the activities of the Company, J. Kenneth Tillery, the former President of our principal international subsidiary, and other current and former employees of the Company could adversely affect us."

     We have received letters from two Nigerian law firms alleging that we have not complied with our obligations under certain consulting contracts with their clients. The Company has not recognized contract costs or accrued any liability for the $3,845 related to these asserted obligations. We believe that compliance with those contracts may constitute a violation of the United States Foreign Corrupt Practices Act and accordingly, we will not comply. While there can be no assurance that a court or arbitration panel considering those contracts would not award damages to the consulting firms who are parties to such contracts; the Company believes the likelihood of a material adverse effect on our financial position or results of operations from a resolution of this matter is remote.

     On May 18, 2005 a putative securities class-action, captioned Legion Partners, LLP v. Willbros Group, Inc. et al., was filed in the United States District Court for the Southern District of Texas against the Company and certain of its present and former officers and directors. Thereafter, three nearly identical lawsuits were filed. Plaintiffs purport to represent a class composed of all persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive. These complaints generally allege violations by the defendants of
Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act and allege, among other things, that defendants made false or misleading statements of material fact about the Company's financial statements. The plaintiffs seek unspecified monetary damages and other relief. Motions for Consolidation and for Appointment of Lead Plaintiff and Lead Plaintiff's Counsel are currently pending before the Court. While the outcome of such lawsuits cannot be predicted with certainty, the Company believes that it has meritorious defenses and intends to defend itself vigorously.

     In addition to the matters discussed above, we are a party to a number of other legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2004 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY SECURITIES

     Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol "WG." The following table sets forth the high and low sale prices per share of our common stock, as reported in the New York Stock Exchange composite transactions, for the periods indicated:

                                                                  High     Low
                                                                 ------   ------
2003:
   First Quarter..............................................   $ 8.89   $ 7.02
   Second Quarter.............................................    10.72     6.95
   Third Quarter..............................................    10.85     8.86
   Fourth Quarter.............................................    13.99    10.20

2004:
   First Quarter..............................................    16.08    11.80
   Second Quarter.............................................    15.70    13.05
   Third Quarter..............................................    15.38    12.72
   Fourth Quarter.............................................    23.60    13.87

     Substantially all of our stockholders maintain their shares in "street name" accounts and are not, individually, stockholders of record. As of March 7, 2005, our common stock was held by 103 holders of record and an estimated 3,032 beneficial owners.

     In order to fund the development and growth of our business, we intend to retain our earnings rather than pay dividends in the foreseeable future. Since 1991, we have not paid any dividends, except dividends in 1996 on our outstanding shares of preferred stock, which were converted into shares of common stock on July 15, 1996. Subject to restrictions under credit arrangements, the payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our financial condition, cash flow from operations, the level of our capital expenditures and our future business prospects. Our present credit agreement prohibits us from paying cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
              (Dollar amounts in thousands, except per share data)

RESTATEMENT

As a result of an internal investigation, which is more fully described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Restatement" of this Form 10-K, the Company's financial results for the years ended December 31, 2000, 2001, 2002, and 2003, and the first three quarters of 2004 have been restated. All financial results presented in the Selected Consolidated Financial and Other Data below reflect the restatement. Certain reclassifications have been made to conform to current year presentation. See Note 2 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for more detail restatement information for the fiscal years 2003 and 2002.


                                                                 Year Ended December 31,
                                               -------------------------------------------------------------
                                                  2004         2003       2002(1)     2001(2,7)    2000(3,7)
                                               ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:                               RESTATED     RESTATED     RESTATED     RESTATED
Contract revenue                               $ 483,318    $ 416,573    $ 582,829    $ 389,761    $ 314,533
Operating expense (income):
      Contract cost                              417,671      374,442      494,318      325,265      275,459
      Termination of benefit plans                    --           --           --       (9,204)          --
      Depreciation and amortization               16,747       15,570       16,627       13,389       14,762
      General and administrative                  46,614       36,300       34,046       29,975       30,218
      Other operating costs                        3,571        2,314        3,076        1,510        1,303
                                               ---------    ---------    ---------    ---------    ---------
Operating income (loss)                           (1,285)     (12,053)      34,762       28,826       (7,209)
Net interest income (expense)                     (2,534)        (721)      (1,185)      (2,588)      (1,865)
Other income (expense)                            (6,932)      (1,444)      (1,786)        (711)        (804)
                                               ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                (10,751)     (14,218)      31,791       25,527       (9,878)
Provision (benefit) for income taxes              10,064       (3,301)       6,885       10,362        5,257
                                               ---------    ---------    ---------    ---------    ---------
Net income (loss)                              $ (20,815)   $ (10,917)   $  24,906    $  15,165    $ (15,135)
                                               =========    =========    =========    =========    =========
Net income (loss) per share:
      Basic                                    $   (0.99)   $    (.53)   $    1.36    $    1.05    $    1.08
      Diluted                                      (0.99)        (.53)        1.33         1.01         1.08
CASH FLOW DATA:
Cash provided by (used in):
      Operating activities                     $  40,969    $ (14,324)   $  21,014    $  17,867    $  (3,586)
      Investing activities                       (36,751)     (32,589)     (23,998)     (29,251)      (3,476)
      Financing activities                        54,362       17,794       33,100       18,373       10,442
      Effect of exchange rate changes               (829)         631           52          362          752
OTHER DATA:
EBITDA (4)                                     $   8,530    $   2,073    $  49,603    $  41,504    $   6,749
Capital expenditures, excluding acquisitions   $  38,479    $  33,984    $  22,601    $  22,003    $   8,792
Backlog (at period end) (5)                    $ 660,932    $ 223,531    $ 216,988    $ 407,683    $ 373,704
Number of employees (at period end) (6)            3,766        3,282        4,620        3,790        2,194
BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents                      $  78,720    $  20,969    $  49,457    $  19,289    $  11,939
Working capital                                  108,643       83,728       92,640       51,830       34,742
Total assets (8)                                 417,110      304,694      295,035      224,905      180,224
Total liabilities (9)                            237,066      110,167       92,418      128,678      104,966
Total debt                                        73,495       18,322        1,171       39,284       26,298
Stockholders' equity (10)                        180,044      194,527      202,617       96,227       75,258

(1) We acquired Mt. West Group, comprised of four companies providing design-build services to the western U.S. energy industry, on October 23, 2002. Accordingly, its results of operations since that date are consolidated with our results of operations. See Note 4 of the "Notes to Consolidated Financial Statements" included in Item 8 of this Form 10-K.

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

(4) EBITDA represents earnings before net interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the respective period, nor has it been presented as an alternative to operating income as an indicator of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements included elsewhere in this Form 10-K. EBITDA is included in this Form 10-K because it is one of the measures through which we assess our financial performance. EBITDA as presented may not be comparable to other similarly titled measures used by other companies. A reconciliation of EBITDA to GAAP financial information is provided in the table below.

                                                              Year Ended December 31,
                                          --------------------------------------------------------------
                                            2004          2003          2002         2001         2000
                                          --------      --------      --------     --------     --------
RECONCILIATION OF NON-GAAP                              RESTATED      RESTATED     RESTATED     RESTATED
 FINANCIAL MEASURE:
Net income (loss).......................  $(20,815)     $(10,917)     $ 24,906     $ 15,165     $(15,135)
 Interest, net..........................     2,534           721         1,185        2,588        1,865
 Provision (benefit) for income taxes...    10,064        (3,301)        6,885       10,362        5,257
 Depreciation and amortization..........    16,747        15,570        16,627       13,389       14,762
                                          --------      --------      --------     --------     --------
EBITDA .................................  $  8,530      $  2,073      $ 49,603     $ 41,504     $  6,749
                                          ========      ========      ========     ========     ========

(5) Backlog is anticipated contract revenue from uncompleted portions of existing contracts and contracts whose award is reasonably assured.

(6)  Includes joint ventures in 2002 and 2001.

(7) The effects of the restatement on net income for the years ended December 31, 2001 and 2000 are as follows:


                                                                           Year Ended December 31, 2001
                                                           -------------------------------------------------------------
                                                           As Reported             Adjustments               Restated
                                                           ------------            -----------             -------------
Contract revenue                                           $    390,134            $      (373)      A     $     389,761
Operating expenses (income):
  Contract                                                      317,186                  8,079       B           325,265
  Termination of benefit plans                                   (9,204)                                          (9,204)
  Depreciation and amortization                                  19,522                 (6,133)      C            13,389
  General and administrative                                     29,975                     --                    29,975
  Other operating costs                                              --                  1,510       D             1,510
                                                           ------------            -----------             -------------
                                                                357,479                  3,456                   360,935
                                                           ------------            -----------             -------------

   Operating income (loss)                                       32,655                 (3,829)                   28,826

Other income (expense):
  Interest income                                                   377                     --                       377
  Interest expense                                               (2,965)                    --                    (2,965)
  Foreign exchange loss                                            (117)                    --                      (117)
  Other - net                                                      (486)                  (108)      E              (594)
                                                           -------------           -----------             -------------
                                                                 (3,191)                  (108)                   (3,299)
                                                           -------------           -----------             -------------
   Income (loss) before income taxes                             29,464                 (3,937)                   25,527
Provision (benefit) for income taxes                             10,384                    (22)      F            10,362
                                                           ------------            -----------             -------------
   Net income (loss)                                       $     19,080            $    (3,915)            $      15,165
                                                           ============            ===========             =============
Income (loss) per common share:
   Basic                                                   $       1.32            $     (0.27)            $       1.05
                                                           ============            ===========             ============
   Diluted                                                 $       1.27            $     (0.26)            $       1.01
                                                           ============            ===========             ============
Weighted average number of common shares outstanding:
   Basic                                                     14,442,035             14,442,035               14,442,035
                                                           ============            ===========             ============
   Diluted                                                   15,074,166             15,074,166               15,074,166
                                                           ============            ===========             ============


                                                                            Year Ended December 31, 2000
                                                           -------------------------------------------------------------
                                                           As Reported             Adjustments               Restated
                                                           ------------            -----------             -------------
Contract revenue                                           $    314,290            $       243       A     $     314,533
Operating expenses (income):
  Contract                                                      269,418                  6,041       B           275,459
  Termination of benefit plans                                       --                     --                        --
  Depreciation and amortization                                  22,408                 (7,646)      C            14,762
  General and administrative                                     30,218                     --                    30,218
  Other operating costs                                              --                  1,303       D             1,303
                                                           ------------            -----------             -------------
                                                                322,044                   (302)                  321,742
                                                           ------------            -----------             -------------

   Operating income (loss)                                       (7,754)                   545                    (7,209)

Other income (expense):
  Interest income                                                    --                     --                        --
  Interest expense                                               (1,865)                    --                    (1,865)
  Foreign exchange loss                                              --                     --                        --
  Other - net                                                      (716)                   (88)      E              (804)
                                                           ------------            -----------             -------------
                                                                 (2,581)                   (88)                   (2,669)
                                                           ------------            -----------             -------------
   Income (loss) before income taxes                            (10,335)                   457                    (9,878)
Provision (benefit) for income taxes                              5,257                     --       F             5,257
                                                           ------------            -----------             -------------
   Net income (loss)                                       $    (15,592)           $       457             $     (15,135)
                                                           ============            ===========             =============
Income (loss) per common share:
   Basic                                                   $      (1.11)           $      0.03             $      (1.08)
                                                           ============            ===========             ============
   Diluted                                                 $      (1.11)           $      0.03             $      (1.08)
                                                           ============            ===========             ============
Weighted average number of common shares outstanding:
   Basic                                                     14,017,857             14,017,857               14,017,857
                                                           ============            ===========             ============
   Diluted                                                   14,017,857             14,017,857               14,017,857
                                                           ============            ===========             ============

NOTES TO STATEMENTS OF OPERATIONS RESTATEMENT ADJUSTMENTS:

                                                                                           2001              2000
                                                                                        ---------         ---------
A.   INCREASE (DECREASE) IN CONTRACT REVENUE
     o   Increase (decrease) attributable to recalculation of contract revenue as a result of the fraudulent invoices impacting the timing of revenue
         recognition                                                                    $      17         $    (147)
     o   Increase (decrease) due to reclassification of contract revenue and contract costs associated with an error in the manner used to record
         the provision for loss contracts                                                    (390)              390
                                                                                        ---------         ---------
                                                                                        $    (373)        $     243
                                                                                        =========         =========
B.   INCREASE IN CONTRACT COSTS
     o   Increase due to the accrual of unreported and unpaid
         value added taxes and payroll related taxes of certain
         international subsidiaries                                                     $     835         $     708
     o   Decrease related to correction of minority interest accrual                           --            (1,200)
     o   Decrease due to fraudulent invoices inappropriately charged to
         contract cost                                                                     (1,290)           (1,303)
     o   Increase due to reclassification of parts inventory
         expense from amortization                                                          6,124             7,646
     o   Increase (decrease) due to reclassification of contract revenue and contract costs associated with an error in the manner
         used to record the provision for loss contracts                                     (390)              390
     o   Increase (decrease) due to an error in accounting for parts inventory              2,800              (200)
                                                                                        ---------         ---------
                                                                                        $   8,079         $   6,041
                                                                                        =========         =========
C.   DECREASE IN DEPRECIATION AND AMORTIZATION
     o   Decrease due to reclassification of parts inventory
         expense to contract costs                                                      $  (6,124)        $  (7,646)
     o   Decrease due to the elimination of depreciation expense on the
         improper capitalization of fraudulent charges                                         (9)               --
                                                                                        ---------         ---------
                                                                                        $  (6,133)        $  (7,646)
                                                                                        =========         =========

D.   INCREASE IN OTHER OPERATING COSTS
     o   Increase is the result of reclassification of fraudulent invoices from
         contract costs                                                                 $   1,510         $   1,303
                                                                                        =========         =========


E.   INCREASE IN OTHER - NET
     o   Increase is the result of provision for penalties and interest associated with the underpayment of various taxes in certain
         international subsidiaries                                                     $    (108)        $     (88)
                                                                                        =========         =========

F.   INCREASE IN PROVISION (BENEFIT) FOR INCOME TAXES
     o   Decrease due to the tax effect of the restatement adjustments                  $     (22)        $      --
                                                                                        =========         =========

(8)  The effects of the restatement on total assets as of December 31, 2002, 2001 and 2000 are as follows:

                                                                                    2002             2001             2000
                                                                                 ---------        --------         ---------
     Increase due to loss contracts inappropriately capitalized                  $   1,320              --               336
     Decrease due to reclassification of fraudulent consulting fees from contract costs to other operating costs resulting in timing differences
       in the recognition of contract revenue on fixed price contracts                (101)           (130)             (147)
     Decrease in property plant and equipment for fraudulent invoices
       inappropriately capitalized                                                                    (210)               --
     Recognition of allowance for obsolescence of parts inventory
       for pre-2000 periods                                                         (1,290)         (1,290)           (1,290)
     Decrease in PP&E due to fraudulent invoice relating asset purchases              (467)             --                --
     Decrease due to reclassification of certain international taxes
       charged to projects                                                          (2,278)             --                --
     Increase due to erroneous expensing of prepaid charter costs                    1,500              --                --
     Net increase due to error in deferral and amortization of debt
       issuance costs                                                                  293              --                --
     Decrease due to adjustment of goodwill due to incorrect valuation
       of stock consideration                                                       (3,135)             --                --
     Increase due to recognition of state deferred tax assets                          300              --                --
     Increase due to an error in accounting for parts inventory                        700           2,400             5,200
                                                                                 ---------        --------         ---------
     (DECREASE) INCREASE IN TOTAL ASSETS                                         $  (3,158)       $    770         $   4,099
                                                                                 =========        ========         =========

(9)  The effects of the restatement on total liabilities as of December 31, 2002, 2001 and 2000 are as follows:

                                                                                    2002             2001             2000
                                                                                 ---------        --------         ---------
     Increase due to the accrual of unreported and unpaid related taxes
       of certain international subsidiaries                                     $   3,321        $  2,004         $   1,200
     Increase due to foreign exchange effect of adjustments                            102             318               251
     Increase (decrease) due to tax effect adjustments                                  62             (22)               --
     Increase due to accrual for loss contracts                                      1,320              --               336
     Decrease due to adjustment for minority interests                                  --          (1,200)           (1,200)
     Increase due to accrual of earn-out compensation in connection
       with an acquisition                                                             200              --                --
                                                                                 ---------        --------         ---------
     INCREASE (DECREASE) IN TOTAL LIABILITIES                                    $   5,005        $  1,100         $     587
                                                                                 =========        ========         =========


(10) The effects of the restatement on stockholders' equity as of December 31, 2002, 2001 and 2000 are as follows:

                                                                                    2002             2001             2000
                                                                                 ---------        --------         ---------
     Decrease due to the accrual of unreported and unpaid related taxes
       of certain international subsidiaries                                     $  (6,056)       $ (2,460)        $  (1,517)
     Decrease due to fraudulent invoices inappropriately capitalized                  (569)           (340)             (147)
     Increase (decrease) due to tax effect adjustments                                 (62)             21                 -
     Increase due to foreign exchange effect of adjustments                            356             139                66
     Increase due to minority interest adjustment                                       --           1,200             1,200
     Decrease due to recognition of obsolescence of parts inventory
       for pre-2000 periods                                                         (1,290)         (1,290)           (1,290)
     Increase due to deferral of prepaid charter cost erroneously expensed           1,500              --                --
     Increase due to error in deferral and amortization of debt issuance costs         293              --                --
     Decrease due to accrual of earn-out compensation in connection with an
       acquisition                                                                    (200)             --                --
     Increase due to recognition of deferred state tax assets                          300              --                --
     Decrease due to adjustment of goodwill due to incorrect valuation of stock
       consideration                                                                (3,135)             --                --
     Increase due to an error in accounting for parts inventory                        700           2,400             5,200
                                                                                 ---------        --------         ---------
     INCREASE (DECREASE) IN TOTAL STOCKHOLDERS' EQUITY                           $  (8,163)       $   (330)        $   3,512
                                                                                 =========        ========         =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS OR UNLESS NOTED OTHERWISE)

     The following discussion should be read in conjunction with the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, included in Item 8 of this Form 10-K.

OVERVIEW

RESTATEMENT

     In late December of 2004, the Company became aware of an approximate $2.5 million tax assessment against the Company's Bolivian subsidiary which alleged that the subsidiary had filed improper tax returns. The assessment also imposed penalties and interest related to the tax assessment. Prior to late December 2004, the executive management of the Company was unaware of the tax assessment, with the exception of J. Kenneth Tillery, the then President of Willbros International, Inc. ("WII"), the primary international subsidiary of the Company. Mr. Tillery resigned from the Company on January 6, 2005.

     Upon learning of the tax assessment, the Company immediately commenced an initial investigation into the matter and notified the Audit Committee of the Board of Directors. The Audit Committee retained independent counsel, who in turn retained forensic accountants, and began an independent investigation.

     Concurrent with the Audit Committee's investigation, the Company initiated its own review of the Company's accounting. This review focused primarily on the Company's international activities supervised by the former President of WII, but also included other areas of the Company's accounting activities.

     As a result of the investigation by the Audit Committee and the Company's accounting review, the Company determined that several members of the senior management of WII and its subsidiaries collaborated to misappropriate assets from the Company and cover up such activity. It was determined that the Bolivian subsidiary had in fact filed improper tax returns, or failed to file returns, at the direction of Mr. Tillery, the former President of WII. The investigation also determined that Mr. Tillery, in collusion with several members of the management of the international subsidiaries, was involved in other improper activities, primarily in the Company's Nigerian subsidiaries. The improper activities which significantly impacted the Company's consolidated financial statements, include:

     - Understatement and underpayment of value added taxes (VAT) and payroll related taxes with resultant penalties and interest at certain international subsidiaries of $8,714 for the period from 1999 through December 2003 ($2,658 in 2003, $3,596 in 2002 and $2,460 in prior periods;

     - The existence of previously undisclosed and unknown multiple related party affiliations and transactions with entities in which the former President of WII and other members of management of the international subsidiaries operating in Nigeria had an ownership interest or exerted significant influence. As disclosed in Note 18 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, previously undisclosed related party transactions totaled $24,077 for the two year period ended 2003, which transactions and services may not have been based on market terms or rates and/or the Company may not have received appropriate benefit from such arrangements;

     - Misappropriation of $5,847 in cash funds for the period from 1999 through December 2003 ($1,500 in 2003, $1,534 in 2002 and $2,813 in
          prior periods), through the use of fraudulent vendor invoices in Nigeria which resulted in an overstatement of fixed assets, and timing differences in the recognition of contract revenue on fixed price contracts;

     - Misappropriation of $2,356 in cash funds for the period 2002 through 2003 ($814 in 2003 and $1,542 in 2002) through the use of fraudulent consulting agreements in Nigeria, which resulted in an overstatement of contract costs (subsequently reclassified as other operating costs) and timing differences in the recognition of contract revenue on fixed priced contracts.

     - Overstatement of estimated contract margins for several significant Nigeria contracts resulting in an overstatement of contract margins and in timing differences in the recognition of contract revenue on fixed price contracts;

     - Overstatement of costs incurred and anticipated recovery of a significant contract change order resulting in an overstatement of contract revenue and margin of $3,664;

     - Overstatement of net accounts receivable, as a result of inaccurate information provided by several members of management of international subsidiaries resulting in an understatement of bad debt expense of approximately $6,737; and

     - Misappropriation of funds to refurbish equipment not owned by the Company charged to contract costs in the amount of approximately $2,182.

     The Company's review of its historical accounting also identified accounting errors which are corrected in the Company's restated consolidated financial statements and include:

     - An error in determining the price used for the Company's common stock issued as partial consideration in connection with an acquisition in 2002;

     - An error in the treatment of an earn-out payment in connection with a 2002 acquisition classified as a purchase price adjustment instead of compensation expense;

     - An error in the computation of the accretion of interest on discount on notes receivable for stock purchases;

     - An error in the amortization period used to amortize debt issuance costs;

     - An error in the accounting period used to reverse an excess accrual of minority interest;

     - An error in revenue resulting from the recording of duplicate invoices;

     -    An error in the tax rate used to recognize deferred tax assets;

     -    An error in the recognition of withholding tax expense;

     - An error in the application of accounting for loss contracts corrected by a reclassification of contract revenue and contract costs;

     - An error in the carrying value and classification of parts inventories; and

     - Corrections with respect to the income tax consequences on the matters identified and corrected as a result of the investigation and the accounting review.

     Financial statement adjustments resulting from the misconduct of certain members of the international subsidiaries management had a negative impact on the Company's consolidated cumulative earnings (loss) through December 31, 2003 of approximately ($13,307). The impact on the Company's consolidated cumulative earnings (loss) through December 31, 2003 for other accounting errors noted above decreased earnings by approximately ($5). The total impact on the Company's consolidated cumulative earnings (loss) of all financial statement adjustments through December 31, 2003 was approximately ($13,312). The impact of these items on the Company's balance sheet as of December 31, 2003 and its statements of operations for the fiscal years ended December 31, 2003 and 2002 are presented below. The impact on the 2004 and 2003 interim periods are included in Note 17 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

     The significant items having financial statement impact as of December 31, 2003 and all restated annual periods prior to 2004 are as follows:

     - Decrease in contract revenue of $3,038 for the 2002 and 2003 restated periods;

     - Decrease in operating income for the 2002 and 2003 restated annual periods of $10,355;

     - Increase in other income (expense) net of ($643) for the 2002 and 2003 restated annual periods;

     - Increase in income taxes of $1,549 for the 2002 and 2003 restated annual periods;

     - Reduction in stockholders' equity of $15,754, of which $13,312 represented a deduction in retained earnings;

     - Reduction in goodwill, with corresponding reduction in capital-in-excess of par of $2,841 and a reduction in retained earnings of $294, relating to an error in the price used for Company common stock issued as partial consideration in connection with an acquisition in 2002; and

     - Increase of $7,179 in accounts payable and accrued liabilities and an increase of $1,827 in accrued income taxes.

     Additional information regarding these accounting corrections is provided in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

2004 GENERAL

     We derive our revenue from providing engineering, construction, specialty services and development activities to the oil, gas and power industries and government entities worldwide. In 2004, our revenue was primarily generated from operations in Canada, Iraq, Nigeria, Oman, and the United States. We obtain contracts for our work primarily by competitive bidding or through negotiations with long-standing or prospective clients. Our contracts have durations from a few weeks to several months or in some cases more than a year.

     We believe the fundamentals supporting the demand for engineering and construction services for the oil, gas and power industries indicate the market for our services will be strong for the next two to five years. We expect the international demand for our services to continue to be strong. We expect the demand for our services in the United States and Canada to improve into 2006. An industry survey appears to substantiate our outlook as they are suggesting that planned worldwide pipeline construction will be slightly higher in 2005 than in 2004. Overall the survey indicates an increase of 1,000 miles of planned miles of pipeline construction from approximately 59,000 miles in 2004 and beyond to approximately 60,000 miles in 2005 and beyond. More significant is the increase in planned expenditures identified by the survey. Respondents plan to build more than 51,000 miles of pipeline at a cost of more than $27.5 billion in 2005. This compares to more than 13,000 miles planned in 2004 at a cost of more than $19.0 billion. Our bidding activity also substantiates our outlook for the near-term as we continue to see an increase in prospects that we believe fit with our capabilities and qualifications from approximately $5 billion at the end of 2003 to approximately $7 billion at the end of 2004.

FINANCIAL SUMMARY

     For the year ended December 31, 2004, we had a net loss of ($20,815) or $(0.99) per share on revenue of $483,318. This compares to revenue of $416,573 in 2003 with net loss of ($10,917) or $(0.53) per share.

     Our 2004 revenue was up 16.0 percent from 2003, primarily driven by improving market conditions in both International and United States & Canada business segments. See Note 15 of the "Notes to Consolidated Financial Statements" included in Item 8 of this Form 10-K for additional information regarding segment reporting. The increase in revenue is attributable to the following:

     -    A new maintenance contract in the Canadian oil sands;

     - The commencement of operation in the first quarter of 2004 of the Opal Gas Plant in Wyoming;

     - The commencement of work on the Eastern Gas Gathering System ("EGGS") project in Nigeria; and

     - The continuation of our work related to rebuilding pipeline infrastructure in Iraq.

     Contract margin for the year increased to 13.6 percent of revenue from 10.1 percent in 2003. This improvement in contract margin is the result of the following:

     -    The Opal Gas Plant commencing operations in the first quarter of 2004;

     - Improved contract margins realized on work performed in the Middle East; and

     - Settlement of contract claims on projects in Bolivia and Venezuela which were substantially completed in 2003.

     In addition to the positive factors impacting our contract margin in 2004 listed above, we did not encounter the heavy rain and inclement weather on our projects in the United States in 2004 that we did in 2003 which negatively impacted our contract margin in 2003.

     Offsetting these factors, we increased our allowance for doubtful accounts by $6,737 due to delays in collection of our accounts receivable, primarily in West Africa, and the anticipated discounted sale of an aged receivable.

     General and Administrative ("G&A") expense increased $10,314 in 2004 from 2003 due primarily to more resources dedicated to bidding, estimating, supporting existing projects, and regulatory compliance. G&A expense was also higher as we supported the implementation of a new management information system in the United States and Canada. We expect to complete the implementation of the new management information system in the remaining business units in early 2006.

     The provision for income taxes for 2004 of $10,064 was primarily the result of:

     -    Income tax expense on foreign earnings of $3,641;

     -    Income tax expense on foreign deemed income of $8,483; and

     - Income tax benefit on operating losses in the United States of ($2,060).

     In 2004, our cash and cash equivalents increased from $20,969 to $78,720 and our long-term debt increased from $18,322 to $73,495. These changes were primarily due to the following:

     - Proceeds from the issuance of the $70,000, 2.75 percent Convertible Senior Notes due 2024;

     - $40,969 provided by operating activities primarily attributable to improved working capital management; and

     - Investment of $38,479 in capital assets associated with the expansion of our fabrication facilities in Nigeria and Canada, expansion of our housing and office facilities in Nigeria, the implementation of a new information technology system in the United States and Canada, and the normal replacement of our equipment.

     In the first quarter of 2004, we completed two financing transactions which we believe will improve our liquidity and, combined with cash flows from operations, will be sufficient to finance our working capital and capital expenditure requirements for our current operations. In March and April, 2004, we issued $70,000 of 2.75 percent Convertible Senior Notes (the "Convertible Notes") due 2024. Also, on March 12, 2004, we amended and restated our senior secured credit facility. The three-year amended and restated credit facility (the "2004 Credit Facility") initially provided for $150,000 of available credit capacity to be used for letters of credit and cash borrowing. On July 19, 2005, the Company entered into a Second Amendment and Waiver Agreement ("Waiver Amendment") of the 2004 Credit Facility with the syndicated bank group to obtain continuing waivers regarding its non-compliance with certain financial and non-financial covenants in the 2004 Credit Facility. Under the terms of the Waiver Amendment, the total credit availability under the 2004 Credit Facility is reduced to $100,000 as of the effective date of the Waiver Amendment. (See the related discussion in this Item 7 under "Liquidity and Capital Resources").

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

REVENUE RECOGNITION; PERCENTAGE-OF-COMPLETION METHOD

     A number of factors relating to our business affect the recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. We do not recognize income on a fixed-price contract until the contract is approximately 5 percent to 10 percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for. Revenue from unit-price and time and material contracts is recognized as earned. Revenue from operations of the Opal Gas Plant is recognized upon delivery of product to the customer. We believe that our operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

     All U.S. government contracts and many of our other contracts provide for termination of the contract for the convenience of the client. In the event a contract would be terminated at the convenience of the client prior to completion, we will typically be compensated for progress up to the time of termination and any termination costs. Many contracts are subject to certain completion schedule requirements which require us to pay liquidated damages in the event schedules are not met as the result of circumstances that are within our control. In addition, some contracts provide for bonus payments to us for early completion of the project and/or attainment of specified safety goals.

INCOME TAXES

     The determination of our tax provision is complex due to our operations in several tax jurisdictions outside the United States which may be subject to certain risks which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported. Furthermore, in determining the valuation allowance related to deferred tax assets, we estimate taxable income into the future and determine the magnitude of deferred tax assets which are more likely than not to be realized. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would need to be adjusted.

JOINT VENTURE ACCOUNTING

     From time to time, we seek one or more joint venture partners when a project requires local content, equipment, manpower or other resources beyond those we have available to complete work in a timely and efficient manner or when we wish to share risk on a particularly large project. We have investments, ranging from 10 percent to 50 percent, in joint ventures that operate in similar lines of business as ours. Investments consist of a 10 percent interest in a consortium for work in Venezuela, and a 50 percent interest in a joint venture for work in Africa in 2002 and 2003. Interests in these unconsolidated ventures are accounted for under the equity method in the consolidated balance sheets and on a proportionate consolidation basis in the consolidated statements of operations. This presentation is consistent with construction industry practice. Alternatively, if we were to account for these interests using the equity method in the consolidated statement of operations, revenue and contract cost would be materially lower; however, net income would not change.

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

     In July 2004, Willbros Nigeria Ltd., with operations based in Port Harcourt, Nigeria, was awarded an Engineering, Procurement, and Construction ("EPC") contract to design and build a new gas transmission pipeline for Shell Petroleum Development Company. The 40-inch diameter, high pressure natural gas pipeline will be routed between the Soku gas plant and the Nigeria Liquefied Natural Gas ("NLNG") terminal on Bonny Island in Nigeria, a distance of approximately 83 kilometers. The pipeline is part of the EGGS project, and the contract is valued at approximately $246,000. Completion is scheduled for the fourth quarter of 2005.

     In mid-August 2004, Willbros (Offshore) Nigeria Limited ("WONL") and Willbros West Africa, Inc. ("WWAI") received a letter of intent ("LOI") from Mobil Producing Nigeria Unlimited ("MPNU") to commence preliminary engineering and design work for the EPC-IV project located offshore West Africa. The EPC-IV contract, encompassing both fixed sum and time and material work is projected to have a value of approximately $200,000. MPNU has entered into separate contracts for work inside Nigeria with WONL and work outside of Nigeria with WWAI. The project covers the retrofitting and revamping of facilities on existing offshore platforms. Engineering and procurement activities began in 2004. Field work is expected to commence in the third quarter of 2005 and continue through 2006.

     In December 2004, WWAI was awarded an EPC contract for the onshore pipeline and facilities of the 693-kilometer West African Gas Pipeline Project by the West African Pipeline Company Limited, comprised of Chevron, Nigerian National Petroleum Corporation, Shell, and the Takoradi Power Company Ltd. of Ghana. The project includes the installation of custody transfer metering in Nigeria and a 30-inch natural gas pipeline from the existing Escravos Lagos gas pipeline system, near Itoki, Nigeria, to the initial compressor station at Lagos Beach, and the point of departure for the offshore section. Additional pipelines and regulating and metering facilities for the onshore portions of the project in Benin, Togo, and Ghana are included in the project scope, as well as the engineering, procurement, construction and tie-in of the initial compressor station and land pipeline section. Groundbreaking ceremonies for the project were held at Takoradi, Ghana, on December 3, 2004. Engineering and procurement activities for the onshore portions commenced in January 2005, with field activities scheduled to begin in the fourth quarter of 2005, and project completion scheduled for fourth quarter of 2006.

     In January 2005, J. Kenneth Tillery, President of Willbros International, Inc., resigned from the Company after management learned that the tax authorities in Bolivia assessed its local subsidiary approximately $2,500 on a completed project. (See the first risk factor under "Risk Factors" in Items 1 and 2 of this Form 10-K.) Subsequent to Mr. Tillery's resignation, R. Clay Etheridge was named President of Willbros International, Inc.

OTHER FINANCIAL MEASURES

EBITDA

     We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for 2004 was $8,530 as compared to $2,073 in 2003. The $6,457 increase in EBITDA is primarily the result of:

     - Increased contract income of approximately $14.5 million due to improved contract margins in 2004 over 2003 of 3.5 percentage points, and

     - Increased contract income in 2004 over 2003 of approximately $9.1 million due to a $66.7 million increase in 2004 over 2003 revenue, offset by

     -    Increased G&A expense of $10.3 million in 2004 over 2003, and

     -    Increased other expense of $6.5 million in 2004 over 2003.

     A reconciliation of EBITDA to GAAP financial information can be found in
Item 6 "Selected Financial Data" of this Form 10-K.

BACKLOG

     In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but, rather, on capturing quality backlog with margins commensurate with the risks associated with a given project.

     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2004, backlog was $660,932 with an estimated embedded margin of 21.6%, compared to $223,531 with an estimated embedded margin of 29.6% at December 31, 2003. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. We expect that approximately $450,000, or about two-thirds, of our existing backlog at December 31, 2004, will be recognized in revenue during 2005. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in backlog. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

     The following table shows our backlog by segment and geographic region as of December 31, 2004 and 2003:

                                               2004             2003 RESTATED
                                        ------------------   ------------------
                                         Amount    Percent    Amount    Percent
                                        --------   -------   --------   -------
                                             (Dollar amounts in thousands)
BACKLOG
International
   Africa ...........................   $554,692      84%    $ 49,018      22%
   South America ....................     12,211       2       23,369      10
   Middle East ......................      2,500      <1       57,853      26
                                        --------     ---     --------     ---
   Subtotal International ...........    569,403      86      130,240      58

United States & Canada
   United States ....................     68,926      10       53,582      24
   Canada ...........................     22,603       4       39,709      18
                                        --------     ---     --------     ---
   Subtotal United States & Canada ..     91,529      14       93,291      42
                                        --------     ---     --------     ---
   Total ............................   $660,932     100%    $223,531     100%
                                        ========     ===     ========     ===

RESULTS OF OPERATIONS

     Beginning in the fourth quarter of 2004, we restructured our business into two operating segments, International and United States & Canada.

     Our contract revenue and contract costs are significantly impacted by the capital budgets of our clients and the timing and location of development projects in the oil, gas and power industries worldwide. Contract revenue and cost variations by country from year-to-year are the result of entering and exiting work countries; the execution of new contract awards; the completion of contracts; and the overall level of activity related to our services.

                      FISCAL YEAR ENDED DECEMBER 31, 2004,
                 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

CONTRACT REVENUE

     Contract revenue increased $66,745 (16.0%) to $483,318 in 2004 from $416,573 in 2003.

                            Contract Revenue - Year Ended December 31,
                            ------------------------------------------
                                                              Percent
                               2004       2003     Increase    Change
                             --------   --------   --------   -------
                                        RESTATED
International ...........    $290,524   $262,241    $28,283    10.8%
United States & Canada ..     192,794    154,332     38,462    24.9%
                             --------   --------    -------
Total Contract Revenue ..    $483,318   $416,573    $66,745    16.0%
                             ========   ========    =======

     International revenue increased by $28,283 or 10.8 percent. Increased revenue in 2004 resulted from the start of the EGGS project in Nigeria ($62,313) and continued work related to rebuilding Iraq ($43,972) that was completed in 2004. These increases were offset by the 2003 completion of the Chad-Cameroon Pipeline project which resulted in a year-to-year construction revenue decline of $61,269. The completion of several Nigerian projects also contributed to revenue reductions from 2003. Venezuela and Oman revenue also decreased from 2003.

     United States & Canada revenue increased $38,462 or 24.9 percent in 2004 to $192,794, from $154,332 in 2003. The primary reasons for the increase in 2004 were the start-up of operations of the new Opal Gas Plant in Wyoming (approximately $21,216) and the expanded Albian Sands maintenance contract in Canada (approximately $8,766).

CONTRACT INCOME

     Contract income increased $23,516 or 55.8 percent to $65,647 in 2004 from $42,131 in 2003. Variations in contract costs by country were closely related to the variations in contract revenue.

                                      Contract Income - Year Ended December 31,
                            -------------------------------------------------------------
                                       % of                  % of     Increase    Percent
                              2004    Revenue     2003     Revenue   (Decrease)    Change
                            --------  -------   --------   -------   ----------   -------
                                                RESTATED
International ...........   $40,864    14.1%     $38,569    14.7%      $ 2,295       6.0%
United States & Canada ..    24,783    12.9%       3,562     2.3%       21,221     595.8%
                            -------              -------               -------
Total Contract Income ...   $65,647    13.6%     $42,131    10.1%      $23,516      55.8%
                            =======              =======               =======

     International contract income increased $2,295 primarily as a result of increased revenue as the segment's contract margin dropped 0.6% from 14.7% in 2003 to 14.1%. This decrease in contract margin is despite the settlement of the claim on the Transierra Project in Bolivia that positively impacted contract income in 2004 by $6,308. Based on the findings related to the investigation into the Company's former President of WII's activities contract income in 2004 and 2003 was negatively impacted by approximately $4,265 and $360 respectively. Margins for 2004 and 2003 were reduced by approximately 1.5% and 0.1%, respectively.

     United States & Canada contract income increased $21,221 as margins greatly improved from last year on engineering and construction activity. Three factors resulted in this improvement in the margins. First, our construction projects in the United States were not as negatively impacted by weather in 2004 as they had been in 2003. Second, our revenue was up over 2003, which resulted in increased contract income. And, finally, our new Opal Gas Plant commenced operations in the first quarter of 2004 and contributed $5,464 of contract income.

OTHER OPERATING EXPENSE

     Depreciation and amortization increased $1,177 (7.6 percent) in 2004 due to the acquisition of $38,479 in assets in 2004 and a change in the mix of assets and depreciable lines of our property, plant and equipment. International depreciation increased from $8,727 to $9,135 or 4.7 percent. United States & Canada depreciation and amortization increased from $6,843 to $7,612 or 11.2 percent.

     G&A expense increased $10,314 or 28.4 percent to $46,614 in 2004 compared to $36,300 in 2003. The increase is a result of more resources dedicated to bidding, estimating, and supporting existing projects, regulatory compliance, litigation costs, and the implementation of a new accounting system. International G&A increased from $16,321 to $22,600. United States & Canada G&A increased from $19,979 to $24,014.

     Other operating costs, representing fraudulent expenses identified in our investigation, as described in Note 2 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K, increased from $2,314 to $3,571 in 2004.


NET INTEREST INCOME (EXPENSE)

     Net interest expense, including amortization of debt issue cost, increased $1,813 to $2,534 in 2004 from $721 in 2003. This increase is a direct result of interest on the $70,000 of Convertible Notes issued in the first quarter of 2004. Interest income increased $270 in 2004 as compared to 2003 as a result of an overall increase in invested funds in 2004 as compared to 2003.

OTHER INCOME (EXPENSE)

     Other expense increased $5,488 to $6,932 in 2004 from $1,444 in 2003, primarily as a result of the $6,737 increase in bad debt expense and partially offset by foreign currency gain of $1,037.

PROVISION FOR INCOME TAXES

     The provision for income taxes in 2004 increased $13,365 as compared to 2003. This increase in the provision for income taxes is due to improved operating results in countries where income taxes are calculated on actual pre-tax earnings, increase in revenue in Nigeria where taxes are based upon deemed income, and an increase in the allowance against deferred tax assets in Bolivia.

                      FISCAL YEAR ENDED DECEMBER 31, 2003,
                 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

CONTRACT REVENUE

     Contract revenue decreased $166,256 (28.5 percent) to $416,573 in 2003 from $582,829 in 2002.

                                      Contract Revenue - Year Ended December 31,
                                      ------------------------------------------
                                                                         Percent
                                        2003       2002     (Decrease)    Change
                                      --------   --------   ----------   -------
                                      RESTATED   RESTATED
International .....................   $262,241   $337,592   $ (75,351)   (22.3%)
United States & Canada ............    154,332    245,237     (90,905)   (37.1%)
                                      --------   --------   ---------
Total Contract Revenue ............   $416,573   $582,829   $(166,256)   (28.5%)
                                      ========   ========   =========

     International revenue decreased $75,351 or 22.3 percent. International revenue in 2003 was $262,241 versus $337,592 in 2002. The decline in International revenue is attributable to the completion of the Chad-Cameroon Pipeline in the first half of the year as well as the completion of the Bolivia Transierra Pipeline. The completion of these two projects resulted in a combined decrease in International revenue of $118,929 in 2003 from 2002. This decrease was partially offset by increased revenue related to the Venezuelan Ameriven project ($22,101) and increased activity in Oman ($23,641).

     United States & Canada revenue decreased $90,905 or 37.1 percent in 2003 to $154,332 from $245,237 in 2002. Contributing to the decrease in 2003 was the significant decline in engineering services. Engineering revenue decreased approximately $140,000 in 2003 as compared to 2002. This decrease was partially offset by additional construction revenue in the U.S. and Canada, primarily as a result of including the Mt. West Group's revenue for a full year in 2003.

CONTRACT INCOME

     Contract income decreased $46,380 or 52.4 percent to $42,131 in 2003 from $88,511 in 2002.

                                            Contract Income - Year Ended December 31,
                                 --------------------------------------------------------------
                                              % of                 % of                 Percent
                                   2003     Revenue     2002     Revenue   (Decrease)    Change
                                 --------   -------   --------   -------   ----------   -------
                                 RESTATED             RESTATED
International ................    $38,569    14.7%     $50,262    14.9%     $(11,693)   (23.3%)
United States & Canada .......      3,562     2.3%      38,249    15.6%      (34,687)   (90.7%)
                                  -------              -------              --------
Total Contract Income ........    $42,131    10.1%     $88,511    15.2%     $(46,380)   (52.4%)
                                  =======              =======              ========

     International contract income decreased $11,693 from 2002 as a result of the $75,351 decrease in revenue for the segment. Contract income in 2003 and 2002 was negatively impacted by approximately $360 and $228, respectively, based on findings related to the investigation into the Company's former President of WII's activities. Contract margins for 2003 and 2002 were reduced by approximately 0.1% and 0.1% respectively.

     United States & Canada contract income decreased $34,687 as a result of the large decline in revenue for the segment and a significant decrease in contract margins for the segment. Margins were negatively impacted by the depressed market conditions in the United States as well as poor weather on construction projects in the southern United States.

OTHER OPERATING EXPENSE

     Depreciation and amortization decreased $1,057 (6.4%) primarily due to a change in the mix of assets and depreciable lines of our property, plant, and equipment. International depreciation and amortization decreased $1,970 (18.4%) from $10,697 to $8,727. United States & Canada depreciation and amortization increased $913 (15.4%) from $5,930 to $6,843.

     G&A expense increased $2,254 (6.6%) to $36,300. International G&A expense increased $130 (0.8%) from $16,191 to $16,321 and is partially offset by reductions in Venezuela. United States & Canada G&A expense increased $2,124 (11.9%) from $17,855 to $19,979. This increase resulted from a full year of G&A expense for the Mt. West Group acquired on October 23, 2002 and is partially offset by U.S. engineering G&A expense. We did incur higher G&A expense in 2003 over 2002 in the following areas: bidding and estimating; insurance; legal; and consulting.

     Other operating costs, representing fraudulent expenses identified in our investigation, as described in Note 2 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K, decreased from $3,076 in 2002 to $2,314 in 2003.

NET INTEREST INCOME (EXPENSE)

     Net interest expense decreased $464 to $721 in 2003 from $1,185 in 2002. Interest expense was $327 less than 2002 because of reduced debt and capitalized interest related to the construction of our Opal Gas Plant. Interest income increased $137 in 2003 as compared to 2002.

OTHER INCOME (EXPENSE)

     Other expense decreased $342 to $1,444 in 2003 from $1,786 in 2002. The $342 decrease is the result of a $343 gain on the disposal of equipment in 2003 following a $281 loss in 2002, a $236 reduction in foreign currency translation losses in 2003 versus 2002, and the occurrence in 2003 of $518 of miscellaneous expense which were not incurred in 2002.

PROVISION FOR INCOME TAXES

     The provision for income taxes in 2003 decreased $10,186 as compared to 2002 mainly as a result of a $37,688 decrease in pre-tax income in the United States. The decrease in pre-tax income in the United States resulted in a $10,116 decrease in income tax expense in 2003 from 2002. The income tax expense on foreign earnings for 2003 also decreased by $70 when compared to 2002.
These decreases in income tax expense were partially offset by a $4,946 increase in income tax expense associated with the change in the deferred tax valuation allowance between the two years.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL REQUIREMENTS

     Our primary requirements for capital are to acquire, upgrade and maintain equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where we perceive growth opportunities and finance the possible acquisition of new businesses and equity investments. Historically, we have met these capital requirements primarily from operating cash flows, borrowings under our credit facility, and debt and equity financings.

WORKING CAPITAL

     Cash and cash equivalents increased $57,751 (275.4%) to $78,720 at December 31, 2004, from $20,969 at December 31, 2003. The increase is primarily the result of the issuance of $70,000 of the Convertible Notes less the $14,000 repayment of the outstanding balance on the June 2002 credit agreement and the payment of $6,176 of debt issuance costs related to the Convertible Notes and the 2004 Credit Facility. Additionally, $40,969 of cash was provided by operating activities. This increase was partially offset by an investment of $38,479 in capital assets associated with the expansion of our fabrication facilities in Nigeria and Canada, expansion of our housing and office facilities in Nigeria, the implementation of a new information technology system in the United States and Canada, and the normal replacement of our equipment.

     Working capital increased $24,915 (29.8%) to $108,643 at December 31, 2004 from $83,728 at December 31, 2003. The increase was primarily attributable to an increase in cash of $57,751.

     We believe the anticipated increase in revenue, a focus on reducing working capital requirements, and more stringent criteria in our analysis in the area of capital asset addition will improve cash flow from operations in 2005.

2004 CREDIT FACILITY

     On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the "2004 Credit Facility"). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40 percent of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly, ranging from 0.375 percent to 0.625 percent. The 2004 Credit Facility is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Unamortized debt issue costs of $2,933 and $1,512 associated with the 2004 Credit Facility are included in other assets at December 31, 2004 and 2003, respectively. Debt issue costs are amortized over the term of the 2004 Credit Facility ending March 2007.

     As of December 31, 2004, there were no borrowings under the 2004 Credit Facility and there were $60,163 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $150,000 (see "Waiver Amendment" below).

2004 Credit Facility Waivers

     For the quarter ended June 30, 2004, due to the Company's operating results and EBITDA (earnings before net interest, income taxes, depreciation and amortization) levels, an Amendment and Waiver Agreement (the "Waiver Agreement") was obtained from the syndicated bank group to waive non-compliance with a financial covenant to the credit agreement at June 30, 2004 and to amend certain financial covenants. The Waiver Agreement provides for an amendment of certain quarterly financial covenants and the multiple of EBITDA calculation with respect to the borrowing base determination through September 30, 2005.

     In January 2005, the Company obtained a Consent and Waiver from its syndicated bank group, covering a period through June 29, 2005, waiving certain defaults and covenants which related to the filing of tax returns, the payment of taxes when due, tax liens and legal proceedings against the Company related to a tax assessment in Bolivia. (See Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K). Additional Consent and Waivers were obtained from the syndicated bank group as of April 8, 2005 and June 13, 2005 with respect to these defaults and non-compliance with certain financial covenants as of June 13, 2005.

2004 Credit Facility Amendment

     On July 19, 2005, the Company entered into a Second Amendment and Waiver Agreement ("Waiver Amendment") of the 2004 Credit Facility with the syndicated bank group to obtain continuing waivers regarding its non-compliance with certain financial and non-financial covenants in the 2004 Credit Facility. Under the terms of the Waiver Amendment, the total credit availability under the 2004 Credit Facility is reduced to $100,000 as of the effective date of the Waiver Amendment. Subject to certain conditions, the bank group agreed to permanently waive all existing and probable technical defaults under the 2004 Credit Facility as long as the Company submits its year-end 2004 financial statements and interim financial statements for the quarters ended March 31 and June 30, 2005 by September 30, 2005. These conditions relate primarily to submissions of various financial statements and other financial and borrowing base related information.

     The Waiver Amendment also modified certain of the ongoing financial covenants under the 2004 Credit Facility and established a requirement that the Company maintain a minimum cash balance of $15,000. Until such time as the waiver becomes permanent, the Company has certain additional reporting requirements, including periodic cash balance reporting. In addition, the Waiver Amendment prohibits the Company from borrowing cash under the 2004 Credit Facility until the waiver becomes permanent. Since the Company was not able to submit the referenced statements by September 30, 2005, the waiver did not become permanent.

     Additionally, the Company was not in compliance with certain of the financial covenants under the 2004 Credit Facility at September 30, 2005 and the Company has not obtained a waiver. The Company also believes it will not be in compliance with certain of the financial covenants under the 2004 Credit Facility at December 31, 2005. As a result of the covenant violations and the failure to provide certain financial statements by September 30, 2005, the bank syndicate has the right to discontinue advances under the facility as well as the issuance of new letters of credit. The inability of the Company to access new letters of credit could negatively impact the Company's ability to take on new work or bid additional work where letters of credit are required in order to bid on a project. Additionally, the bank syndicate could request that the Company provide cash collateral for outstanding letters of credit.

     As the Company has done in the past, management believes that it will be able to negotiate a waiver with the syndicated bank group with respect to these violations. In the event the waivers are not obtained, the Company would expect to arrange for alternative financing which could include the following components, individually or in combination: (1) establishing a credit facility with a new bank group, (2) raising equity capital, (3) selling certain assets or
(4) issuing debt in either a public or private transaction.

CONVERTIBLE NOTES

     On March 12, 2004, the Company completed a primary offering of $60,000 of
2.75 percent Convertible Senior Notes (the "Convertible Notes"). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes total $70,000. The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15, and payments began on September 15, 2004. The Convertible Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the Convertible Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require the Company to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011, or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the Convertible Notes may under certain circumstances, convert the notes into shares of the Company's common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at December 31, 2004). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's common stock exceeds 120 percent of the then current conversion price, or $23.36 per share based on the initial conversion price. Unamortized debt issue costs of $2,908, associated with the Convertible Notes are included in other assets at December 31, 2004 and are being amortized over the seven-year period ending March 2011. In the event of a default under any Company credit agreement other than the indenture covering the Convertible Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the Convertible Notes. Since the non-compliance issues under the 2004 Credit Facility discussed above did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the Convertible Notes.

     On June 10, 2005, the Company received a letter from a law firm representing an investor claiming to be the owner of in excess of 25% of the Convertible Notes asserting that, as a result of the Company's failure to timely file with the SEC its 2004 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, it was placing the Company on notice of an event of default under the indenture dated as of March 12, 2004 between the Company as issuer, and JPMorgan Chase Bank N.A., as trustee (the "Indenture"), which governs the Convertible Notes. The Company indicated that it does not believe that it has failed to perform its obligations under the relevant provisions of the Indenture referenced in the letter. On August 19, 2005, the Company entered into a settlement agreement with the beneficial owner of the Convertible Notes on behalf of whom the notice of default was sent, pursuant to which the Company agreed to use commercially reasonable efforts to solicit the requisite vote to approve an amendment to the Indenture (the "Indenture Amendment"). The Company has obtained the requisite vote and on September 22, 2005, the Indenture Amendment became effective.

     The Indenture Amendment extends the initial date on or after which the Convertible Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a "fundamental change" which is a change of control event, in which 10% or more of the consideration in the transaction consists of "cash", to make a "coupon make-whole payment" equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the Convertible Notes or (b) all scheduled interest on the Convertible Notes from the date of the transaction through March 15, 2013.

LIQUIDITY

     We believe that cash flows from operations, future borrowing capacity under the 2004 Credit Facility and the net proceeds from the Convertible Notes offering will be sufficient to finance working capital and capital expenditures for ongoing operations at our present level of activity. Capital expenditures for equipment in 2005 are estimated at $42,400. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively, the vast majority of which, should they occur, could be funded from our operations, existing cash balances, or future borrowing capacity. However, should the DOJ, SEC, or OFAC, as a result of their investigations, levy material civil and/or criminal fines or penalties against the Company, these fines could have a material adverse effect on the Company's liquidity and operations. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Risk Factors" contained in Items 1 and 2 in this Form 10-K.

CONTRACTUAL OBLIGATIONS

                                                           Payments Due By Period
                                          -------------------------------------------------------
                                                    Less than                           More than
                                           Total      1 year    1-3 years   4-5 years    5 years
                                          -------   ---------   ---------   ---------   ---------
                                                       (Dollar amounts in thousands)
Convertible Notes......................   $70,000     $   --      $   --      $   --     $70,000
Capital Lease Obligations .............     3,695      1,258       2,400          37          --
Operating Lease Obligations ...........     9,645      2,864       3,962       1,693       1,126
Other Long-term Liabilities ...........        55         41          14          --          --
                                          -------     ------      ------      ------     -------
Total..................................   $83,395     $4,163      $6,376      $1,730     $71,126
                                          =======     ======      ======      ======     =======

     As of December 31, 2004, there were no borrowings under the 2004 Credit Facility and there were $60,163 in outstanding letters of credit. Letters of credit reduce availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $150,000.

     On July 19, 2005, the Company entered into a Second Amendment and Waiver Agreement ("Waiver Amendment") of the 2004 Credit Facility with the syndicated bank group to obtain continuing waivers regarding its non-compliance with certain financial and non-financial covenants in the 2004 Credit Facility. Under the terms of the Waiver Amendment, the total credit availability under the $150,000 2004 Credit Facility is reduced to $100,000 as of the effective date of the Waiver Amendment. If we used all remaining availability to issue letters of credit, we had an additional $83,869 available for issuance of letters of credit at December 31, 2004. Cash borrowings under the line are limited to the lesser of 40 percent of the borrowing base or $30,000.

     The Company was not in compliance with certain of the financial covenants under the 2004 Credit Facility at September 30, 2005 and the Company has not obtained a waiver. The Company also believes it will not be in compliance with certain of the financial covenants under the 2004 Credit Facility at December 31, 2005. As a result of the covenant violations and the failure to provide certain financial statements by September 30, 2005, the bank syndicate has the right to discontinue advances under the facility as well as the issuance of new letters of credit. The inability of the Company to access new letters of credit could negatively impact the Company's ability to take on new work or bid additional work where letters of credit are required in order to bid on a project. Additionally, the bank syndicate could request that the Company provide cash collateral for outstanding letters of credit.

     Capital lease obligations include approximately $3,259 to a leasing company under a four-year capital lease in connection with the ongoing acquisition and installation of new corporate information systems and infrastructure.

     We have certain operating leases for equipment, office and camp facilities. Minimum lease commitments under operating leases as of December 31, 2004, totaled $9,645 and are payable as follows: 2005, $2,864; 2006, $2,357; 2007,
$1,605; 2008, $1,481; 2009, $212 and later years, $1,126.

     Additionally, we have various notes and leases payable, generally related to equipment financing and local revolving credit facilities. All notes and leases are at market interest rates, and are collateralized by certain vehicles, equipment and/or real estate.

     We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $4,240 at December 31, 2004. There were no outstanding borrowings at December 31, 2004 or 2003.

     During 2004 we have increased our allowance for doubtful accounts from $917 to $7,598. This increase in the allowance is reflective of the $33,881 increase in accounts receivable and contract costs and recognized income not yet billed primarily in developing countries. However, we do not anticipate any significant collection problems with our customers beyond what has been already recognized in our allowance, including those in countries that may be experiencing economic and/or currency difficulties. Since our customers generally are major oil companies and government entities, and the terms for billing and collecting for work performed are generally established by contracts, we historically have had a very low incidence of collectability problems.

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

     In connection with our 10 percent interest in a joint venture in Venezuela, we issued a corporate guarantee equal to 10 percent of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid. The commitment as of December 31, 2004 totals $3,453, the maximum amount of future payments we could be required to make.

     A summary of our off-balance sheet commercial commitments as of December 31, 2004 is as follows:

          Amount of Commitment

                                                             Expiration Per Period
                                                      ----------------------------------
                                                         Total     Less Than   More Than
                                                      Commitment    2 Years     2 Years
                                                      ----------   ---------   ---------
                                                         (Dollar amounts in thousands)
Letters of Credit:
   Chad-Cameroon Pipeline Project - performance ...    $  6,410     $ 6,410     $    --
   Nigeria Projects - performance .................      36,941      17,182      19,759
   Other - performance and retention ..............      16,812      16,812          --
                                                       --------     -------     -------
   Total Letters of Credit ........................      60,163      40,404      19,759
Expiring Insurance Bonds - primarily performance ..      47,310      47,310          --
Corporate Guarantee ...............................       3,453       3,453          --
                                                       --------     -------     -------
Total Commercial Commitments ......................    $110,926     $91,167     $19,759
                                                       ========     =======     =======

     These commercial commitments totaling $110,926 represent the maximum amount of future payments we could be required to make. We had no liability recorded as of December 31, 2004, related to these commitments.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets," which amends APB Opinion No. 29. The guidance in APB 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. We will adopt the standard as of the effective date and we believe it will not have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This standard requires expensing of stock options and other share-based payments and supersedes SFAS 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for reporting periods beginning January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. We will adopt the standard as of January 1, 2006. We are currently evaluating the total effect on the consolidated financial statements and the method to use when valuing stock options.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin No. 43, Chapter 4. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005, and may impact certain inventory costs we incur after January 1, 2006. We are currently evaluating the impact, if any, of this standard on our consolidated financial statements.

     In October 2004, the FASB ratified the consensus reached by the "Emerging Issues Task Force in EITF Issue No. 04-8 ("EITF 04-8") "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF 04-8 provides that shares issuable upon conversion of these debt instruments be included in the earnings per share computation, if dilutive, regardless of whether any contingent conditions, in such instruments have been met. EITF 04-8 is for reporting periods ending after December 15, 2004, and requires restatement of previously reported earnings per share. We adopted EITF 04-8 as of December 31, 2004. See Note 14 of the "Notes to Consolidated Financial Statements" included in Item 8 of this Form 10-K for additional information about our income (loss) per share calculation.

     In December 2003, the FASB reissued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46") and its amendment entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R") which were first issued by the FASB in January 2003. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2004 and 2003.

     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2004 due to the generally short maturities of these items. At December 31, 2004, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

     Our exposure to market risk for changes in interest rates relates primarily to our borrowings under the 2004 Credit Facility. At December 31, 2004, there were no borrowings subject to variable interest rates. At December 31, 2004, our fixed rate debt approximated fair value based upon discounted future cash flows using current market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Consolidated Financial Statements of Willbros Group, Inc. and
   Subsidiaries

   Reports of Independent Registered Public Accounting Firm..............    58

   Consolidated Balance Sheets as of December 31, 2004 and 2003
      (Restated).........................................................    61

   Consolidated Statements of Operations for the years ended
      December 31, 2004, 2003 (Restated) and 2002 (Restated).............    62

   Consolidated Statements of Stockholders' Equity and Comprehensive
      Income (Loss) for the years ended December 31, 2004, 2003
      (Restated) and 2002 (Restated).....................................    63

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2004, 2003 (Restated) and 2002 (Restated).............    64

   Notes to Consolidated Financial Statements for the years ended
      December 31, 2004, 2003 and 2002...................................    65

             Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Willbros Group, Inc.:

We have audited the accompanying consolidated balance sheets of Willbros Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years ended December 31, 2003 and 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Willbros Group, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2005 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Houston, Texas

November 21, 2005

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Willbros Group, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A(b)), that Willbros Group, Inc. ("the Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2004:

1. Company-Level Controls - The Company did not maintain effective company-level controls in the control environment, risk assessment, and monitoring components as defined by COSO, including related antifraud controls. Specifically, the following deficiencies were identified:

        - The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout the Company's management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below.

        - The Company did not provide sufficient training for personnel engaged in key elements of the financial reporting process, including training on relevant regulations such as the Foreign Corrupt Practices Act.

        - The Company's policies and procedures did not effectively ensure that: (1) personnel, including internal audit, have the appropriate skills and experience commensurate with their job responsibilities; (2) the reporting structure of the organization was appropriate; and (3) key personnel in certain international subsidiaries adhere to a periodic rotation policy.

        - The Company failed to educate and train employees in identifying, monitoring, or reporting and responding to, incidents of alleged misconduct or unethical behavior, including the Company's whistleblower policy and the Company's code of conduct policies.

        These deficiencies in the Company's internal control over financial reporting resulted in material misstatements to various amounts in previously-issued annual and interim financial statements. Accordingly, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2002 and 2003 and the first three quarters of 2004.

2. Construction Contract Management - The Company's operating subsidiaries in Nigeria did not maintain effective policies and procedures regarding review and approval processes relating to: (i) original and revised project cost estimates; (ii) original contract pricing; (iii) establishment and management of contract contingencies; and (iv) change order management. These deficiencies in the Company's internal control over financial reporting resulted in material overstatement of contract revenue and understatement of contract costs, in previously-issued annual and interim financial statements. Accordingly, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2002 and 2003, and the first three quarters of 2004.

3. International Taxes - The Company's policies and procedures did not provide for effective supervisory review of the Company's accounting for international taxes, value added taxes, and payroll taxes and the related recordkeeping activities. These deficiencies in the Company's internal control over financial reporting resulted in material understatement of contract cost and income tax expense in previously-issued annual and interim financial statements. Accordingly, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2002 and 2003, and the first three quarters of 2004.

4. Disbursements Process - The Company did not maintain effective policies and procedures regarding its disbursements process. Specifically, deficiencies in policies and procedures were noted in the following areas: (i) petty cash disbursements at the Company's Nigerian subsidiaries; (ii) the Company's vendor approval process and maintenance of an approved vendor listing; and (iii) disbursement approval levels for individuals, subsidiaries, and senior management. These deficiencies resulted in material undisclosed related party transactions and payment of fraudulent vendor invoices resulting in material overstatement of contract revenue and overstatement of contract cost in previously-issued annual and interim financial statements. Accordingly, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2002 and 2003, and the first three quarters of 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Willbros Group, Inc. and subsidiaries as of December 31, 2004 and 2003 (restated), and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 2004, 2003 (restated), and 2002 (restated). The above material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated November 21, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).





KPMG LLP

November 21, 2005

                              WILLBROS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                            December 31,
                                                        -------------------
                                                          2004       2003
                                                        --------   --------
                                                                   RESTATED
                       ASSETS

Current assets:
   Cash and cash equivalents                            $ 78,720   $ 20,969
   Accounts receivable, net                              151,054    101,654
   Contract cost and recognized income not yet billed     21,251     36,724
   Prepaid expenses                                       15,662     11,531
   Parts inventory, net                                    5,623      5,773
                                                        --------   --------
      Total current assets                               272,310    176,651

Deferred tax assets                                        6,416      8,347
Property, plant and equipment, net                       116,643     94,900
Investment in joint ventures                               3,441     14,086
Goodwill                                                   6,535      6,225
Other assets                                              11,765      4,485
                                                        --------   --------
      Total assets                                      $417,110   $304,694
                                                        ========   ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                    $  1,171   $  1,315
   Accounts payable and accrued liabilities              122,470     82,793
   Contract billings in excess of cost and recognized
      income                                              30,957      6,988
   Accrued income taxes                                    9,069      1,827
                                                        --------   --------
      Total current liabilities                          163,667     92,923

2.75% convertible senior notes                            70,000         --
Long-term debt                                             2,324     17,007
Other liabilities                                          1,075        237
                                                        --------   --------
      Total liabilities                                  237,066    110,167

Stockholders' equity:
   Class A preferred stock, par value $.01 per share,
      1,000,000 shares authorized, none issued                --         --
   Common stock, par value $.05 per share, 35,000,000
      shares authorized and 21,425,980 shares issued
      at December 31, 2004 (20,748,498 at
      December 31, 2003)                                   1,071      1,037
   Capital in excess of par value                        156,175    149,373
   Retained earnings                                      23,614     44,429
   Treasury stock at cost, 63,196 shares at
      December 31, 2004 (46,196 at December 31, 2003)       (555)      (345)
   Deferred compensation                                  (1,639)        --
   Notes receivable for stock purchases                     (216)      (982)
   Accumulated other comprehensive income                  1,594      1,015
                                                        --------   --------
      Total stockholders' equity                         180,044    194,527
                                                        --------   --------
      Total liabilities and stockholders' equity        $417,110   $304,694
                                                        ========   ========

          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                   Year Ended December 31,
                                           ---------------------------------------
                                               2004          2003          2002
                                           -----------   -----------   -----------
                                                          RESTATED       RESTATED
Contract revenue                           $   483,318   $   416,573   $   582,829
Operating expense:
   Contract (including related
     party costs of $7,694 in
     2004, $7,144 in 2003 and
     $14,577 in 2002)                          417,671       374,442       494,318
   Depreciation and amortization                16,747        15,570        16,627
   General and administrative                   46,614        36,300        34,046
   Other operating costs
     (including related party
     costs of $1,722 in 2004,$814
     in 2003 and $1,542 in 2002)                 3,571         2,314         3,076
                                           -----------   -----------   -----------
                                               484,603       428,626       548,067
                                           -----------   -----------   -----------
      Operating income (loss)                   (1,285)      (12,053)       34,762

Other income (expense):
   Interest income                                 879           609           472
   Interest expense                             (3,413)       (1,330)       (1,657)
   Foreign exchange gain (loss)                    248          (789)       (1,025)
   Other - net                                  (7,180)         (655)         (761)
                                           -----------   -----------   -----------
                                                (9,466)       (2,165)       (2,971)
                                           -----------   -----------   -----------
      Income (loss) before income taxes        (10,751)      (14,218)       31,791
Provision (benefit) for income taxes            10,064        (3,301)        6,885
                                           -----------   -----------   -----------
      Net income (loss)                    $   (20,815)  $   (10,917)  $    24,906
                                           ===========   ===========   ===========
Income (loss) per common share:
   Basic                                   $      (.99)  $      (.53)  $      1.36
                                           ===========   ===========   ===========
   Diluted                                 $      (.99)  $      (.53)  $      1.33
                                           ===========   ===========   ===========
Weighted average number of common shares
   outstanding:
   Basic                                    20,922,002    20,662,305    18,271,492
                                           ===========   ===========   ===========
   Diluted                                  20,922,002    20,662,305    18,721,759
                                           ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                      (In thousands, except share amounts)

                                                                                                             Accumulated
                                                          Capital                                   Notes       Other
                                        Common Stock        in                                   Receivable    Compre-      Total
                                     ------------------   Excess                       Deferred      For       hensive     Stock-
                                                   Par    of Par   Retained  Treasury   Compen-     Stock       Income    holders'
                                       Shares     Value    Value   Earnings    Stock    sation    Purchases     (Loss)     Equity
                                     ----------  ------  --------  --------  --------  --------  ----------  -----------  --------
                                                         RESTATED  RESTATED                       RESTATED     RESTATED   RESTATED

Balance, December 31, 2001           15,728,191  $  786  $ 72,915  $ 31,205  $(7,403)  $    --     $  (8)      $ (938)    $ 96,557
Cumulative effect for correction
   of errors in prior periods                --      --        --      (471)      --        --        --          141         (330)
                                     ----------  ------  --------  --------  -------   -------     -----       ------     --------
Restated balance, Dec. 31, 2001      15,728,191     786    72,915    30,734   (7,403)       --        (8)        (797)      96,227
   Comprehensive income (loss):
      Net income                             --      --        --    24,906       --        --        --           --       24,906
      Foreign currency translation
         adjustments                         --      --        --        --       --        --        --         (176)        (176)
                                                                                                                          --------
         Total comprehensive income                                                                                         24,730
   Issuance of notes receivable
      for stock purchase                     --      --        --        --       --        --      (873)          --         (873)
   Amortization of note discount             --      --        --        --       --        --       (72)          --          (72)
   Issuance of treasury stock for
      acquisition of Mt. West Group          --      --      (779)     (294)   7,058        --        --           --        5,985
   Issuance of common stock
      under employee benefit plan        33,121       1       421        --       --        --        --           --          422
   Sale of common stock, net
      of offering cost                4,356,750     218    71,684        --       --        --        --           --       71,902
   Exercise of stock options            497,813      26     4,268        --       --        --        --           --        4,294
                                     ----------  ------  --------  --------  -------   -------     -----       ------     --------
Balance, December 31, 2002           20,615,875   1,031   148,509    55,346     (345)       --      (953)        (973)     202,615
   Comprehensive income (loss):
      Net loss                               --      --        --   (10,917)      --        --        --           --      (10,917)
      Foreign currency translation
         adjustments                         --      --        --        --       --        --        --        1,988        1,988
                                                                                                                          --------
         Total comprehensive loss                                                                                           (8,929)
   Payment of notes receivable               --      --        --        --       --        --        75           --           75
   Amortization of note discount             --      --        --        --       --        --      (104)          --         (104)
   Issuance of common stock
      under employee benefit plan        27,623       1       244        --       --        --        --           --          245
   Exercise of stock options            105,000       5       620        --       --        --        --           --          625
                                     ----------  ------  --------  --------  -------   -------     -----       ------     --------
Balance, December 31, 2003           20,748,498   1,037   149,373    44,429     (345)       --      (982)       1,015      194,527
   Comprehensive income (loss):
      Net loss                               --      --        --   (20,815)      --        --        --           --      (20,815)
      Foreign currency translation
         adjustments                         --      --        --        --       --        --        --          579          579
                                                                                                                          --------
         Total comprehensive loss                                                                                          (20,236)
   Payment of notes receivable               --      --        --        --       --        --       990           --          990
   Amortization of note discount             --      --        --        --       --        --      (224)          --         (224)
   Restricted stock grants              183,000       9     2,312        --       --    (2,321)       --           --           --
   Forfeitures of restricted
      stock grants                           --      --        --        --     (210)      210        --           --           --
   Deferred compensation                     --      --       134        --       --       472        --           --          606
   Issuance of common stock
      under employee benefit plan        15,603       1       220        --       --        --        --           --          221
   Exercise of stock options            478,879      24     4,136        --       --        --        --           --        4,160
                                     ----------  ------  --------  --------  -------   -------     -----       ------     --------
Balance, December 31, 2004           21,425,980  $1,071  $156,175  $ 23,614  $  (555)  $(1,639)    $(216)      $1,594     $180,044
                                     ==========  ======  ========  ========  =======   =======     =====       ======     ========

           See accompanying notes to consolidated financial statements

                              WILLBROS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Year Ended December 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                         RESTATED   RESTATED
Cash flows from operating activities:
   Net income (loss)                                          $(20,815)  $(10,917)  $ 24,906
   Reconciliation of net income (loss) to cash provided by
      (used in) operating activities:
      Equity in joint ventures                                   9,908      2,659     (9,059)
      Depreciation and amortization                             16,747     15,570     16,627
      Amortization of debt issue costs                           1,846      1,157        587
      Amortization of notes receivable discount                   (224)       (85)       (72)
      Provision (credit) for bad debts                           6,737        199        (58)
      Provisions for inventory obsolescence                      1,400        600        700
      Loss (gain) on sales and retirements of property,
         plant and equipment                                       368       (343)       281
      Non-cash compensation expense                                606         --        553
      Deferred income tax expense (benefit)                      1,773     (2,169)    (4,203)
      Changes in operating assets and liabilities:
         Accounts receivable                                   (55,231)    (7,340)    11,093
         Contract cost and recognized income not yet billed     15,788     (9,904)    (8,163)
         Prepaid expenses                                       (4,016)      (923)    (6,292)
         Parts inventory, net                                   (1,250)      (306)       308
         Other assets                                           (2,946)    (1,929)       563
         Accounts payable and accrued liabilities               38,928     13,238      3,547
         Accrued income taxes                                    7,383     (9,782)      (120)
         Contract billings in excess of cost
            and recognized income                               23,967     (4,049)   (10,184)
                                                              --------   --------   --------
            Cash provided by (used in) operating activities     40,969    (14,324)    21,014

Cash flows from investing activities:
   Acquisitions, net of cash acquired                               --         --     (2,001)
   Proceeds from sales of property, plant and equipment          1,728      1,395        604
   Purchases of property, plant and equipment                  (38,479)   (33,984)   (22,601)
                                                              --------   --------   --------
            Cash used in investing activities                  (36,751)   (32,589)   (23,998)
Cash flows from financing activities:
   Proceeds from issuance of 2.75% convertible senior notes     70,000         --         --
   Proceeds from issuance of common stock                        4,381        852     75,192
   Proceeds from notes payable to banks                          2,490      8,162      8,323
   Collection of notes receivable for stock purchases              990         75         --
   Proceeds from long-term debt                                     --     14,000     38,000
   Repayment of long-term debt                                 (14,000)        --    (77,000)
   Costs of debt issuance                                       (6,176)      (236)    (3,019)
   Repayment of notes payable to banks                          (3,323)    (5,059)    (8,396)
                                                              --------   --------   --------
            Cash provided by financing activities               54,362     17,794     33,100
Effect of exchange rate changes on cash and cash
   equivalents                                                    (829)       631         52
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents                57,751    (28,488)    30,168
Cash and cash equivalents, beginning of year                    20,969     49,457     19,289
                                                              --------   --------   --------
Cash and cash equivalents, end of year                        $ 78,720   $ 20,969   $ 49,457
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Company - Willbros Group, Inc. ("WGI"), a Republic of Panama corporation, and all of its majority-owned subsidiaries (the "Company") provide construction, engineering, specialty services and development activities to the oil, gas and power industries and government entities. The Company's principal markets are Africa, the Middle East, South America, Canada and the United States.

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of WGI and all of its majority-owned subsidiaries. Inter-company accounts and transactions are eliminated in consolidation. The ownership interest of minority participants in subsidiaries that are not wholly owned (principally in Nigeria and Oman) is included in accounts payable and accrued liabilities and is not material. The minority participants' share of the net income of those subsidiaries is included in contract costs. Interest in the Company's unconsolidated joint ventures is accounted for using the equity method in the consolidated balance sheet. The Company's equity in earnings in a 10% joint venture is recognized as contract revenue and its share of operations for a 50% joint venture is reflected in the statements of operations based on proportionate consolidation.

     Reclassification - Certain reclassifications have been made to conform to current year presentations.

     Use of Estimates - The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include certain estimates and assumptions by management of the Company in the preparation of the consolidated financial statements. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and parts inventory; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from those estimates.

     Commitments and Contingencies - Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses are probable of realization, are separately recorded as assets in other assets.

     Accounts Receivable - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customers, prior collection history with the customer and related aging of past due balances. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received. The Company does not have any off-balance-sheet credit exposure related to its customers.

     Inventories - Inventories, consisting generally of supplies and materials in transit to construction sites in Nigeria, are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Inventories of $4,882 at December 31, 2004 ($636 at December 31, 2003) are included in prepaid expenses. Parts inventories are stated at the lower of average cost or market. Parts inventories are evaluated at least annually and adjusted for excess and obsolescence.

     Other Operating Costs - Other operating costs consist of the expenses incurred by the Company associated with fraudulent invoices for ficticious supplies or services.

     Property, Plant and Equipment - Depreciation is provided on the straight-line method using estimated lives as follows:

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Construction equipment      4-6 years
Marine equipment             10 years
Transportation equipment    3-4 years
Buildings                    20 years
Furniture and equipment    3-10 years
Production facilities     10-25 years

     Assets held under capital leases and leasehold improvements are amortized on a straight line basis over the shorter of the lease term or estimated useful life of the asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. Normal repair and maintenance costs are charged to expense as incurred. Major overhaul costs are accrued in advance of actual overhaul activities and are allocated to contracts based on estimates of equipment condition. Significant renewals and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Goodwill - Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is not amortized but instead tested for impairment at least annually, in accordance with provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment has occurred. The impairment test involves determining the fair market value of each of the reporting units with which the goodwill is associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company completed its annual evaluation for impairment of goodwill as of December 31, 2004, and determined that no impairment of goodwill existed as of that date.

     Revenue - A number of factors relating to the Company's business affect the recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics, may affect the progress of a project's completion and thus the timing of revenue recognition. The Company does not recognize income on a fixed-price contract until the contract is approximately 5 percent to 10 percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for. However, costs associated with revenue from claims are expensed when incurred. Revenue from unit-price and time and material contracts is recognized as earned. Revenue from operations of the Opal Gas Plant is recognized upon delivery of product to the customer. The

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Company believes that its operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

     Income Taxes - The Company accounts for income taxes by the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences of operating loss and tax credit carry forwards and temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases. The provision for income taxes and the annual effective tax rate are impacted by income taxes in certain countries, primarily Nigeria, being computed based on a deemed income rather than on taxable income and tax holidays on certain international projects.

     Retirement Plans and Benefits - The Company has a voluntary defined contribution retirement plan for U.S. based employees that is qualified, and is contributory on the part of the employees, and a voluntary savings plan for certain international employees that is non-qualified, and is contributory on the part of the employees.

     Common Stock Options - The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation and interpretation of APB Opinion No. 25," to account for its fixed-plan stock options. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123", established accounting and disclosure requirements using fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. Compensation cost related to restricted stock awards and restricted stock rights awards is measured as the market price of the Company's common stock at the date of the award, and compensation cost is recognized over the vesting period, typically four years.

     The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                             Year Ended December 31,
                                         ------------------------------
                                           2004       2003       2002
                                         --------   --------   --------
                                                    RESTATED   RESTATED
Net income (loss) as reported            $(20,815)  $(10,917)  $24,906
Add stock-based employee compensation
   included in net income                     606         --       553
Less stock-based employee compensation
   determined under fair value method      (1,431)    (1,786)   (2,397)
                                         --------   --------   -------
Pro forma net income (loss)              $(21,640)  $(12,703)  $23,062
                                         ========   ========   =======
Income (loss) per share:
   Basic, as reported                    $   (.99)  $   (.53)  $  1.36
                                         ========   ========   =======
   Basic, pro forma                      $  (1.03)  $   (.61)  $  1.26
                                         ========   ========   =======
   Diluted, as reported                  $   (.99)  $   (.53)  $  1.33
                                         ========   ========   =======
   Diluted, pro forma                    $  (1.03)  $   (.61)  $  1.23
                                         ========   ========   =======

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     The fair value of granted options was estimated on the date of grant using the Black-Sholes option pricing model with the following weighted-average assumptions:

                                Year Ended December 31,
                                -----------------------
                                  2004    2003    2002
                                 -----   -----   -----
Expected option life in years        3     1-3       4
Risk-free interest rate            .97%   1.13%   1.81%
Dividend yield                      --      --      --
Volatility                       45.41%  52.99%  57.04%

     The Company will adopt the provisions of SFAS Statement No. 123R, "Share-Based Payment", in 2006 regarding stock compensation as discussed below.

     Foreign Currency Translation - All significant monetary asset and liability accounts denominated in currencies other than United States dollars are translated into United States dollars at current exchange rates for countries in which the local currency is the functional currency. Translation adjustments are accumulated in other comprehensive income (loss). Non-monetary assets and liabilities in highly inflationary economies are translated into United States dollars at historical exchange rates. Revenue and expense accounts are converted at prevailing rates throughout the year. Foreign currency transaction adjustments and translation adjustments in highly inflationary economies are recorded in income.

     Concentration of Credit Risk - The Company has a concentration of customers in the oil, gas and power industries which exposes the Company to a concentration of credit risks within an industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. The allowance for doubtful accounts has increased in 2004 to $7,598 from $917 in 2003. The Company believes the allowance for doubtful accounts is adequate.

     Fair Value of Financial Instruments - The carrying value of financial instruments does not materially differ from fair value.

     Cash Flows - In the determination of cash flows, all highly liquid investments with maturities of less than three months are considered to be cash equivalents. Cash equivalents were $63,756 and $4,911 at December 31, 2004 and 2003, respectively. The Company paid interest of $1,514 in 2004, $300 in 2003, and $1,132 in 2002 and income taxes of $2,393 in 2004, $11,265 in 2003, and
$11,315 in 2002. In 2004, the Company's property, plant and equipment increased $737 from non-cash transactions as a result of distributions of property from a joint venture. Non-cash financing activities in 2004 include the addition of 17,000 shares to treasury stock resulting from forfeitures of restricted stock grants, valued at the market price of the Company's common stock at the date of grant of $210.

     Capitalized Interest - The Company capitalizes interest as part of the cost of significant assets constructed or developed for the Company's own use. Capitalized interest was $349 and $386 in 2004 and 2003, respectively.

     Income (Loss) per Common Share - Basic income (loss) per share is calculated by dividing net income (loss), less any preferred dividend requirements, by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is calculated by including the weighted-average number of all potentially dilutive common shares with the weighted-average number of common shares outstanding.

     Derivative Financial Instruments - The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expense in the same currency. The Company had no derivative financial instruments as of December 31, 2004.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Recently Issued Accounting Standards - In December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets," which amends APB Opinion No. 29. The guidance in APB 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The Company will adopt the standard as of the effective date and the Company believes it will not have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This standard requires expensing of stock options and other share-based payments and supersedes SFAS 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for reporting periods beginning January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. We will adopt the standard as of January 1, 2006. We are currently evaluating the total effect on the consolidated financial statements and the method to use when valuing stock options.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin No. 43, Chapter 4. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005, and may impact certain inventory costs we incur after January 1, 2006. We are currently evaluating the impact, if any, of this standard on our consolidated financial statements.

     In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in EITF Issue No. 04-8 ("EITF 04-8") "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF 04-8 provides that shares issuable upon conversion of these debt instruments be included in the earnings per share computation, if dilutive, regardless of whether any contingent conditions, in such instruments have been met. EITF 04-8 is for reporting periods ending after December 15, 2004, and requires restatement of previously reported earnings per share. We adopted EITF 04-8 as of December 31, 2004. See Note 14 below for additional information about our income (loss) per share calculation.

     In December 2003, the FASB reissued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46") and its amendment entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R") which were first issued by the FASB in January 2003. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

2.   RESTATEMENT

     In late December of 2004, the Company became aware of an approximate $2.5 million tax assessment against the Company's Bolivian subsidiary which alleged that the subsidiary had filed improper tax returns. The assessment also imposed penalties and interest related to the tax assessment. Prior to late December 2004, the executive management of the Company was unaware of the tax assessment, with the exception of J. Kenneth Tillery, the then President of Willbros International, Inc. ("WII"), the primary international subsidiary of the Company. Mr. Tillery resigned from the Company on January 6, 2005.

     Upon learning of the tax assessment, the Company immediately commenced an initial investigation into the matter and notified the Audit Committee of the Board of Directors. The Audit Committee retained independent counsel, who in turn retained forensic accountants, and began an independent investigation.

     Concurrent with the Audit Committee's investigation, the Company initiated its own review of the Company's accounting. This review focused primarily on the Company's international activities supervised by the former President of WII, but also included other areas of the Company's accounting activities.

     As a result of the investigation by the Audit Committee and the Company's accounting review, the Company determined that several members of the senior management of WII and its subsidiaries collaborated to misappropriate assets from the Company and cover up such activity. It was determined that the Bolivian subsidiary had in fact filed improper tax returns, or failed to file returns, at the direction of Mr. Tillery, the former President of WII. The investigation also determined that Mr. Tillery, in collusion with several members of the management of the international subsidiaries, was involved in other improper activities, primarily in the Company's Nigerian subsidiaries. The improper activities which significantly impacted the Company's previously issued consolidated financial statements, include:

     - Understatement and underpayment of value added taxes (VAT) and payroll related taxes with resultant penalties and interest at certain international subsidiaries of $8,714 for the period from 1999 through December 2003 ($2,658 in 2003, $3,596 in 2002 and $2,460 in prior periods;

     - The existence of previously undisclosed and unknown multiple related party affiliations and transactions with entities in which the former President of WII and other members of management of the international subsidiaries operating in Nigeria, had an ownership interest or exerted significant influence. As disclosed in Note 18, previously undisclosed related party transactions totaled $24,077 for the two year period ended 2003, which transactions and services may not have been based on market terms or rates and/or the Company may not have received appropriate benefit from such arrangements;

     - Misappropriation of $5,847 in cash funds for the period from 1999 through December 2003 ($1,500 in 2003, $1,534 in 2002 and $2,813 in
          prior periods), through the use of fraudulent vendor invoices in Nigeria which resulted in an overstatement of fixed assets, overstatement of contract costs (subsequently reclassified as Other Operating Costs) and timing differences in the recognition of contract revenue on fixed price contracts;

     - Misappropriation of $2,356 in cash funds for the period 2002 through 2003 ($814 in 2003 and $1,542 in 2002) through the use of fraudulent consulting agreements in Nigeria, which resulted in an overstatement of contract costs (subsequently reclassified as Other Operating Costs) and timing differences in the recognition of contract revenue on fixed priced contracts;

     - Overstatement of estimated contract margins for several significant Nigeria contracts resulting in an overstatement of contract margins and in timing differences in the recognition of contract revenue on fixed price contracts;

     - Overstatement of costs incurred and anticipated recovery of a significant contract change order resulting in an overstatement of contract revenue and margin of $3,664;

     - Overstatement of net accounts receivable, as a result of inaccurate information provided by several members of management of international subsidiaries resulting in an understatement of bad debt expense of approximately $6,737; and

     - Misappropriation of funds to refurbish equipment not owned by the Company charged to contract costs in the amount of approximately $2,182.

     The Company's review of its historical accounting also identified accounting errors which are corrected in the Company's restated consolidated financial statements and include:

     - An error in determining the price used for the Company's common stock issued as partial consideration in connection with an acquisition in 2002;

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

2.   RESTATEMENT (CONT'D)

     - An error in the treatment of an earn-out payment in connection with a 2002 acquisition classified as a purchase price adjustment instead of compensation expense;

     - An error in the computation of the accretion of interest on discount on notes receivable for stock purchases;

     - An error in the amortization period used to amortize debt issuance costs;

     - An error in the accounting period used to reverse an excess accrual of minority interest;

     - An error in revenue resulting from the recording of duplicate invoices;

     -    An error in the tax rate used to recognize deferred tax assets;

     -    An error in the recognition of withholding tax expense;

     - An error in the application of accounting for loss contracts corrected by a reclassification of contract revenue and contract costs;

     - An error in the carrying value and classification of parts inventories; and

     - Corrections with respect to the income tax consequences on the matters identified and corrected as a result of the investigation and the accounting review.

     Financial statement adjustments resulting from the misconduct of certain members of the international subsidiaries management had a negative impact on the Company's consolidated cumulative earnings (loss) through December 31, 2003 of approximately ($13,307). The impact on the Company's consolidated cumulative earnings (loss) through December 31, 2003 for other accounting errors noted above decreased earnings by approximately ($5). The total impact on the Company's consolidated cumulative earnings (loss) of all financial statement adjustments through December 31, 2003 was approximately ($13,312). The impact of these items on the Company's balance sheet as of December 31, 2003 and its statements of operations for the fiscal years ended December 31, 2003 and 2002 are presented below. The impact on the 2004 and 2003 interim periods are included in Note 17. Adjustments affecting fiscal periods prior to January 1, 2003 are shown below in the adjustments column for the 2003 balance sheet.

     The significant items having financial statement impact as of December 31, 2003 and all restated annual periods prior to 2004 are as follows:

     - Decrease in contract revenue of $3,038 for the 2002 and 2003 restated periods;

     - Decrease in operating income for the 2002 and 2003 restated annual periods of 10,355;

     - Increase in other income (expense) net of ($643) for the 2002 and 2003 restated annual periods;

     - Increase in income taxes of $1,549 for the 2002 and 2003 restated annual periods;

     - Reduction in stockholders' equity of $15,754, of which $13,312 represented a deduction in retained earnings;

     - Reduction in goodwill of $3,135, with corresponding reduction in capital-in-excess of par of $2,841 and a reduction in retained earnings of $294, relating to an error in the price used for Company common stock issued as partial consideration in connection with an acquisition in 2002; and

     - Increase of $7,179 in accounts payable and accrued liabilities and an increase of $1,827 in accrued income taxes.

                                                 Year Ended December 31, 2003
                                          ------------------------------------------
                                          AS REPORTED   Adjustments        RESTATED
                                          -----------   -----------      -----------
Contract revenue                          $   418,737   $    (2,164) A   $   416,573
Operating expenses:
   Contract                                   365,625         8,817  B       374,442
   Depreciation and amortization               22,285        (6,715) C        15,570
   General and administrative                  36,060           240  D        36,300
   Other operating costs                           --         2,314  E         2,314
                                          -----------   -----------      -----------
                                              423,970         4,656          428,626
                                          -----------   -----------      -----------
      Operating income (loss)                  (5,233)       (6,820)         (12,053)
Other income (expense):
   Interest income                                524            85  F           609
   Interest expense                            (1,746)          416  G        (1,330)
   Foreign exchange loss                         (677)         (112) H          (789)
   Other - net                                    506        (1,161) I          (655)
                                          -----------   -----------      -----------
                                               (1,393)         (772)          (2,165)
                                          -----------   -----------      -----------
      Income (loss) before income taxes        (6,626)       (7,592)         (14,218)
Provision (benefit) for income taxes           (3,413)          112  J        (3,301)
                                          -----------   -----------      -----------
      Net income (loss)                   $    (3,213)  $    (7,704)     $   (10,917)
                                          ===========   ===========      ===========
Income (loss) per common share:
      Basic                               $     (0.16)  $     (0.37)     $     (0.53)
                                          ===========   ===========      ===========
      Diluted                             $     (0.16)  $     (0.37)     $     (0.53)
                                          ===========   ===========      ===========
Weighted average number of common:
      Basic                                20,662,305    20,662,305       20,662,305
                                          ===========   ===========      ===========
      Diluted                              20,662,305    20,662,305       20,662,305
                                          ===========   ===========      ===========

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

2.   RESTATEMENT (CONT'D)

                                                 Year Ended December 31, 2002
                                          ------------------------------------------
                                          AS REPORTED   Adjustments       RESTATED
                                          -----------   -----------      -----------
Contract revenue                          $   583,703   $      (874) A   $   582,829
Operating expenses:
   Contract                                   488,256         6,062 B        494,318
   Depreciation and amortization               23,304        (6,677) C        16,627
   General and administrative                  33,846           200  D        34,046
   Other operating costs                           --         3,076  E         3,076
                                          -----------   -----------      -----------
                                              545,406         2,661          548,067
                                          -----------   -----------      -----------
      Operating income (loss)                  38,297        (3,535)          34,762
Other income (expense):
   Interest income                                400            72  F           472
   Interest expense                            (1,951)          294  G        (1,657)
   Foreign exchange loss                       (1,025)           --  H        (1,025)
   Other - net                                   (524)         (237) I          (761)
                                          -----------   -----------      -----------
                                               (3,100)          129           (2,971)
                                          -----------   -----------      -----------
      Income (loss) before income taxes        35,197        (3,406)          31,791
Provision (benefit) for income taxes            5,448         1,437  J         6,885
                                          -----------   -----------      -----------
      Net income (loss)                   $    29,749   $    (4,843)     $    24,906
                                          ===========   ===========      ===========
Income (loss) per common share:
      Basic                               $      1.63   $      (.27)     $      1.36
                                          ===========   ===========      ===========
      Diluted                             $      1.59   $      (.26)     $      1.33
                                          ===========   ===========      ===========
Weighted average number of common:
      Basic                                18,271,492    18,271,492       18,271,492
                                          ===========   ===========      ===========
      Diluted                              18,721,759    18,721,759       18,721,759
                                          ===========   ===========      ===========

NOTES TO STATEMENTS OF OPERATIONS RESTATEMENT ADJUSTMENTS:

                                                                 2003     2002
                                                               -------   -------
A.   DECREASE IN CONTRACT REVENUE

     -    Increase (decrease) attributable to recalculation
          of contract revenue on the Bolivia Transierra
          Project as a result of the Bolivia tax assessment
          impacting the timing of revenue recognition          $ 2,139   $(2,278)

     -    Decrease in contract revenue attributable to an
          error in the recognition of change order revenue
          on a Nigerian contract                                (3,664)       --

     -    Increase (decrease) due to reclassification of
          contract revenue and contract costs associated
          with an error in the manner used to record the
          provision for loss contracts                            (440)    1,376

     -    Increase for other miscellaneous corrections              67        28

     -    Decrease due to reclassification of fraudulent
          consulting fees from contract cost to other
          operating costs resulting in timing differences
          in the recognition of contract revenue on fixed
          price contracts                                         (266)       --
                                                               -------   -------
                                                               $(2,164)  $  (874)
                                                               =======   =======

B.   INCREASE (DECREASE) IN CONTRACT COSTS

     -    Increase due to the accrual of unreported and
          unpaid value added taxes and payroll related taxes
          of certain international subsidiaries                $ 3,195   $   353

     -    Increase (decrease) in contract costs for an error
          in accounting for prepaid barge costs                  1,500    (1,500)

     -    Increase related to correction of minority
          interest accrual                                          --     1,200

     -    Increase due to fraudulent invoices
          inappropriately capitalized                              228       296

     -    Decrease due to reclassification of foreign
          withholding taxes to income tax expense                   --      (924)

     -    Increase (decrease) due to reclassification of
          contract revenue and contract costs associated
          with an error in the manner used to record the
          provision for loss contracts                            (440)    1,376

     -    Decrease related to the reclassification of fraud
          related costs from contract costs to other
          operating costs                                       (2,314)   (3,076)

     -    Increase due to reclassification of parts
          inventory expense from depreciation and
          amortization                                           6,648     6,637

     -    Increase due to an error in accounting for
          parts inventory                                           --     1,700
                                                               -------   -------
                                                               $ 8,817   $ 6,062
                                                               =======   =======

C.   DECREASE IN DEPRECIATION AND AMORTIZATION

     -    Decrease due to reclassification of parts
          inventory expense to contract costs                   (6,648)   (6,637)

     -    Decrease due to the elimination of depreciation
          expense on the improper capitalization of
          fraudulent charges                                       (67)      (40)
                                                               -------   -------
                                                               $(6,715)  $(6,677)
                                                               =======   =======

D.   INCREASE IN GENERAL AND ADMINISTRATIVE EXPENSES:

     -    Increase due to an error in accounting for
          compensation in connection with an earn-out
          payment previously accounted for as a purchase
          price adjustment charged to goodwill                 $   240   $   200
                                                               =======   =======


E.   INCREASE IN OTHER OPERATING COSTS:

    -     Increase related to the reclassification of
          fraud related costs from contract costs to other
          operating costs                                      $ 2,314   $ 3,076
                                                               =======   =======

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

2.   RESTATEMENT (CONT'D)

                                                                                  2003     2002
                                                                                -------   ------
F.   INCREASE IN INTEREST INCOME
     -    Increase is the result of accretion of interest on notes receivable
          from stock purchase                                                   $    85   $   72
                                                                                -======   ======
G.   DECREASE IN INTEREST EXPENSE
     -    Decrease due to error in the amortization period used to amortize
          debt issuances costs                                                  $   416   $  294
                                                                                =======   ======
H.   INCREASE IN FOREIGN EXCHANGE LOSS
     -    Increase is related to revaluation of tax liability                   $  (112)  $   --
                                                                                =======   ======
I.   INCREASE IN OTHER - NET
     -    Increase is the result of provision for penalties and interest associated with the underpayment of various taxes in certain
          international subsidiaries                                            $(1,161)  $ (237)
                                                                                =======   ======
J.   INCREASE IN PROVISION (BENEFIT) FOR INCOME TAXES
     -    Increase due to reclassification of foreign withholding taxes to
          income tax expense                                                    $   329   $  924
     -    Increase due to the tax effect of the restatement adjustments            (217)     813
     -    Decrease due to an error in the tax rate used to recognize
          deferred state income taxes                                                --     (300)
                                                                                -------   ------
                                                                                $   112   $1,437
                                                                                =======   ======

                                                                            DECEMBER 31, 2003
                                                               -------------------------------------------
                                                               AS REPORTED   ADJUSTMENTS          RESTATED
                                                               -----------   -----------          --------
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 20,969      $     --           $ 20,969
   Accounts receivable, net                                       101,654            --            101,654
   Contract cost and recognized income not yet billed              40,109        (3,385)    (1)     36,724
   Prepaid expenses                                                11,531            --             11,531
   Parts inventory, net                                                --         5,773     (3)      5,773
                                                                 --------      --------           --------
      Total current assets                                        174,263         2,388            176,651
   Deferred tax assets                                              6,948         1,399     (2)      8,347
   Parts inventory, net                                             6,363        (6,363)    (3)         --
   Property, plant and equipment, net                              95,528          (628)    (4)     94,900
   Investment in joint ventures                                    14,086            --             14,086
   Goodwill                                                         9,360        (3,135)    (5)      6,225
   Other assets                                                     4,874          (389)    (6)      4,485
                                                                 --------      --------           --------
      Total assets                                               $311,422      $ (6,728)          $304,694
                                                                 ========      ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                             $  1,315      $     --           $  1,315
   Accounts payable and accrued liabilities                        75,614         7,179     (7)     82,793
   Contract billings in excess of cost and recognized income        7,205          (217)    (8)      6,988
   Accrued income taxes                                                --         1,827     (9)      1,827
                                                                 --------      --------           --------
   Total current liabilities                                       84,134         8,789             92,923
                                                                 --------      --------           --------
   Long-term debt                                                  17,007            --             17,007
   Other liabilities                                                   --           237    (10)        237
                                                                 --------      --------           --------
      Total liabilities                                           101,141         9,026            110,167
                                                                 --------      --------           --------
Stockholders' equity:
   Common stock                                                     1,037            --              1,037
   Capital in excess of par value                                 152,630        (3,257)   (11)    149,373
   Retained earnings                                               57,741       (13,312)   (12)     44,429
   Treasury stock                                                    (345)           --               (345)
   Notes receivable for stock purchases                            (1,240)          258    (13)       (982)
   Accumulated other comprehensive income                             458           557    (14)      1,015
                                                                 --------      --------           --------
      Total stockholders' equity                                  210,281       (15,754)           194,527
                                                                 --------      --------           --------
      Total liabilities and stockholders' equity                 $311,422      $ (6,728)          $304,694
                                                                 ========      ========           ========

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

2.   RESTATEMENT (CONT'D)

Notes To Balance Sheet Restatement Adjustments:

(1) Net decrease of ($3,385) results from the decrease in contract revenue attributable to an error in the recognition of change order revenue on a Nigerian contract of $3,664, adjustments on certain loss contracts (increase of $672) and other miscellaneous decrease adjustments of $393.

(2) Increase in deferred tax assets due to a reclassification of Venezuela tax credits of $1,099 which were classified in other assets in error, and due to error in the tax rate used to calculate deferred taxes of $300.

(3) Decrease in inventories of ($590) due to an error in accounting for parts inventory and reclassification to current assets.

(4) Decrease in property, plant and equipment net results from reversal of $628 of fraudulent invoices inappropriately capitalized and depreciated.

(5) Decrease in goodwill of $3,135 relating an error in the price used for Company common stock issued as partial consideration in connection with an acquisition in 2002.

(6) Other assets net decrease adjustments of $389 are comprised of (a) reclassification of $1,099 of Venezuelan tax credits to deferred tax assets (see 2 above) and (b) increase of $710 of debt issuance costs due to error in the amortization period used to amortize debt issuance costs.

(7) Increase in accounts payable and accrued liabilities results from corrections as follows:

     - Nigerian payroll taxes and Bolivian VAT taxes including penalties and interest, totaling approximately $6,136.

     - Increase due to accrual for loss contracts in accrued liabilities of $935.

     - Decrease due to reclassification of minority interest to other liabilities of $237.

     - Increase due to recognition of accrual for earn-out not previously accrued of $440.

     - Decrease due to foreign exchange effect of international tax liability adjustment of $95.

(8)  Decrease is due to adjustments on certain loss contracts.

(9) Increase in accrued income taxes of $1,827 results from reclassification of foreign withholding taxes and the tax effects of other adjustments.

(10) Increase is related to a change in the presentation of other liabilities previously included in accounts payable and accrued liabilities.

(11) Decrease in capital in excess of par of $3,257 is the result of $2,841 relating to an error in the price used in valuing Company common stock issued as partial consideration for an acquisition in 2002 (see 4 above) and $416 relating to amortization of discounts on notes from officers for purchase of Company common stock.

(12) Retained earnings decrease of $13,312 reflects the additional losses as a result of the restatements, consisting of additional losses in 2003 of ($7,704), additional losses in 2002 of ($4,843) and a decrease in retained earnings of ($294) relative to an error in the price used for Company Common stock issued as partial consideration in connection with an acquisition in 2002, and additional losses for all periods prior to 2002 of ($471).

(13) Increase is due to an error in the computation of the accretion of interest or discounts on notes receivable for stock purchase.

(14) Increase is related to a foreign currency translation adjustment related to tax liabilities at certain international subsidiaries.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable, net as of December 31, 2004 and 2003 is comprised of the following:

                                                              2004       2003
                                                            --------   --------
                                                                       RESTATED
Trade                                                       $125,875   $ 68,759
Contract retention                                             5,176      5,054
Unbilled revenue                                              20,616     24,263
Other receivables                                              4,985      4,495
Advances to joint ventures                                     2,000         --
                                                            --------   --------
   Total accounts receivable                                 158,652    102,571
Less - Allowance for doubtful accounts                        (7,598)      (917)
                                                            --------   --------
   Total accounts receivable, net                           $151,054   $101,654
                                                            ========   ========

     The provision (credit) for bad debts included in Other-net was $6,737, $199 and ($58) for the years ended December 31, 2004, 2003 and 2002, respectively. The allowance for bad debts increased significantly in 2004 as a result of improprieties of management at certain of the Company's international subsidiaries (See Note 2) which resulted in accounts receivable delinquencies and decreased probability of ultimate collection. The $2,000 advances to joint ventures at December 31, 2004 was made in the connection with the startup of a Mexican joint venture in December 2004. The joint venture was terminated on May 27, 2005 and the $2,000 advance and subsequent advances made in 2005 were remitted to the Company in May 2005.

4.   ACQUISITIONS

     On October 23, 2002, the Company acquired all outstanding shares of Mt. West Fabrication Plants and Stations, Inc., Process Electric and Control, Inc., Process Engineering Design, Inc. and Pacific Industrial Electric, Inc. (collectively, "Mt. West Group"). Mt. West Group provides design-build services, including engineering, procurement and construction services to the energy industry, primarily in the western United States, thereby expanding the Company's services in the United States. The purchase price of $10,576

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

4.   ACQUISITIONS (CONT'D)

was based on a multiple of cash flow and consisted of $4,591 cash and acquisition costs and 950,000 shares of common stock valued at $5,985 (based on the market price of the Company's common stock on the date the acquisition was consummated). The transaction was accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the financial position and results of operations from the date of the acquisition. In addition, the acquisition included a potential earn-out amount equal to 25 percent of the combined adjusted net income, as defined in the definitive purchase agreement, of Mt. West Group for the 24-month period following the date of acquisition. During the third quarter of 2004, the earn-out was settled for $670 of which $240 and $200 were charged to expense in 2003 and 2002, respectively. This amount was paid to the former shareholders of Mt. West Group, and accounted for as compensation expense.

None of the goodwill created as a result of this acquisition is expected to be deductible for tax purposes.

     The fair value of the net assets acquired from the acquisition was as follows:

                                                                        RESTATED
                                                                        --------
Current assets                                                           $15,799
Property, plant and equipment                                              3,544
Current liabilities                                                       (9,173)
Deferred income taxes                                                       (808)
                                                                        --------
   Fair value of net assets acquired                                       9,362
Goodwill                                                                   1,214
                                                                        --------
   Total acquisition cost                                                $10,576
                                                                        ========

     The unaudited pro forma results of operations for the year ended December 31, 2002 including Mt. West Group as if the acquisition occurred January 1, 2002 would have been:

                                                                        RESTATED
                                                                        --------
Revenue                                                                 $664,323
Net income                                                                27,059
Income per common share:
   Basic                                                                $   1.48
                                                                        ========
   Diluted                                                              $   1.45
                                                                        ========

5.   CONTRACTS IN PROGRESS

     Contract costs and recognized income not yet billed on uncompleted contracts arise when revenues have been recorded but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

5.   CONTRACTS IN PROGRESS (CONT'D)

     Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2004 and 2003 were as follows:

                                                                December 31,
                                                           ---------------------
                                                              2004        2003
                                                           ---------   ---------
                                                                        RESTATED
Costs incurred on contracts in progress                    $ 294,977   $ 333,219
Recognized income                                             29,006      33,423
                                                           ---------   ---------
                                                             323,983     366,642
Progress billings and advance payments                      (333,689)   (336,906)
                                                           ---------   ---------
                                                           $  (9,706)  $  29,736
                                                           =========   =========

Contract cost and recognized income not yet billed         $  21,251   $  36,724
Contract billings in excess of cost and
   recognized income                                         (30,957)     (6,988)
                                                           ---------   ---------
                                                           $  (9,706)  $  29,736
                                                           =========   =========

     Contract cost and recognized income not yet billed includes $7,836 and $24,084 at December 31, 2004 and 2003, respectively, on completed contracts. In May 2005, the Company billed and received $6,281 of the December 31, 2004 balance as part of the Addax Settlement as described in Note 18. As of December 31, 2004 and 2003, contract costs and recognized income not yet billed included unbilled revenues for unapproved change orders of approximately $6,520 and $12,561, respectively.

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, consist of:

                                                                December 31,
                                                           ---------------------
                                                              2004        2003
                                                           ---------   ---------
                                                                        RESTATED
Construction equipment                                     $  61,822   $  57,916
Marine equipment                                              63,874      57,603
Transportation equipment                                      25,066      23,912
Land and buildings                                            17,003      11,556
Leasehold improvements                                         9,724       9,628
Production facilities                                         22,098          --
Furniture and equipment                                       29,511      38,071
                                                           ---------   ---------
                                                             229,098     198,686
Less accumulated depreciation and amortization              (112,455)   (103,786)
                                                           ---------   ---------
                                                           $ 116,643   $  94,900
                                                           =========   =========

     Included in furniture and equipment is $4,217 and $3,871 at December 31, 2004 and 2003, respectively, for the cost of a new information system which has been capitalized under capital leases.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

7.   JOINT VENTURES

     Investment in joint ventures at December 31, 2004 and 2003 consist of a 10% interest in a consortium for build, own and operate water injection facilities in Venezuela and a 50% interest in a pipeline construction joint venture in Africa. Interest in the unconsolidated joint ventures is accounted for using the equity method in the consolidated balance sheet. The Company's equity in earnings in the 10% joint venture is recognized as contract revenue and its share of operations for the 50% joint venture is reflected in the statements of operations based on proportionate consolidation.

     The Company's share of revenue and contract cost included in the consolidated statements of operations from these ventures consists of:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                      2004      2003      2002
                                                     ------   -------   --------
Contract revenue                                     $2,071   $60,344   $127,643
Contract cost                                            --    43,417    105,527

     The 2004 activity for the 50 percent owned joint venture for the Chad-Cameroon Pipeline project in Africa was limited to warranty work and the final settlement among the parties. The summarized balance sheet information at December 31, 2004 and 2003 reflects this decreased level of activity.

                                                                   December 31,
                                                                  --------------
                                                                  2004     2003
                                                                -------  -------
Current assets                                                  $  645   $21,122
Non-current assets                                                  --     1,055
                                                                -------  -------
Total                                                           $  645   $22,177
                                                                =======  =======
Current liabilities                                             $  645   $    64
Equity                                                              --    22,113
                                                                -------  -------
Total                                                           $  645   $22,177
                                                                =======  =======

8.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                                 December 31,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
                                                                        RESTATED
Trade accounts payable                                       $ 90,906    $60,705
Payrolls and payroll liabilities                               19,263     15,226
Provision for loss contracts costs                              4,263        935
Minority interest                                               2,798      2,353
Other accrued liabilities                                       2,130      1,375
Related parties                                                 2,151        774
Equipment reconditioning and overhaul reserves                    959      1,425
                                                             --------    -------
Total                                                        $122,470    $82,793
                                                             ========    =======

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

9.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 December 31,
                                                              ------------------
                                                                2004      2003
                                                              -------   --------
                                                                        RESTATED
2.75% convertible senior notes                                $70,000    $    --
Revolving credit agreement with a syndicated bank group            --     14,000
Other obligations                                               3,495      4,322
                                                              -------    -------
   Total long-term debt                                        73,495     18,322
Less current portion                                            1,171      1,315
                                                              -------    -------
   Long-term debt, less current portion                       $72,324    $17,007
                                                              =======    =======

2004 Credit Facility

     On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the "2004 Credit Facility"). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40 percent of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly, ranging from 0.375 percent to 0.625 percent. The 2004 Credit Facility is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Unamortized debt issue costs of $2,933 and $1,512 associated with the 2004 Credit Facility are included in other assets at December 31, 2004 and 2003, respectively. Debt issue costs are amortized over the term of the 2004 Credit Facility ending March 2007.

     As of December 31, 2004, there were no borrowings under the 2004 Credit Facility and there were $60,163 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $150,000 (see "Waiver Amendment" below).

2004 Credit Facility Waivers

     For the quarter ended June 30, 2004, due to the Company's operating results and EBITDA (earnings before net interest, income taxes, depreciation and amortization) levels, an Amendment and Waiver Agreement (the "Waiver Agreement") was obtained from the syndicated bank group to waive non-compliance with a financial covenant to the credit agreement at June 30, 2004 and to amend certain financial covenants. The Waiver Agreement provides for an amendment of certain quarterly financial covenants and the multiple of EBITDA calculation with respect to the borrowing base determination through September 30, 2005.

     In January 2005, the Company obtained a Consent and Waiver from its syndicated bank group, covering a period through June 29, 2005, waiving certain defaults and covenants which related to the filing of tax returns, the payment of taxes when due, tax liens and legal proceedings against the Company related to a tax assessment in Bolivia (see Note 2 above). Additional Consent and Waivers were obtained from the syndicated bank group as of April 8, 2005 and June 13, 2005 with respect to these defaults and non-compliance with certain financial covenants as of June 13, 2005.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

9.   LONG-TERM DEBT (CONT'D)

2004 Credit Facility Amendment

     On July 19, 2005, the Company entered into a Second Amendment and Waiver Agreement ("Waiver Amendment") of the 2004 Credit Facility with the syndicated bank group to obtain continuing waivers regarding its non-compliance with certain financial and non-financial covenants in the 2004 Credit Facility. Under the terms of the Waiver Amendment, the total credit availability under the 2004 Credit Facility is reduced to $100,000 as of the effective date of the Waiver Amendment. Subject to certain conditions, the bank group agreed to permanently waive all existing and probable technical defaults under the 2004 Credit Facility as long as the Company submitted its year-end 2004 financial statements and interim financial statements for the quarters ended March 31 and June 30, 2005 by September 30, 2005. These conditions relate primarily to submissions of various financial statements and other financial and borrowing base related information.

     The Waiver Amendment also modified certain of the ongoing financial covenants under the 2004 Credit Facility and established a requirement that the Company maintain a minimum cash balance of $15,000. Until such time as the waiver becomes permanent, the Company has certain additional reporting requirements, including periodic cash balance reporting. In addition, the Waiver Amendment prohibits the Company from borrowing cash under the 2004 Credit Facility until the waiver becomes permanent. The Company was not able to submit the referenced statements by September 30, 2005, therefore the waiver did not become permanent.

     Additionally, the Company was not in compliance with certain of the financial covenants under the 2004 Credit Facility at September 30, 2005 and the Company has not obtained a waiver. The Company also believes it will not be in compliance with certain of the financial covenants under the 2004 Credit Facility at December 31, 2005. As a result of the covenant violations and the failure to provide certain financial statements by September 30, 2005, the bank syndicate has the right to discontinue advances under the facility as well as the issuance of new letters of credit. The inability of the Company to access new letters of credit could negatively impact the Company's ability to take on new work or bid additional work where letters of credit are required in order to bid on a project. Additionally, the bank syndicate could request that the Company provide cash collateral for outstanding letters of credit.

     As the Company has done in the past, management believes that it will be able to negotiate a waiver with the syndicated bank group with respect to these violations. In the event the waivers are not obtained, the Company would expect to arrange for alternative financing which could include the following components, individually or in combination: (1) establishing a credit facility with a new bank group, (2) raising equity capital, (3) selling certain assets or
(4) issuing debt in either a public or private transaction.

Convertible Notes

     On March 12, 2004, the Company completed a primary offering of $60,000 of
2.75 percent Convertible Senior Notes (the "Convertible Notes"). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes total $70,000. The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15, and payments began on September 15, 2004. The Convertible Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the Convertible Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require the Company to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011, or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the Convertible Notes may under certain circumstances, convert the notes into shares of the Company's common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at December 31, 2004). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's common stock exceeds 120 percent of the then current conversion price, or $23.36 per share based on the initial conversion price. Unamortized debt issue costs of $2,908 associated with the Convertible Notes are

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

9.   LONG-TERM DEBT (CONT'D)

included in other assets at December 31, 2004 and are being amortized over the seven-year period ending March 2011. In the event of a default under any Company credit agreement other than the indenture covering the Convertible Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the Company's Convertible Notes. Since the non-compliance issues under the 2004 Credit Facility discussed above did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the Convertible Notes.

     On June 10, 2005, the Company received a letter from a law firm representing an investor claiming to be the owner of in excess of 25% of the Convertible Notes asserting that, as a result of the Company's failure to timely file with the SEC its 2004 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, it was placing the Company on notice of an event of default under the indenture dated as of March 12, 2004 between the Company as issuer, and JPMorgan Chase Bank N.A., as trustee (the "Indenture"), which governs the Convertible Notes. The Company indicated that it does not believe that it has failed to perform its obligations under the relevant provisions of the Indenture referenced in the letter. On August 19, 2005, the Company entered into a settlement agreement with the beneficial owner of the Convertible Notes on behalf of whom the notice of default was sent, pursuant to which the Company agreed to use commercially reasonable efforts to solicit the requisite vote to approve an amendment to the Indenture (the "Indenture Amendment"). The Company has obtained the requisite vote and on September 22, 2005, the Indenture Amendment became effective.

     The Indenture Amendment extends the initial date on or after which the Convertible Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a "fundamental change" which is a change of control event in which 10% or more of the consideration in the transaction consists of "cash", to make a "coupon make-whole payment" equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the Convertible Notes or (b) all scheduled interest on the Convertible Notes from the date of the transaction through March 15, 2013.

Other Obligations

     Other obligations include approximately $3,259 and $3,871 at December 31, 2004 and 2003, respectively, to a leasing company under a four-year capital lease in connection with the ongoing acquisition and installation of new corporate information systems and infrastructure. Additionally, the Company has various notes payable, generally related to equipment financing, and local revolving credit facilities. All are at market interest rates, and are collateralized by certain vehicles, equipment and/or real estate.

     The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $4,240 at December 31, 2004. There were no outstanding borrowings made under these facilities at December 31, 2004 or 2003.

10.  RETIREMENT BENEFITS

The Company has a defined contribution plan that is funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of four percent of salary in the form of cash or WGI common stock, as elected by the employee. Company contributions for this plan were $1,423 (including $221 of WGI common stock) in 2004, $1,094 (including $245 of WGI common stock) in 2003 and $1,038 (including $422 of WGI common stock) in 2002.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11.  INCOME TAXES

     The relationship between income (loss) before income taxes and the provision for income taxes is affected by the method of determining income taxes in the countries in which the Company operates. The effective consolidated tax rate differs from the United States (U.S.) federal statutory tax rate as taxable income and operating losses from different countries cannot be offset and tax rates and methods of determining taxes payable are different in each country.

     Income (loss) before income taxes and the provision (benefit) for income taxes in the consolidated statements of operations consist of:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2004       2003       2002
                                                  --------   --------   --------
                                                             RESTATED   RESTATED
Income (loss) before income taxes:
   Other countries                                $ (4,726)  $  9,211    $17,532
   United States                                    (6,025)   (23,429)    14,259
                                                  --------   --------    -------
                                                  $(10,751)  $(14,218)   $31,791
                                                  ========   ========    =======

     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company is a Panamanian company and Panama does not impose corporate income taxes on income earned outside of Panama. All income has been earned outside of Panama. The U.S. subsidiaries are subject to tax at a U.S. tax rate of 34%. The Company also has foreign earnings which are non-taxable due to tax exemptions or tax holidays in certain foreign countries of $5,066 in 2004, $10,862 in 2003, and $21,058 in 2002.

                                                   Year Ended December 31,
                                                -----------------------------
                                                  2004      2003       2002
                                                -------   --------   --------
                                                          RESTATED   RESTATED
Provision (benefit) for income taxes:
   Current provision (benefit):
      Other countries                           $ 9,719   $ 6,353    $ 6,183
      United States:
         Federal                                 (1,750)   (6,427)     3,551
         State                                      322    (1,058)     1,354
                                                -------   --------   -------
                                                  8,291    (1,132)    11,088
                                                -------   --------   -------
   Deferred tax expense (benefit):
      Other countries                             2,405    (1,490)    (1,250)
      United States                                (632)     (679)    (2,953)
                                                -------   -------    -------
                                                  1,773    (2,169)    (4,203)
                                                -------   -------    -------
Total provision (benefit) for income taxes      $10,064   $(3,301)   $ 6,885
                                                =======   =======    =======

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

11. INCOME TAXES (CONT'D)

     A reconciliation of the differences between our income tax provision computed at the appropriate statutory rates and our reported provision for income taxes follows:

                                                           Year Ended December 31,
                                                        -----------------------------
                                                          2004      2003       2002
                                                        -------   --------   --------
                                                                  RESTATED   RESTATED
Income tax provision at statutory rate (Panama)         $    --   $    --    $    --
Taxes on U.S. earnings at greater than Panama rate       (1,918)   (7,106)       898
Taxes on foreign earnings at greater than Panama rate     3,103    (2,406)     4,022
Taxes on foreign deemed profits                           8,483     5,632      4,220
U.S. state taxes                                           (142)   (1,058)     1,054
Change in valuation allowance                               538     1,637     (3,309)
                                                        -------   -------    -------
                                                        $10,064   $(3,301)   $ 6,885
                                                        =======   =======    =======

     Included in prepaid expenses are income tax receivables of $5,209 and $3,901 for 2004 and 2003 respectively. The principal components of the Company's net deferred tax assets are:

                                                                December 31,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
                                                                       RESTATED
Deferred tax assets:
   Self insured medical accrual                             $    196   $    196
   Accrued vacation                                              291        291
   Non-U.S. tax net operating loss carry forwards             13,163     18,056
   U.S. tax net operating loss carry forwards                 10,246      4,859
   Non-U.S. tax credits                                        3,639      1,099
   Other                                                         616        588
                                                            --------   --------
      Gross deferred tax assets                               28,151     25,089
   Valuation allowance                                       (16,194)   (15,656)
                                                            --------   --------
      Deferred tax assets, net of valuation allowance         11,957      9,433
Deferred tax liabilities:
   Property, plant and equipment                              (5,541)    (1,086)
                                                            --------   --------
Net deferred tax assets                                     $  6,416   $  8,347
                                                            ========   ========

The net deferred tax assets are as follows:

                                                                  December 31,
                                                               -----------------
                                                                2004      2003
                                                               ------   --------
                                                                        RESTATED
   United States                                               $5,631    $4,998
   Other countries                                                785     3,349
                                                               ------    ------
Net deferred tax assets                                        $6,416    $8,347
                                                               ======    ======

     The U.S. federal income tax benefit recognized in 2004 is a result of the Company's ability to carry a significant portion of the 2004 U.S. loss back to the year 2002 to offset the United States income of certain subsidiaries in that year.

                              WILLBROS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

11. INCOME TAXES (CONT'D)

     The ultimate realization of deferred tax assets related to the U.S. net operating loss carry forwards is dependent upon the generation of future taxable income in the U.S. during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has $30,062 in U.S. net operating loss carry forwards at December 31, 2004 a portion of which are limited on an annual basis. In order to fully realize the U.S. deferred tax assets, the Company will need to generate future taxable income in the U.S. of approximately $8,190 prior to the expiration of the net operating loss carry forwards of $391 in 2005, $2,617 in 2007, $345 in 2008, and $4,837 in 2009. Additional net operating loss carry forwards of $21,872 expire in subsequent years through December 31, 2024. U.S. taxable income (loss) for the years ended December 31, 2003, 2002, and 2001 was ($20,222), $14,964, and $10,751, respectively, and estimated taxable loss in 2004 is $20,243. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the tax benefits of $10,246 of these deductible differences. The amount of the deferred assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

     The Company has $924 of Venezuelan tax credits, including $639 which are non-expiring and can be used to offset the Company's Venezuelan taxable income in future years or can be sold at approximately 95% of their value. The remaining $285 in Venezuelan tax credits will expire if not utilized as follows:
$41 in 2004, $112 in 2005, and $132 in 2006. The Company has evaluated its ability to utilize these credits and has recorded a valuation allowance of $317 against the credits, including 5% of the non-expiring credits.

     At December 31, 2004, the Company has non-expiring operating loss carry forwards in the United Kingdom of $35,956 ((pound)18,727), with a full valuation allowance of $10,787. In 2004, the Company utilized $4,665 (Bolivianos 38,346) of the Bolivian net operating loss carry forward from the prior years and increased the valuation allowance to $2,375 on the remaining $9,500 (Bolivianos 78,088) net operating loss carry forward. In 2004, the Company reversed the full valuation allowance on the Venezuelan deferred tax asset and utilized the net operating loss carry forwards of $1,427 (Bolivars 2,736,436). In Nigeria, the Company has tax credits of $2,715 (Naira 361,095), which have been fully reserved. The total valuation allowance at December 31, 2004 is $16,194, an overall increase of $538.

12. STOCKHOLDER RIGHTS PLAN

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

12. STOCKHOLDER RIGHTS PLAN (CONT'D)

     Prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the Company's common stock, the Rights are redeemable for one-half cent per Right at the option of the Company's Board of Directors.

13. STOCK OWNERSHIP PLANS

     During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the "1996 Plan") with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the "Director Plan") with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan, and the Director Plan, was increased to 4,075,000 and 225,000, respectively, by shareholder approval.

     Options granted under the 1996 Plan vest over a three to four year period. Options granted under the Director Plan vest six months after the date of grant. At December 31, 2004, the 1996 Plan had 1,404,588 shares and the Director Plan had 65,000 shares available for grant. Certain provisions allow for accelerated vesting based on increases of share prices.

     The Company's stock option activity and related information consist of:

                                                            Year Ended December 31,
                             ------------------------------------------------------------------------------------
                                        2004                         2003                         2002
                             --------------------------   --------------------------   --------------------------
                                            Weighted-                    Weighted-                    Weighted-
                               Shares    Exercise Price     Shares    Exercise Price     Shares    Exercise Price
                             ---------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning
   of year                   1,447,399       $10.68       1,560,899       $10.48       1,851,800       $ 9.64
Granted                         45,000        12.73          45,000        10.22         218,912        12.56
Exercised                      478,879         8.69         105,000         5.79         497,813         8.38
Forfeited                       59,500        13.67          53,500        14.07          12,000         6.24
                             ---------       ------       ---------       ------       ---------       ------
Outstanding, end of year       954,020       $11.57       1,447,399       $10.68       1,560,899       $10.48
                             =========       ======       =========       ======       =========       ======
Exercisable at end of year     926,520       $11.59       1,096,774       $10.91         875,399       $ 9.94
                             =========       ======       =========       ======       =========       ======

     The weighted-average fair value of options granted during the year was $4.02 in 2004 ($2.52 in 2003 and $4.05 in 2002). Exercise prices for options outstanding, weighted-average remaining life and weighted-average exercise price by ranges of exercise prices at December 31, 2004 are:

                                   Weighted         Weighted
    Range of        Options         Average          Average
Exercise Prices   Outstanding   Remaining Life   Exercise Price
---------------   -----------   --------------   --------------
$ 5.06 - $ 6.94     248,770        4.9 Years         $ 6.07
  7.26 -  11.75     157,000        5.7 Years           8.81
 12.70 -  19.44     548,250        6.3 Years          14.88
                    -------
$ 5.06 - $19.44     954,020        5.9 Years         $11.57
                    =======

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

13. STOCK OWNERSHIP PLANS (CONT'D)

     The number of vested options and weighted-average exercise price by ranges of exercise prices at December 31, 2004 are:

                                                                     Weighted
    Range of                                                          Average
Exercise Prices                                  Vested Options   Exercise Price
---------------                                  --------------   --------------
$ 5.06 - $ 6.94                                      248,770          $ 6.07
  7.26 -  11.75                                      137,000            8.86
 12.70 -  19.44                                      540,750           14.83
                                                     -------
$ 5.06 - $19.44                                      926,520          $11.59
                                                     =======

     In March 2002, certain officers of the Company borrowed a total of $1,307 under the Employee Stock Purchase Program, which permitted selected executives and officers (exclusive of the Chief Executive Officer) to borrow from the Company up to 100 percent of the funds required to exercise vested stock options. The loans are full recourse, non-interest bearing for a period of up to five years and are collateralized by the related stock. The difference of $434 between the discounted value of the loans and the fair market value of the stock on the date of exercise, and $119 representing the difference between the exercise price of certain options and the fair market value of the stock was recorded as compensation expense at the date of exercise. The notes were recorded at the discounted value, and the discount is amortized as interest income over the periods the notes are outstanding. The net loans receivable are presented as a reduction of stockholders' equity. The maximum loan amount any one officer may have outstanding under the Employee Stock Purchase Program is $250. In accordance with The Sarbanes-Oxley Act of 2002, the Company in the future will no longer make loans to executive officers of the Company.

     During 2004, the Company granted 183,000 shares of restricted stock, and restricted stock rights for 43,500 shares, to certain employees. Deferred compensation of $2,321 was recorded for the restricted stock and is amortized over the four year vesting period. Compensation expense of $606 was recognized in 2004 for amortization of the deferred compensation and accrual of compensation related to the restricted stock rights. At December 31, 2004, there were 166,000 shares of restricted stock and 43,500 of restricted stock rights outstanding, none of which were vested.

14. INCOME (LOSS) PER SHARE

     Basic and diluted income (loss) per share are computed as follows:

                                                        Year Ended December 31,
                                                ---------------------------------------
                                                    2004          2003          2002
                                                -----------   -----------   -----------
                                                                RESTATED      RESTATED
Net income (loss) applicable to common shares   $   (20,815)  $   (10,917)  $    24,906
                                                ===========   ===========   ===========
Weighted average number of common shares
   outstanding for basic income per share        20,922,002    20,662,305    18,271,492
Weighted average number of dilutive potential
   common shares outstanding                             --            --       450,267
                                                -----------   -----------   -----------
Weighted average number of common shares
   outstanding for diluted income per share      20,922,002    20,662,305    18,721,759
                                                ===========   ===========   ===========
Income (loss) per common share:
   Basic                                        $      (.99)  $      (.53)  $      1.36
                                                ===========   ===========   ===========
   Diluted                                      $      (.99)  $      (.53)  $      1.33
                                                ===========   ===========   ===========

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

14.  INCOME (LOSS) PER SHARE (CONT'D)

     The Company incurred net losses for the years ended December 31, 2004 and 2003 and has therefore excluded securities from the computation of diluted income (loss) per share as the effect would be anti-dilutive.

     The weighted average number of potential common shares excluded from the computation of diluted income (loss) per share because of their anti-dilutive effect was 3,595,277 shares issuable upon conversion of the Convertible Notes, 954,020 options, and 166,000 restricted shares of common stock at December 31, 2004 (1,444,066 options at December 31, 2003 and 405,092 options at December 31,
2002).

     In accordance with Emerging Issues Task Force ("EITF") Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," the 3,595,277 shares issuable upon conversion of the Convertible Notes will be included in diluted income (loss) per share if those securities are dilutive, regardless of whether the market trigger price of $23.36 has been met.

15.  SEGMENT INFORMATION

     Historically, the Company reported in one operating segment offering three integrated services: engineering, construction, and specialty. In mid-2004, the Company restructured its operating segments to include Engineering and Construction and Facilities Development and Operations. Beginning in the fourth quarter of 2004, the Company restructured its business into two operating segments, International and United States & Canada. All periods presented reflect this change in segments.

     The Company's segments are strategic business units that are managed separately as each segment has different operational requirements and marketing strategies. Management believes, due to the composition of current work and potential work opportunities, and the nuances of the geographic markets the Company serves, that the organization should be viewed on a geographic basis. Consequently, the businesses have been restructured and we are reporting on the basis of two operating segments: International and United States & Canada. The International segment consists of all construction, engineering and facilities development operations in countries other than the United States and Canada. Currently such operations are in Africa, the Middle East, and South America. The United States & Canada segment consists of all construction, engineering and facilities development operations in the United States and Canada. The Company's corporate operations include the general and administrative and financing functions of the organization. The costs of these functions are allocated between the two operating segments. The Company's corporate operations also include various other assets that are allocated between the two operating segments. Inter-segment revenue and revenue between geographic areas are not material.

     The tables below reflect the Company's business segments as of and for the years ended December 31, 2004, 2003, and 2002:

                                              Year Ended December 31, 2004
                                        ----------------------------------------
                                                                   United States
                                          Total    International      & Canada
                                        --------   -------------   -------------
Revenue                                 $483,318      $290,524       $192,794
Operating expense:
   Contract costs                        417,671       249,660        168,011
   Depreciation and amortization          16,747         9,135          7,612
   General and administrative             46,614        22,600         24,014
   Other operating costs                   3,571         3,571             --
                                        --------      --------       --------
                                         484,603       284,966        199,637
                                        --------      --------       --------
Operating income (loss)                 $ (1,285)     $  5,558       $ (6,843)
                                        ========      ========       ========

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

15.  SEGMENT INFORMATION (CONT'D)

                                          Year Ended December 31, 2003 RESTATED
                                        ----------------------------------------
                                                                   United States
                                          Total    International      & Canada
                                        --------   -------------   -------------
Revenue                                 $416,573      $262,241       $154,332
Operating expense:
   Contract costs                        374,442       223,672        150,770
   Depreciation and amortization          15,570         8,727          6,843
   General and administrative             36,300        16,321         19,979
   Other operating costs                   2,314         2,314             --
                                        --------      --------       --------
                                         428,626       251,034        177,592
                                        --------      --------       --------
Operating income (loss)                 $(12,053)     $ 11,207       $(23,260)
                                        ========      ========       ========

                                          Year Ended December 31, 2002 RESTATED
                                        ----------------------------------------
                                                                   United States
                                          Total    International      & Canada
                                        --------   -------------   -------------
Revenue                                 $582,829      $337,592        $245,237
Operating expense:
   Contract costs                        494,318       287,330         206,988
   Depreciation and amortization          16,627        10,697           5,930
   General and administrative             34,046        16,191          17,855
   Other operating costs                   3,076         3,076              --
                                        --------      --------        --------
                                         548,067       317,294         230,773
                                        --------      --------        --------
Operating income                        $ 34,762      $ 20,298        $ 14,464
                                        ========      ========        ========

Total assets by segment are presented below:

                                                                 December 31,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
                                                                        RESTATED
International                                                $225,262   $204,237
United States & Canada                                        191,848    100,457
                                                             --------   --------
Total consolidated assets                                    $417,110   $304,694
                                                             ========   ========

     Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

     Customers representing more than 10 percent of total contract revenue are as follows:

                                                        Year Ended December 31,
                                                      --------------------------
                                                      2004     2003       2002
                                                      ----   --------   --------
                                                             RESTATED   RESTATED
Customer A                                             21%      14%        --%
Customer B                                             11       --         --
Customer C                                             --       16         29
Customer D                                             --       --         16
                                                      ---      ---        ---
                                                       32%      30%        45%
                                                      ===      ===        ===

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

15.  SEGMENT INFORMATION (CONT'D)

     Information about the Company's operations in its significant work countries is shown below:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2004       2003       2002
                                                  --------   --------   --------
                                                             RESTATED   RESTATED
Contract revenue:
   United States (1)                              $159,270   $130,155   $231,552
   Nigeria                                         121,774     53,252     49,230
   Iraq                                             54,029     10,057         --
   Offshore West Africa                             49,784     62,988     59,285
   Oman                                             36,846     40,885     17,244
   Canada                                           33,524     24,177     13,685
   Venezuela                                        17,750     29,312     12,835
   Bolivia                                           6,368      3,943     45,105
   Ecuador                                           3,222         --         --
   Cameroon                                            336     61,605    136,149
   Australia                                           415         --         --
   Dominican Republic                                   --        199     17,744
                                                  --------   --------   --------
                                                  $483,318   $416,573   $582,829
                                                  ========   ========   ========

(1) Net of inter-country revenue of $11,845 in 2004, $9,009 in 2003, and $25,849 in 2002.

                                                           December 31,
                                                  ------------------------------
                                                    2004       2003       2002
                                                  --------   --------   --------
                                                             RESTATED   RESTATED
Long-lived assets:
   United States                                  $ 49,521   $ 41,359    $24,298
   Nigeria                                          31,824     20,129     17,562
   Offshore West Africa                             12,281     11,038     10,040
   Canada                                            6,554      4,289      3,852
   Oman                                              4,214      4,705      3,116
   Venezuela                                         4,835      5,450      6,962
   Bolivia                                           1,703      2,806      3,503
   Cameroon                                             --      3,089      7,262
   Other                                             5,711      2,035        199
                                                  --------   --------    -------
                                                  $116,643   $ 94,900    $76,794
                                                  ========   ========    =======

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

16. CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

     On January 6, 2005, J. Kenneth Tillery, then President of Willbros International, Inc. ("WII"), who was principally responsible for international operations, including Bolivian operations, resigned from the Company as discussed in Note 2 above.

     Following Mr. Tillery's resignation, the Audit Committee, working with independent outside legal counsel and forensic accountants retained by such legal counsel, commenced an independent investigation into the circumstances surrounding the Bolivian tax assessment and the actions of Mr. Tillery in other international locations. The Audit Committee's investigation identified payments that were made by or at the direction of Mr. Tillery in Bolivia, Nigeria and Ecuador which may have been violations of the United States Foreign Corrupt Practices Act ("FCPA") and other United States laws. The investigation also revealed that Mr. Tillery authorized numerous transactions between Company subsidiaries and entities in which he apparently held an ownership interest or exercised significant control. See Note 18 below. In addition, the Company has learned that certain acts carried out by Mr. Tillery and others acting under his direction with respect to a bid for work in Sudan may constitute facilitation efforts prohibited by U.S. law, a violation of U.S. trade sanctions and the unauthorized export of technical information.

     The United States Securities and Exchange Commission ("SEC") is conducting an investigation into whether the Company and others may have violated various provisions of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act") The United States Department of Justice ("DOJ") is conducting an investigation concerning possible violations of the FCPA and other applicable laws. In addition, the United States Department of Treasury's Office of Foreign Assets Control ("OFAC") is commencing an investigation of the potentially improper facilitation and export activities. The Company is cooperating fully with all of these investigations If the Company or one of its subsidiaries is found to have violated the FCPA, that entity could be subject to civil penalties of up to $650 per violation and criminal penalties of up to the greater of $2,000 per violation or twice the gross pecuniary gain resulting from the improper conduct. If the Company or one of its subsidiaries is found to have violated trade sanctions or U.S. export restrictions, that entity could be subject to civil penalties of up to $11 per violation and criminal penalties of up to $250 per violation. The Company and its subsidiaries could also be barred from participating in future U.S. government contracts and from participating in certain U.S. export transactions. There may be other penalties that could apply under other U.S. laws or the laws of foreign jurisdictions. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company's exposure to civil or criminal fines or penalties, or other regulatory action which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's ability to obtain and retain business and to collect outstanding receivables in current or future operating locations, including Nigeria, could be negatively affected.

     In May 2005, a securities class-action lawsuit was filed against the Company and certain of its present and former officers and directors in U.S. District Court for the Southern District of Texas. Three additional substantially identical lawsuits were filed shortly thereafter. Plaintiffs in these lawsuits purport to represent a class of persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive, and allege various violations by the defendants of Sections 10(b), 10b-5 and 20a of the Exchange Act and allege, among other things, that the defendants made false or misleading statements of material fact about the Company's financial statements. The plaintiffs seek unspecified monetary damages and other relief. While the outcome of such lawsuits cannot be predicted with certainty, the Company believes that it has meritorious defenses and intends to defend itself vigorously.

     We have received letters from two Nigerian law firms alleging that we have not complied with our obligations under certain consulting contracts with their clients. The Company has not recognized contract costs or accrued any liability for the $3,845 related to these asserted obligations. We believe that compliance with those contracts may constitute a violation of the United States Foreign Corrupt Practices Act and accordingly, we will not comply. While there can be no assurance that a court or arbitration panel considering those contracts would not award damages to the consulting firms who are parties to such contracts; the Company believes the likelihood of a material adverse effect on the Company's financial position or results of operations from a resolution of this matter is remote.

     The Company provides engineering and construction services to the oil, gas and power industries and government entities, and develops, owns and operates assets developed under "Build, Own and Operate" contracts. The Company's principal markets are currently Africa, the Middle East, South America and North America. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

16. CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONT'D)

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

     Based upon the advice of local advisors in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which it operates, management believes the Company follows the current practices in those countries; however, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future. The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism through political risk insurance coverage that contains a 20 percent co-insurance provision.

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

     Certain post-contract completion audits and reviews are periodically conducted by clients and/or government entities. While there can be no assurance that claims will not be received as a result of such audits and reviews, management does not believe a legitimate basis for any material claims exists. At the present time it is not possible for management to estimate the likelihood of such claims being asserted or, if asserted, the amount or nature thereof.

     In connection with the Company's 10 percent interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10 percent of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid. As of December 31, 2004, the maximum amount of future payments the Company could be required to make under this guarantee is approximately $3,453.

     From time to time the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company's customers may require the Company to provide letters of credit or insurance bonds with regard to the Company's performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At December 31, 2004, the Company had approximately $107,473 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of December 31, 2004, related to these commitments.

     In 2004 and 2003, the Company incurred contract costs of $4,948 and $3,312, respectively, related to repairs of pipelines under two construction projects. The Company believes the recovery of certain of these costs from insurance or other parties is probable. At December 31, 2004 and 2003, other assets include anticipated recoveries from insurance or third parties of $4,445 and $2,500, respectively. Actual recoveries may vary from these estimates.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

16. CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONT'D)

     In addition to the matters discussed above, the Company is a party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company's financial position.

     The Company entered into a lease with an agreement to purchase a 90,000 square foot fabrication facility on 10 acres of land in Edmonton, Alberta, $7,750 (CAD) which would convert to $6,458 (USD) as of December 31, 2004. The Company began operating the facility in the second half of 2005; the purchase transaction is expected to be completed December 15, 2005.

     The Company has certain operating leases for office and camp facilities. Rental expense, excluding daily rentals and reimbursable rentals under cost plus contracts, was $3,181 in 2004, $2,127 in 2003, and $1,782 in 2002. Minimum lease commitments under operating leases as of December 31, 2004, totaled $9,645 and are payable as follows: 2005, $2,864; 2006, $2,357; 2007, $1,605; 2008, $1,481;
2009, $212 and later years, $1,126.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003 presented below has been restated from amounts previously reported to reflect the error matters and corrections described above in Note 2, "Restatement," and as set forth in the notes to the tables below. The total of the quarterly income (loss) per share amounts may not equal the per share amounts for the full year due to the manner in which earnings (loss) per share is calculated.

YEAR 2004 QUARTER ENDED        MARCH 31, 2004              JUNE 30, 2004             SEPTEMBER 30, 2004      DEC. 31,      TOTAL
                         -------------------------   -------------------------   -------------------------   --------    ---------
                         AS REPORTED     RESTATED    AS REPORTED     RESTATED    AS REPORTED     RESTATED      2004         2004
                         -----------   -----------   -----------   -----------   -----------   -----------   ---------   ---------
Contract revenue         $   102,338   $   101,647   $   116,003   $   116,204   $   118,459   $   117,933   $ 147,534   $ 483,318
Operating expenses           102,421       101,618       112,903       114,167       119,356       123,971     144,847     484,603
                         -----------   -----------   -----------   -----------   -----------   -----------   ---------   ---------
Operating income (loss)          (83)           29         3,100         2,037          (897)       (6,038)      2,687      (1,285)
Other income (expense):          (24)          (71)         (682)         (728)       (1,144)       (1,181)     (7,486)     (9,466)
                         -----------   -----------   -----------   -----------   -----------   -----------   ---------   ---------
Income (loss) before
income taxes                    (107)          (42)        2,418         1,309        (2,041)       (7,219)     (4,799)    (10,751)
Provision (benefit)
for income taxes                 125           125         2,911         2,911         2,930         2,785       4,243      10,064
                         -----------   -----------   -----------   -----------   -----------   -----------   ---------   ---------
Net income (loss)        $      (232)  $      (167)  $      (493)  $    (1,602)  $    (4,971)  $   (10,004)  $  (9,042)  $ (20,815)
                         ===========   ===========   ===========   ===========   ===========   ===========   =========   =========
Income (loss) per
common share:
Basic                    $      (.01)  $      (.01)  $      (.02)  $      (.08)  $      (.24)  $      (.48)  $    (.43)  $    (.99)
                         ===========   ===========   ===========   ===========   ===========   ===========   =========   =========
Diluted                  $      (.01)  $      (.01)  $      (.02)  $      (.08)  $      (.24)  $      (.48)  $    (.43)  $    (.99)
                         ===========   ===========   ===========   ===========   ===========   ===========   =========   =========


                                                                                                                            TOTAL
YEAR 2003                MARCH 31, 2003          JUNE 30, 2003            SEPTEMBER 30, 2003       DECEMBER 31, 2003        2003
QUARTER ENDED      -----------------------   -----------------------   -----------------------   -----------   ---------  ---------
                   AS REPORTED    RESTATED   AS REPORTED    RESTATED   AS REPORTED    RESTATED   AS REPORTED    RESTATED   RESTATED
                   -----------   ---------   -----------   ---------   -----------   ---------   -----------   ---------  ---------

Contract revenue   $    98,936   $ 100,742   $   122,864   $ 122,834   $    91,498   $  88,923   $   105,439   $ 104,074  $ 416,573
Operating expenses     103,787     105,329       120,354     120,909       101,039     102,116        98,790     100,272    428,626
                   -----------   ---------   -----------   ---------   -----------   ---------   -----------   ---------  ---------
Operating income
(loss)                  (4,851)     (4,587)        2,510       1,925        (9,541)    (13,193)        6,649       3,802    (12,053)
Other income
(expense):                (753)       (938)         (321)       (500)         (191)       (526)         (128)       (201)    (2,165)
                   -----------   ---------   -----------   ---------   -----------   ---------   -----------   ---------  ---------
Income (loss)
before
income taxes            (5,604)     (5,525)        2,189       1,425        (9,732)    (13,719)        6,521       3,601    (14,218)
Provision
(benefit)
for income taxes        (1,031)       (821)       (1,936)     (1,839)         (986)       (976)          540         335     (3,301)
                   -----------   ---------   -----------   ---------   -----------   ---------   -----------   ---------  ---------
Net income
(loss)             $    (4,573)  $  (4,704)  $     4,125   $   3,264   $    (8,746)  $ (12,743)  $     5,981   $   3,266  $ (10,917)
                   ===========   =========   ===========   =========   ===========   =========   ===========   =========  =========
Income (loss)
per common
share:
Basic              $      (.22)  $    (.23)  $       .20   $     .16   $      (.42)  $    (.62)  $       .29   $     .16  $    (.53)
                   ===========   =========   ===========   =========   ===========   =========   ===========   =========  =========
Diluted            $      (.22)  $    (.23)  $       .20   $     .16   $      (.42)  $    (.62)  $       .29   $     .16  $    (.53)
                   ===========   =========   ===========   =========   ===========   =========   ===========   =========  =========

The quarterly financial effects caused by the restatement are as follows:

                                                                                                           2004 QUARTER ENDED
                                                                                               -------------------------------------
                                                                                                March 31       June 30     Sept. 30
                                                                                               ----------    ----------    --------
INCREASE/(DECREASE) IN CONTRACT REVENUE ATTRIBUTABLE TO:
o An error in the recognition of change order revenue on a Nigerian contract                   $        -    $      250    $      -
o The recalculation of revenue on the Bolivia Transierra Project as a result of the timing of
  percentage of completion revenue.                                                                   213           (74)          -
o The reclassification of contract revenue and contract costs associated with an error in the
  recording of provisions for loss contracts                                                         (935)           30           2
o The recalculation of percentage of completion revenue for the removal of fraudulent charges
  incorrectly recorded to individual projects                                                          16           (28)        287
o Correction of percentage completion revenue recognition to reflect the reclassification of
  fraudulent consulting fees as other operating costs                                                  15            23        (595)
o Reversal of duplicate recording of revenue                                                           --            --        (220)
                                                                                               ----------    ----------    --------
                                                                                                $    (691)   $      201    $   (526)
                                                                                               ==========    ==========    ========
(INCREASE)/DECREASE IN OPERATING EXPENSE ATTRIBUTABLE TO:
o Accrual of unreported and unpaid value added taxes and payroll taxes related to certain
  international subsidiaries                                                                     $   (366)   $     (376)    $  (354)
o The reclassification of contract revenue and contract costs associated with an error in the
  recording of the provisions for loss contracts                                                      935           (30)         (2)
o Increase in contract cost for an error in accounting for prepaid barge costs                       (401)            -        (154)
o The recalculation of contract cost on the Bolivia Transierra Project as a result
  of the Bolivia tax assessments                                                                        -        (1,043)       (145)
o Increase due to recognition of acquisition earn-out payment as compensation expense                   -             -        (230)
o Increase due to fraudulent invoices inappropriately capitalized                                     (65)          (15)        (37)
o Provision for a Nigeria fixed price project in an overall loss position                               -             -      (3,693)
o Decrease due to an error in accounting for parts inventory                                          700           200           -
                                                                                               ----------    ----------    --------
     TOTAL (INCREASE)/DECREASE IN OPERATING EXPENSES                                            $     803    $   (1,264)   $ (4,615)
                                                                                               ==========    ==========    ========

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONT'D)


                                                                                                     2004 QUARTER ENDED
                                                                                              ------------------------------
                                                                                              March 31   June 30    Sept. 30
                                                                                              --------   -------    --------
(INCREASE)/DECREASE IN OTHER INCOME (EXPENSE) ATTRIBUTABLE TO:
o Provision for penalties and interest associated with the underpayment of various
taxes in our international subsidiaries                                                       $   (123)  $   (111)  $   (143)
o Decrease due to error in the amortization period used to amortize debt issuance costs             61         50         91
o Other miscellaneous corrections                                                                   15         15         15
                                                                                              --------   --------   --------
TOTAL (INCREASE)/DECREASE IN OTHER INCOME (EXPENSE)                                           $    (47)  $    (46)  $    (37)
                                                                                              ========   ========   ========
DECREASE IN THE PROVISION FOR INCOME TAX:
o Increase due to reclassification of foreign withholding taxes to income tax expense         $     --   $     --   $    145
o Net tax effect of the restatement adjustments                                                     --         --         --
                                                                                              --------   --------   --------
TOTAL DECREASE IN PROVISION FOR INCOME TAX                                                    $     --   $     --   $    145
                                                                                              ========   ========   ========
TOTAL DECREASE (INCREASE) IN THE NET LOSS                                                     $     65   $ (1,109)  $ (5,033)
                                                                                              ========   ========   ========

                                                                                                       2003 QUARTER ENDED
                                                                                              -------------------------------------
                                                                                              March 31   June 30    Sept 30   Dec 31
                                                                                              --------   ------   --------  -------
INCREASE/(DECREASE) IN CONTRACT REVENUE ATTRIBUTABLE TO:
o An error in the recognition of change order revenue on a Nigerian contract                  $     --   $   --   $ (3,664) $    --
o The recalculation of revenue on the Bolivia Transierra Project as a result of the
timing of percentage of completion revenue                                                         192      113       (112)   1,946
o The reclassification of contract revenue and contract costs associated with an error in the recording
of provisions for loss contracts                                                                 1,813     (523)     1,190   (2,921)
o The recalculation of percentage of completion revenue for the removal of fraudulent
charges incorrectly recorded to individual projects                                               (199)     380         11     (124)
o Correction of percentage completion revenue recognition to reflect the
reclassification of fraudulent consulting fees as other operating costs                             --       --         --     (266)
                                                                                              --------   ------   --------  -------
o TOTAL INCREASE/(DECREASE) IN CONTRACT REVENUE                                               $  1,806   $  (30)  $ (2,575) $(1,365)
                                                                                              ========   ======   ========  =======

(INCREASE)/DECREASE IN OPERATING EXPENSES ATTRIBUTABLE TO:
o Accrual of unreported and unpaid value added taxes and payroll taxes related to certain international
subsidiaries                                                                                  $   (280)  $ (365)  $   (374) $  (334)
o The reclassification of contract revenue and contract costs associated with an error in the recording
of the provisions for loss contracts                                                            (1,814)     523     (1,190)   2,921
o Increase in contract cost for an error in accounting for prepaid barge costs                     323     (826)        19   (1,016)
o The recalculation of contract cost on the Bolivia Transierra Project as a result of the Bolivia tax
assessments                                                                                        105     (113)       109   (1,943)
o Increase due to fraudulent invoices inappropriately capitalized                                  (36)     (74)       (41)     (10)
o Increase due to recognition of acquisition earn-out payment as compensation expense             (240)      --         --       --
o Increase due to an error in accounting for parts inventory                                       400      300        400   (1,100)
                                                                                              --------   ------   --------  -------
TOTAL (INCREASE)/DECREASE IN OPERATING EXPENSES                                               $ (1,542)  $ (555)  $ (1,077) $(1,482)
                                                                                              ========   ======   ========  =======

(INCREASE)/DECREASE IN OTHER EXPENSE ATTRIBUTABLE TO:
o Provision for penalties and interest associated with the underpayment of various
taxes in our international subsidiaries                                                       $   (336)  $ (328)  $   (293) $  (188)
o Decrease due to error in the amortization period used to amortize debt issuance costs            129      128        (63)     222
o Other miscellaneous corrections                                                                   22       21         21     (107)
                                                                                              --------   ------   --------  -------
TOTAL (INCREASE)/DECREASE IN OTHER EXPENSES                                                   $   (185)  $ (179)  $   (335) $   (73)
                                                                                              ========   ======   ========  =======


(INCREASE)/DECREASE IN THE PROVISION FOR INCOME TAX
o Increase due to reclassification of foreign withholding taxes to income tax expense         $   (210)  $  (97)   $   (10) $   (12)
o Net tax effect of the restatement                                                                  -        -          -      217
                                                                                              --------   ------   --------  -------
TOTAL (INCREASE) DECREASE IN THE PROVISION FOR INCOME TAX                                     $   (210)  $  (97)   $   (10) $   205
                                                                                              ========   ======   ========  =======
TOTAL (INCREASE) IN THE NET LOSS                                                              $   (131) $  (861)   $(3,997) $(2,715)
                                                                                              ========   ======   ========  =======

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONT'D)

Additional Notes:

    (a) Financial statement adjustments resulting from the misconduct of certain members of the international subsidiaries management had a negative impact on the Company's consolidated cumulative earnings (loss) through September 30, 2004 of approximately ($20,226). The impact on the Company's consolidated cumulative earnings (loss) through September 30, 2004 for other accounting errors increased earnings by approximately $978. The total impact on the Company's consolidated cumulative earnings (loss) of all financial statement adjustments through September 30, 2004 was approximately ($19,248).

    (b) Included in contract revenue, operating income and net income in the fourth quarter of 2003 is $6,892 for settlement of a contract variation. The settlement added $.33 to earnings per share.

    (c) Included in the fourth quarter of 2004 are the following adjustments related to the restatement corrections.

        o Write-down of accrued liabilities and trade payables totaling approximately $3,845 associated with invalid related party "consulting" agreements, primarily in Nigeria. The majority of these liabilities were related to fourth quarter of 2004 activity; however, $2,122 of the accrued liabilities were originated in prior periods. Offsetting reductions were made to contract costs. The former President of WII entered into or arranged for subordinates to enter into these "consulting" agreements with companies in which the former President of WII had an economic interest or exerted significant influence.

        o Recognition of $6,662 of bad debt expense related to the collectability of receivables on several Nigeria projects previously managed by the former President of WII and other subordinates who are no longer with the Company. The new International management completed their assessment of the collectability of these receivables, including direct communications with clients on these matters, and concluded that contrary to the information provided by the previous WII management team, an increase to the allowance for doubtful accounts was appropriate.

        o Reduced contract revenue of $3,847 resulting from a downward adjustment to previously overstated contract margin estimates on several significant Nigeria contracts.

        o Reserve of $1,400 for inventory obsolescence on parts inventory in Nigeria.

     The Company derives its revenue from contracts with durations from a few weeks to several months or in some cases, more than a year. Unit-price contracts provide relatively even quarterly results. However, major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the method by which revenue is recognized.

     Selected unaudited consolidated balance sheet data as of the end of the first three fiscal quarters for 2004 is presented below and have been restated from amounts previously reported to reflect the error corrections and other matters described above in Note 2. "Restatement" and as set forth in the notes to the table below.

                                              March 31, 2004            June 30, 2004          September 30, 2004
                                          ---------------------    ----------------------    ---------------------
                                          As Reported  RESTATED     As Reported  RESTATED    As Reported  RESTATED
                                          ------------------------------------------------------------------------
Total current assets                 (A)  $ 214,547   $ 217,048    $ 227,124   $ 229,442    $ 279,796    $ 282,755
Total assets                         (B)    362,526     356,020      366,527     360,597      428,285      421,328

Total current liabilities            (C)     87,483      96,677       80,433      91,186      146,317      161,089
Total liabilities                           151,025     160,219      154,167     165,060      219,766      234,680
Stockholders' equity                 (D)    211,501     195,801      212,360     195,537      208,519      186,648
Total liabilities and stockholders'
equity                                      362,526     356,020      366,527     360,597      428,285      421,328

     The following notes A - D pertain to the cumulative effects on the captioned balance sheets items resulting from the restatement adjustments.

    (A) Current assets at the end of each 2004 quarter reflect adjustments primarily related to reduced contract costs and income not yet billed relating to reduced contract revenue from pre-2004 periods from Nigerian contracts, an increase in parts inventory balance due to a reclassification of spare parts inventory from non-current to current and due to an error in accounting for parts inventory, and a $220 reduction in accounts receivable from a duplicate invoice.

    (B) Decrease in all other assets for each of the 2004 quarters reflects reduction in goodwill of $3,135 resulting from correction of valuation of Company stock issued as partial consideration in connection with an acquisition in 2002, decreases in property, plant and equipment resulting from erroneous capitalization of approximately $600, offset by an increase of approximately $900 in deferred debt issuance cost, and a $300 increase in deferred tax assets related to the correction in the tax rate used to determine deferred taxes.

    (C) Increase in current liabilities from previously reported amounts for certain taxes for international subsidiaries.

    (D) Decrease in stockholders' equity of $15,700 at March 31, 2004 reflects the offset to the goodwill correction discussed in note (B) above ($2,841) and pre-2004 decrease adjustments in accumulated comprehensive income for all quarters. The balance of the stockholders' equity decreases are to retained earnings. Retained earnings decrease adjustments at March 31, 2004 of $13,247 result from pre-2004 corrections totaling $13,312 (see Note 2 above) and corrections recorded in the first fiscal quarter totaling approximately $(65). The incremental changes in retained earnings as of June and September 2004 from previously reported amounts reflect adjustments for additional costs of $1,109 and $5,033, respectively, as set forth in the notes above to the statements of operations for the quarters ended June 30, 2004 and September 30, 2004.

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

18.  RELATED PARTY TRANSACTIONS

     During the past several years, certain of the Company's subsidiaries have entered into commercial agreements with companies in which the former President of Willbros International, Inc., J. Kenneth Tillery, apparently had an ownership interest. These ownership interests had not been previously disclosed to the Company. Those companies included Arbastro Trading Ltd., Windfall Energy Services, Oco Industrial Services, Ltd., Hydrodive Offshore Services International, Inc., Hydrodive Nigeria, Ltd., and Hydrodive International, Ltd. All are companies that chartered or sold marine vessels to the Company's subsidiaries. Hydrodive Offshore Services International, Inc. and Hydrodive International, Ltd. have also provided diving services to the Company's subsidiaries. Payment terms for these vendors range from due on receipt to net 30 days. The settlement method is cash.

     Mr. Tillery also appears to have exercised significant influence over the activities of Symoil Petroleum Ltd and Fusion Petroleum Services Ltd., which provided consulting services for projects in Nigeria, and Kaplan and Associates, which provided consulting services for projects in Bolivia and certain other foreign locations.

     Payments made to companies where Mr. Tillery appears to have an undisclosed ownership interest, varying from 13 percent to 40 percent, or over which he appears to have exercised significant influence in the three year period ended December 31, 2004 totaling $33,493 were recorded as contract cost on Nigerian and Bolivian projects or as Other Operating Costs in the consolidated financial statements and are detailed below.

                                       Year Ended December 31,
                                 -----------------------------------
                                  2004     2003      2002     Total
                                 ------   ------   -------   -------
Arbastro Trading Ltd             $   --   $   --   $ 2,047   $ 2,047
Fusion Petroleum Services Ltd.      871       --        --       871
Hydrodive Offshore Services
   International, Inc.               --    2,682    10,483    13,165
Hydrodive International, Ltd.     5,705    3,431        --     9,136
Hydrodive Nigeria Ltd.              210      112       881     1,203
Kaplan and Associates               524      617       840     1,981
Oco Industrial Services Ltd.         63      287       236       586
Windfall Energy Services Ltd.       922      285        --     1,207
Symoil Petroleum Ltd.             1,121      544     1,632     3,297
                                 ------   ------   -------   -------
   Total                         $9,416   $7,958   $16,119   $33,493
                                 ======   ======   =======   =======

     Outstanding amounts owed to related parties in which Mr. Tillery appears to have had an undisclosed ownership interest or over which he appears to have exercised significant influence and which are included in accounts payable and accrued liabilities are as follows:

                                   December 31,
                                 ---------------
                                  2004     2003
                                 ------   ------
Hydrodive International, Ltd.    $1,846   $ --
Windfall Energy Services Ltd.       300    233
Symoil Petroleum Ltd.                --    437
Kaplan and Associates                --     41
Oco Industrial Services Ltd.         --     55
Hydrodive Nigeria, Ltd.               5      8
                                 ------   ----
   Total                         $2,151   $774
                                 ======   ====

                              WILLBROS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

18.  RELATED PARTY TRANSACTIONS (CONT'D)

     In addition, it appears that Mr. Tillery had an equity interest in Addax Petroleum of Nigeria ("Addax") during an unknown period prior to April of 2003. During this period subsidiaries of the Company were paid for various services which they performed for Addax. During the first three months of 2003 and all of 2002, the Company recognized revenue from Addax of $311 and $10,469, respectively. Subsequent to March 2003, Mr. Tillery purportedly sold his equity interest in Addax. The subsidiaries of the Company continued to perform services for Addax and/or its successor company ("New Addax"). During the last nine months of 2003 and the full year of 2004, the Company recorded revenue of $5,465 and $21,404, respectively, for services provided to New Addax. The Addax and New Addax revenue accounted for less than five percent of the Company's consolidated revenue in 2004, 2003 and 2002. The Company had outstanding accounts receivable from New Addax and contract cost and recognized income not yet billed to New Addax of $9,845 and $5,401 at December 31, 2004 and 2003, respectively. In 2005, the Company entered into a global settlement with New Addax for outstanding receivables, change orders, and claims for $10,000, the settlement was recovered in full in May 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

     As discussed in Note 2 to our consolidated financial statements and Item 7 of this Form 10-K, investigations conducted by the Audit Committee and senior management regarding the actions of J. Kenneth Tillery, President of Willbros International, Inc., have revealed information indicating that Mr. Tillery, in collusion with others who directly or indirectly reported to him, engaged in a pattern of activity that was specifically contrary to established Company policies, internal controls, and possibly the laws of several countries, including the United States (see "Risk Factors" included in Item 1 and 2 of this Form 10-K). We have restated our consolidated financial statements for the years ended December 31, 2002 and 2003 and the first three quarters of 2004 to correct errors in our previously-issued financial statements, primarily caused by this pattern of activity. We have also identified material weaknesses in our internal control over financial reporting, which are discussed in (b) below.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.

     Based on this evaluation, and due to the material weaknesses in internal control over financial reporting described in (b) below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is properly recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion and/or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     Management of the Company made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded the Company had the following material weaknesses in its internal control over financial reporting as of December 31, 2004:

1. Company-Level Controls - The Company did not maintain effective company-level controls in the control environment, risk assessment, and monitoring components as defined by COSO, including related antifraud controls. Specifically, the following deficiencies were identified:

     - The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below.

     - The Company did not provide sufficient training for personnel engaged in key elements of the financial reporting process, including training on relevant regulations such as the Foreign Corrupt Practices Act.

     -    The Company's policies and procedures did not effectively ensure that:
          (1) personnel, including internal audit, have the appropriate skills and experience commensurate with their job responsibilities; (2) the reporting structure of the organization was appropriate; and (3) key personnel in certain international subsidiaries adhere to a periodic rotation policy.

     - The Company failed to educate and train employees in identifying, monitoring, or reporting and responding to, incidents of alleged misconduct or unethical behavior, including the Company's whistleblower policy and the Company's code of conduct policies.

     These deficiencies in the Company's internal control over financial reporting resulted in material misstatements to various amounts in previously-issued annual and interim financial statements. Accordingly, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2002 and 2003 and the first three quarters of 2004.

2. Construction Contract Management - The Company's operating subsidiaries in Nigeria did not maintain effective policies and procedures regarding review and approval processes relating to: (i) original and revised project cost estimates; (ii) original contract pricing; (iii) establishment and management of contract contingencies; and (iv) change order management. These deficiencies in the Company's internal control over financial reporting resulted in material overstatement of contract revenue and understatement of contract costs in previously-issued annual and interim financial statements. Accordingly, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2002 and 2003 and the first three quarters of 2004.

3. International Taxes - The Company's policies and procedures did not provide for effective supervisory review of the Company's accounting for international income taxes, value added taxes, and payroll taxes and the related recordkeeping activities. These deficiencies in the Company's internal control over financial reporting resulted in material understatement of contract cost and income tax expense in previously-issued annual and interim financial statements. Accordingly, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2002 and 2003, and the first three quarters of 2004.

4. Disbursements Process - The Company did not maintain effective policies and procedures regarding its disbursement process. Specifically, deficiencies in policies and procedures were identified in the following areas: (i) petty cash disbursements at the Company's Nigerian subsidiaries; (ii) the Company's vendor approval process and maintenance of an approved vendor listing; and (iii) disbursement approval levels for individuals, subsidiaries, and senior management. These deficiencies resulted in material undisclosed related party transactions and payment of fraudulent vendor invoices resulting in material overstatement of contract revenue and overstatement of contract cost in previously-issued annual and interim financial statements. Accordingly, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and the first three quarters of 2004.

     Because of the material weaknesses described above, management concluded that as of December 31, 2004, the Company did not maintain effective internal control over financial reporting based upon the criteria described above.

     KPMG LLP, an independent registered accounting firm, audited management's assessment of the effectiveness of the Company's internal control over financial reporting. KPMG LLP issued an audit report thereon, which is included in this Annual Report on Form 10-K.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the fourth quarter of 2004, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described immediately below:

     - Increased staffing and training of the finance and accounting personnel at the business unit level.

     - Adoption of a more frequent rotation policy for the financial staff at our business units.

(d)  REMEDIATION ACTIVITIES

     Company management with oversight from the Audit Committee has devoted substantial effort to the remediation of its material weaknesses described in
(b) above, and to the improvement of the Company's internal control over financial reporting. Specifically, subsequent to December 31, 2004, we have undertaken the following actions to remediate these material weaknesses, and to improve the Company's internal control over financial reporting:

Actions subsequent to December 31, 2004:

     - Initiation of an enhanced worldwide awareness program to educate employees with respect to the content of our whistleblower policy to better achieve reporting of any suspected problems.

     - Realignment of the reporting of all business units' financial staff directly to the Corporate Controller's Office.

     - Adoption of a more frequent rotation policy for the operations staff at our business units.

     - Adoption of a policy requiring approval of the General Counsel or the Chief Financial Officer for the engagement of legal, accounting and tax advisors.

     - Implementation of an "enhanced and stand-alone" FCPA Compliance Program (separate from that incorporated previously into our Code of Business Conduct and Ethics), inclusive of a "Definitive FCPA Policy Statement" from the Board of Directors and an FCPA Compliance Procedure providing for, among other measures, routine training company-wide, starting in Nigeria, Latin America and Oman.

     - Requirement that employees in positions of authority, as well as professional consultants, identify any direct or indirect ownership interest in entities doing business with the Company. Included in this disclosure will be any entities owned or controlled in whole or in part by immediate family members such as spouses.

     - Improvements to strengthen existing internal controls relating specifically to Nigerian cash disbursements, approved vendor lists and approval levels for individuals, subsidiaries and senior management.

     - Expansion and formalization of the review process by corporate tax personnel of all international tax returns on at least a quarterly basis. Book and tax liability accounts will be reconciled and compared with tax returns as filed. This process was already in place for the North American subsidiaries.

     Company management with oversight from the Audit Committee is implementing other improvements as described below:

     - Appointment of a senior-level Company employee with primary responsibility for implementation, oversight and enforcement of the
          (i) Definitive FCPA Policy Statement; (ii) the Code of Business Conduct and Ethics; and (iii) the Whistleblower Policy, and publish that appointment throughout the Company. The appointee will have a direct communication line to the Audit Committee.

     - Movement of the internal audit function from an outsourced function with an independent accounting firm to an in-house department to facilitate more frequent and more in-depth examination of controls throughout the Company.

     The above changes are all part of our overall plan that is intended to remediate the material weaknesses described in (b) above by December 31, 2005.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

     The following table sets forth information regarding our directors and executive officers. Officers are elected annually by, and serve at the discretion of, our Board of Directors.

Name                      Age   Position(s)
----                      ---   -----------
Michael F. Curran......    64   Director, Chairman of the Board of Directors, Chief
                                Executive Officer, President and Chief Operating
                                Officer

John K. Allcorn........    43   Executive Vice President

R. Clay Etheridge......    50   President of Willbros International, Inc.

John "Jay" T. Dalton...    54   Senior Vice President and General Counsel

Warren L. Williams.....    49   Senior Vice President, Chief Financial Officer and
                                Treasurer

Larry J. Bump..........    65   Director

S. Fred Isaacs.........    68   Director

Peter A. Leidel........    49   Director

Rodney B. Mitchell.....    69   Director

James B. Taylor, Jr....    67   Director

S. Miller Williams.....    54   Director

     Michael F. Curran joined Willbros in March 2000 as a Director, Vice Chairman of the Board of Directors, President and Chief Operating Officer. Mr. Curran was named Chief Executive Officer in May 2002 and was elected Chairman of the Board of Directors in March 2004. He served from 1972 to March 2000 as Chairman and CEO of Michael Curran & Associates, a mainline pipeline constructor in North America and West Africa, prior to joining Willbros. Mr. Curran has over 43 years of diversified experience in pipeline construction around the world, including 34 years as President and Chief Executive Officer of various domestic and international pipeline construction firms. Mr. Curran also served as President of the Pipe Line Contractors Association.

     John K. Allcorn joined Willbros in May 2000 as Senior Vice President of Willbros International, Inc. and was elected Executive Vice President of Willbros Group, Inc. in 2001. Mr. Allcorn was employed at U.S. Pipeline, Inc., a North American pipeline construction company, as Senior Vice President, from July 1997 until joining Willbros in May 2000. He served from 1985 to 1997 at Gregory & Cook, Inc., an international pipeline construction company, in various management capacities including Vice President from June 1996 to July 1997. Mr. Allcorn has over 19 years of pipeline industry experience including an established record in operations management, finance, and business development.

     R. Clay Etheridge joined Willbros in December 2003 as an industry consultant and was named Senior Vice President of Willbros International, Inc. in September 2004. Mr. Etheridge was promoted to President of Willbros International Inc. in January 2005. He was employed at Horizon Offshore Contractors, Inc., a marine construction services firm, from 1999 to 2003 as Executive Vice President and Chief Operating Officer. Mr. Etheridge served as Vice President International at Global Industries, Ltd., an offshore construction services company, from 1997 to 1999. Mr. Etheridge has over 25 years of experience in domestic and international construction.

     John "Jay" T. Dalton joined Willbros in November 2002 and was elected Senior Vice President and General Counsel of Willbros Group, Inc. From 1993 to November 2002, Mr. Dalton served as outside counsel to the Company advising on contracts. Between 1980 and 1993, Mr. Dalton was employed by Occidental Petroleum Corporation ("Occidental") where he served as an officer and chief legal counsel to various business units in Occidental's oil and gas division, both domestically and in Colombia, Pakistan and the United Kingdom. Before entering private practice in 1993, Mr. Dalton's last position with Occidental was Vice President and General Counsel of Island Creek Corporation in Lexington, Kentucky.

     Warren L. Williams joined Willbros in July 2000 as Vice President, Finance and Accounting, for Willbros USA, Inc. In 2001, he was elected Vice President, Chief Financial Officer and Treasurer of Willbros, and in 2002, he was elected Senior Vice President of Willbros. Prior to joining Willbros, Mr. Williams was employed at TransCoastal Marine Services, Inc. ("Transcoastal"), a marine construction company, from April 1998 to July 2000. Mr. Williams served as Vice President during the entire period of his employment at TransCoastal and was named Chief Financial Officer in early 2000. Mr. Williams worked as an independent financial consultant from 1994 to April 1998. Prior to 1994, Mr. Williams worked at the public accounting firm of Ernst & Young, the last four years as a partner.

     Larry J. Bump joined Willbros in 1977 as President and Chief Operating Officer and was elected to the Board of Directors. Mr. Bump served as Chief Executive Officer from 1980 until his retirement from Willbros in May 2002. He was elected Chairman of the Board of Directors in 1981 and served in that capacity until May 2004. His 44-year career includes significant U.S. and international pipeline construction management experience. Prior to joining Willbros, he managed major international projects in North Africa and the Middle East, and was Chief Executive Officer of a major international pipeline construction company. Mr. Bump served two terms as President of the International Pipeline & Offshore Contractors Association. He also serves as a Director of EMCOR Group, Inc.

     S. Fred Isaacs was elected to the Board of Directors in March 2004. Mr. Isaacs has been President of A1 Services, Inc. (formerly SFI Consulting, Inc.), an electrical engineering services company, since March 1997. He was President of Computer Video Training, Inc., a consulting company, from August 1995 to March 1997. From September 1992 to August 1995, he served as President of SFI Consulting, Inc. and Chairman of the Board of Directors of TranAm Systems International, Inc., a gas compression equipment company. Prior to that time, he served in senior engineering and executive positions in the pipeline industry for over 35 years, most recently as Senior Vice President of Transportation of MAPCO, Inc. and President of Mid-America Pipeline Company and Seminole Pipeline Company from January 1983 until his retirement from MAPCO, Inc. in September 1992.

     Peter A. Leidel was elected to the Board of Directors in 1992. Since September 1997, Mr. Leidel has been a founder and partner in Yorktown Partners, L.L.C., an investment management company. From 1983 to September 1997, he was employed by Dillon, Read & Co., Inc., an investment banking firm, serving most recently as a Senior Vice President.

     James B. Taylor, Jr. was elected to the Board of Directors in February 1999. Mr. Taylor co-founded Solana Petroleum Corp., a Canadian-based public oil and gas exploration and production company, in 1997 and served as Chairman of its Board of Directors until December 2000. From 1996 to 1998, he was a Director and consultant for Arakis Energy, a Canadian public company with operations in North America and the Middle East. Prior to that time, he served for 28 years for Occidental Petroleum Corporation in various worldwide exploration and operations management positions before retiring in 1996 as Executive Vice President.

     Rodney B. Mitchell was elected to the Board of Directors in July 2001. Mr. Mitchell has over 31 years of experience in the investment management business. He is President and Chief Executive Officer of The Mitchell Group, Inc., an investment advisory firm he founded in 1989. Previously, Mr. Mitchell was President and Chief Executive Officer of Talassi Management Company, another investment advisory organization he formed in 1970.

     S. Miller Williams was elected to the Board of Directors in May 2004. He was Executive Vice President of Strategic Development of Vartec Telecom, Inc., an international consumer telecommunications services company, from August 2002 until May 2004, and was appointed interim Chief Financial Officer of Vartec in November 2003. From 2000 to August 2003, Mr. Williams served as Executive Chairman of the Board of PowerTel, Inc., a public company which provided telecommunications services in Australia. From 1991 to 2002, he served in various executive positions with Williams Communications Group, a subsidiary of The

Williams Companies that provided global network and broadband media services, most recently as Senior Vice President Corporate Development and General Manager International. He was President and owner of MediaTech, Incorporated, a manufacturer and dealer of computer tape and supplies, from 1987 until the company was sold in 1992.

     The Board of Directors is divided into three approximately equal classes. The terms of such classes are staggered so that only one class is elected at the annual meeting of stockholders each year for a three-year term. The term of the current Class III directors (Messrs. Bump, Curran and Isaacs) will expire at the 2005 Annual Meeting of Stockholders. The terms of the current Class I directors (Messrs. Leidel and Taylor) and the current Class II directors (Messrs. Mitchell and Williams) will expire at the annual meetings of stockholders to be held in 2006 and 2007, respectively. Mr. Bump will retire from the Board of Directors at the 2005 Annual Meeting of Stockholders.

AUDIT COMMITTEE

     The Board of Directors has an Audit Committee. The Audit Committee was composed of Messrs. Leidel (Chairman), Mitchell, Taylor, and Guy E. Waldvogel until March 10, 2004. From March 10, 2004 until May 20, 2004, the Audit Committee was composed of Messrs. Leidel (Chairman), Mitchell, and Taylor. Since then, the Audit Committee has been composed of Messrs. Leidel (Chairman), Mitchell, Taylor, and Williams. In January 2005, Mr. M. Williams was appointed as Co-Chairman on a temporary basis. Each of the current members of the Audit Committee qualifies as an "independent" director under the current listing standards of the New York Stock Exchange. The Board of Directors has determined that it has two audit committee financial experts serving on the Audit Committee and these persons are Messrs. Leidel and Williams. The Audit Committee has a written charter, which is available on the Company's website at http://www.willbros.com. The Company has in place and circulated a "whistleblower policy" entitled Procedure of the Audit Committee on Reporting and Investigating Complaints with Regard to Possible Accounting Irregularities. The Audit Committee appoints the independent registered public accounting firm who will serve each year as independent auditors of the Company's financial statements and perform services related to the completion of such audit. The Audit Committee also has the responsibility to (a) review the scope and results of the audit with the independent auditors, (b) review with management and the independent auditors the Company's interim and year-end financial condition and results of operations, (c) consider the adequacy of the internal accounting, bookkeeping, and other control procedures of the Company, and (d) review and pre-approve any non-audit services and special engagements to be performed by the independent auditors and consider the effect of such performance on the auditors' independence. The Audit Committee also generally reviews the terms of material transactions and arrangements, if any, between the Company and its directors, officers and affiliates.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to report their initial ownership of the Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange, and to furnish the Company with a copy of each such report. The Securities and Exchange Commission regulations impose specific due dates for such reports, and the Company is required to disclose in this Form 10-K any failure to file by these dates during and with respect to fiscal 2004.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during and with respect to fiscal 2004, all Section 16(a) filing requirements applicable to its officers, directors and more than 10 percent stockholders were complied with, except that Mr. Allcorn inadvertently omitted from one of his reports three transactions relating to exercises of employee stock options.

CODE OF CONDUCT

     We have adopted both a code of business conduct and ethics for directors, officers and employees and an additional separate code of ethics for the Chief Executive Officer and senior financial officers. This information is available on our website at http://www.willbros.com under the "Governance" caption on the "Investors" page. We intend to satisfy the disclosure requirements, including those of Item 406 of Regulation S-K, regarding certain amendments to, or waivers from, provisions of our code of business conduct and ethics and code of ethics for the Chief Executive Officer and senior financial officers by posting such information on our website. Additionally, our corporate governance guidelines and the charters of the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee of the Board of Directors are also available on our website. A copy of the codes, governance guidelines and charters will be provided to any of our stockholders upon request to: Secretary, Willbros Group, Inc., c/o Willbros USA, Inc., 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to the compensation of the Company's Chief Executive Officer and each of the Company's four most highly compensated executive officers other than the Chief Executive Officer, based on salary and bonus earned during fiscal 2004, for services in all capacities to the Company and its subsidiaries during each of the Company's last three fiscal years.

                                                                                        LONG-TERM COMPENSATION
                                                                                 -----------------------------------
                                                                                          AWARDS            PAYOUTS
                                                                                 -----------------------   ---------
                                                ANNUAL COMPENSATION                           SECURITIES
                                     -----------------------------------------   RESTRICTED   UNDERLYING   LONG-TERM
                                                                  OTHER ANNUAL      STOCK      OPTIONS/    INCENTIVE     ALL OTHER
               NAME AND                        SALARY    BONUS    COMPENSATION    AWARD(S)       SARS       PAYOUTS    COMPENSATION
          PRINCIPAL POSITION         YEAR       ($)      ($)(1)      ($)(2)        ($)(3)       (#)(4)        ($)           ($)
          ------------------         ----     -------   -------   ------------   ----------   ----------   ---------   ------------
Michael F. Curran ................   2004     425,000   150,000        -0-         309,500         -0-        -0-        15,000(5)
   President and                     2003     425,000       -0-        -0-             -0-         -0-        -0-        15,000
   Chief Executive Officer           2002     408,333   860,000        -0-             -0-         -0-        -0-         8,992

John K. Allcorn ..................   2004     275,000    62,500        -0-         185,700         -0-        -0-        10,070(5)
   Executive Vice President          2003     275,000       -0-        -0-             -0-         -0-        -0-        10,070
                                     2002     275,000   315,000        -0-             -0-      15,625        -0-        12,955

James K. Tillery (6) .............   2004     285,000       -0-        -0-         185,700         -0-        -0-         8,372(5)
   Former President of               2003     258,710       -0-        -0-             -0-         -0-        -0-         8,772
   Willbros International, Inc.      2002     250,008   240,000        -0-             -0-      15,625        -0-        68,928

Warren L. Williams ...............   2004     250,000   100,000        -0-         185,700         -0-        -0-        11,500(5)
   Senior Vice President             2003     225,000       -0-        -0-             -0-         -0-        -0-        11,500
   and Chief Financial Officer       2002     213,542   270,000        -0-             -0-      15,625        -0-        12,687

John T. Dalton ...................   2004     330,000   100,000        -0-         185,700         -0-        -0-         8,000(5)
   Senior Vice President and         2003     330,000       -0-        -0-             -0-         -0-        -0-         8,000
   General Counsel                   2002(7)   82,500   200,000        -0-             -0-         -0-        -0-           -0-

----------
(1)  Consists of compensation paid as discretionary bonuses.

(2) Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named individual.

(3) Represents the dollar value of the restricted stock award based on the number of shares granted and the market value of the Company's Common Stock on the grant date. All grants of restricted stock are made under the Company's 1996 Stock Plan. During the restricted period, dividends, if any, are paid on all restricted shares at the same rate as dividends, if any, paid to stockholders.

     During 2004, Mr. Curran received a grant of restricted stock for 25,000 shares and Messrs. Allcorn, Dalton, Tillery and Williams each received a grant of restricted stock for 15,000 shares. Each of these grants vests in four equal annual installments, commencing January 12, 2005. The 15,000 shares of restricted stock granted to Mr. Tillery were forfeited to the Company on January 6, 2005.

     As of December 31, 2004, the aggregate number of shares of unvested restricted stock held by the officers shown in the table and the dollar value of such shares was: Mr. Curran, 25,000 shares ($576,250); Mr. Allcorn, 15,000 shares ($345,750); Mr. Tillery, 15,000 shares ($345,750);
     Mr. Williams, 15,000 shares ($345,750); and Mr. Dalton, 15,000 shares ($345,750). The dollar values are based on the closing price of the Company's Common Stock on December 31, 2004, of $23.05 per share.

(4)  Consists solely of options to acquire shares of Common Stock.

(5) Consists of Company contributions to the Company's (a) 401(k) Plan in the amount of $8,000 for each of Messrs. Curran, Allcorn, Tillery, Williams, and Dalton, and (b) Executive Life Plan in the amount of $7,000 for Mr. Curran, $2,070 for Mr. Allcorn, $372 for Mr. Tillery, and $3,500 for Mr. Williams.

(6) Mr. Tillery resigned as an executive officer of the Company on January 6, 2005.

(7) Mr. Dalton joined the Company in November 2002 as Senior Vice President and General Counsel.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     There were no options granted to the named executive officers of the Company during fiscal 2004. The Company has never granted any stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table sets forth certain information with respect to options exercised by the named executive officers of the Company during fiscal 2004, and the number and value of unexercised options held by such executive officers at the end of the fiscal year. The Company has never granted any stock appreciation rights.

                                                                                 VALUE OF UNEXERCISED
                         SHARES                    NUMBER OF SECURITIES              IN-THE-MONEY
                        ACQUIRED                  UNDERLYING UNEXERCISED        OPTIONS/SARS AT FY-END
                           ON        VALUE      OPTIONS/SARS AT FY-END(#)             ($)(1)(2)
                        EXERCISE    REALIZED   ---------------------------   ---------------------------
         NAME              (#)       ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----           --------   ---------   -----------   -------------   -----------   -------------
Michael F. Curran ...       -0-          -0-     200,000            -0-       2,497,500           -0-
John K. Allcorn .....   100,000    1,578,430      50,000            -0-         402,500           -0-
James K. Tillery ....    10,808      119,091      28,500            -0-         229,425           -0-
Warren L. Williams ..    15,000      113,595      82,150            -0-         812,120           -0-
John T. Dalton ......       -0-          -0-      27,000         25,000         410,970       394,750

(1) Market value of the underlying securities at exercise date or fiscal year-end, as the case may be, minus the option exercise price.

(2) The closing price for the Company's Common Stock on the New York Stock Exchange on December 31, 2004, the last trading day of the fiscal year, was $23.05.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     None of the named executive officers of the Company have an employment agreement, other than Mr. Curran. On December 31, 2004, Willbros USA, Inc. ("WUSA"), an indirect wholly owned subsidiary of the Company, entered into an employment agreement (the "Agreement") with Mr. Curran.

     The term of the Agreement is three years, commencing on January 1, 2005, and ending on December 31, 2007 (the "Employment Period"). During the Employment Period, Mr. Curran will earn a base salary of $700,000 per year (the "Base Salary").

     Additionally, Mr. Curran may earn a cash bonus of up to 150 percent of his Base Salary (or $1,050,000) (the "Maximum Cash Bonus") for each year during the Employment Period if certain transition performance goals and/or net income target performance goals approved by the Board of Directors of the Company are achieved. The transition performance goals specifically relate to Mr. Curran's responsibilities during the Employment Period to facilitate the transition of his title and responsibilities as the Chief Executive Officer of the Company to another individual approved by the Board of Directors. During 2005, 2006, and 2007, 25 percent, 50 percent and 50 percent, respectively, of the Maximum Cash Bonus may be earned if the transition performance goals for the relevant year are achieved. The net income target performance goal is generally defined as the line item designated as such in the Company's annual budget for the year 2005, 2006, and 2007, respectively, as approved by the Board of Directors for the relevant year, before deducting any net income performance bonuses payable to Mr. Curran and/or otherwise to employees. During 2005,

2006, and 2007, up to 75 percent, 50 percent and 50 percent, respectively, of the Maximum Cash Bonus may be earned if the net income target performance goals for the relevant year are achieved.

     If the total remuneration payable to Mr. Curran, including Base Salary, bonus and any other remuneration includable for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, for any year during the Employment Period exceeds $1,000,000, then a part of the earned bonus will not be paid until July 1, 2008. The part of the bonus earned that will be deferred will be the amount which, when subtracted from the total remuneration payable to Mr. Curran for such year, results in the total remuneration paid to Mr. Curran for such year equaling $1,000,000. Any deferred amount will earn interest as specified in the Agreement.

     Under the terms of the Agreement, Mr. Curran has been and in the future will be granted rights to receive Common Stock of the Company ("Restricted Stock Rights") under the Company's 1996 Stock Plan, as amended, as follows:

     1. On January 1, 2005, Restricted Stock Rights for 125,000 shares, with vesting to occur in three equal annual installments on December 31 of 2005, 2006 and 2007;

     2. On January 1, 2006, Restricted Stock Rights for 50,000 shares, with vesting to occur in two equal annual installments on December 31 of 2006 and 2007; and

     3. On January 1, 2007, Restricted Stock Rights for 50,000 shares, with vesting to occur in two equal installments on June 30, 2007, and December 31, 2007.

     All shares of the Company's Common Stock deliverable to Mr. Curran by reason of vesting of the Restricted Stock Rights will be delivered on July 1, 2008.

     Pursuant to the Agreement, in the event Mr. Curran's employment is terminated by WUSA without cause, or due to a constructive discharge, or due to a Change in Control (as defined in the Willbros Group, Inc. Severance Plan as amended and restated effective September 25, 2003), he will be entitled, among other things: (i) to continue receiving his Base Salary during the remainder of the Employment Period and (ii) to the maximum available amount for unearned bonuses as if he had satisfied the performance goals for each of the uncompleted years remaining in the Employment Period at the time of termination. If Mr. Curran voluntarily resigns or is terminated by WUSA for cause, he will receive his Base Salary through the date of termination and no cash bonuses for any years remaining in the Employment Period which have not yet ended as of the date of termination. If termination occurs by reason of Mr. Curran's death or disability, he will receive his Base Salary through the date of death or termination and the maximum amount available for a cash bonus in the year of his death or termination by reason of disability as if he had satisfied the performance goals for such year (but not for later years during the Employment Period). In such cases, Mr. Curran is entitled to such benefits as are provided under such Severance Plan, if any; provided, however, that the value of any compensation and/or benefits payable under such Severance Plan shall not be duplicative of any amounts paid under the Agreement, and such amounts payable under such Severance Plan shall be offset against the value of any compensation or benefits payable to him under the Agreement, and vice versa.

     Pursuant to the Agreement, during the Employment Period and for a period of one year thereafter, Mr. Curran will not compete with the businesses of the Company and its affiliates.

     In October 1998, the Compensation Committee approved and recommended, and the Board of Directors adopted, the Willbros Group, Inc. Severance Plan (the "Severance Plan"), effective January 1, 1999. The Board of Directors adopted the Severance Plan in lieu of entering into new employment agreements with the executive officers at that time. Since the Severance Plan was scheduled to expire on December 31, 2003, the Compensation Committee approved and recommended, and the Board of Directors adopted a restated and amended Severance Plan (the "Restated Severance Plan"), effective September 25, 2003. Each of the named executive officers of the Company is a participant in the Restated Severance Plan. The Restated Severance Plan, which will remain in effect until December 31, 2006, provides that a participant whose employment is terminated other than for cause or who resigns due to (a) reduction of compensation or other benefits, including incentive plans, (b) reduction in scope of participant's authorities, duties, or title, or (c) material change in the location of a participant's principal place of employment by the Company, when a change in control of the Company is imminent or within three years after a change in control of the Company has occurred, shall be entitled to severance compensation (a) equal to 300 percent of the participant's annual base compensation, (b) equal to 300 percent of the participant's greatest annual cash bonus received during the 36-month period ending on the date of the change in control, (c) equal to the aggregate annual incentive plan target opportunity that could have been earned in the year termination of employment occurs, (d) that provides full vesting of all of the participant's outstanding stock options, restricted stock awards and other equity-based awards, and (e) that extends the participant's and his dependents' coverage under the benefit plans for 24 months. The Restated Severance Plan also provides that a participant who voluntarily terminates his employment for reasons similar to termination of employment by the Company within 18 months after a change in control of the Company has occurred shall be entitled to a severance payment equal to the same severance compensation applicable to the entitlement provided by termination of employment by the Company. Finally, the Restated Severance Plan provides that a participant whose employment is terminated other than for cause prior to a change in control of the Company shall be entitled to a severance payment equal to 100 percent of his base salary then in effect. A participant who receives a severance payment under the Restated Severance Plan will be subject to either a one year or two year competition restriction depending on the basis for the termination. All taxes on severance payments made under the Restated Severance Plan are the participant's responsibility. Mr. Tillery did not receive any severance payments under the Restated Severance Plan in connection with his resignation as an executive officer of the Company on January 6, 2005.

     All outstanding awards under the Company's 1996 Stock Plan, regardless of any limitations or restrictions, become fully exercisable and free of all restrictions, in the event of a change in control of the Company, as defined in such Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2004, the Compensation Committee was composed of James B. Taylor, Jr., Rodney B. Mitchell, Michael J. Pink (until May 20, 2004), and S. Fred Isaacs (since May 20, 2004), all of whom are independent directors of the Company. During 2004, none of the Company's executive officers served on the board of directors or on the compensation committee of any other entity who had an executive officer that served either on the Company's Board of Directors or on its Compensation Committee.

COMPENSATION OF DIRECTORS

     Employee directors receive no additional compensation for service on the Board of Directors or any committee thereof. Non-employee directors currently receive an annual retainer of $30,000 plus a fee of $1,500 per meeting for attending meetings of the Board of Directors. Non-employee directors also receive fees for attending meetings of committees of the Board of Directors as follows: chairman and any co-chairman of the committee receive $2,500 per meeting and the other members of the committee receive $1,500 per meeting.

     Non-employee directors automatically receive non-qualified stock options under the Willbros Group, Inc. Director Stock Plan, as amended (the "Director Stock Plan"). Under the Director Stock Plan, an initial option to purchase 5,000 shares of Common Stock of the Company is granted to each new non-employee director on the date such director is elected or appointed to the Board of Directors. Each non-employee director also receives annually an option to purchase 5,000 shares of Common Stock of the Company on the second Monday in January of each year during the period of such director's incumbency. The option exercise price of each option granted under the Director Stock Plan is equal to the fair market value of the Common Stock on the date of grant. A total of 225,000 shares of Common Stock is available for issuance under the Director Stock Plan. During fiscal 2004, Messrs. Bump, Leidel, Mitchell, and Taylor were granted an option to purchase 5,000 shares of Common Stock at an exercise price of $12.38 per share, Mr. Isaacs was granted an option to purchase 5,000 shares of Common Stock at an exercise price of $14.26 per share, and Mr. M. Williams was granted an option to purchase 5,000 shares of Common Stock at an exercise price of $13.66 per share.

     All directors are reimbursed by the Company for out-of-pocket expenses incurred by them in connection with their service on the Board of Directors and any committee thereof.

     The Company paid Mr. Bump $120,000 during 2004 for consulting services consisting of advice and assistance rendered in connection with its business activities. The Consulting Services Agreement between the Company and Mr. Bump terminated on December 31, 2004. Mr. Bump will retire from the Board of Directors at the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     PRINCIPAL STOCKHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 1, 2005 by (a) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (b) each director and nominee for director of the Company, (c) each of the executive officers of the Company named in the Summary Compensation Table below, and (d) all executive officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed in the table, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

                                                                     SHARES
                                                                  BENEFICIALLY     PERCENTAGE
NAME OF OWNER OR IDENTITY OF GROUP                                  OWNED (1)     OF CLASS (1)
----------------------------------                               --------------   ------------
Wells Fargo & Company/Wells Capital Management ...............   2,401,722  (2)       11.1
Third Avenue Management LLC ..................................   1,652,875  (3)        7.6
Imperium Capital Management, LLC .............................   1,164,100  (4)        5.4
Michael F. Curran ............................................     657,900  (5)        3.0
Larry J. Bump ................................................     271,590  (6)        1.2
John K. Allcorn ..............................................     144,730  (7)          *
Warren L. Williams ...........................................     141,712  (8)          *
John T. Dalton ...............................................      70,285  (9)          *
James K. Tillery .............................................      40,000 (10)          *
Peter A. Leidel ..............................................      66,172 (11)          *
Rodney B. Mitchell ...........................................      25,000 (12)          *
James B. Taylor, Jr ..........................................      24,000 (13)          *
S. Fred Isaacs ...............................................      10,000 (14)          *
S. Miller Williams ...........................................      10,000 (15)          *
All executive officers and directors as a group (11 people) ..   1,461,548 (16)        6.6

----------
*    Less than 1%

(1) Shares beneficially owned include restricted stock held by the executive officers of the Company over which they have voting power but not investment power. Shares of Common Stock which were not outstanding but which could be acquired by a person upon exercise of an option within 60 days of September 1, 2005, are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(2) Information is as of February 28, 2005, and is based on the Schedule 13G/A dated March 24, 2005, which was filed by Wells Fargo & Company ("Wells Fargo") and Wells Capital Management Incorporated ("Wells Capital"). Wells Fargo's address is 420 Montgomery Street, San Francisco, California 94104, and Wells Capital's address is 525 Market Street, 10th Floor, San Francisco, California 94105. Wells Fargo is a parent holding company, and Wells Capital is a registered investment advisor. Of the shares shown, Wells Fargo has sole voting power over 2,354,457 shares, sole dispositive power over 2,131,236 shares, and shared dispositive power over 700 shares. Of the shares shown, Wells Capital has sole voting power over 1,309,601 shares and sole dispositive power over 2,131,106 shares.

(3) Information is as of December 31, 2004, and is based on the Schedule 13G/A dated February 15, 2005, which was filed by Third Avenue Management LLC ("TAM"). TAM's address is 622 Third Avenue, 32nd Floor, New York, New York 10017-2023. TAM is a registered investment advisor.

(4) Information is as of December 31, 2004, and is based on the Schedule 13G dated February 11, 2005, which was filed by Imperium Capital Management, LLC, Imperium Capital Advisors, LLC, and Stephen R. Goldfield. The address for all three filers is One Tampa City Center, Suite 2505, Tampa, Florida 33602. The three filers may be deemed the beneficial owners of the shares shown, having sole voting power and sole dispositive power over the shares.

(5)  Includes (a) 428,155 shares held in a corporation controlled by Mr. Curran,
     (b) 200,000 shares subject to stock options which are currently exercisable at an average exercise price of $10.56 per share, and (c) 6,575 shares held in the Willbros Employees' 401(k) Investment Plan (the "401(k) Plan") for the account of Mr. Curran.

(6) Includes 160,000 shares subject to stock options which are currently exercisable at an average exercise price of $10.40 per share.

(7) Includes (a) 50,000 shares subject to stock options which are currently exercisable at an average exercise price of $15.00 per share, and (b) 5,954 shares held in the 401(k) Plan for the account of Mr. Allcorn.

(8) Includes (a) 82,150 shares subject to stock options which are currently exercisable at an average exercise price of $13.16 per share, and (b) 2,311 shares held in the 401(k) Plan for the account of Mr. Williams.

(9) Includes (a) 27,000 shares subject to stock options which are currently exercisable at an average exercise price of $7.83 per share, and (b) 4,509 shares held in the 401(k) Plan for the account of Mr. Dalton.

(10) Information is as of January 6, 2005. Does not include stock options that were forfeited on April 6, 2005.

(11) Includes 34,000 shares subject to stock options which are currently exercisable at an average exercise price of $12.59 per share.

(12) Represents 25,000 shares subject to stock options which are currently exercisable at an average exercise price of $14.32 per share. Does not include 1,057,653 shares held as of September 1, 2005, by The Mitchell Group, Inc., a registered investment advisor who holds these shares in investment advisory accounts managed by it for numerous clients. The Mitchell Group has full investment discretion with respect to such accounts. Mr. Mitchell is a director and executive officer of The Mitchell Group. Mr. Mitchell disclaims beneficial ownership of these shares.

(13) Represents (a) 1,000 shares held by the James and Sarah Taylor Trust, and
     (b) 23,000 shares subject to stock options which are currently exercisable at an average exercise price of $11.50 per share.

(14) Represents 10,000 shares subject to stock options which are currently exercisable at an average exercise price of $17.73 per share.

(15) Represents 10,000 shares subject to stock options which are currently exercisable at an average exercise price of $17.43 per share.

(16) For specific information regarding each of the listed individuals, see footnotes (5) through (15) above.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2004, concerning shares of the Company's Common Stock authorized for issuance under the Company's existing equity compensation plans.

                                                                      NUMBER OF
                                                                      SECURITIES
                                                                      REMAINING
                                    NUMBER OF                       AVAILABLE FOR
                                  SECURITIES TO      WEIGHTED      FUTURE ISSUANCE
                                        BE            AVERAGE        UNDER EQUITY
                                   ISSUED UPON    EXERCISE PRICE     COMPENSATION
                                   EXERCISE OF          OF              PLANS
                                   OUTSTANDING      OUTSTANDING       (EXCLUDING
                                     OPTIONS,        OPTIONS,         SECURITIES
                                     WARRANTS        WARRANTS        REFLECTED IN
PLAN CATEGORY                       AND RIGHTS      AND RIGHTS       COLUMN (A))
-------------                     -------------   --------------   ---------------
EQUITY COMPENSATION PLANS                (A)
   APPROVED BY SECURITY HOLDERS     997,520(1)       $11.57(1)       1,469,588

EQUITY COMPENSATION PLANS
   NOT APPROVED BY SECURITY
   HOLDERS                               --              --                 --
                                    -------          ------          ---------
TOTAL                               997,520          $11.57          1,469,588(2)

(1) Includes 43,500 shares subject to restricted stock rights. The weighted average exercise price does not take these rights into account.

(2) Represents the total number of shares available for issuance under (a) our 1996 Stock Plan pursuant to stock options, stock appreciation rights or restricted stock or restricted stock rights, and (b) our Director Stock Plan pursuant to stock options. Of the 1,404,588 shares available for issuance under our 1996 Stock Plan, 792,250 shares may be awarded as restricted stock or restricted stock rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Board of Directors previously approved an Employee Stock Purchase Program (the "Program"). Under the Program, selected executives and officers of the Company were given the opportunity to borrow funds on an interest free basis for the purpose of exercising vested stock options granted to the executives under the Company's 1996 Stock Plan. All such loans are full recourse and therefore secured by Company stock. The maximum amount that could be loaned to individual executives under the Program is $250,000. Each loan has a maximum term of five years and does not bear interest unless not repaid on the due date. The loan will become due 90 days after termination of employment or on the normal due date of the loan, whichever is first. Pursuant to the Program, in March 2002, certain executive officers of the Company became indebted to the Company in amounts in excess of $60,000 under various notes. In 2004, Messrs. John K. Allcorn and J. Kenneth Tillery paid off all of their indebtedness, $232,188 and $249,995, respectively, under the Program and have no outstanding balance as of December 31, 2004. The following table sets forth, as to the person shown, the largest amount of his indebtedness outstanding, the interest rate, the final maturity date and the outstanding balance of such indebtedness as of September 1, 2005:

                        LARGEST                   FINAL      OUTSTANDING
                       AMOUNT OF    INTEREST    MATURITY      BALANCE AT
       NAME          INDEBTEDNESS     RATE        DATE      SEPT. 1, 2005
       ----          ------------   --------   ----------   -------------
Warren L. Williams     $250,000        0%      March 2007      $250,000

     In accordance with the Sarbanes-Oxley Act of 2002, the Company in the future will no longer make loans to executive officers of the Company.

     For additional disclosures with respect to transactions with related parties, see Note 18 (Related Party Transactions) in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which information is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND OTHER FEES PAID TO INDEPENDENT AUDITORS

     Audit Fees. The aggregate fees billed for the years ended December 31, 2004 and 2003, by KPMG LLP, the Company's independent auditors, for professional services rendered for the audit of the Company's annual financial statements, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q or services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those years were $763,500 and $433,000, respectively.

     Audit-Related Fees. The aggregate fees billed for the years ended December 31, 2004 and 2003, for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees" were $0 and $23,000, respectively. These services consisted principally of audits of financial statements of certain employee benefit plans, review of registration statements, issuance of consents, and acquisition advisory services.

     Tax Fees. The aggregate fees billed for the years ended December 31, 2004 and 2003, for professional services by KPMG for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

     All Other Fees. The aggregate fees billed for the years ended December 31, 2004 and 2003, by KPMG for products and services rendered to the Company, other than the services described above, were $69,000 and $0, respectively. These fees were related to work associated with Sarbanes-Oxley requirements, unpriced change orders, and the Company's Opal Gas Plant.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     It is the policy of the Audit Committee to pre-approve audit, audit-related, tax and all other services specifically described by the Audit Committee on a periodic basis up to a specified dollar amount. All other permitted services, as well as proposed services exceeding such specified dollar amount, are separately pre-approved by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1) Financial Statements:

     Our financial statements and those of our subsidiaries and independent registered public accounting firm's reports are listed in Item 8 of this Form 10-K.

                                                                          2004
                                                                       Form 10-K
                                                                        Page(s)
                                                                       ---------
     (2)  Financial Statement Schedule:

     Report of Independent Registered Public Accounting Firm........      116
     Schedule II - Consolidated Valuation and Qualifying Accounts...      117

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

4.4 Indenture, dated March 12, 2004, between us and JPMorganChase Bank, as trustee (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.5 First Supplemental Indenture, dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture, dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (Filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.6 Registration Rights Agreement, dated March 12, 2004, among Bear Stearns & Co., Inc., CIBC World Markets Corp., Credit Lyonnais Securities (USA) Inc. and us (Filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.1 Amended and Restated Credit Agreement dated March 12, 2004, by and among us, certain designated subsidiaries, certain financial institutions, Credit Lyonnais New York Branch, as administrative agent, and CIBC, Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2004, filed on May 7, 2004).

10.2 First Amendment and Waiver dated August 6, 2004, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004).

10.3 Second Amendment and Waiver dated July 19, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated July 19, 2005, filed July 25, 2005).

10.4* Form of Indemnification Agreement between our officers and us (Filed as Exhibit 10.7 to the S-1 Registration Statement).

10.5* Form of Indemnification Agreement between our directors and us (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.6* Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.8 to the S-1 Registration Statement).

10.7* Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.8* Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001, (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.9* Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.10* Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.11* Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the "1996 Form 10-K")).

10.12* Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.13* Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.14* Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan.

10.15* Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan.

10.16* Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.17* Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.18* Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.19* Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.20* Form of Secured Promissory Note under the Willbros Group, Inc. Employee Stock Purchase Program (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.21* Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.22* Employment Agreement, dated December 31, 2004, between Willbros USA, Inc. and Michael F. Curran, including the form of Restricted Stock Rights Award Agreement attached as an Exhibit thereto (Filed as Exhibit 10 to our current report on Form 8-K dated December 31, 2004, filed January 6, 2005).

10.23 Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.24* Consulting Services Agreement dated June 1, 2002, between Willbros USA, Inc., and Larry J. Bump (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

21.      Subsidiaries.

23.      Consent of KPMG LLP.

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

                                        WILLBROS GROUP, INC.


Date: November 21, 2005                 By: /s/ Michael F. Curran
                                            -----------------------------------
                                            Michael F. Curran
                                            President and Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                                        DATE
---------                               -----                                        ----


/s/ Michael F. Curran                   Director, Chairman of the Board,             November 21, 2005
-------------------------------------   President and Chief Executive Officer
Michael F. Curran                       (Principal Executive Officer)


/s/ Warren L. Williams                  Senior Vice President,
-------------------------------------   Chief Financial Officer and Treasurer
Warren L. Williams                      (Principal Financial Officer and Principal   November 21, 2005
                                        Accounting Officer)


/s/ Peter A. Leidel                     Director                                     November 21, 2005
-------------------------------------
Peter A. Leidel


/s/ S. Miller Williams                  Director                                     November 21, 2005
-------------------------------------
S. Miller Williams


/s/ Larry J. Bump                       Director                                     November 21, 2005
-------------------------------------
Larry J. Bump


/s/ James B. Taylor, Jr.                Director                                     November 21, 2005
-------------------------------------
James B. Taylor, Jr.


/s/ Rodney B. Mitchell                  Director                                     November 21, 2005
-------------------------------------
Rodney B. Mitchell


/s/ S. Fred Isaacs                      Director                                     November 21, 2005
-------------------------------------
S. Fred Isaacs

       Report and Consent of Independent Registered Public Accounting Firm

The Board of Directors
Willbros Group Inc.:

The audits referred to in our report dated November 21, 2005, included the related consolidated financial statement schedule as of December 31, 2004, and for each of the years in the three-year period ended December 31, 2004. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Our report dated November 21, 2005, with respect to the consolidated balance sheets of Willbros Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, contains a separate paragraph that states that as discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years ended December 31, 2003 and 2002.

/s/ KPMG LLP


Houston, Texas
November 21, 2005

                              WILLBROS GROUP, INC.
          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                             Charged
                                                           (Credited)
                                              Balance at    to Costs     Charge    Balance
                                               Beginning       and      Offs and    at End
    Year Ended            Description           of Year      Expense      Other    of Year
    ----------      -----------------------   ----------   ----------   --------   -------
December 31, 2002   Allowance for Bad Debts     $  734       $  (58)     $  49      $  725
December 31, 2003   Allowance for Bad Debts     $  725       $  199      $  (7)     $  917
December 31, 2004   Allowance for Bad Debts     $  917       $6,737      $ (56)     $7,598

December 31, 2002   Overhaul Accrual            $2,136       $   --      $ 141      $2,277
December 31, 2003   Overhaul Accrual            $2,277       $   --      $(852)     $1,425
December 31, 2004   Overhaul Accrual            $1,425       $  508      $(974)     $  959

December 31, 2002   Obsolescence Reserve        $5,200       $  700      $  --      $5,900
December 31, 2003   Obsolescence Reserve        $5,900       $  600      $  --      $6,500
December 31, 2004   Obsolescence Reserve        $6,500       $1,400      $  --      $7,900

                                INDEX TO EXHIBITS

     The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
 Number                                 Description
-------                                 -----------
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

4.4 Indenture, dated March 12, 2004, between us and JPMorganChase Bank, as trustee (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.5       First Supplemental Indenture, dated September 22, 2005, between us and
          JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture, dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (Filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28,
          2005).

4.6       Registration Rights Agreement, dated March 12, 2004, among Bear
          Stearns & Co., Inc., CIBC World Markets Corp., Credit Lyonnais
          Securities (USA) Inc. and us (Filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.1 Amended and Restated Credit Agreement dated March 12, 2004, by and among us, certain designated subsidiaries, certain financial institutions, Credit Lyonnais New York Branch, as administrative agent, and CIBC, Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2004, filed on May 7, 2004).

10.2      First Amendment and Waiver dated August 6, 2004, to the Amended and
          Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New
          York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004).

10.3      Second Amendment and Waiver dated July 19, 2005, to the Amended and
          Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New
          York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated
          July 19, 2005, filed July 25, 2005).

10.4* Form of Indemnification Agreement between our officers and us (Filed as Exhibit 10.7 to the S-1 Registration Statement).

10.5* Form of Indemnification Agreement between our directors and us (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.6*     Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.8 to the S-1
          Registration Statement).

10.7*     Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated
          February 24, 1999 (Filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.8*     Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March
          7, 2001, (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.9*     Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated
          January 1, 2004 (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.10*    Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March
          10, 2004 (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.11*    Form of Incentive Stock Option Agreement under the Willbros Group,
          Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to our report on Form
          10-K for the year ended December 31, 1996, filed March 31, 1997 (the
          "1996 Form 10-K")).

10.12* Form of Non-Qualified Stock Option Agreement under the Willbros Group, inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.13*    Form of Restricted Stock Award Agreement under the Willbros Group,
          Inc. 1996 Stock Plan (Filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.14*    Form of Restricted Stock Award Agreement under the Willbros Group,
          Inc. 1996 Stock Plan.

10.15*    Form of Restricted Stock Rights Award Agreement under the Willbros
          Group, Inc. 1996 Stock Plan.

10.16*    Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the
          S-1 Registration Statement).

10.17*    Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated
          January 1, 2002 (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.18* Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (Filed as Exhibit 10.2 to our report on Form
          10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.19* Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (Filed as Exhibit 10.5 to our report on Form
          10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.20*    Form of Secured Promissory Note under the Willbros Group, Inc.
          Employee Stock Purchase Program (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14,
          2002).

10.21*    Willbros Group, Inc. Severance Plan (as amended and restated effective
          September 25, 2003) (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.22*    Employment Agreement, dated December 31, 2004, between Willbros USA,
          Inc. and Michael F. Curran, including the form of Restricted Stock
          Rights Award Agreement attached as an Exhibit thereto (Filed as Exhibit 10 to our current report on Form 8-K dated December 31, 2004, filed January 6, 2005).

10.23     Registration Rights Agreement dated April 9, 1992, between us and
          Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P.,
          Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1
          Registration Statement).

10.24*    Consulting Services Agreement dated June 1, 2002, between Willbros
          USA, Inc., and Larry J. Bump (Filed as Exhibit 10.4 to our report on
          Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

21.       Subsidiaries.

23.       Consent of KPMG LLP.

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