Form 10-Q
period 2005-03-31
WILLBROS GROUP INC
filed 2005-11-22
CIK 895450

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO ________

                         COMMISSION FILE NUMBER 1-11953

                              WILLBROS GROUP, INC.
             (Exact name of registrant as specified in its charter)

      REPUBLIC OF PANAMA                             98-0160660
(Jurisdiction of incorporation)        (I.R.S. Employer Identification Number)

                               PLAZA 2000 BUILDING
                             50TH STREET, 8TH FLOOR
                               P.O. BOX 0816-01098
                           PANAMA, REPUBLIC OF PANAMA
                          TELEPHONE NO.: +50-7-213-0947
          (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of May 3, 2005 was 21,546,612.

================================================================================

                               WILLBROS GROUP, INC
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2005

                                                                                                                Page
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets for March 31, 2005 (unaudited) and
                  December 31, 2004                                                                               3

              Condensed Consolidated Statements of Operations (unaudited) for the three
                  months ended March 31, 2005 and 2004 (Restated)                                                 4

              Condensed Consolidated Statement of Stockholders' Equity and Comprehensive
                  Income (Loss) (unaudited) for the three months ended March 31, 2005                             5

              Condensed Consolidated Statements of Cash Flows (unaudited) for the three
                  months ended March 31, 2005 and 2004 (Restated)                                                 6

              Notes to Condensed Consolidated Financial Statements                                                7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                              19

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                         28

     Item 4 - Controls and Procedures                                                                            29

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                                  30

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                        30

     Item 3 - Defaults upon Senior Securities                                                                    30

     Item 4 - Submission of Matters to a Vote of Security Holders                                                30

     Item 5 - Other Information                                                                                  30

     Item 6 - Exhibits                                                                                           30

SIGNATURE                                                                                                        32

EXHIBIT INDEX                                                                                                    33

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       MARCH 31,        DECEMBER 31,
                                                                                         2005               2004
                                                                                     ------------      -------------
                                                                                     (UNAUDITED)
                                                  ASSETS

Current assets:
      Cash and cash equivalents..................................................      $ 67,901          $ 78,720
      Accounts receivable, net...................................................       138,330           151,054
      Contract cost and recognized income not yet billed.........................        33,589            21,251
      Prepaid expenses...........................................................        17,682            15,662
      Parts inventory, net.......................................................         5,512             5,623
                                                                                       --------          --------

            Total current assets.................................................       263,014           272,310

Deferred tax assets..............................................................         5,932             6,416
Property, plant and equipment, net...............................................       124,764           116,643
Investments in joint ventures....................................................         3,476             3,441
Goodwill.........................................................................         6,498             6,535
Other assets.....................................................................        11,348            11,765
                                                                                       --------          --------

            Total assets.........................................................      $415,032          $417,110
                                                                                       ========          ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt..........................................      $    817          $  1,171
      Accounts payable and accrued liabilities...................................       129,334           122,470
      Contract billings in excess of cost and recognized income..................        28,710            30,957
      Accrued income taxes.......................................................         7,820             9,069
      Capital lease payable......................................................         5,775                 -
                                                                                       --------          --------

            Total current liabilities............................................       172,456           163,667

2.75% Convertible senior notes...................................................        70,000            70,000
Long-term debt...................................................................           558             2,324
Other liabilities................................................................         1,088             1,075
                                                                                       --------          --------

            Total liabilities....................................................       244,102           237,066

Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued.................................             -                 -
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 21,635,725 shares issued at March 31, 2005
        (21,425,980 at December 31, 2004)........................................         1,082             1,071
      Capital in excess of par value.............................................       160,690           156,175
      Retained earnings..........................................................        13,716            23,614
      Treasury stock at cost, 89,113 shares (63,196 at December 31, 2004)........          (972)             (555)
      Deferred compensation......................................................        (4,957)           (1,639)
      Notes receivable for stock purchases.......................................          (219)             (216)
      Accumulated other comprehensive income.....................................         1,590             1,594
                                                                                       --------          --------
            Total stockholders' equity...........................................       170,930           180,044
                                                                                       --------          --------
            Total liabilities and stockholders' equity...........................      $415,032          $417,110
                                                                                       ========          ========

      See accompanying notes to condensed consolidated financial statements

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                     -----------------------------
                                                                                         2005              2004
                                                                                     -----------       -----------
                                                                                                        RESTATED
Contract revenue.................................................................    $   131,602       $   101,647

Operating expenses:
      Contract...................................................................        114,835            86,717
      Depreciation and amortization..............................................          5,307             3,713
      General and administrative.................................................         17,068            10,402
      Other operating costs......................................................          1,084               786
                                                                                     -----------       -----------

                                                                                         138,294           101,618
                                                                                     -----------       -----------

            Operating loss.......................................................         (6,692)               29

Other income (expense):
      Interest - net.............................................................           (546)             (310)
      Other - net................................................................            104               239
                                                                                     -----------       -----------

                                                                                            (442)              (71)
                                                                                     -----------       ------------

            Loss before income taxes.............................................         (7,134)              (42)

Provision for income taxes.......................................................          2,764               125
                                                                                     -----------       -----------

            Net loss.............................................................    $    (9,898)      $      (167)
                                                                                     ===========       ===========

Loss per common share:

      Basic ....................................................................     $      (.47)      $      (.01)
                                                                                     ===========       ===========

      Diluted....................................................................    $      (.47)      $      (.01)
                                                                                     ===========       ===========

Weighted average number of common shares outstanding:

      Basic......................................................................     21,250,257        20,741,302
                                                                                     ===========       ===========
      Diluted....................................................................     21,250,257        20,741,302
                                                                                     ===========       ===========

     See accompanying notes to condensed consolidated financial statements

                              WILLBROS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                            ACCUMULATED
                                                                                                  NOTES        OTHER
                                                   CAPITAL                                     RECEIVABLE     COMPRE-     TOTAL
                                COMMON STOCK      IN EXCESS                        DEFERRED       FOR         HENSIVE     STOCK-
                           ---------------------   OF PAR    RETAINED   TREASURY   COMPEN-        STOCK       INCOME     HOLDERS'
                             SHARES    PAR VALUE    VALUE    EARNINGS    STOCK      SATION      PURCHASES      (LOSS)     EQUITY
                           ----------  ---------  ---------  --------   --------   --------    ----------   -----------  --------
Balance,
   January 1, 2005         21,425,980  $   1,071  $ 156,175  $ 23,614   $   (555)  $ (1,639)     $ (216)      $ 1,594    $180,044
   Comprehensive
     Loss:
       Net loss                     -          -          -    (9,898)         -          -           -             -      (9,898)

       Foreign currency
       translation
       adjustment                   -          -          -         -          -          -           -            (4)         (4)
                                                                                                                         --------

        Total
        comprehensive
        loss                                                                                                               (9,902)

Amortization of note
discount                            -          -          -         -          -          -          (3)            -          (3)

Restricted stock grants       175,000          9      3,822         -          -     (3,831)          -             -           -

Deferred compensation,
   net of forfeitures               -          -        333         -       (186)       513           -             -         660

Vesting of restricted
   stock rights                10,875          1         (1)        -          -          -           -             -           -

Additions to treasury
   stock                            -          -          -         -       (231)         -           -             -        (231)

Issuance of common
   stock under employee
   benefit plan                 3,870          -         79         -          -          -           -             -          79

Exercise of stock
   options                     20,000          1        282         -          -          -           -             -         283
                           ----------  ---------  ---------  --------   --------   --------      ------       -------    --------

Balance March 31, 2005     21,635,725  $   1,082  $ 160,690  $ 13,716   $   (972)  $ (4,957)     $ (219)      $ 1,590    $170,930
                           ==========  =========  =========  ========   ========   ========      ======       =======    ========

      See accompanying notes to condensed consolidated financial statements

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                     --------------------
                                                                                       2005        2004
                                                                                     --------    --------
                                                                                                 RESTATED
Cash flows from operating activities:
      Net loss...................................................................    $ (9,898)   $   (167)
      Reconciliation of net loss to net cash provided by
        (used in) operating activities:
          Depreciation and amortization..........................................       5,307       3,713
          Amortization of debt issue costs.......................................         472         312
          Amortization of deferred compensation..................................         660         161
          Amortization of discount on notes receivable for stock purchases.......          (3)        (15)
          Loss on retirements of property, plant and equipment...................          79          11
          Equity in joint ventures, net..........................................         (35)       (226)
          Deferred income tax benefit............................................         477          48
          Changes in operating assets and liabilities:
              Accounts receivable................................................      12,687      (6,354)
              Contract cost and recognized income not yet billed.................     (12,757)     (5,953)
              Prepaid expenses...................................................      (2,051)     (2,854)
              Parts inventory, net...............................................         111        (588)
              Other assets.......................................................         (41)       (243)
              Accounts payable and accrued liabilities...........................       7,171       2,556
              Accrued income taxes...............................................      (1,240)          -
              Contract billings in excess of cost and recognized income..........      (2,404)        922
              Other liabilities..................................................          10           -
                                                                                     --------    --------
                   Cash provided by (used in) operating activities...............      (1,455)     (8,677)
Cash flows from investing activities:
      Proceeds from sale of equipment............................................          41          18
      Purchase of property, plant and equipment..................................      (7,275)     (9,858)
                                                                                     --------    ---------
                   Cash used in investing activities.............................      (7,234)     (9,840)
Cash flows from financing activities:
      Proceeds from notes payable................................................         787         535
      Proceeds from issuance of common stock.....................................         362         999
      Repayment of notes payable.................................................      (2,909)       (469)
      Payments on capital lease..................................................        (408)          -
      Acquisition of treasury stock..............................................        (231)          -
      Costs of debt issues.......................................................         (11)     (4,851)
      Proceeds from issuance of 2.75% convertible senior notes...................           -      60,000
      Collections of notes receivable for stock purchases........................           -         350
      Repayments of long-term debt...............................................           -     (14,000)
                                                                                     --------    --------
                   Cash provided by (used in) financing activities...............      (2,410)     42,564
Effect of exchange rate changes on cash and cash equivalents.....................         280         400
                                                                                     --------    --------
Cash provided by (used in) all activities........................................     (10,819)     24,447
Cash and cash equivalents, beginning of period...................................      78,720      20,969
                                                                                     --------    --------
Cash and cash equivalents, end of period.........................................    $ 67,901    $ 45,416
                                                                                     ========    ========
Cash payments made during the period:
      Interest...................................................................    $  1,150    $    353
      Income taxes...............................................................    $  4,479    $    540
Non-cash investing and financing transactions:
      Property obtained by capital lease.........................................    $  5,775    $      -

      See accompanying notes to condensed consolidated financial statements

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows of the Company for all interim periods presented.

      Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2004 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations and cash flows for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results to be achieved for the full year.

      The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include certain estimates and assumptions by management of the Company in the preparation of the condensed consolidated financial statements. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and spare parts; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivables and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from those estimates.

2.    RESTATEMENT

      In late December of 2004, the Company became aware of an approximate $2,500 tax assessment against the Company's Bolivian subsidiary which alleged that the subsidiary had filed improper tax returns. The assessment also imposed penalties and interest related to the tax assessment. Prior to late December 2004, the executive management of the Company was unaware of the tax assessment, with the exception of J. Kenneth Tillery, the then President of Willbros International, Inc. ("WII"), the primary international subsidiary of the Company. Mr. Tillery resigned from the Company on January 6, 2005.

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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

2.    RESTATEMENT (CONTINUED)

      The Company's review of its historical accounting also identified other accounting errors which were corrected in the Company's restated consolidated financial statements. Financial statement adjustments resulting from misconduct of certain members of the international subsidiaries' management had a negative impact on the Company's consolidated loss of approximately $711 for the three months ended March 31, 2004. The impact of the correction of other accounting errors for the same period had a positive impact on the Company's consolidated loss of $776.

      The impact on the Company's consolidated cumulative earnings (loss) as a result of all financial statement adjustments through March 31, 2004 was approximately ($13,247), with $65 in such adjustments occurring in the three months ended March 31, 2004. See Note 2 of the "Notes to Consolidated Financial Statements" included in Item 8 of the Company's Annual Report on Form 10-K for information about the various adjustments recorded for fiscal periods prior to 2004, which resulted in consolidated cumulative earnings (loss) through December 31, 2003 of approximately ($13,312).

      The impact on the restated three-month period ended March 31, 2004, is presented below.

                                                Three Months Ended March 31, 2004
                                           ----------------------------------------------
                                            As Reported     Adjustments        Restated
                                           ------------     ------------     ------------
Contract revenue                           $    102,338     $       (691)    $    101,647
Operating expenses                              102,421             (803)         101,618
                                           ------------     ------------     ------------
  Operating income (loss)                           (83)             112               29
Other income (expense)                              (24)             (47)             (71)
                                           ------------     ------------     ------------
  Income (loss) before income taxes                (107)              65              (42)
Provision for income taxes                          125                -              125
                                           ------------     ------------     ------------
  Net income (loss)                        $       (232)    $         65     $       (167)
                                           ============     ============     ============

Income (loss) per common share:
  Basic                                    $       (.01)    $      (.00)     $       (.01)
  Diluted                                  $       (.01)    $      (.00)     $       (.01)
Weighted average number of common shares
  outstanding:
  Basic                                      20,741,302       20,741,302       20,741,302
  Diluted                                    20,741,302       20,741,302       20,741,302

      The financial effects caused by the restatement are as follows:

INCREASE/(DECREASE) IN CONTRACT REVENUE ATTRIBUTABLE TO:
-     The recalculation of revenue on the Bolivia Transierra Project as a result of the timing of
      percentage of completion revenue                                                                $    213
-     The reclassification of contract revenue and contract costs associated with an error in the
      recording of provisions for loss contracts                                                          (935)
-     The recalculation of percentage-of-completion revenue for the removal of fraudulent charges
      incorrectly recorded to individual projects                                                           16
-     Correction of percentage completion revenue recognition to reflect the reclassification of            15
      fraudulent consulting fees and other operating costs
                                                                                                      --------
TOTAL INCREASE/(DECREASE) IN CONTRACT REVENUE                                                         $   (691)
                                                                                                      ========

(INCREASE)/DECREASE IN OPERATING EXPENSES ATTRIBUTABLE TO:
-     Accrual of unreported and unpaid value added taxes and payroll taxes related to certain
      international subsidiaries                                                                      $   (366)
-     The reclassification of contract revenue and contract costs associated with an error in the
      recording of the provisions for loss contracts                                                       935
-     Increase in contract cost for an error in accounting for prepaid barge costs                        (401)
-     Increase due to fraudulent invoices inappropriately capitalized                                      (65)
-     Decrease due to error in accounting for parts inventory                                              700
                                                                                                      --------
TOTAL (INCREASE)/DECREASE IN OPERATING EXPENSES                                                       $    803
                                                                                                      ========

(INCREASE)/DECREASE IN OTHER INCOME (EXPENSE) ATTRIBUTABLE TO:
-     Provision for penalties and interest associated with the underpayment of various taxes in our
      international subsidiaries                                                                      $   (123)
-     Decrease due to error in the amortization period used to amortize debt issuance costs                 61
-     Other miscellaneous corrections                                                                       15
                                                                                                      --------
     TOTAL (INCREASE)/DECREASE IN OTHER INCOME (EXPENSE)                                              $    (47)
                                                                                                      ========
     TOTAL (INCREASE)/DECREASE IN NET LOSS                                                            $     65
                                                                                                      ========

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

3.    STOCK-BASED COMPENSATION

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation and interpretation of APB Opinion No. 25", to account for its fixed-plan stock options. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards (SFAS) Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123", established accounting and disclosure requirements using fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. Compensation cost related to restricted stock awards and restricted stock rights awards is measured as the market price of the Company's common stock at the date of the award, and compensation cost is recognized over the vesting period, typically four years.

      The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                             2005        2004
                                           --------    --------
                                                       RESTATED
Net loss as reported                       $ (9,898)   $   (167)

Add stock-based employee compensation
   included in net income                       660         161

Less stock-based employee compensation
   determined under fair value method          (752)       (203)
                                           --------    --------

Pro forma net loss                         $ (9,990)   $   (209)
                                           ========    ========

Income (loss) per common share:
   Basic, as reported                      $   (.47)   $   (.01)
                                           ========    ========
   Basic, pro forma                        $   (.47)   $   (.01)
                                           ========    ========
   Diluted, as reported                    $   (.47)   $   (.01)
                                           ========    ========
   Diluted, pro forma                      $   (.47)   $   (.01)
                                           ========    ========

4.    NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 153, "Exchanges of Non-monetary Assets," which amends APB Opinion No. 29. The guidance in APB 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The Company will adopt the standard as of the effective date and the Company believes the standard will not have a material impact on its financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

is effective for reporting periods beginning January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of January 1, 2006. The Company is currently evaluating the effect on the consolidated financial statements and the method to use when valuing stock options.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005, and may impact certain inventory costs the Company incurs after January 1, 2006. The Company is currently evaluating the impact, if any, of this standard on its consolidated financial statements.

      In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 04-8 ("EITF 04-8") "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF 04-8 provides that shares issuable upon conversion of these debt instruments be included in the earnings per share computation, if dilutive, regardless of whether any contingent conditions, in such instruments have been met. EITF 04-8 is for reporting periods ending after December 15, 2004, and requires restatement of previously reported earnings per share. The Company adopted EITF 04-8 as of December 31, 2004. See Note 14 of the "Notes to Consolidated Financial Statements" included in Item 8 of the Company's Annual Report on Form 10-K for additional information about the Company's earnings (loss) per share calculation.

5.    FOREIGN EXCHANGE RISK

      The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2005 or March 31, 2004, or during the three-month periods then ended.

6.    INCOME TAXES

      During the quarter ended March 31, 2005, the Company recorded income taxes of $2,764 on a loss before income taxes of $7,134, resulting in an effective income tax rate in excess of 100% for the period. During the restated quarter ended March 31, 2004, the Company recorded a provision for income taxes of $125 on a loss before income taxes of $42. The circumstances that gave rise to the Company recording provisions for income taxes when the Company had losses before income taxes for the quarters ended March 31, 2005 and 2004 were primarily the result of income taxes in certain countries being based on a deemed income rather than on taxable income and the fact that losses in one country are not able to be used to offset taxable income in another country.

7.    CONVERTIBLE NOTES

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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

7.    CONVERTIBLE NOTES (CONTINUED)

Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The Convertible Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the Convertible Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require the Company to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the Convertible Notes may, under certain circumstances, convert the notes into shares of the Company's common stock at an initial conversion ratio of
51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at March 31, 2005). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's common stock exceeds 120 percent of the then current conversion price, or $23.36 per share based on the initial conversion price. Unamortized debt issue costs of $2,790 associated with the Convertible Notes are included in other assets at March 31, 2005 and are being amortized over the seven-year period ending March 2011. In the event of a default under any Company credit agreement other than the indenture covering the Convertible Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the Convertible Notes. Since the non-compliance issues under the 2004 Credit Facility discussed in Note 8 below did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the Convertible Notes.

      On June 10, 2005, the Company received a letter from a law firm representing an investor claiming to be the owner of in excess of 25% of the Convertible Notes asserting that, as a result of the Company's failure to timely file with the United States Securities and Exchange Commission (SEC) its 2004 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, it was placing the Company on notice of an event of default under the indenture dated as of March 12, 2004 between the Company as issuer, and JPMorgan Chase Bank, N.A., as trustee (the "Indenture"), which governs the Convertible Notes. The Company indicated that it does not believe that it has failed to perform its obligations under the relevant provisions of the Indenture referenced in the letter. On August 19, 2005, the Company entered into a settlement agreement with the beneficial owner of the Convertible Notes on behalf of whom the notice of default was sent, pursuant to which the Company agreed to use commercially reasonable efforts to solicit the requisite vote to approve an amendment to the Indenture (the "Indenture Amendment"). The Company has obtained the requisite vote and on September 22, 2005, the Indenture Amendment became effective.

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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

8.    2004 CREDIT FACILITY

      On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the "2004 Credit Facility"). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40 percent of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly, ranging from 0.375 percent to 0.625 percent. The 2004 Credit Facility is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Unamortized debt issue costs of $2,589 associated with the 2004 Credit Facility are included in other assets at March 31, 2005 and are amortized over the term of the 2004 Credit Facility ending March 2007.

      As of March 31, 2005, there were no borrowings under the 2004 Credit Facility and there were $56,122 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $150,000 (see "Waiver Amendment" below).

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

      In January 2005, the Company obtained a Consent and Waiver from its syndicated bank group, covering a period through June 29, 2005, waiving certain defaults and covenants which related to the filing of tax returns, the payment of taxes when due, tax liens and legal proceedings against the Company related to a tax assessment in Bolivia. (See Note 2 above) Additional Consent and Waivers were obtained from the syndicated bank group as of April 8 and June 13, 2005 with respect to these defaults and non-compliance with certain financial covenants as of June 13, 2005.

2004 Credit Facility Amendment

      On July 19, 2005, the Company entered into a Second Amendment and Waiver Agreement ("Waiver Amendment") of the 2004 Credit Facility with the syndicated bank group to obtain continuing waivers regarding its non-compliance with certain financial and non-financial covenants in the 2004 Credit Facility. Under the terms of the Waiver Amendment, the total credit availability under the 2004 Credit Facility is reduced to $100,000 as of the effective date of the Waiver Amendment. Subject to certain conditions, the bank group agreed to permanently waive all existing and probable technical defaults under the 2004 Credit Facility as long as the Company submits year-end 2004 financial statements and interim financial statements for the quarters ended March 31 and June 30, 2005 by September 30, 2005. These conditions relate primarily to submissions of various financial statements and other financial and borrowing base related information.

      The Waiver Amendment also modified certain of the ongoing financial covenants under the 2004 Credit Facility and established a requirement that the Company maintain a minimum cash balance of $15,000. Until such time as the waiver becomes permanent, the Company has certain additional reporting requirements,

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

8.    2004 CREDIT FACILITY (CONTINUED)

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

9.    EARNINGS (LOSS) PER SHARE

      Basic and diluted earnings (loss) per common share for the three months ended March 31, 2005 and 2004 are computed as follows:

                                                                               2005             2004
                                                                           -------------    ------------
                                                                                              RESTATED
Net loss applicable to common shares...................................    $      (9,898)   $       (167)
                                                                           =============    ============
Weighted average number of common shares outstanding for basic earnings
  per share............................................................       21,250,257      20,741,302
Effect of dilutive potential common shares from
  stock options........................................................                -               -
                                                                           -------------    ------------
Weighted average number of common shares outstanding for diluted
  earnings per share...................................................       21,250,257      20,741,302
                                                                           =============    ============
Loss per common share:
     Basic.............................................................    $        (.47)   $       (.01)
                                                                           =============    ============
     Diluted...........................................................    $        (.47)   $       (.01)
                                                                           =============    ============

      The Company incurred net losses for the three months ended March 31, 2005 and 2004 and has therefore excluded securities from the computation of diluted earnings per share as the effect would be anti-dilutive.

      The weighted average number of potential common shares excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect was 3,595,277 shares issuable upon conversion of the Convertible Notes, 953,770 shares from options, and 292,875 restricted shares of common stock at March 31, 2005; 3,595,277 shares issuable upon conversion of the Convertible Notes, 1,340,478 shares from options and 164,500 restricted shares of common stock at March 31, 2004.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

10.   SEGMENT INFORMATION

      Historically, the Company reported in one operating segment offering three integrated services: engineering, construction, and specialty. In mid 2004, the Company restructured its operating segments to include Engineering and Construction and Facilities Development and Operations. Beginning in the fourth quarter of 2004, the Company restructured its business into two operating segments, International and United States & Canada. All periods presented reflect this change in segments.

      The Company's segments are strategic business units that are managed separately as each segment has different operational requirements and marketing strategies. Management believes, due to the composition of current work and potential work opportunities, and the nuances of the geographic markets the Company serves, that the organization should be viewed on a geographic basis. The International segment consists of all construction, engineering and facilities development operations in countries other than the United States and Canada. Currently such operations are in Africa, the Middle East, and South America. The United States & Canada segment consists of all construction, engineering and facilities development operations in the United States and Canada. The Company's corporate operations include the general, administrative, and financing functions of the organization. The costs of these functions are allocated between the two operating segments. The Company's corporate operations also include various other assets that are allocated between the two operating segments. Intersegment revenue and revenue between geographic areas are not material.

      The tables below reflect the Company's operating segments as of and for the three months ended March 31, 2005 and 2004:

                                          Three Months Ended March 31, 2005
                                      ------------------------------------------
                                                                   United States
                                        Total     International      & Canada
                                      ---------   -------------    -------------
Revenue                               $ 131,602     $ 87,034         $ 44,568
Operating expense:
     Contract costs                     114,835       73,580           41,255
     Depreciation and amortization        5,307        3,016            2,291
     General and administrative          17,068       12,519            4,549
     Other operating costs                1,084        1,084                -
                                      ---------     --------         --------
                                        138,294       90,199           48,095
                                      ---------     --------         --------

Operating income (loss)               $  (6,692)    $ (3,165)        $ (3,527)
                                      =========     ========         ========

                                          Three Months Ended March 31, 2004
                                      ------------------------------------------
                                                     RESTATED
                                                                   United States
                                        Total     International      & Canada
                                      ---------   -------------    -------------
Revenue                               $ 101,647     $    63,486      $ 38,161
Operating expense:
     Contract costs                      86,717          52,985        33,732
     Depreciation and amortization        3,713           2,178         1,535
     General and administrative          10,402           5,655         4,747
     Other operating costs                  786             786             -
                                      ---------     -----------      --------
                                        101,618          61,604        40,014
                                      ---------     -----------      --------

Operating income (loss)               $      29     $     1,882      $ (1,853)
                                      =========     ===========      ========

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

10.   SEGMENT INFORMATION (CONTINUED)

Total assets by segment are presented below:

                                  March 31,     December 31,
                                    2005            2004
                                  ---------     ------------
    International                 $ 234,550       $225,262
    United States & Canada          180,482        191,848
                                  ---------       --------
Total Consolidated Assets         $ 415,032       $417,110
                                  =========       ========

      Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

11.   CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

      On January 6, 2005, J. Kenneth Tillery, President of WII, who was principally responsible for international operations, including Bolivian operations, resigned from the Company as discussed in Note 2 above.

      Following Mr. Tillery's resignation, the Audit Committee, working with independent outside legal counsel and their forensic accountants retained by such legal counsel, commenced an independent investigation into the circumstances surrounding the Bolivian tax assessment and the actions of Mr. Tillery in other international locations. The Audit Committee's investigation identified payments that were made by or at the direction of Mr. Tillery in Bolivia, Nigeria and Ecuador which may have been violations of the United States Foreign Corrupt Practices Act ("FCPA") and other United States laws. The investigation also revealed that Mr. Tillery authorized numerous transactions between Company subsidiaries and entities in which he apparently held an ownership interest or exercised significant control. (See Note 12 below). In addition, the Company has learned that certain acts carried out by Mr. Tillery and others acting under his direction with respect to a bid for work in Sudan may constitute facilitation efforts prohibited by U.S. law, a violation of U.S. trade sanctions and the unauthorized export of technical information.

      The United States Securities and Exchange Commission ("SEC") is conducting an investigation into whether the Company and others may have violated various provisions of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). The United States Department of Justice ("DOJ") is conducting an investigation concerning possible violations of the FCPA and other applicable laws. In addition, the United States Department of Treasury's Office of Foreign Assets Control ("OFAC") is commencing an investigation of the potentially improper facilitation and export activities. The Company is cooperating fully with all of these investigations. If the Company or one of its subsidiaries is found to have violated the FCPA, that entity could be subject to civil penalties of up to $650 per violation and criminal penalties of up to the greater of $2,000 per violation or twice the gross pecuniary gain resulting from the improper conduct. If the Company or one of its subsidiaries is found to have violated trade sanctions or U.S. export restrictions, that entity could be subject to civil penalties of up to $11 per violation and criminal penalties of up to $250 per violation. The Company and its subsidiaries could also be barred from participating in future U.S. government contracts and from participating in certain U.S. export transactions. There may be other penalties that could apply under other U.S. laws or the laws of foreign jurisdictions. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company's exposure to civil or criminal fines or penalties, or other regulatory action which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's ability to obtain and retain business and to collect outstanding receivables in current or future operating locations, including Nigeria, could be negatively affected.

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

      We have received a demand from a party in Nigeria requesting repayment of an alleged $500 note payable. However, credible evidence of the transaction has not been furnished and the Company has not found any record that any funds were received from the party. Additionally, we have received another claim from a second party in Nigeria for the repayment of a separate alleged $1,000 note payable. Based on our investigation of the events surrounding these purported February 2005 transactions, we believe there is no lawful basis for the claims. Furthermore, independent of whether the claims are credible, we believe that recognizing these alleged liabilities could constitute a violation of the United States Foreign Corrupt Practices Act. Accordingly, the Company has not recorded any liability or expenses for the $1,500 in claims.

      The Company provides engineering and construction services to the oil, gas and power industries and government entities. The Company also develops, owns and operates assets developed under "Build, Own and Operate" contracts. The Company's principal markets are currently Africa, the Middle East, South America and North America. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements.

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

      In connection with the Company's 10 percent interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10 percent of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid. As of March 31, 2005, the maximum amount of future payments the Company could be required to make under this guarantee is approximately $3,096.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

11.   CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONTINUED)

      From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company's customers may require the Company to provide letters of credit or insurance bonds with regard to the Company's performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2005, the Company had approximately $94,658 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of March 31, 2005 related to these commitments.

      During the first quarter of 2005, the Company entered into a capital lease agreement for a 90,000 square foot building on 10 acres of land in Edmonton, Alberta, with an option to purchase the building for a total of $6,612 (Canadian $8,000). Under the terms of the agreement, the Company made payments of approximately $620 (Canadian $750) through March 31, 2005, and will purchase the building in December 2005 for a lump sum payment of approximately $5,992 (Canadian $7,250). At March 31, 2005, approximately $27 (Canadian $33) of costs have been incurred for equipping and preparing the building for use. The Company will begin depreciating the building and other components of the facility when operations commence in the second half of 2005.

      At March 31, 2005 and December 31, 2004, other assets include anticipated recoveries from insurance or third parties of $4,445 related to repairs of pipelines under two construction projects. The Company believes the recovery of these costs from insurance or other parties is probable. Actual recoveries may vary from these estimates.

      In addition to the matters discussed above, the Company is a party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company's financial position.

12.   RELATED PARTY TRANSACTIONS

      During the past several years, certain of the Company's subsidiaries have entered into commercial agreements with companies in which the former President of WII, Mr. J. Kenneth Tillery, apparently had an ownership interest or exerted significant influence. These related parties had not been previously disclosed to the Company. Those companies included Windfall Energy Services, Oco Industrial Services, Ltd., Hydrodive Nigeria, Ltd., and Hydrodive International, Ltd. All are companies that chartered or sold marine vessels to the Company's subsidiaries. Hydrodive International, Ltd. has also provided diving services to the Company's subsidiaries. Payment terms for these vendors range from due on receipt to net 30 days. The settlement method is cash.

      Mr. Tillery also appears to have exercised significant influence over the activities of Symoil Petroleum Ltd and Fusion Petroleum Services Ltd., which provided consulting services for projects in Nigeria, and Kaplan and Associates which provided consulting services for projects in Bolivia and certain other foreign locations.

      Payments made to companies where Mr. Tillery appears to have an undisclosed ownership interest, varying from 13 percent to 40 percent, or over which he appears to have exercised significant influence during the three-month periods ended March 31, 2005 and March 31, 2004 were recorded as contract cost on Nigerian and Bolivian projects and are detailed below.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (Unaudited)

12.  RELATED PARTY TRANSACTIONS (CONTINUED)

                                            March 31,
                                   --------------------------
                                      2005            2004
                                   ----------       ---------
Hydrodive International, Ltd.      $    1,243       $   1,290
Hydrodive Nigeria Ltd.                      -              45
Kaplan and Associates                       -             106
Oco Industrial Services Ltd.                3              23
Windfall Energy Services                  300             150
                                   ----------       ---------
     Total                         $    1,546       $   1,614
                                   ==========       =========

      Outstanding amounts owed to related parties in which Mr. Tillery appears to have had an undisclosed ownership interest or over which he appears to have exercised significant influence and which are included in accounts payable and accrued liabilities are as follows:

                                    March 31,       December 31,
                                      2005             2004
                                   ----------       ----------
Hydrodive International, Ltd.      $      920       $    1,846
Windfall Energy Services                  917              300
Hydrodive Nigeria, Ltd.                    13                5
                                   ----------       ----------
     Total                         $    1,850       $    2,151
                                   ==========       ==========

      In addition, it appears that Mr. Tillery had an equity interest in Addax Petroleum of Nigeria ("Addax") during an unknown period prior to April of 2003. During this period subsidiaries of the Company were paid for various services which they performed for Addax. Subsequent to March 2003, Mr. Tillery purportedly sold his equity interest in Addax. The subsidiaries of the Company continued to perform services for Addax and/or its successor company ("New Addax"). During the three months ended March 31, 2004, the Company recorded revenue of $8,124 for services provided to New Addax. The Addax and New Addax revenue accounted for eight percent of the Company's consolidated revenue during the three months ended March 31, 2004. The Company did not have revenue attributable to New Addax in the first quarter of 2005. The Company had outstanding accounts receivable from New Addax and contract cost and recognized income not yet billed to New Addax of $9,325 at March 31, 2005 and 2004. In 2005, the Company entered into a global settlement with New Addax for outstanding receivables, change orders, and claims for $10,000. The settlement was recovered in full in May 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS OR UNLESS NOTED OTHERWISE)

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements for the three-month interim periods ended March 31, 2005 and 2004, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

      We derive our revenue from providing construction, engineering and facilities development operations to the oil, gas and power industries and government entities worldwide. In 2005, our revenue was primarily generated from operations in Canada, Nigeria, Oman, and the United States. We obtain contracts for our work mainly by competitive bidding or through negotiations with long-standing or prospective clients. Contracts have durations from a few weeks to several months or in some cases more than a year.

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

      The engineering market in North America is becoming more active and we are encouraged that we have received multiple awards in recent weeks. Additionally, we are involved in numerous discussions and contract negotiations regarding pipeline and station construction projects in North America. The nature of these recent discussions and the increase in engineering assignments continues to support our belief that we may see an increase in activity in North America during the second half of 2005.

RESTATEMENT

      In late December of 2004, the Company became aware of an approximate $2,500 tax assessment against the Company's Bolivian subsidiary which alleged that the subsidiary had filed improper tax returns. The assessment also imposed penalties and interest related to the tax assessment. Prior to late December 2004, the executive management of the Company was unaware of the tax assessment, with the exception of J. Kenneth Tillery, the then President of Willbros International, Inc. ("WII"), the primary international subsidiary of the Company. Mr. Tillery resigned from the Company on January 6, 2005.

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

FINANCIAL SUMMARY

      For the quarter ended March 31, 2005, we had a loss of ($0.47) per share on revenue of $131,602. This compares to revenue of $101,647 in the same restated quarter in 2004, when we reported a loss of ($0.01) per share.

      Revenue of $131,602 for the first quarter of 2005 represents a 29% increase over the revenue for the same restated period in 2004. In the first quarter of this year, International revenue increased $23,548 primarily because of a $51,808 million increase from new work in Nigeria, partially offset by a $31,456 decrease in revenue from completed 2004 projects in Iraq ($15,969), Venezuela ($8,929) and Oman ($6,558). United States and Canada revenue increased $6,407 primarily as a result of $4,454 of increased activity in Canada.

      Contract costs increased $28,118 (32%) to $114,835 due to the activity increases in both operating segments. Overall, contract margin decreased by approximately two percentage points in the first quarter of 2005 as compared to the same restated quarter in 2004.

      G&A expense increased $6,666 (64%) to $17,068 in the first quarter of 2005 from $10,402 in the restated first quarter of last year. The increase in G&A expense includes $3,657 related to the Audit Committee's internal investigation, $3,039 increase in information technology support costs, additional Houston office labor costs to support the effort of Audit Committee's independent investigation, and increased operating activity.

      We recognized $2,764 of tax expense on a $7,134 pre-tax loss in the first quarter of 2005. The $2,639 tax expense increase in the first quarter of 2005 resulted from $51,808 of increased revenue in Nigeria as compared to the same restated quarter in 2004. This increase was partially offset by $3,948 of pre-tax income in 2004 that was earned under a foreign contract which provided tax concessions that eliminated the payment of taxes. Tax expense results from pre-tax losses primarily from accruing income taxes in countries where taxes are calculated and based on a deemed income (percentage of revenue) instead of actual pre-tax income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In our report on Form 10-K for the year ended December 31, 2004, we identified and disclosed three critical accounting policies: (a) Revenue
Recognition: Percentage-of-Completion Method; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the three-month period ended March 31, 2005.

OTHER FINANCIAL MEASURES

EBITDA

      We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for the three months ended March 31, 2005 was $(1,281) as compared to $3,981 for the same restated period in 2004, a $5,262 (132%) decrease.

      A reconciliation of EBITDA to GAAP financial information follows:

                                THREE MONTHS ENDED MARCH 31,
                                ----------------------------
                                   2005               2004
                                ---------          ---------
                                                    RESTATED
Net loss                        $  (9,898)         $    (167)
Interest, net                         546                310
Provision for income taxes          2,764                125
Depreciation and amortization       5,307              3,713
                                ---------          ---------
EBITDA                          $  (1,281)         $   3,981
                                =========          =========

BACKLOG

      We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. Backlog as of March 31, 2005 was $754,837 with an estimated embedded margin of 19.6% compared to $660,932 at December 31, 2004 with an estimated embedded margin of 21.6%. Included in the backlog at March 31, 2005 is $20,164 of gas processing revenue with an estimated embedded margin of 100%. The gas processing revenue is associated with the 10-year gas processing contract for our Opal Gas Plant. If backlog amounts were reduced by eliminating the effects of the Opal gas processing contract, the adjusted estimated embedded margin would be 17.4% as of March 31, 2005. An estimated $401,354 (53.2%) of the current backlog is scheduled to be worked off during the remainder of 2005.

RESULTS OF OPERATIONS

      Our contract revenue and contract costs are significantly impacted by the capital budgets of our clients, and the timing and location of development projects in the oil, gas and power industries worldwide. Contract revenue and cost variations by country from year to year are the result of (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of activity in our services.

      Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. During the three-month period ended March 31, 2004, the Venezuelan Bolivar experienced significant devaluation relative to the U.S. dollar and the restated first quarter of 2004 included a foreign exchange gain of $331 resulting from the translation of our Bolivar denominated monetary assets and liabilities into U.S. dollars. In the first quarter of 2005 we had a foreign exchange gain of $54 on the Bolivar.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO RESTATED THREE MONTHS ENDED MARCH 31, 2004

CONTRACT REVENUE

      Contract revenue increased $29,955 (29%) to $131,602 due to increases in both International and United States and Canada segments. A quarter-to-quarter comparison of revenue is as follows:

                                         THREE MONTHS ENDED MARCH 31,
                            ----------------------------------------------------
                                                           INCREASE     PERCENT
                                2005          2004        (DECREASE)     CHANGE
                            -----------   ------------   ------------   --------
                                            RESTATED


International               $    87,034   $     63,486   $     23,548     37%
United States & Canada           44,568         38,161          6,407     17%
                            -----------   ------------   ------------
                            $   131,602   $    101,647   $     29,955     29%
                            ===========   ============   ============

      International revenue increased $23,548 primarily because of a $51,808 increase from new work in Nigeria, partially and offset by a $31,456 decrease in revenue from completed 2004 projects in Iraq ($15,969), Venezuela ($8,929) and Oman ($6,558). United States and Canada revenue increased $6,407 primarily as a result of $4,454 of increased activity in Canada.

CONTRACT INCOME

      Contract income increased $1,837 (12.3%) to $16,767 in the first three months of 2005 as compared to the same restated period in 2004.

                                              THREE MONTHS ENDED MARCH 31,
                        --------------------------------------------------------------------------
                                       % OF                       % OF        INCREASE     PERCENT
                            2005      REVENUE        2004        REVENUE     (DECREASE)     CHANGE
                        -----------   -------    ------------    -------    ------------   -------
                                                   RESTATED
International           $    13,454    15.5%     $    10,501       16.5%     $      2,953    28.1%
United States & Canada        3,313     7.4%           4,429       11.6%           (1,116)  (25.2)%
                        -----------              -----------                 ------------
                        $    16,767    12.7%     $    14,930       14.7%     $      1,837    12.3%
                        ===========              ===========                 ============

The United States and Canada contract income and margin decreases of $1,116 and 4.2%, respectively, is mainly due to reduced construction activity at our North America RPI division along with slightly lower engineering margins. International contract income increased $2,953 in the first quarter of 2005 versus the same restated period of 2004. The increase is mainly due to the Shell Eastern Gas Gathering Project and Shell Offshore Gas Gathering Project in Nigeria having significantly higher activity in the first quarter of 2005 versus the same restated period of 2004. International contract margin was flat during this period compared with the same restated period of 2004.

OTHER OPERATING EXPENSES

      Depreciation and amortization increased $1,594 (43%) in the first quarter of 2005 as compared to the same restated period of 2004 due to additions to equipment in Nigeria and the implementation of a new information system in the United States and Canada.

      G&A expense increased $6,666 (64%) to $17,068 in the first quarter of 2005 from $10,402 in the restated first quarter of last year. The increase in G&A expense includes $3,657 related to the Audit Committee's internal investigation, $3,039 increase in information technology support costs, additional Houston office labor costs to support the effort of Audit Committee's independent investigation, and increased operating activity.

NON-OPERATING ITEMS

      Other income/(expense) increased from $71 of expense in the restated first quarter of 2004 to $442 of expense in the same quarter of 2005. The $371 quarter-to-quarter unfavorable variance is attributable to Venezuela Bolivar currency devaluation gains in 2004 that did not occur in 2005, and a $236 increase in net interest expense in 2005.

      We recognized $2,764 of tax expense on a $7,134 pre-tax loss in the first quarter of 2005. The $2,639 tax expense increase in the first quarter of 2005 resulted from $51,808 of increased revenue in Nigeria as compared to the same restated quarter in 2004. This increase was partially offset by $3,948 of pre-tax income in 2004 that was earned under a foreign contract which provided tax concessions that eliminated the payment of taxes. Tax expense results from pre-tax losses primarily from accruing income taxes in countries where taxes are calculated and based on a deemed income (percentage of revenue) instead of actual pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL REQUIREMENTS

      Our primary requirements for capital are to acquire, upgrade and maintain equipment, provide working capital for current projects, finance the mobilization of employees and equipment to new projects, establish a presence in countries where we perceive growth opportunities and finance the possible acquisition of new businesses and equity investments. Historically, we have met these capital requirements primarily from operating cash flows, borrowings under our credit facility and debt and equity financings.

WORKING CAPITAL

      Cash and cash equivalents decreased $10,819 (14%) to $67,901 at March 31, 2005 from $78,720 at December 31, 2004. This decrease was primarily due to $7,275 of capital expenditures for the acquisition of equipment, a $2,122 net reduction of notes payable and $1,455 in cash used in operating activities.

      Working capital decreased $18,085 (17%) due to increases in accounts payable and accrued liabilities ($6,864) and capital lease payable ($5,775), decreases in cash and accounts receivable of $10,819 and $12,724, respectively, partially offset by increases in contract cost and recognized income not yet billed of $12,338 and prepaid expenses of $2,020.

      Cash flows from operations improved by $7,222 compared to the same restated period in 2004, from a negative cash flow of $8,677 to a negative cash flow of $1,455.

      We believe the anticipated increase in revenue, a focus on reducing working capital requirements internationally, and increased analysis in the area of capital asset additions will improve cash flow from operations in 2005.

CONVERTIBLE NOTES

      On March 12, 2004, the Company completed a primary offering of $60,000 of
2.75 percent Convertible Senior Notes (the "Convertible Notes"). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes total $70,000. The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The Convertible Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the Convertible Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require the Company to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the Convertible Notes may, under certain circumstances, convert the notes into shares of the Company's common stock at an initial conversion ratio of
51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at March 31, 2005). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's common stock exceeds 120 percent of the then current conversion price, or $23.36 per share based on the initial conversion price. Unamortized debt issue costs of $2,790 associated with the Convertible Notes are included in other assets at March 31, 2005 and are being amortized over the seven-year period ending March 2011. In the event of a default under any Company credit agreement other than the indenture covering the Convertible Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the Convertible Notes. Since the non-compliance issues under the 2004 Credit Facility discussed below did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the Convertible Notes.

      On June 10, 2005, the Company received a letter from a law firm representing an investor claiming to be the owner of in excess of 25% of the Convertible Notes asserting that, as a result of the Company's failure to timely file with the SEC its 2004 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, it was placing the Company on notice of an event of default under the indenture dated as of March 12, 2004 between the Company as issuer, and JPMorgan Chase Bank, N.A., as trustee (the "Indenture"), which governs the Convertible Notes. The Company indicated that it does not believe that it has failed to perform its obligations under the relevant provisions of the Indenture referenced in the letter. On August 19, 2005, the Company entered into a settlement agreement with the beneficial owner of the Convertible Notes on behalf of whom the notice of default was sent, pursuant to which the Company agreed to use commercially reasonable efforts to solicit the requisite vote to approve an amendment to the Indenture (the "Indenture Amendment"). The Company has obtained the requisite vote and on September 22, 2005, the Indenture Amendment became effective.

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

2004 CREDIT FACILITY

      On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the "2004 Credit Facility"). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40 percent of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly, ranging from 0.375 percent to 0.625 percent. The 2004 Credit Facility is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Unamortized debt issue costs of $2,589 associated with the 2004 Credit Facility are included in other assets at March 31, 2005 and are amortized over the term of the 2004 Credit Facility ending March 2007.

      As of March 31, 2005, there were no borrowings under the 2004 Credit Facility and there were $56,122 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $150,000 (see "Waiver Amendment" below).

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

      In January 2005, the Company obtained a Consent and Waiver from its syndicated bank group, covering a period through June 29, 2005, waiving certain defaults and covenants which related to the filing of tax returns, the payment of taxes when due, tax liens and legal proceedings against the Company related to a tax assessment in Bolivia. (See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report) Additional Consent and Waivers were obtained from the syndicated bank group as of April 8 and June 13, 2005 with respect to these defaults and non-compliance with certain financial covenants as of June 13, 2005.

2004 Credit Facility Amendment

      On July 19, 2005, the Company entered into a Second Amendment and Waiver Agreement ("Waiver Amendment") of the 2004 Credit Facility with the syndicated bank group to obtain continuing waivers regarding its non-compliance with certain financial and non-financial covenants in the 2004 Credit Facility. Under the terms of the Waiver Amendment, the total credit availability under the 2004 Credit Facility is reduced to $100,000 as of the effective date of the Waiver Amendment. Subject to certain conditions, the bank group agreed to permanently waive all existing and probable technical defaults under the 2004 Credit Facility as long as the Company submits year-end 2004 financial statements and interim financial statements for the quarters ended March 31 and June 30, 2005 by September 30, 2005. These conditions relate primarily to submissions of various financial statements and other financial and borrowing base related information.

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

      Additionally, the Company was not in compliance with certain of the financial covenants under the 2004 Credit Facility at September 30, 2005 and the company has not obtained a waiver. The Company also believes it will not be in compliance with certain of the financial covenants under the 2004 Credit Facility at December 31, 2005. As a result of the covenant violations and the failure to provide certain financial statements by September 30, 2005, the bank syndicate has the right to discontinue advances under the facility as well as the issuance of new letters of credit. The inability of the Company to access new letters of credit could negatively impact the Company's ability to take on new work, or bid additional work where letters of credit are required, in order to bid on a project. Additionally, the bank syndicate could request that the Company provide cash collateral for outstanding letters of credit.

     As the Company has done in the past, management believes that it will be able to negotiate a waiver with respect to these anticipated violations with the syndicated bank group. In the event the waivers are not obtained, the Company would expect to arrange for alternative financing which could include the following components, individually or in combination: (1) establishing a credit facility with a new bank group, (2) raising equity capital, (3) selling certain assets or (4) issuing debt in either a public or private transaction.

LIQUIDITY

      We believe that cash flows from operations, future borrowing capacity under the 2004 Credit Facility, and the net proceeds from the Convertible Notes offering will be sufficient to finance working capital and capital expenditures for ongoing operations at our present level of activity. Capital expenditures for the remainder of 2005 are estimated at $27,200 for equipment. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively, the vast majority of which, should they occur could be funded from our operations, existing cash balances, or future borrowing capacity. However, should the DOJ, SEC, or OFAC, as a result of their investigation, levy material civil and/or criminal fines or penalties against the Company, these fines could have a material adverse effect on the Company's liquidity and operations. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Risk Factors" contained in Items 1 and 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

CONTRACTUAL OBLIGATIONS

      As of March 31, 2005, we had $70,000 of outstanding debt related to the Convertible Notes.

      During the first quarter of 2005, the Company entered into a capital lease agreement for a 90,000 square foot building on 10 acres of land in Edmonton, Alberta, with an option to purchase the building for a total of $6,612 (Canadian $8,000). Under the terms of the agreement, the Company made payments of approximately $620 (Canadian $750) through March 31, 2005, and will purchase the building in December 2005 for a lump sum payment of approximately $5,992 (Canadian $7,250).

      Other contractual obligations and commercial commitments, as detailed in the Company's annual report on Form 10-K for the year ended December 31, 2004, did not materially change outside of payments made in the normal course of business, except that a $2,600 capital lease with a remaining life of three years related to a new information system was paid off in March 2005.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for a summary of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

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

      Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise. For a more complete description of the circumstances surrounding the actions of the current and former employees of the Company, see the Risk Factors included in the Company's 2004 Annual Report on Form 10-K beginning on page 27.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2005 and 2004 or during the three-month periods then ended.

      The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2005 due to the generally short maturities of these items. At March 31, 2005, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

      Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At March 31, 2005, none of our indebtedness was subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2005, the disclosure controls and procedures are not effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

      Company management with oversight from the Audit Committee has devoted substantial effort to the remediation of its material weaknesses described in
Item 9A "Controls and Procedures" in the Company's 2004 Annual Report on Form 10-K. Specifically, we have undertaken the following actions to remediate these material weaknesses:

      Remediation steps taken in the fourth quarter of 2004:

      - Increased staffing and training of the finance and accounting personnel at the business unit level.

      - Adoption of a more frequent rotation policy for the financial staff at our business units.

     Actions taken in 2005:

      - Initiation of an enhanced worldwide awareness program to educate employees with respect to the content of our Whistle Blower policy to better achieve reporting of any suspected problems.

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

      - Requirement that employees in a position of authority, as well as professional consultants, identify any direct or indirect ownership interest in entities doing business with the Company. Included in this disclosure will be any entities owned or controlled in whole or in part by immediate family members such as spouses.

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

      Company management with oversight from the Audit Committee is implementing numerous other improvements as described below:

      - Appointment of a senior-level Company employee with primary responsibility for implementation, oversight and enforcement of the
            (i) Definitive FCPA Policy Statement; (ii) the Code of Business Conduct and Ethics; and (iii) the Whistleblower Policy, and publish that appointment through the Company. The appointee will have a direct communication line to the Audit Committee.

      The above changes are all part of our overall plan that is intended to remediate the material weaknesses described in Item 9A "Controls and Procedures" in the Company's 2004 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

      For information regarding legal proceedings, see Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2004, and Note 11 of our "Notes to Condensed Consolidated Financial Statements" in Item 1 of
Part I of this Form 10-Q, which information from Note 11 as to legal proceedings is incorporated by reference into this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2005:

                                                                                            (d)
                                                                                          Maximum
                                                                            (c)          Number (or
                                                                           Total        Approximate
                                                                          Number       Dollar Value)
                                                                         Of Shares      Of Shares
                                                                         Purchased       That May
                                            (a)               (b)       As Part of        Yet Be
                                           Total            Average      Publicly       Purchased
                                          Number             Price       Announced      Under the
                                         Of Shares         Paid per      Plans or        Plans or
                                       Purchased (1)       Share (2)     Programs        Programs
------------------------------------   ------------        ---------    ----------     ------------
January 1, 2005 - January 31, 2005       10,917             $ 21.21          -              -
February 1, 2005 - February 28, 2005          -                   -          -              -
March 1, 2005 - March 31, 2005                -                   -          -              -

(1) Shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.

(2) The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.

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

            4. First Supplemental Indenture, dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture, dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (Filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

            10. Second Amendment and Waiver dated July 19, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated July 19, 2005, filed July 25, 2005).

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

                                 WILLBROS GROUP, INC.

Date:  November 21, 2005         By: /s/ Warren L. Williams
                                     -------------------------------
                                 Warren L. Williams
                                 Senior Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)

                                  EXHIBIT INDEX

      The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number                      Description
------                      -----------
  4.      First Supplemental Indenture, dated September 22,
          2005, between us and JPMorgan Chase Bank, N.A.,
          successor to JPMorgan Chase Bank, as trustee, to the
          Indenture, dated March 12, 2004, between us and
          JPMorgan Chase Bank, as trustee (Filed as Exhibit 4.1
          to our current report on Form 8-K dated September 22,
          2005, filed September 28, 2005).

 10. Second Amendment and Waiver dated July 19, 2005, to the Amended and Restated Credit Agreement dated March
          12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York
          Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated July 19, 2005, filed July
          25, 2005).

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