Form 10-Q
period 2005-06-30
WILLBROS GROUP INC
filed 2005-11-22
CIK 895450

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

     The number of shares of the registrant's Common Stock, $.05 par value, outstanding as of September 1, 2005 was 21,542,112.

================================================================================

                               WILLBROS GROUP, INC
                                    FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2005


                                                                                                               Page
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets for June 30, 2005 (Unaudited) and
                  December 31, 2004                                                                               3

              Condensed Consolidated Statements of Operations (Unaudited) for the three-
                  month and six-month periods ended June 30, 2005 and 2004 (Restated)                             4

              Condensed Consolidated Statement of Stockholders' Equity and Comprehensive
                  Income (Loss) (Unaudited) for the six-month period ended June 30, 2005                          5

              Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                  six-month periods ended June 30, 2005 and 2004 (Restated)                                       6

              Notes to Condensed Consolidated Financial Statements                                                7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                              20

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                         30

     Item 4 - Controls and Procedures                                                                            31

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                                  32

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                        32

     Item 3 - Defaults upon Senior Securities                                                                    32

     Item 4 - Submission of Matters to a Vote of Security Holders                                                32

     Item 5 - Other Information                                                                                  32

     Item 6 - Exhibits                                                                                           32

SIGNATURE                                                                                                        34

EXHIBIT INDEX                                                                                                    35

PART    I.   FINANCIAL INFORMATION
ITEM    1.   FINANCIAL STATEMENTS

                              WILLBROS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                       JUNE 30,         DECEMBER 31,
                                                                                         2005               2004
                                                                                     ------------      ------------
                                                                                     (UNAUDITED)
                                                               ASSETS
Current assets:
      Cash and cash equivalents ................................................     $     54,452      $     78,720
      Accounts receivable, net .................................................          142,035           151,054
      Contract cost and recognized income not yet billed .......................           49,629            21,251
      Prepaid expenses .........................................................           23,370            15,662
      Parts inventory, net .....................................................            5,619             5,623
                                                                                     ------------      ------------

            Total current assets ...............................................          275,105           272,310

Deferred tax assets ............................................................            5,957             6,416
Property, plant and equipment, net .............................................          128,344           116,643
Investments in joint ventures ..................................................            3,626             3,441
Goodwill .......................................................................            6,427             6,535
Other assets ...................................................................            9,942            11,765
                                                                                     ------------      ------------

            Total assets .......................................................     $    429,401      $    417,110
                                                                                     ============      ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long-term debt ......................     $        231      $      1,171
      Accounts payable and accrued liabilities .................................          154,986           122,470
      Contract billings in excess of cost and recognized income ................           26,424            30,957
      Accrued income taxes .....................................................            9,337             9,069
      Capital lease payable ....................................................            5,732                --
                                                                                     ------------      ------------

            Total current liabilities ..........................................          196,710           163,667

2.75% Convertible senior notes .................................................           70,000            70,000
Long-term debt .................................................................              496             2,324
Other liabilities ..............................................................            1,099             1,075
                                                                                     ------------      ------------

            Total liabilities ..................................................          268,305           237,066

Stockholders' equity:
      Class A preferred stock, par value $.01 per share,
        1,000,000 shares authorized, none issued ...............................               --                --
      Common stock, par value $.05 per share, 35,000,000 shares
        authorized; 21,635,725 shares issued at June 30, 2005
        (21,425,980 at December 31, 2004) ......................................            1,082             1,071
      Capital in excess of par value ...........................................          160,931           156,175
      Retained earnings ........................................................            3,797            23,614
      Treasury stock at cost, 93,613 shares (63,196 at December 31, 2004) ......           (1,057)             (555)
      Deferred compensation ....................................................           (4,515)           (1,639)
      Notes receivable for stock purchases .....................................             (223)             (216)
      Accumulated other comprehensive income ...................................            1,081             1,594
                                                                                     ------------      ------------
            Total stockholders' equity .........................................          161,096           180,044
                                                                                     ------------      ------------
            Total liabilities and stockholders' equity .........................     $    429,401      $    417,110
                                                                                     ============      ============


      See accompanying notes to condensed consolidated financial statements

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS                        SIX MONTHS
                                                                   ENDED JUNE 30,                     ENDED JUNE 30,
                                                          ------------------------------------------------------------------
                                                              2005              2004             2005              2004
                                                          ------------      ------------      ------------      ------------
                                                                              RESTATED                           RESTATED
Contract revenue ....................................     $    164,196      $    116,204      $    295,798      $    217,851

Operating expenses:
         Contract ...................................          144,525            98,170           259,360           184,887
         Depreciation and amortization ..............            4,950             3,959            10,257             7,672
         General and administrative .................           18,774            11,216            35,842            21,618
         Other operating costs ......................                -               822             1,084             1,608
                                                          ------------      ------------      ------------      ------------

                                                               168,249           114,167           306,543           215,785
                                                          ------------      ------------      ------------      ------------

            Operating income (loss) .................           (4,053)            2,037           (10,745)            2,066

Other income (expense):
         Interest - net .............................             (519)             (777)           (1,065)           (1,087)
         Other - net ................................              135                49               239               288
                                                          ------------      ------------      ------------      ------------

                                                                  (384)             (728)             (826)             (799)
                                                          ------------      ------------      ------------      ------------

            Income (loss) before income taxes .......           (4,437)            1,309           (11,571)            1,267

Provision for income taxes ..........................            5,482             2,911             8,246             3,036
                                                          ------------      ------------      ------------      ------------

            Net loss ................................     $     (9,919)     $     (1,602)     $    (19,817)     $     (1,769)
                                                          ============      ============      ============      ============


Loss per common share:

         Basic ......................................     $       (.47)     $       (.08)     $       (.93)     $       (.08)
                                                          ============      ============      ============      ============

         Diluted ....................................     $       (.47)     $       (.08)     $       (.93)     $       (.08)
                                                          ============      ============      ============      ============

Weighted average number of common shares outstanding:

         Basic ......................................       21,253,737        20,887,493        21,251,997        20,814,398
                                                          ============      ============      ============      ============

         Diluted ....................................       21,253,737        20,887,493        21,251,997        20,814,398
                                                          ============      ============      ============      ============


      See accompanying notes to condensed consolidated financial statements

                              WILLBROS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                           ACCUMULATED
                                                                                                  NOTES      OTHER
                                                  CAPITAL                                       RECEIVABLE   COMPRE-     TOTAL
                              COMMON STOCK       IN EXCESS                           DEFERRED       FOR      HENSIVE     STOCK-
                        -----------------------   OF PAR     RETAINED    TREASURY     COMPEN-      STOCK      INCOME     HOLDERS'
                          SHARES      PAR VALUE   VALUE      EARNINGS      STOCK      SATION     PURCHASES    (LOSS)     EQUITY
                        -----------   ---------  ---------   ---------   ---------   ---------  ----------   -------   -----------
Balance,
  January 1, 2005 ....   21,425,980   $   1,071  $ 156,175   $  23,614   $    (555)  $  (1,639)  $    (216)  $ 1,594   $   180,044
    Comprehensive
    Loss:
    Net loss .........           --          --         --     (19,817)         --          --          --        --       (19,817)
    Foreign currency
    translation
    adjustment .......           --          --         --          --          --          --          --      (513)         (513)
                                                                                                                       -----------

    Total
    comprehensive
    loss .............                                                                                                     (20,330)

Amortization of note
  discount ...........           --          --         --          --          --          --          (7)       --            (7)

Restricted stock
  grants .............      175,000           9      3,822          --          --      (3,831)         --        --            --

Deferred
  compensation, net
  of forfeitures .....           --          --        574          --        (271)        955          --        --         1,258

Vesting of restricted
  stock rights .......       10,875           1         (1)         --          --          --          --        --            --

Additions to treasury
  stock ..............           --          --         --          --        (231)         --          --        --          (231)

Issuance of common
  stock under
  employee
  benefit plan .......        3,870          --         79          --          --          --          --        --            79

Exercise of stock
  options ............       20,000           1        282          --          --          --          --        --           283
                        -----------   ---------  ---------   ---------   ---------   ---------   ---------   -------   -----------


Balance June 30,
  2005 ...............   21,635,725   $   1,082  $ 160,931   $   3,797   $  (1,057)  $  (4,515)  $    (223)  $ 1,081   $   161,096
                        ===========   =========  =========   =========   =========   =========   =========   =======   ===========



      See accompanying notes to condensed consolidated financial statements

                              WILLBROS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                              ---------------------------
                                                                                 2005             2004
                                                                              -----------     -----------
                                                                                                RESTATED
Cash flows from operating activities:
      Net loss ...........................................................    $   (19,817)    $    (1,769)
      Reconciliation of net loss to net cash provided by
        (used in) operating activities:
          Depreciation and amortization ..................................         10,257           7,672
          Amortization of debt issue costs ...............................            942             740
          Amortization of deferred compensation ..........................          1,258             321
          Amortization of discount on notes receivable for stock purchases             (7)            (29)
          Loss (gain) on retirements of property, plant and equipment ....            (71)           (138)
          Equity in joint ventures, net ..................................           (185)          7,781
          Deferred income tax benefit ....................................            452           2,851
          Changes in operating assets and liabilities:
              Accounts receivable ........................................          8,537         (26,258)
              Contract cost and recognized income not yet billed .........        (28,894)          7,841
              Prepaid expenses ...........................................         (7,774)         (8,036)
              Parts inventory, net .......................................              4            (203)
              Other assets ...............................................            888            (737)
              Accounts payable and accrued liabilities ...................         33,177          (3,118)
              Accrued income taxes .......................................            324           4,227
              Contract billings in excess of cost and recognized income ..         (4,538)         (3,497)
              Other liabilities ..........................................             21             841
                                                                              -----------     -----------
                   Cash provided by (used in) operating activities .......         (5,426)        (11,511)
Cash flows from investing activities:
      Proceeds from sale of equipment ....................................          1,538             292
      Purchase of property, plant and equipment ..........................        (17,226)        (16,173)
                                                                              -----------     -----------
                   Cash used in investing activities .....................        (15,688)        (15,881)
Cash flows from financing activities:
      Proceeds from notes payable ........................................            770             535
      Proceeds from issuance of common stock .............................            362           2,219
      Repayment of notes payable .........................................             --            (764)
      Payments on capital lease ..........................................           (405)             --
      Acquisition of treasury stock ......................................           (231)             --
      Costs of debt issues ...............................................            (11)         (5,423)
      Proceeds from issuance of 2.75% convertible senior notes ...........             --          70,000
      Collections of notes receivable for stock purchases ................             --             350
      Repayments of long-term debt .......................................         (3,537)        (14,000)
                                                                              -----------     -----------
                   Cash provided by (used in) financing activities .......         (3,052)         52,917
Effect of exchange rate changes on cash and cash equivalents .............           (102)             35
                                                                              -----------     -----------
Cash provided by (used in) all activities ................................        (24,268)         25,560
Cash and cash equivalents, beginning of period ...........................         78,720          20,969
                                                                              -----------     -----------
Cash and cash equivalents, end of period .................................    $    54,452     $    46,529
                                                                              ===========     ===========
Cash payments made during the period:
      Interest ...........................................................    $     1,205     $       500
      Income taxes .......................................................    $     6,397     $     2,316
Non-cash investing and financing transactions:
      Property obtained by capital lease .................................    $     5,732     $        --

      See accompanying notes to condensed consolidated financial statements

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the "Company") reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows of the Company for all interim periods presented.

     Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2004 audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations and cash flows for the six month period ended June 30, 2005 are not necessarily indicative of the operating results to be achieved for the full year.

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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

2.   RESTATEMENT (CONTINUED)

     The Company's review of its historical accounting also identified other accounting errors which were corrected in the Company's restated consolidated financial statements. Financial statement adjustments resulting from misconduct of certain members of the international subsidiaries' management had a negative impact on the Company's consolidated loss of approximately $1,374 and $2,085 for the three months and six months ended June 30, 2004, respectively. The impact of the correction of other accounting errors for the same periods had a positive impact on the Company's consolidated loss of $265 and $1,041, respectively.

     The impact on the Company's consolidated cumulative earnings (loss) as a result of all financial statement adjustments through June 30, 2004 was approximately ($14,356), with ($1,044) in such adjustments occurring in the six months ended June 30, 2004. See Note 2 of the "Notes to Consolidated Financial Statements" included in Item 8 of the Company's Annual Report on Form 10-K for information about the various adjustments recorded for fiscal periods prior to 2004, which resulted in consolidated cumulative earnings (loss) through December 31, 2003 of approximately ($13,312).

     The impact on the restated three-month and six-month periods ended June 30, 2004, is presented below.


                                                             Three Months Ended June 30, 2004
                                                        ----------------------------------------------
                                                        As Reported       Adjustments       Restated
                                                        ------------     ------------     ------------

Contract revenue                                        $    116,003     $        201     $    116,204
Operating expenses                                           112,903            1,264          114,167
                                                        ------------     ------------     ------------
      Operating income (loss)                                  3,100           (1,063)           2,037
Other income (expense)                                          (682)             (46)            (728)
                                                        ------------     ------------     ------------
      Income (loss) before income taxes                        2,418           (1,109)           1,309
Provision for income taxes                                     2,911               --            2,911
                                                        ------------     ------------     ------------
      Net income (loss)                                 $       (493)    $     (1,109)    $     (1,602)
                                                        ============     ============     ============

Income (loss) per common share:
      Basic                                             $       (.02)    $       (.06)    $       (.08)
      Diluted                                           $       (.02)    $       (.06)    $       (.08)
Weighted average number of common shares outstanding:
      Basic                                               20,887,493       20,887,493       20,887,493
      Diluted                                             20,887,493       20,887,493       20,887,493

                                                                 Six Months Ended June 30, 2004
                                                        ----------------------------------------------
                                                        As Reported      Adjustments        Restated
                                                        ------------     ------------     ------------
Contract revenue                                        $    218,341     $       (490)    $    217,851
Operating expenses                                           215,324              461          215,785
                                                        ------------     ------------     ------------
      Operating income (loss)                                  3,017             (951)           2,066
Other income (expense)                                          (706)             (93)            (799)
                                                        ------------     ------------     ------------
      Income (loss) before income taxes                        2,311           (1,044)           1,267
Provision for income taxes                                     3,036               --            3,036
                                                        ------------     ------------     ------------
      Net income (loss)                                 $       (725)    $     (1,044)    $     (1,769)
                                                        ============     ============     ============

Income (loss) per common share:
      Basic                                             $       (.03)    $       (.05)    $       (.08)
      Diluted                                           $       (.03)    $       (.05)    $       (.08)
Weighted average number of common shares outstanding:
      Basic                                               20,814,398       20,814,398       20,814,398
      Diluted                                             20,814,398       20,814,398       20,814,398

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

2.   RESTATEMENT (CONTINUED)

THE FINANCIAL EFFECTS CAUSED BY THE RESTATEMENT ARE AS FOLLOWS:                                     Three Months       Six Months
                                                                                                   June 30, 2004     June 30, 2004
                                                                                                   --------------   --------------
INCREASE/(DECREASE) IN CONTRACT REVENUE ATTRIBUTABLE TO:
o An error in the recognition of change order revenue on a Nigerian contract                        $        250     $        250
o The recalculation of revenue on the Bolivia Transierra Project as a result of the timing of
   percentage of completion revenue                                                                          (74)             139
o The reclassification of contract revenue and contract costs associated with an error in the
   recording of provisions for loss contracts                                                                 30             (905)
o The recalculation of percentage of completion revenue for the removal of fraudulent charges
   incorrectly recorded to individual projects                                                               (28)             (12)
o Correction of percentage completion revenue recognition to reflect the reclassification
   of fraudulent consulting fees as other operating costs                                                     23               38
                                                                                                    ------------     ------------
TOTAL INCREASE/(DECREASE) IN CONTRACT REVENUE                                                       $        201     $       (490)
                                                                                                    ============     ============

(INCREASE)/DECREASE IN OPERATING EXPENSE ATTRIBUTABLE TO:
o Accrual of unreported and unpaid value added taxes and payroll taxes related to certain
   international subsidiaries                                                                       $       (376)    $       (742)
o The reclassification of contract revenue and contract costs associated with an error in the
   recording of the provisions for loss contracts                                                            (30)             905
o Increase in contract cost for an error in accounting for prepaid barge costs                                --             (401)
o The recalculation of contract cost on the Bolivia Transierra Project as a result of the
   Bolivia tax assessments                                                                                (1,043)          (1,043)
o Increase due to fraudulent invoices inappropriately capitalized                                            (15)             (80)
o Decrease due to error in accounting for parts inventory                                                    200              900
                                                                                                    ------------     ------------
TOTAL (INCREASE)/DECREASE IN OPERATING COSTS                                                        $     (1,264)    $       (461)
                                                                                                    ============     ============

(INCREASE)/DECREASE IN OTHER INCOME (EXPENSE) ATTRIBUTABLE TO:
o Provision for penalties and interest associated with the underpayment of various taxes in
   our international subsidiaries                                                                   $       (111)    $       (234)
o Decrease due to error in the amortization period used to amortize debt issuance costs                       50              111
o Other miscellaneous corrections                                                                             15               30
                                                                                                    ------------     ------------
TOTAL (INCREASE)/DECREASE IN OTHER INCOME (EXPENSE)                                                 $        (46)    $        (93)
                                                                                                    ============     ============
TOTAL INCREASE IN NET LOSS                                                                          $     (1,109)    $     (1,044)
                                                                                                    ============     ============

3.   STOCK-BASED COMPENSATION

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation and interpretation of APB Opinion No. 25", to account for its fixed-plan stock options. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123", established accounting and disclosure requirements using fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. Compensation cost related to restricted stock awards and restricted stock rights awards is measured as the market price of the Company's common stock at the date of the award, and compensation cost is recognized over the vesting period, typically four years.

     The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in for the three-month and six-month periods ended June 30, 2005 and 2004:

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

3.   STOCK-BASED COMPENSATION (CONTINUED)


                                                   THREE MONTHS                          SIX MONTHS
                                                  ENDED JUNE 30,                        ENDED JUNE 30,
                                        ---------------------------------     --------------------------------
                                            2005               2004                2005                2004
                                        --------------     --------------     --------------     --------------
                                                              RESTATED                              RESTATED
Net loss as reported ...............    $       (9,919)    $       (1,602)    $      (19,817)    $       (1,769)

Add stock-based employee
  compensation included in net
  income, after tax ................               598                160              1,258                321

Less stock-based employee
  compensation determined under
  fair value method, after tax .....              (586)              (243)            (1,338)              (446)
                                        --------------     --------------     --------------     --------------

Pro forma net loss .................    $       (9,907)    $       (1,685)    $      (19,897)    $       (1,894)
                                        ==============     ==============     ==============     ==============

Income (loss) per share:
  Basic, as reported ...............    $         (.47)    $         (.08)    $         (.93)    $         (.08)
                                        ==============     ==============     ==============     ==============
  Basic, pro forma .................    $         (.47)    $         (.08)    $         (.94)    $         (.09)
                                        ==============     ==============     ==============     ==============
  Diluted, as reported .............    $         (.47)    $         (.08)    $         (.93)    $         (.08)
                                        ==============     ==============     ==============     ==============
  Diluted, pro forma ...............    $         (.47)    $         (.08)    $         (.94)    $         (.09)
                                        ==============     ==============     ==============     ==============

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS 153, "Exchanges of Non-monetary Assets," which amends APB Opinion No. 29. The guidance in APB 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The Company will adopt the standard as of the effective date and the Company believes the standard will not have a material impact on its financial statements.

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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005, and may impact certain inventory costs the Company incurs after January 1, 2006. The Company is currently evaluating the impact, if any, of this standard on its consolidated financial statements.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

4.   NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

5.   FOREIGN EXCHANGE RISK

     The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2005 or June 30, 2004, or during the six-month periods then ended.

6.   INCOME TAXES

     During the three-month and six-month periods ended June 30, 2005, the Company recorded income taxes of $5,482 and $8,246, respectively, on losses before income taxes of $4,437 and $11,571, respectively, resulting in effective income tax rates in excess of 100% for the periods. During the restated three-month and six-month periods ended June 30, 2004, the Company recorded a provision for income taxes of $2,911 and $3,036, respectively, on income before income taxes of $1,309 and $1,267 respectively. The circumstances that gave rise to the Company recording provisions for income taxes when the Company had losses before income taxes for the three-month and six-month periods ended June 30, 2005 were primarily the result of income taxes in certain countries being based on a deemed income rather than on taxable income and the fact that losses in one country are not able to be used to offset taxable income in another country.

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

51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at June 30, 2005). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's common stock exceeds 120 percent of the then current conversion price, or $23.36 per share based on the initial conversion price. Unamortized debt issue costs of $2,672 associated with the Convertible Notes are included in other assets at June 30, 2005 and are being amortized over the seven-year period ending March 2011. In the event of a default under any Company credit agreement other than the indenture covering the Convertible Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the Convertible Notes. Since the non-compliance issues under the 2004 Credit Facility discussed in Note 8 below did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the Convertible Notes.

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

8.   2004 CREDIT FACILITY

     On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the "2004 Credit Facility"). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40 percent of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly, ranging from 0.375 percent to 0.625 percent. The 2004 Credit Facility is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Unamortized debt issue costs of $2,238 associated with the 2004 Credit Facility are included in other assets at June 30, 2005 and are amortized over the term of the 2004 Credit Facility ending March 2007.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

8.   2004 CREDIT FACILITY (CONTINUED)


     As of June 30, 2005, there were no borrowings under the 2004 Credit Facility and there were $50,156 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $150,000 (see "Waiver Amendment" below).

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

   Basic and diluted earnings (loss) per common share for the three-month and six-month periods ended June 30, 2005 and 2004, are computed as follows:


                                                          THREE MONTHS                         SIX MONTHS
                                                        ENDED JUNE 30,                        ENDED JUNE 30,
                                              ---------------------------------     ---------------------------------
                                                    2005              2004              2005             2004
                                              --------------     --------------     --------------     --------------
                                                                    RESTATED                              RESTATED
Net loss applicable to
  common shares ..........................    $       (9,919)    $       (1,602)    $      (19,817)    $       (1,769)
                                              ==============     ==============     ==============     ==============

Weighted average number of
  common shares outstanding
  for basic earnings per share ...........        21,253,737         20,887,493         21,251,997         20,814,398

Effect of dilutive potential common
  shares from stock options ..............                --                 --                 --                 --
                                              --------------     --------------     --------------     --------------

Weighted average number of
  common shares outstanding
  for diluted earnings per share .........        21,253,737         20,887,493         21,251,997         20,814,398
                                              ==============     ==============     ==============     ==============

Loss per common share:
  Basic ..................................    $         (.47)    $         (.08)    $         (.93)    $         (.08)
                                              ==============     ==============     ==============     ==============
  Diluted ................................    $         (.47)    $         (.08)    $         (.93)    $         (.08)
                                              ==============     ==============     ==============     ==============

     The Company incurred net losses for the three-month and six-month periods ended June 30, 2005 and 2004 and has therefore excluded securities from the computation of diluted earnings per share as the effect would be anti-dilutive.

     The weighted average number of potential common shares excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect was 3,595,277 shares issuable upon conversion of the Convertible Notes, 921,520 shares from options, and 288,375 restricted shares of common stock at June 30, 2005; 3,595,277 shares issuable upon conversion of the Convertible Notes 1,200,128 shares from options and 162,500 restricted shares of common stock at June 30, 2004.

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

     The tables below reflect the Company's operating segments as of and for the three-month and six-month periods ended June 30, 2005 and 2004:


                                          Three Months Ended June 30, 2005        Six Months Ended June 30, 2005
                                          ----------------------------------    ----------------------------------
                                                                     US &                                  US &
                                           Total        Int'l       Canada       Total        Int'l       Canada
                                          --------     --------     --------    --------     --------     --------
Revenue                                   $164,196     $ 98,180     $ 66,016    $295,798     $185,214     $110,584
Operating expense:
     Contract costs                        144,525       87,082       57,443     259,360      160,662       98,698
     Depreciation and amortization           4,950        2,655        2,295      10,257        5,671        4,586
     General and administrative             18,774       14,984        3,790      35,842       27,503        8,339
     Other operating costs                       -            -            -       1,084        1,084            -
                                          --------     --------     --------    --------     --------     --------
                                           168,249      104,721       63,528     306,543      194,920      111,623
                                          --------     --------     --------    --------     --------     --------

Operating income (loss)                   $ (4,053)    $ (6,541)    $  2,488    $(10,745)    $ (9,706)    $ (1,039)
                                          ========     ========     ========    ========     ========     ========


                                            Three Months Ended June 30, 2004        Six Months Ended June 30, 2004
                                          -----------------------------------     -----------------------------------
                                                      RESTATED                                     RESTATED
                                                                      US &                                     US &
                                           Total         Int'l       Canada         Total        Int'l       Canada
                                          ---------    ---------    ---------     ---------    ---------    ---------

Revenue                                   $ 116,204    $  61,434    $  54,770     $ 217,851    $ 124,920    $  92,931
Operating expense:
     Contract costs                          98,170       48,450       49,720       184,887      101,435       83,452
     Depreciation and amortization            3,959        2,138        1,821         7,672        4,317        3,355
     General and administrative              11,216        5,775        5,441        21,618       11,431       10,187
     Other operating costs                      822          822            -         1,608        1,608            -
                                          ---------    ---------    ---------     ---------    ---------    ---------
                                            114,167       57,185       56,982       215,785      118,791       96,994
                                          ---------    ---------    ---------     ---------    ---------    ---------

Operating income (loss)                   $   2,037    $   4,249    $  (2,212)    $   2,066    $   6,129    $  (4,063)
                                          =========    =========    =========     =========    =========    =========


Total assets by segment are presented below:


                                             June 30,      December 31,
                                              2005             2004
                                          -------------    -------------

International                             $     243,092    $     225,262
United States & Canada                          186,309          191,848
                                          -------------    -------------

Total Consolidated Assets                 $     429,401    $     417,110
                                          =============    =============


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

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

11.  CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES

     On January 6, 2005, J. Kenneth Tillery, President of Willbros International, Inc. ("WII"), who was principally responsible for international operations, including Bolivian operations, resigned from the Company as discussed in Note 2 above.

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

     We have received a demand from a party in Nigeria requesting repayment of an alleged $500 note payable. However, credible evidence of the transaction has not been furnished and the Company has not found any record that any funds were received from the party. Additionally, we have received another claim from a second party in Nigeria for the repayment of a separate alleged $1,000 note payable. Based on our investigation of the events surrounding these purported February 2005 transactions, we believe there is no lawful basis for the claims. Furthermore, independent of whether the claims are credible, we believe that recognizing these alleged liabilities could constitute a violation of the United States Foreign Corrupt Practices Act. Accordingly, the Company had not recorded any liability or expenses for the $1,500 in claims.

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

     In connection with the Company's 10 percent interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10 percent of the joint venture's outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid. As of June 30, 2005, the maximum amount of future payments the Company could be required to make under this guarantee is approximately $2,919.

     From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company's customers may require the Company to provide letters of credit or insurance bonds with regard to the Company's performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2005, the Company had approximately $129,366 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of June 30, 2005 related to these commitments.

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

11.  CONTINGENCIES, COMMITMENTS AND OTHER CIRCUMSTANCES (CONTINUED)


     During the first quarter of 2005, the Company entered into a capital lease agreement for a 90,000 square foot building on 10 acres of land in Edmonton, Alberta with an option to purchase the building for a total of $6,514 (Canadian $8,000). Under the terms of the agreement, the Company made payments of approximately $620 (Canadian $750) through June 30, 2005, and will purchase the building in December 2005 for a lump sum payment of approximately $5,894 (Canadian $7,250). At June 30, 2005, approximately $2,531 (Canadian $3,113) of costs have been incurred for equipping and preparing the building for use. The Company will begin depreciating the building and other components of the facility when operations commence in the second half of 2005.

     At June 30, 2005 and December 31, 2004, other assets include anticipated recoveries from insurance or third parties of $3,840 and $4,445, respectively, related to repairs of pipelines under two construction projects. The Company believes the recovery of certain of these costs from insurance or other parties is probable. Actual recoveries may vary from these estimates.

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

     Payments made to companies where Mr. Tillery appears to have an undisclosed ownership interest, varying from 13 percent to 40 percent, or over which he appears to have exercised significant influence during the three-month and six-month periods ended June 30, 2005 and June 30, 2004 were recorded as contract cost on Nigerian and Bolivian projects and are detailed below.



                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                 ---------------------------   --------------------------
                                    2005           2004           2005           2004
                                 -----------    ------------   -----------    -----------
Hydrodive International, Ltd.    $     2,036    $     1,184    $     3,279    $     2,474
Hydrodive Nigeria Ltd.                    --             19             --             64
Kaplan and Associates                     --             37             --            143
Oco Industrial Services Ltd.              --             27              3             50
Windfall Energy Services                  --            233            300            383
                                 -----------    -----------    -----------    -----------
         Total                   $     2,036    $     1,500    $     3,582    $     3,114
                                 ===========    ===========    ===========    ===========

                              WILLBROS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

12.  RELATED PARTY TRANSACTIONS (CONTINUED)

         Outstanding amounts owed to related parties in which Mr. Tillery appears to have had an undisclosed ownership interest or over which he appears to have exercised significant influence and which are included in accounts payable and accrued liabilities are as follows:

                                       JUNE 30,                     DECEMBER 31,
                                         2005                           2004
                                      ----------                    -----------
Hydrodive International, Ltd.         $        6                     $    1,846
Windfall Energy Services                   1,344                            300
Oco Industrial Services Ltd.                  25                             --
Hydrodive Nigeria, Ltd.                       18                              5
                                      ----------                     ----------

     Total                            $    1,393                     $    2,151
                                      ==========                     ==========

         In addition, it appears that Mr. Tillery had an equity interest in Addax Petroleum of Nigeria ("Addax") during an unknown period prior to April 2003. During this period subsidiaries of the Company were paid for various services which they performed for Addax. Subsequent to March 2003, Mr. Tillery purportedly sold his equity interest in Addax. The subsidiaries of the Company continued to perform services for Addax and/or its successor company ("New Addax"). During the three-month and six month periods ended June 30, 2005, the Company recorded revenue for services provided to New Addax as follows:

                                           THREE MONTHS                             SIX MONTHS
                                          ENDED JUNE 30,                          ENDED JUNE 30,
                                  ---------------------------------       --------------------------------
                                      2005                2004                2005                2004
                                  -----------        -------------        ------------        ------------
New Addax Revenue                 $     675          $     8,137          $      675          $   16,287
% of Consolidated Revenue               0.4%                 7.0%                0.2%                7.5%

         The Company had outstanding accounts receivable from New Addax and contract cost and recognized income not yet billed to New Addax of $0 and $13,619 at June 30, 2005 and 2004, respectively. In 2005, the Company entered into a global settlement with New Addax for outstanding receivables, change orders, and claims for $10,000. The settlement was recovered in full in May 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS OR UNLESS NOTED OTHERWISE)

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements for the three-month and six-month interim periods ended June 30, 2005 and 2004, included in Item 1 of this report, and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

FINANCIAL SUMMARY

         For the quarter ended June 30, 2005, we had a loss of ($0.47) per share on revenue of $164,196. This compares to revenue of $116,204 in the same restated quarter in 2004, when we reported a loss of ($0.08) per share.

         Revenue of $164,196 for the second quarter of 2005 represents a $47,992 (41%) increase over the revenue for the same restated period in 2004. In the second quarter of this year, international revenue increased $36,746 primarily because of a $72,693 increase from new work in Nigeria and West Africa, partially offset by a $33,924 decrease in revenue from completed 2004 projects in Iraq ($25,132), Bolivia ($6,343) and Venezuela ($2,449). United States and Canada revenue increased $11,246 primarily as a result of $5,090 of increased activity in Canada, and a $7,208 increase in engineering revenues.

         Contract costs increased $46,355 (47%) to $144,525 in the second quarter of 2005 as compared to the same restated quarter of 2004 due to the activity increases in both operating segments. Overall, margins decreased by 3.5% in the second quarter of 2005 as compared to the same restated quarter in 2004.

         G&A expenses increased $7,558 (67%) to $18,774 in the second quarter of 2005 from $11,216 in the restated second quarter of last year. The increase in G&A expenses includes $2,811 related to the Audit Committee's internal investigation, $1,007 in Nigeria due to increased activity, $670 in Bolivia as close-out costs of the work country, $3,070 increase in IT support costs and additional Houston office labor costs to support the effort of Audit Committee's independent investigation, and increased operating activity.

         We recognized $5,482 of tax expense on a $4,437 pre-tax loss in the second quarter of 2005. The $2,571 tax expense increase in the second quarter of 2005 resulted from $72,693 of increased revenue in Nigeria and West Africa as compared to the same restated quarter in 2004. Tax expense of $5,482 in the second quarter of 2005 results primarily from accruing income taxes in Nigeria where taxes are calculated and based on a deemed income (percentage of revenue) instead of actual pre-tax income.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         In our report on Form 10-K for the year ended December 31, 2004, we identified and disclosed three critical accounting policies: (a) Revenue
Recognition: Percentage-of-Completion Method; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the three-month period ended June 30, 2005.

SIGNIFICANT BUSINESS DEVELOPMENTS

OTHER FINANCIAL MEASURES

EBITDA

         We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for the six months ended June 30, 2005 was ($249) as compared to $10,026 for the same restated period in 2004, an $10,275 (102%) decrease.

A reconciliation of EBITDA to GAAP financial information follows:

                                                  SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------
                                                  2005                  2004
                                              -----------            ----------
                                                                      RESTATED
Net loss                                      $   (19,817)           $   (1,769)
Interest, net                                       1,065                 1,087
Provision for income taxes                          8,246                 3,036
Depreciation and amortization                      10,257                 7,672
                                              -----------            ----------

EBITDA                                        $      (249)           $   10,026
                                              ===========            ==========

BACKLOG

         We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. Backlog as of June 30, 2005 was $716,534 with an estimated embedded margin of 19.7% compared to $660,932 at December 31, 2004 with an estimated embedded margin of 21.6%. Included in the backlog at June 30, 2005 is $19,737 of gas processing revenue with an estimated embedded margin of 100%. The gas processing revenue is associated with the 10-year gas processing contract for our Opal Gas Plant. If backlog amounts were reduced by eliminating the effects of the Opal gas processing contract, the adjusted estimated embedded margin would be 17.4% as of June 30, 2005. An estimated $303,694 (42.4%) of the current backlog is scheduled to be worked off during the remainder of 2005.

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

         Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations. During the six-month period ended June 30, 2004, the Venezuelan Bolivar experienced significant devaluation relative to the U.S. dollar and the restated first six months of 2004 included a foreign exchange gain of $345 resulting from the translation of our Bolivar denominated monetary assets and liabilities into U.S. dollars. In the first six months of 2005 we had a foreign exchange gain of $21 on the Bolivar.

THREE MONTHS ENDED JUNE 30, 2005, COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

CONTRACT REVENUE

         Contract revenue increased $47,992 (41%) to $164,196 due to increases in both International and United States and Canada segments. A quarter-to-quarter comparison of revenue is as follows:

                                                THREE MONTHS ENDED JUNE 30,
                               ------------------------------------------------------------
                                                                     INCREASE       PERCENT
                                   2005              2004           (DECREASE)       CHANGE
                               -----------       -----------       ------------     --------
                                                   RESTATED
International                  $    98,180       $    61,434       $     36,746         60%
United States & Canada              66,016            54,770             11,246         21%
                               -----------       -----------       ------------
Total                          $   164,196       $   116,204       $     47,992         41%
                               ===========       ===========       ============

         International revenue increased $36,746 primarily because of a $72,693 increase from new work in Nigeria and West Africa, partially offset by a $33,924 decrease in revenue from the completed 2004 projects in Iraq ($25,132), Bolivia ($6,343) and Venezuela ($2,449). United States and Canada revenue increased $11,246 primarily as a result of $5,090 of increased activity in Canada, and a $7,208 increase in engineering revenue.

CONTRACT INCOME

         Contract income increased $1,637 (9%) to $19,671 in the second quarter of 2005 as compared to the same restated quarter in 2004. A comparison of contract income is included in the table below.

                                                           THREE MONTHS ENDED JUNE 30,
                                   ----------------------------------------------------------------------------
                                                  % of                      % of        INCREASE      PERCENT
                                      2005       Revenue       2004        Revenue     (DECREASE)      CHANGE
                                   ----------    -------    ----------     -------     ----------    ----------
                                                             RESTATED
International                      $   11,098      11.3     $   12,984       21.1      $   (1,886)          (15%)
United States & Canada                  8,573      13.0          5,050        9.2           3,523            70%
                                   ----------               ----------                 ----------
Total                              $   19,671      12.0     $   18,034       15.5      $    1,637             9%
                                   ==========               ==========                 ==========

         United States and Canada contract income increased $3,523 during the second quarter of 2005. Contract margin also increased by 3.8% during this period. The increased contract income and margin is mainly due to improved margins at our North America RPI division along with increased engineering activity and slightly higher engineering margins. International contract income decreased $1,886 in the second quarter of 2005. The decrease is mainly due to the completion of the higher margin Iraq project in 2004 along with the Bolivia contract settlement in the second quarter of 2004. This was partially offset by increased contract income in Nigeria primarily attributable to the large Eastern Gas Gathering Project. The additional work in Nigeria in 2005 was subject to a much lower contract margin as compared to the margin recognized from the completed 2004 Iraq project. The margin in the second quarter of 2004 also benefited from the Bolivia Transierra Project settlement. International contract margins declined 9.8% in the second quarter of 2005 as compared to the same restated quarter in 2004.

OTHER OPERATING EXPENSES

         Depreciation and amortization increased $991 (25%) in the second quarter of 2005 as compared to the same restated quarter in 2004 primarily due to additions to equipment in Nigeria over the last year, and depreciation on the new information system.

         G&A expenses increased $7,558 (67%) to $18,774 in the second quarter of 2005 from $11,216 in the restated second quarter of last year. The increase in G&A expenses includes $2,811 related to the Audit Committee's internal investigation, $1,007 in Nigeria due to increased activity, $670 in Bolivia as close-out costs of the work country, $3,070 increase in IT support costs and additional Houston office labor costs to support the effort of Audit Committee's independent investigation and increased operating activity.

NON-OPERATING ITEMS

         Other income/(expense) decreased from $728 of expense in the restated second quarter of 2004 to $384 of expense in the same quarter of 2005. The $344 quarter-to-quarter favorable variance is primarily attributable to increased interest income of $337.

         We recognized $5,482 of tax expense on a $4,437 pre-tax loss in the second quarter of 2005. The $2,571 tax expense increase in the second quarter of 2005 resulted primarily from $72,693 of increased revenue in Nigeria and West Africa as compared to the same restated quarter in 2004. Tax expense of $5,482 in the second quarter of 2005 results primarily from accruing income taxes in Nigeria where taxes are calculated and based on a deemed income (percentage of revenue) instead of actual pre-tax income.

SIX MONTHS ENDED JUNE 30, 2005, COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

CONTRACT REVENUE

         Contract revenue increased $77,947 (36%) to $295,798 due to increases in both International and United States and Canada segments. A quarter-to-quarter comparison of revenue is as follows:

                                                  SIX MONTHS ENDED JUNE 30,
                                   -------------------------------------------------------
                                                                  INCREASE       PERCENT
                                      2005           2004        (DECREASE)       CHANGE
                                   ----------     ----------     ----------     ----------
                                                   RESTATED
International                      $  185,214     $  124,920     $   60,294             48%
United States & Canada                110,584         92,931         17,653             19%
                                   ----------     ----------     ----------
Total                              $  295,798     $  217,851     $   77,947             36%
                                   ==========     ==========     ==========

         International revenue increased $60,294 primarily because of a $103,576 increase from new work in Nigeria and $24,164 from new work in West Africa, partially offset by a $60,332 decrease in revenue from the completed 2004 projects in Iraq ($41,101), Oman ($7,853) and Venezuela ($11,378). United States and Canada revenue increased $17,653 primarily as a result of $9,544 of increased activity in Canada and $12,370 of increased activity in engineering.

CONTRACT INCOME

         Contract income increased $3,474 (11%) to $36,438 for the first six months of 2005 as compared to the same restated first six months of 2004. A comparison of contract income is included in the table below.

                                                  SIX MONTHS ENDED JUNE 30,
                                   -------------------------------------------------------
                                                  % of                    % of      INCREASE      PERCENT
                                      2005       Revenue       2004      Revenue   (DECREASE)     CHANGE
                                   ----------    -------    ----------   -------   ----------   ----------
                                                             RESTATED
International                      $   24,552      13.3     $   23,485     18.8    $    1,067            5%
United States & Canada                 11,886      10.8          9,479     10.2         2,407           25%
                                   ----------               ----------             ----------
Total                              $   36,438      12.3     $   32,964     15.1    $    3,474           11%
                                   ==========               ==========             ==========


         United States and Canada contract income increased $2,407 during the first six months of 2005. Contract margin also increased by .6% during this period. The increased contract income and margin is mainly due to improved margins at our North America RPI division along with increased engineering activity and slightly higher engineering margins. International contract income increased $1,067 in the first six months of 2005. The increase is mainly due to the increased construction activity in Nigeria on the large EPC contracts with Shell Petroleum Development Company and Mobil producing Nigeria. The additional Nigeria contract income was partially offset by declines in Iraq, Bolivia, and Venezuela as these projects were completed or closed out in fiscal year 2004. The additional work in Nigeria in 2005 was subject to a much lower contract margin as compared to the margin recognized from the completed 2004 Iraq project. The margin in the first six months of 2004 also benefited from the Bolivia Transierra settlement. International contract margins declined 5.5% during the first six months of 2005.

OTHER OPERATING EXPENSES

         Depreciation and amortization increased $2,585 (34%) during the first six months of 2005 as compared to the same restated period in 2004 primarily due to additions to equipment in Nigeria over the last year, and depreciation on the new information system.

         G&A expenses increased $14,224 (66%) to $35,842 in the first six months of 2005 from $21,618 in the restated first six months of last year. The increase in G&A expenses includes $6,468 related to the Audit Committee's internal investigation, $1,440 in Nigeria due to increased activity, $517 in Bolivia as close-out costs of the work country, $539 in North America due to increased activity, $5,777 increase in IT support costs and additional Houston office labor costs to support the effort of Audit Committee's independent investigation and increased operating activity.

NON-OPERATING ITEMS

         We recognized $8,246 of tax expense on a $11,571 pre-tax loss in the first six months of 2005. The $5,210 tax expense increase in the first six months of 2005 resulted primarily from $103,576 of increased revenue in Nigeria as compared to the same restated first six months in 2004. Tax expense of $8,246 in the first six months of 2005 results primarily from accruing income taxes in Nigeria where taxes are calculated and based on a deemed income (percentage of revenue) instead of actual pre-tax income.

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

WORKING CAPITAL

         Cash and cash equivalents decreased $24,268 (31%) to $54,452 at June 30, 2005 from $78,720 at December 31, 2004. This decrease was primarily due to $17,226 of investing activities related to the acquisition of equipment, $5,426 cash used in operations, and a $2,767 net reduction of notes payable and long-term debt. Offsetting these decreases were cash provided by proceeds from sale of equipment of $1,538.

         Working capital decreased $30,248 (28%) from decreased cash of $24,268 and increased current liabilities of $33,043, offset by increased prepaid expenses, including inventory, of $7,704 and increased receivables and unbilled revenue of $19,359.

         Cash flows from operations improved by $6,085 compared to the restated same period in 2004, from a negative cash flow of $11,511 to a negative cash flow of $5,426.

         We believe the anticipated increase in revenue, a focus on reducing working capital requirements internationally, and increased analysis in the area of capital asset additions will improve cash flow from operations in 2005.

CONVERTIBLE NOTES

         On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75 percent Convertible Senior Notes (the "Convertible Notes"). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes total $70,000. The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The Convertible Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the Convertible Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require the Company to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 and upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the Convertible Notes may, under certain circumstances, convert the notes into shares of the Company's common stock at an initial conversion ratio of
51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at June 30, 2005). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company's common stock exceeds 120 percent of the then current conversion price, or $23.36 per share based on the initial conversion price. Unamortized debt issue costs of $2,672 associated with the Convertible Notes are included in other assets at June 30, 2005 and are being amortized over the seven-year period ending March 2011. In the event of a default under any Company credit agreement other than the indentures covering the Convertible Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the Convertible Notes. Since the non-compliance issues under the 2004 Credit Facility discussed in Note 8 below did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the Convertible Notes.

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

         The Indenture Amendment extends the initial date on or after which the Convertible Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which would requires the Company, in the event of a "fundamental change" which is a change of control event in which 10% or more of the consideration in the transaction consists of "cash", to make a "coupon make-whole payment" equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the Convertible Notes or (b) all scheduled interest on the Convertible Notes from the date of the transaction through March 15, 2013.

2004 CREDIT FACILITY

         On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the "2004 Credit Facility"). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40 percent of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. The 2004 Credit Facility is collateralized by substantially all of the Company's assets, including stock of the principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Unamortized debt issue costs of $2,238 associated with the 2004 Credit Facility are included in other assets at June 30, 2005 and are amortized over the term of the 2004 Credit Facility ending March 2007.

         As of June 30, 2005, there were no borrowings under the 2004 Credit Facility and there were $50,156 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $150,000 (see "Waiver Amendment" below).

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

LIQUIDITY

     We believe that cash flows from operations, future borrowing capacity under the 2004 Credit Facility and the net proceeds from the Convertible Notes offering will be sufficient to finance working capital and capital expenditures for ongoing operations at our present level of activity. Capital expenditures for equipment for the remainder of 2005 is estimated at $15,000. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively, the vast majority of which, should they occur, could be funded from our operations, existing cash balances, or future borrowing capacity. However, should the DOJ, SEC, or OFAC, as a result of their investigation, levy material civil and/or criminal fines or penalties against the Company, these fines could have a material adverse effect on the Company's liquidity and operations. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled "Risk Factors" contained in Items 1 and 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

CONTRACTUAL OBLIGATIONS

         As of June 30, 2005, we had $70,000 of outstanding debt related to the Convertible Notes.

         During the first quarter of 2005, the Company entered into a capital lease agreement for a 90,000 square foot building on 10 acres of land in Edmonton, Alberta with an option to purchase the building for a total of $6,514, (Canadian $8,000). Under the terms of the agreement, the Company made payments of approximately $620 (Canadian $750) through June 30, 2005, and will purchase the building in December 2005 for a lump sum payment of approximately $5,894 (Canadian $7,250).

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

FORWARD-LOOKING STATEMENTS

     THIS FORM 10-Q INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-Q THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS WHICH WE EXPECT OR ANTICIPATE WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), OIL, GAS, GAS LIQUIDS AND POWER PRICES, DEMAND FOR OUR SERVICES, THE AMOUNT AND NATURE OF FUTURE INVESTMENTS BY GOVERNMENTS, EXPANSION AND OTHER DEVELOPMENT TRENDS OF THE OIL, GAS AND POWER INDUSTRIES, BUSINESS STRATEGY, EXPANSION AND GROWTH OF OUR BUSINESS AND OPERATIONS, THE OUTCOME OF GOVERNMENT INVESTIGATIONS AND LEGAL PROCEEDINGS AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES WE MADE IN LIGHT OF OUR EXPERIENCE AND OUR PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AS WELL AS OTHER FACTORS WE BELIEVE ARE APPROPRIATE UNDER THE CIRCUMSTANCES. HOWEVER, WHETHER ACTUAL RESULTS AND DEVELOPMENTS WILL CONFORM TO OUR EXPECTATIONS AND PREDICTIONS IS SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. AS A RESULT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM OUR EXPECTATIONS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE CONTEMPLATED BY OUR FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

     o THE RESULTS OF GOVERNMENT INVESTIGATIONS INTO THE ACTIONS OF THE COMPANY AND OF CURRENT AND FORMER EMPLOYEES OF THE COMPANY, INCLUDING
          J. KENNETH TILLERY, THE FORMER PRESIDENT OF WILLBROS INTERNATIONAL, INC.;

     o THE IMPOSITION OF FINES, PENALTIES OR OTHER SANCTIONS THAT MIGHT BE IMPOSED AS A RESULT OF GOVERNMENT INVESTIGATIONS;

     o DIFFICULTIES WE MAY ENCOUNTER IN OBTAINING NEW BUSINESS, RETAINING EXISTING BUSINESS AND/OR COLLECTING RECEIVABLES IN NIGERIA AND ELSEWHERE BECAUSE OF THE SEVERANCE OF LONG-TERM RELATIONSHIPS WITH CONSULTANTS AND OTHER INDIVIDUALS;

     o ADVERSE RESULTS THAT WE COULD SUFFER IN CIVIL LITIGATION INVOLVING OR ARISING FROM THE ACTIONS OF CURRENT AND FORMER EMPLOYEES AND OFFICERS OF THE COMPANY;

     o THE ASSERTION BY PARTIES TO CONTRACTS WITH US THAT THE ACTIONS OF CURRENT AND FORMER EMPLOYEES OF THE COMPANY WERE IMPROPER WHICH CONSTITUTES A BREACH OF, OR OTHERWISE GIVE RISE TO CLAIMS UNDER, CONTRACTS TO WHICH WE ARE A PARTY;

     o DETERMINATION THAT THE ACTIONS OF CURRENT AND FORMER EMPLOYEES OF THE COMPANY CAUSED US TO BREACH OUR CREDIT AGREEMENTS OR DEBT INSTRUMENTS, WHICH COULD RESULT IN THE LACK OF ACCESS TO OUR CREDIT FACILITIES AND THE REQUIREMENT TO CASH COLLATERALIZE OUR EXISTING LETTERS OF CREDIT;

     o THE COMMENCEMENT BY FOREIGN GOVERNMENTAL AUTHORITIES OF INVESTIGATIONS INTO THE ACTIONS OF CURRENT AND FORMER EMPLOYEES OF THE COMPANY, AND THE DETERMINATION THAT SUCH ACTIONS CONSTITUTED VIOLATIONS OF FOREIGN LAW;

     o THE DISHONESTY OF EMPLOYEES AND/OR OTHER REPRESENTATIVES OR THEIR REFUSAL TO ABIDE BY APPLICABLE LAWS AND THE COMPANY'S ESTABLISHED POLICIES AND RULES;

     o    CURTAILMENT OF CAPITAL EXPENDITURES IN THE OIL, GAS, AND POWER
          INDUSTRIES;

     o    POLITICAL OR SOCIAL CIRCUMSTANCES IMPEDING THE PROGRESS OF OUR WORK;

     o    FAILURE TO OBTAIN THE TIMELY AWARD OF ONE OR MORE PROJECTS;

     o    CANCELLATION OF PROJECTS;

     o    INCLEMENT WEATHER;

     o PROJECT COST OVERRUNS, UNFORESEEN SCHEDULE DELAYS, AND THE APPLICATION OF LIQUIDATED DAMAGES;

     o FAILING TO REALIZE COST RECOVERIES FROM PROJECTS COMPLETED OR IN PROGRESS WITHIN A REASONABLE PERIOD AFTER COMPLETION OF THE RELEVANT PROJECT;

     o INABILITY TO IDENTIFY AND ACQUIRE SUITABLE ACQUISITION TARGETS ON REASONABLE TERMS;

     o    INABILITY TO OBTAIN ADEQUATE FINANCING;

     o    LOSS OF THE SERVICES OF KEY MANAGEMENT PERSONNEL;

     o    THE DEMAND FOR ENERGY MODERATING OR DIMINISHING;

     o DOWNTURNS IN GENERAL ECONOMIC, MARKET OR BUSINESS CONDITIONS IN OUR TARGET MARKETS;

     o CHANGES IN THE EFFECTIVE TAX RATE IN COUNTRIES WHERE OUR WORK WILL BE PERFORMED;

     o    CHANGES IN APPLICABLE LAWS OR REGULATIONS;

     o    CHANGES IN THE SCOPE OF OUR EXPECTED INSURANCE COVERAGE;

     o    INABILITY TO MANAGE INSURABLE RISK AT AN AFFORDABLE COST;

     o THE OCCURRENCE OF THE RISK FACTORS LISTED ELSEWHERE IN THIS FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME; AND

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2005 and 2004 or during the three-month periods then ended.

     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2005 due to the generally short maturities of these items. At June 30, 2005, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At June 30, 2005, none of our indebtedness was subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2005, the disclosure controls and procedures are not effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

      Company management with oversight from the Audit Committee has devoted substantial effort to the remediation of its material weaknesses described in
Item 9A "Controls and Procedures" in the Company's 2004 Annual Report on Form 10-K. Specifically, we have undertaken the following actions to remediate these material weaknesses:

      Remediation steps taken in the fourth quarter of 2004:

     o Increased staffing and training of the finance and accounting personnel at the business unit level.

     o Adoption of a more frequent rotation policy for the financial staff at our business units.

     Actions taken in 2005:

     o Initiation of an enhanced worldwide awareness program to educate employees with respect to the content of our Whistle Blower policy to better achieve reporting of any suspected problems.

     o Realignment of the reporting of all business units' financial staff directly to the Corporate Controller's Office.

     o Adoption of a more frequent rotation policy for the operations staff at our business units.

     o Adoption of a policy requiring approval of the General Counsel or the Chief Financial Officer for the engagement of legal, accounting and tax advisors.

     o Implementation of an "enhanced and stand-alone" FCPA Compliance Program (separate from that incorporated previously into our Code of Business Conduct and Ethics), inclusive of a "Definitive FCPA Policy Statement" from the Board of Directors and an FCPA Compliance Procedure providing for, among other measures, routine training Company-wide, starting in Nigeria, Latin America and Oman.

     o Requirement that employees in a position of authority, as well as professional consultants, identify any direct or indirect ownership interest in entities doing business with the Company. Included in this disclosure will be any entities owned or controlled in whole or in part by immediate family members such as spouses.

     o Improvements to strengthen existing internal controls relating specifically to Nigerian cash disbursements, approved vendor lists and approval levels for individuals, subsidiaries and senior management.

     o Expansion and formalization of the review process by corporate tax personnel of all international tax returns on at least a quarterly basis. Book and tax liability accounts will be reconciled and compared with tax returns as filed. This process was already in place for the North American subsidiaries.

     o Movement of the internal audit function from an outsourced function with an independent accounting firm to an in-house department to facilitate more frequent and more in-depth examination of controls throughout the Company.

      Company management with oversight from the Audit Committee is implementing numerous other improvements as described below:

     o Appointment of a senior-level Company employee with primary responsibility for implementation, oversight and enforcement of the
          (i) Definitive FCPA Policy Statement; (ii) the Code of Business Conduct and Ethics; and (iii) the Whistleblower Policy, and publish that appointment through the Company. The appointee will have a direct communication line to the Audit Committee.


     The above changes are all part of our overall plan that is intended to remediate the material weaknesses described in Item 9A "Controls and Procedures" in the Company's 2004 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     For information regarding legal proceedings, see Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2004, and Note 11 of our "Notes to Condensed Consolidated Financial Statements" in Item 1 of
Part I of this Form 10-Q, which information from Note 11 as to legal proceedings in incorporated by reference into this Item.

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

          10.         Second Amendment and Waiver dated July 19, 2005, to the
                      Amended and Restated Credit Agreement dated March 12,
                      2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC, Inc., as syndication agent
                      (Filed as Exhibit 10 to our current report on Form 8-K dated July 19, 2005, filed July 25, 2005).


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




                                          WILLBROS GROUP, INC.


Date: November 21, 2005                   By: /s/ Warren L. Williams
                                          --------------------------------------
                                          Warren L. Williams
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX


     The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

    Exhibit
     Number                                    Description
---------------            -----------------------------------------------------
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

      10. Second Amendment and Waiver dated July 19, 2005, to the Amended and Restated Credit Agreement dated March
                           12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York
                           Branch, as administrative agent, and CIBC, Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated July 19, 2005, filed July
                           25, 2005).

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