Form 10-Q
period 2005-09-30
WILLBROS GROUP INC
filed 2006-06-16
CIK 895450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer  ☐     Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of December 1, 2005 was 21,555,862.

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2005

Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3

Condensed Consolidated Statements of Operations (Unaudited) for the three-month and nine-month periods ended September 30, 2005 and 2004 (Restated)	4

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited) for the nine-month period ended September 30, 2005	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine-month periods ended September 30, 2005 and 2004 (Restated)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	38

Item 4 - Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1- Legal Proceedings	40

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3 - Defaults upon Senior Securities	40

Item 4 - Submission of Matters to a Vote of Security Holders	40

Item 5 - Other Information	40

Item 6 - Exhibits	40

SIGNATURE	42

EXHIBIT INDEX	43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,892	$78,720
Accounts receivable, net	160,006	151,054
Contract cost and recognized income not yet billed	35,043	21,251
Prepaid expenses	14,297	11,323
Parts and supplies inventories	14,995	9,962

Total current assets	261,233	272,310

Deferred tax assets	5,967	6,416
Property, plant and equipment, net	135,108	116,643
Investments in joint ventures	3,772	3,441
Goodwill	6,687	6,535
Other assets	8,722	11,765

Total assets	$421,489	$417,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$211	$1,171
Accounts payable and accrued liabilities	159,274	122,470
Contract billings in excess of cost and recognized income	29,506	30,957
Accrued income taxes	8,956	9,069
Capital lease payable	6,181	—

Total current liabilities	204,128	163,667

2.75% Convertible senior notes	70,000	70,000
Long-term debt	448	2,324
Other liabilities	1,109	1,075

Total liabilities	275,685	237,066

Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 35,000,000 shares authorized; 21,635,725 shares issued at September 30, 2005 (21,425,980 at December 31, 2004)	1,082	1,071
Capital in excess of par value	161,233	156,175
Retained earnings (deficit)	(13,756)	23,614
Treasury stock at cost, 93,613 shares (63,196 at December 31, 2004)	(1,057)	(555)
Deferred compensation	(4,182)	(1,639)
Notes receivable for stock purchases	(227)	(216)
Accumulated other comprehensive income	2,711	1,594

Total stockholders’ equity	145,804	180,044

Total liabilities and stockholders’ equity	$421,489	$417,110

See accompanying notes to condensed consolidated financial statements

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		RESTATED		RESTATED
Contract revenue	$158,847	$117,933	$454,645	$335,784

Operating expenses:
Contract	146,646	106,877	406,006	291,764
Depreciation and amortization	5,515	4,242	15,772	11,914
General and administrative	20,050	11,614	55,892	33,232
Other operating costs	—	1,238	1,084	2,846

	172,211	123,971	478,754	339,756

Operating loss	(13,364)	(6,038)	(24,109)	(3,972)

Other income (expense):
Interest - net	(1,561)	(822)	(2,626)	(1,909)
Other - net	(310)	(359)	(71)	(71)

	(1,871)	(1,181)	(2,697)	(1,980)

Loss before income taxes	(15,235)	(7,219)	(26,806)	(5,952)

Provision for income taxes	2,318	2,785	10,564	5,821

Net loss	$(17,553)	$(10,004)	$(37,370)	$(11,773)

Loss per common share:
Basic	$(.83)	$(.48)	$(1.76)	$(.56)

Diluted	$(.83)	$(.48)	$(1.76)	$(.56)

Weighted average number of common shares outstanding:
Basic	21,254,987	20,976,443	21,252,994	20,868,413

Diluted	21,254,987	20,976,443	21,252,994	20,868,413

See accompanying notes to condensed consolidated financial statements

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Deficit)	Treasury Stock	Deferred Compen- sation	Notes Receivable for Stock Purchases	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Par Value
Balance, January 1, 2005	21,425,980	$1,071	$156,175	$23,614	$(555)	$(1,639)	$(216)	$1,594	$180,044
Comprehensive Loss:
Net loss	—	—	—	(37,370)	—	—	—	—	(37,370)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,117	1,117

Total comprehensive loss									(36,253)
Amortization of note discount	—	—	—	—	—	—	(11)	—	(11)
Restricted stock grants	175,000	9	3,822	—	—	(3,831)	—	—	—
Deferred compensation, net of forfeitures	—	—	876	—	(271)	1,288	—	—	1,893
Vesting of restricted stock rights	10,875	1	(1)	—	—	—	—	—	—
Additions to treasury stock	—	—	—	—	(231)	—	—	—	(231)
Issuance of common stock under employee benefit plan	3,870	—	79	—	—	—	—	—	79
Exercise of stock options	20,000	1	282	—	—	—	—	—	283

Balance, September 30, 2005	21,635,725	$1,082	$161,233	$(13,756)	$(1,057)	$(4,182)	$(227)	$2,711	$145,804

See accompanying notes to condensed consolidated financial statements

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		RESTATED
Cash flows from operating activities:
Net loss	$(37,370)	$(11,773)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,772	11,914
Amortization of debt issue costs	2,111	1,371
Amortization of deferred compensation	1,893	479
Amortization of discount on notes receivable for stock purchases	(11)	(45)
Loss (gain) on retirements of property, plant and equipment	(140)	(3)
Equity in joint ventures, net	(331)	10,605
Deferred income tax benefit	452	2,974
Changes in operating assets and liabilities:
Accounts receivable	(8,317)	(77,114)
Contract cost and recognized income not yet billed	(14,063)	10,602
Prepaid expenses	(2,924)	(2,663)
Parts and supplies inventories	(5,033)	(11,044)
Other assets	956	(3,823)
Accounts payable and accrued liabilities	35,946	37,347
Accrued income taxes	(79)	6,490
Contract billings in excess of cost and recognized income	(1,454)	24,036
Other liabilities	31	612

Cash used in operating activities	(12,561)	(35)
Cash flows from investing activities:
Proceeds from sale of equipment	1,868	963
Purchase of property, plant and equipment	(28,474)	(28,054)

Cash used in investing activities	(26,606)	(27,091)
Cash flows from financing activities:
Proceeds from notes payable	779	667
Proceeds from issuance of common stock	362	2,612
Repayments of long-term debt	(3,616)	(14,000)
Payments on capital lease	(409)	—
Acquisition of treasury stock	(231)	—
Costs of debt issues	(21)	(6,088)
Proceeds from issuance of 2.75% convertible senior notes	—	70,000
Collections of notes receivable for stock purchases	—	359
Repayment of notes payable	—	(1,194)

Cash provided by (used in) financing activities	(3,136)	52,356
Effect of exchange rate changes on cash and cash equivalents	475	103

Cash provided by (used in) all activities	(41,828)	25,333
Cash and cash equivalents, beginning of period	78,720	20,969

Cash and cash equivalents, end of period	$36,892	$46,302

Cash payments made (received) during the period:
Interest	$2,384	$1,533
Income taxes	$9,885	$(982)
Non-cash investing and financing transactions:
Property obtained by capital lease	$6,181	$—

See accompanying notes to condensed consolidated financial statements

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows of the Company for all interim periods presented.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations and cash flows for the nine-month period ended September 30, 2005 are not necessarily indicative of the operating results to be achieved for the full year.

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

Certain previously reported amounts have been reclassified to conform with the presentation herein.

2. Restatement

In late December of 2004, the Company became aware of an approximate $2,500 tax assessment against the Company’s Bolivian subsidiary which alleged that the subsidiary had filed improper tax returns. The assessment also imposed penalties and interest related to the tax assessment. Prior to late December 2004, the executive management of the Company was unaware of the tax assessment, with the exception of J. Kenneth Tillery, the then President of Willbros International, Inc. (“WII”), the primary international subsidiary of the Company. Mr. Tillery resigned from the Company on January 6, 2005.

Upon learning of the tax assessment, the Company immediately commenced an initial investigation into the matter and notified the Audit Committee of the Board of Directors. The Audit Committee retained independent counsel, who in turn retained forensic accountants, and began an independent investigation.

Concurrent with the Audit Committee’s investigation, the Company initiated its own review of the Company’s accounting. This review focused primarily on the Company’s international activities supervised by the former President of WII, but also included other areas of the Company’s accounting activities.

As a result of the investigation by the Audit Committee and the Company’s accounting review, the Company determined that several members of the senior management of WII and its subsidiaries collaborated to misappropriate assets from the Company and cover up such activity. It was determined that the Bolivian subsidiary had in fact filed improper tax returns, or failed to file returns, at the direction of Mr. Tillery, the former President of WII. The investigation also determined that Mr. Tillery, in collusion with several members of the management of the international subsidiaries, was involved in other improper activities, primarily in the Company’s Nigerian subsidiaries.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Restatement (continued)

The Company’s review of its historical accounting also identified other accounting errors which were corrected in the Company’s restated consolidated financial statements. Financial statement adjustments resulting from misconduct of certain members of the international subsidiaries’ management had a negative impact on the Company’s consolidated loss of approximately $4,834 and $6,919 for the three months and nine months ended September 30, 2004, respectively. The impact of the correction of other accounting errors on the Company’s consolidated loss had a negative impact of $199 for the three months ended September 30, 2004 and a positive impact of $842 for the nine months ended September 30, 2004.

The impact on the Company’s consolidated cumulative earnings (loss) as a result of all financial statement adjustments through September 30, 2004 was approximately ($19,389), with ($6,077) in such adjustments occurring in the nine months ended September 30, 2004. See Note 2 of the “Notes to Consolidated Financial Statements” included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for information about the various adjustments recorded for fiscal periods prior to 2004, which resulted in consolidated cumulative earnings (loss) through December 31, 2003 of approximately ($13,312).

The impact on the restated three-month and nine-month periods ended September 30, 2004, is presented below.

	Three Months Ended September 30, 2004
	As Reported	Adjustments	Restated
Contract revenue	$118,459	$(526)	$117,933
Operating expenses	119,356	4,615	123,971

Operating income (loss)	(897)	(5,141)	(6,038)
Other income (expense)	(1,144)	(37)	(1,181)

Income (loss) before income taxes	(2,041)	(5,178)	(7,219)
Provision for income taxes	2,930	(145)	2,785

Net income (loss)	$(4,971)	$(5,033)	$(10,004)

Income (loss) per common share:
Basic	$(.24)	$(.24)	$(.48)
Diluted	$(.24)	$(.24)	$(.48)
Weighted average number of common shares outstanding:
Basic	20,976,443	20,976,443	20,976,443
Diluted	20,976,443	20,976,443	20,976,443

	Nine Months Ended September 30, 2004
	As Reported	Adjustments	Restated
Contract revenue	$336,800	$(1,016)	$335,784
Operating expenses	334,680	5,076	339,756

Operating income (loss)	2,120	(6,092)	(3,972)
Other income (expense)	(1,850)	(130)	(1,980)

Income (loss) before income taxes	270	(6,222)	(5,952)
Provision for income taxes	5,966	(145)	5,821

Net income (loss)	$(5,696)	$(6,077)	$(11,773)

Income (loss) per common share:
Basic	$(.27)	$(.29)	$(.56)
Diluted	$(.27)	$(.29)	$(.56)
Weighted average number of common shares outstanding:
Basic	20,868,413	20,868,413	20,868,413
Diluted	20,868,413	20,868,413	20,868,413

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Restatement (continued)

The financial effects caused by the restatement are as follows:

	Three Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2004
Increase/(decrease) in contract revenue attributable to:
• An error in the recognition of change order revenue on a Nigerian contract	$—	$250
• The recalculation of revenue on the Bolivia Transierra Project as a result of the timing of percentage of completion revenue	—	139
• The reclassification of contract revenue and contract costs associated with an error in the recording of provisions for loss contracts	2	(903)
• The recalculation of percentage of completion revenue for the removal of fraudulent charges incorrectly recorded to individual projects	287	275
• Correction of percentage completion revenue recognition to reflect the reclassification of fraudulent consulting fees as other operating cost	(595)	(557)
• Reversal of duplicate recording of revenue	(220)	(220)

Total increase/(decrease) in contract revenue	$(526)	$(1,016)

(Increase)/decrease in operating expense attributable to:
• Accrual of unreported and unpaid value added taxes and payroll taxes related to certain international subsidiaries	$(354)	$(1,096)
• The reclassification of contract revenue and contract costs associated with an error in the recording of the provisions for loss contracts	(2)	903
• Increase in contract cost for an error in accounting for prepaid barge costs	(154)	(555)
• The recalculation of contract cost on the Bolivia Transierra Project as a result of the Bolivia tax assessments	(145)	(1,188)
• Increase due to recognition of acquisition earn-out payment as compensation expense	(230)	(230)
• Increase due to fraudulent invoices inappropriately capitalized	(37)	(117)
• Provision for a Nigeria fixed price project in an overall loss position	(3,693)	(3,693)
• Decrease due to an error in accounting for parts inventory	—	900

Total (increase)/decrease in operating costs	$(4,615)	$(5,076)

(Increase)/decrease in other income (expense) attributable to:
• Provision for penalties and interest associated with the underpayment of various taxes in our international subsidiaries	$(143)	$(377)
• Decrease due to error in the amortization period used to amortize debt issuance costs	91	202
• Other miscellaneous corrections	15	45

Total (increase)/decrease in other income (expense)	$(37)	$(130)

• Decrease in the provision for income tax attributed to the reclassification of foreign withholding taxes to income tax expense	$145	$145

Total increase in net loss	$(5,033)	$(6,077)

3. Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation and interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123”, established accounting and disclosure requirements using fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. Compensation cost related to restricted stock awards and restricted stock rights awards is measured as the market price of the Company’s common stock at the date of the award, and compensation cost is recognized over the vesting period, typically four years.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3. Stock-Based Compensation (continued)

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		RESTATED		RESTATED
Net loss as reported	$(17,553)	$(10,004)	$(37,370)	$(11,773)
Add stock-based employee compensation included in net income, after tax	706	158	1,964	479
Less stock-based employee compensation determined under fair value method, after tax	(783)	(131)	(2,121)	(577)

Pro forma net loss	$(17,630)	$(9,977)	$(37,527)	$(11,871)

Income (loss) per share:
Basic, as reported	$(.83)	$(.48)	$(1.76)	$(.56)

Basic, pro forma	$(.83)	$(.48)	$(1.77)	$(.57)

Diluted, as reported	$(.83)	$(.48)	$(1.76)	$(.56)

Diluted, pro forma	$(.83)	$(.48)	$(1.77)	$(.57)

4. New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires retrospective application of voluntary changes in accounting principles to prior periods’ financial statements, unless it is impracticable to do so. This statement also applies to changes required by accounting pronouncements if the pronouncement does not provide for specific transition provisions. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets,” which amends APB Opinion No. 29. The guidance in APB 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS No. 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The Company will adopt the standard as of the effective date and the Company believes the standard will not have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. This standard is effective for reporting periods beginning January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of January 1, 2006. The Company is currently evaluating the effect on the consolidated financial statements and the method to use when valuing stock options.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

4. New Accounting Pronouncements (continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005, and may impact certain inventory costs the Company incurs after January 1, 2006. The Company is currently evaluating the impact, if any, of this standard on its consolidated financial statements.

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in EITF Issue No. 04-8 (“EITF 04-8”) “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF 04-8 provides that shares issuable upon conversion of these debt instruments be included in the earnings per share computation, if dilutive, regardless of whether any contingent conditions, in such instruments have been met. EITF 04-8 is for reporting periods ending after December 15, 2004, and requires restatement of previously reported earnings per share. The Company adopted EITF 04-8 as of December 31, 2004. See Note 9 of the “Notes to Condensed Consolidated Financial Statements” included in this Form 10-Q for additional information about the Company’s earnings (loss) per share calculation.

5. Foreign Exchange Risk

The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2005 or September 30, 2004, or during the nine-month periods then ended.

6. Income Taxes

During the three-month and nine-month periods ended September 30, 2005, the Company recorded income taxes of $2,318 and $10,564, respectively, on losses before income taxes of $15,235 and $26,806, respectively, resulting in effective income tax rates in excess of 100 percent for the periods. During the restated three-month and nine-month periods ended September 30, 2004, the Company recorded a provision for income taxes of $2,785 and $5,821, respectively, on losses before income taxes of $7,219 and $5,952, respectively. The circumstances that gave rise to the Company recording provisions for income taxes when the Company had losses before income taxes for the three-month and nine-month periods ended September 30, 2005 were primarily the result of income taxes in certain countries being based on a deemed income (percentage of revenue) rather than on taxable income and the fact that losses in one country are not able to be used to offset taxable income in another country.

7. Convertible Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75 percent Convertible Senior Notes (the “Convertible Notes”). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes totaled $70,000. The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The Convertible Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the Convertible Notes for cash on

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Convertible Notes (continued)

or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require the Company to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the Convertible Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at September 30, 2005). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share based on the initial conversion price. Unamortized debt issue costs of $2,554 associated with the Convertible Notes are included in other assets at September 30, 2005 and are being amortized over the seven-year period ending March 2011. In the event of a default under any Company credit agreement other than the indenture covering the Convertible Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the Convertible Notes. Since the non-compliance issues under the 2004 Credit Facility discussed in Note 8 below did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the Convertible Notes.

On June 10, 2005, the Company received a letter from a law firm representing an investor claiming to be the owner of in excess of 25 percent of the Convertible Notes asserting that, as a result of the Company’s failure to timely file with the SEC its 2004 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, it was placing the Company on notice of an event of default under the indenture dated as of March 12, 2004 between the Company as issuer, and JPMorgan Chase Bank, N.A., as trustee (the “Indenture”), which governs the Convertible Notes. The Company indicated that it did not believe that it had failed to perform its obligations under the relevant provisions of the Indenture referenced in the letter. On August 19, 2005, the Company entered into a settlement agreement with the beneficial owner of the Convertible Notes on behalf of whom the notice of default was sent, pursuant to which the Company agreed to use commercially reasonable efforts to solicit the requisite vote to approve an amendment to the Indenture (the “Indenture Amendment”). The Company obtained the requisite vote and on September 22, 2005, the Indenture Amendment became effective.

The Indenture Amendment extends the initial date on or after which the Convertible Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10 percent or more of the consideration in the transaction consists of “cash,” to make a “coupon make-whole payment” equal to the present value (discounted at the U.S. Treasury rate) of the lesser of (a) two years of scheduled payments of interest on the Convertible Notes or (b) all scheduled interest on the Convertible Notes from the date of the transaction through March 15, 2013.

8. 2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40 percent of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. A commitment fee on the unused portion of the 2004 Credit Facility is payable quarterly, ranging from 0.375 percent to 0.625 percent. The 2004 Credit Facility is collateralized by substantially all of the Company’s

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

8. 2004 Credit Facility (continued)

assets, including stock of the principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Unamortized debt issue costs of $1,197 associated with the 2004 Credit Facility are included in other assets at September 30, 2005 and are amortized over the term of the 2004 Credit Facility ending March 2007.

As of September 30, 2005, there were no borrowings under the 2004 Credit Facility and there were $55,011 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $150,000 (see “Waiver Amendment” below).

2004 Credit Facility Waivers

For the quarter ended June 30, 2004, due to the Company’s operating results and EBITDA (earnings before net interest, income taxes, depreciation and amortization) levels, an Amendment and Waiver Agreement (the “Waiver Agreement”) was obtained from the syndicated bank group to waive non-compliance with a financial covenant to the credit agreement at June 30, 2004 and to amend certain financial covenants. The Waiver Agreement provides for an amendment of certain quarterly financial covenants and the multiple of EBITDA calculation with respect to the borrowing base determination through September 30, 2005.

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

On July 19, 2005, the Company entered into a Second Amendment and Waiver Agreement (“Waiver Amendment”) of the 2004 Credit Facility with the syndicated bank group to obtain continuing waivers regarding its non-compliance with certain financial and non-financial covenants in the 2004 Credit Facility. Under the terms of the Waiver Amendment, the total credit availability under the 2004 Credit Facility is reduced to $100,000 as of the effective date of the Waiver Amendment. Subject to certain conditions, the bank group agreed to permanently waive all existing and probable technical defaults under the 2004 Credit Facility as long as the Company submitted year-end 2004 financial statements and interim financial statements for the quarters ended March 31 and June 30, 2005 by September 30, 2005. These conditions relate primarily to submissions of various financial statements and other financial and borrowing base related information.

The Waiver Amendment also modified certain of the ongoing financial covenants under the 2004 Credit Facility and established a requirement that the Company maintain a minimum cash balance of $15,000. Until such time as the waiver became permanent, the Company had certain additional reporting requirements, including periodic cash balance reporting. In addition, the Waiver Amendment prohibited the Company from borrowing cash under the 2004 Credit Facility until the waiver became permanent. The Company was not able to submit the referenced statements by September 30, 2005, therefore the waiver did not become permanent.

During the period from November 23, 2005 to April 5, 2006, WGI entered into the third, fourth, and fifth amendments and waivers to the 2004 Credit Facility with its syndicated bank group to waive non-compliance with certain financial and non-financial covenants. Among other things, the amendments provided that (1) certain financial covenants and reporting obligations were waived and/or modified to reflect WGI’s current and

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

8. 2004 Credit Facility (continued)

anticipated future operating performance, (2) the ultimate reduction of the facility to $70,000 for issuance of letter of credit obligations only and (3) a requirement for WGI to maintain a minimum cash balance of $15,000.

9. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per common share for the three-month and nine-month periods ended September 30, 2005 and 2004, are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		RESTATED		RESTATED
Net loss applicable to common shares	$(17,553)	$(10,004)	$(37,370)	$(11,773)

Weighted average number of common shares outstanding for basic earnings per share	21,254,987	20,976,443	21,252,994	20,868,413
Effect of dilutive potential common shares from stock options	—	—	—	—

Weighted average number of common shares outstanding for diluted earnings per share	21,254,987	20,976,443	21,252,994	20,868,413

Loss per common share:
Basic	$(.83)	$(.48)	$(1.76)	$(.56)

Diluted	$(.83)	$(.48)	$(1.76)	$(.56)

The Company incurred net losses for the three-month and nine-month periods ended September 30, 2005 and 2004 and has therefore excluded securities from the computation of diluted earnings per share as the effect would be anti-dilutive.

The weighted average number of potential common shares excluded from the computation of diluted earnings (loss) per share because of their anti-dilutive effect was 3,595,277 shares issuable upon conversion of the Convertible Notes, 915,770 shares from options, and 288,375 restricted shares of common stock at September 30, 2005; 3,595,277 shares issuable upon conversion of the Convertible Notes 1,200,128 shares from options and 162,500 restricted shares of common stock at September 30, 2004.

In accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the 3,595,277 shares issuable upon conversion of the Convertible Notes will be included in diluted income (loss) per share if those securities are dilutive, regardless of whether the market trigger price of $23.36 has been met.

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

The Company’s segments are strategic business units that are managed separately as each segment has different operational requirements and marketing strategies. Management believes, due to the composition of current work and potential work opportunities, and the nuances of the geographic markets the Company serves, that the organization should be viewed on a geographic basis. The International segment consists of all construction, engineering and facilities development operations in countries other than the United States and Canada. Currently such operations are in Africa, the Middle East, and South America. The United States & Canada segment consists of all construction, engineering and facilities development operations in the United States and Canada. The Company’s corporate operations include the general, administrative, and financing functions of the organization. The costs of these functions are allocated between the two operating segments. The Company’s corporate operations also include various other assets that are allocated between the two operating segments. Intersegment revenue and revenue between geographic areas are not material.

The tables below reflect the Company’s operating segments as of and for the three-month and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Total	Int’l	US & Canada	Total	Int’l	US & Canada
Revenue	$158,847	$94,115	$64,732	$454,645	$279,329	$175,316
Operating expense:
Contract	146,646	87,601	59,045	406,006	248,263	157,743
Depreciation and amortization	5,515	2,933	2,582	15,772	8,604	7,168
General and administrative	20,050	13,725	6,325	55,892	41,228	14,664
Other operating costs	—	—	—	1,084	1,084	—

	172,211	104,259	67,952	478,754	299,179	179,575

Operating income (loss)	$(13,364)	$(10,144)	$(3,220)	$(24,109)	$(19,850)	$(4,259)

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	RESTATED			RESTATED
	Total	Int’l	US & Canada	Total	Int’l	US & Canada
Revenue	$117,933	$75,678	$42,255	$335,784	$200,598	$135,186
Operating expense:
Contract	106,877	70,887	35,990	291,764	172,322	119,442
Depreciation and amortization	4,242	2,378	1,864	11,914	6,695	5,219
General and administrative	11,614	5,711	5,903	33,232	17,142	16,090
Other operating costs	1,238	1,238	—	2,846	2,846	—

	123,971	80,214	43,757	339,756	199,005	140,751

Operating income (loss)	$(6,038)	$(4,536)	$(1,502)	$(3,972)	$1,593	$(5,565)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

10. Segment Information (continued)

Total assets by segment are presented below:

	September 30, 2005	December 31, 2004
International	$245,491	$225,262
United States & Canada	175,998	191,848

Total Consolidated Assets	$421,489	$417,110

Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

11. Contingencies, Commitments and Other Circumstances

On January 6, 2005, J. Kenneth Tillery, President of Willbros International, Inc. (“WII”), who was principally responsible for international operations, including Bolivian operations, resigned from the Company as discussed in Note 2 above.

Following Mr. Tillery’s resignation, the Audit Committee, working with independent outside legal counsel and their forensic accountants retained by such legal counsel, commenced an independent investigation into the circumstances surrounding the Bolivian tax assessment and the actions of Mr. Tillery in other international locations. The Audit Committee’s investigation identified payments that were made by or at the direction of Mr. Tillery in Bolivia, Nigeria and Ecuador which may have been violations of the United States Foreign Corrupt Practices Act (“FCPA”) and other United States laws. The investigation also revealed that Mr. Tillery authorized numerous transactions between Company subsidiaries and entities in which he apparently held an ownership interest or exercised significant control (See Note 12 below). In addition, the Company has learned that certain acts carried out by Mr. Tillery and others acting under his direction with respect to a bid for work in Sudan may constitute facilitation efforts prohibited by U.S. law, a violation of U.S. trade sanctions and the unauthorized export of technical information.

The United States Securities and Exchange Commission (“SEC”) is conducting an investigation into whether the Company and others may have violated various provisions of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). The United States Department of Justice (“DOJ”) is conducting an investigation concerning possible violations of the FCPA and other applicable laws. In addition, the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”) is commencing an investigation of the potentially improper facilitation and export activities.

The Company is cooperating fully with all of these investigations. If the Company or one of its subsidiaries is found to have violated the FCPA, that entity could be subject to civil penalties of up to $650 per violation and criminal penalties of up to the greater of $2,000 per violation or twice the gross pecuniary gain resulting from the improper conduct. If the Company or one of its subsidiaries is found to have violated trade sanctions or U.S. export restrictions, that entity could be subject to civil penalties of up to $11 per violation and criminal penalties of up to $250 per violation. The Company and its subsidiaries could also be barred from participating in future U.S. government contracts and from participating in certain U.S. export transactions. There may be other penalties that could apply under other U.S. laws or the laws of foreign jurisdictions. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company’s exposure to civil or criminal charges, fines, penalties, or other regulatory action which could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s ability to obtain and retain business and to collect outstanding receivables in current or future operating locations, including Nigeria, could be negatively affected.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

11. Contingencies, Commitments and Other Circumstances (continued)

In May 2005, a securities class-action lawsuit was filed against the Company and certain of its present and former officers and directors in U.S. District Court for the Southern District of Texas. Three additional substantially identical lawsuits were filed shortly thereafter. Plaintiffs in these lawsuits purport to represent a class of persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive, and allege various violations by the defendants of Sections 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act and allege, among other things, that the defendants made false or misleading statements of material fact about the Company’s financial statements. The plaintiffs seek unspecified monetary damages and other relief. While the outcome of such lawsuits cannot be predicted with certainty, the Company believes that it has meritorious defenses and intends to defend itself vigorously.

The Company has received letters from two Nigerian law firms alleging that it has not complied with its obligations under certain consulting contracts with their clients. The Company has not recognized contract cost or accrued any liability for $3,845 related to these asserted obligations. The Company believes that compliance with those contracts may constitute a violation of the United States Foreign Corrupt Practices Act and accordingly, it will not comply. While there can be no assurance that a court or arbitration panel considering those contracts would not award damages to the consulting firms who are parties to such contracts, the Company believes the likelihood of a material adverse effect on the Company’s financial position or results of operations from a resolution of this matter is remote.

The Company has received a demand from a party in Nigeria requesting repayment of an alleged $500 note payable. However, credible evidence of the transaction has not been furnished and the Company has not found any record that any funds were received from the party. Additionally, the Company has received another claim from a second party in Nigeria for the repayment of a separate alleged $1,000 note payable. Based on an investigation of the events surrounding these purported February 2005 transactions, the Company believes there is no lawful basis for the claims. Furthermore, independent of whether the claims are credible, the Company believes that recognizing these alleged liabilities could constitute a violation of the Untied States Foreign Corrupt Practices Act. Accordingly, the Company has not recorded any liabilities or expenses for the $1,500 in claims.

The Company provides engineering and construction services to the oil, gas and power industries and government entities, and develops, owns and operates assets developed under “Build, Own and Operate” contracts. The Company’s principal markets are currently Africa, the Middle East, South America and North America. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements.

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

In connection with the Company’s 10 percent interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10 percent of the joint venture’s outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid. Based on the outstanding borrowings as of September 30, 2005, the amount of future payments the Company could be required to make under this guarantee is approximately $2,459, with a maximum potential payment of $4,000.

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company’s customers may require the Company to provide letters of credit or insurance bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2005, the Company had approximately $101,371 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of September 30, 2005 related to these commitments.

During the first quarter of 2005, the Company entered into a capital lease agreement for a 90,000 square foot building on 10 acres of land in Edmonton, Alberta with an option to purchase the building for a total of $6,514 (C$8,000). Under the terms of the agreement, the Company made payments of approximately $620 (C$750) through September 30, 2005, and will purchase the building in December 2005 for a lump sum payment of approximately $6,250 (C$7,250). At September 30, 2005, approximately $2,531 (C$3,113) of costs have been incurred for equipping and preparing the building for use. The Company began depreciating the building and other components of the facility when operations commenced in September 2005.

At September 30, 2005 and December 31, 2004, other assets include anticipated recoveries from insurance or third parties of $3,840 and $4,445, respectively, related to repairs of pipelines under two construction projects. The Company believes the recovery of these costs from insurance or other parties is probable. Actual recoveries may vary from these estimates.

In addition to the matters discussed above, the Company is a party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Related Party Transactions

During the past several years, certain of the Company’s subsidiaries have entered into commercial agreements with companies in which the former President of WII, Mr. J. Kenneth Tillery, apparently had an ownership interest. These ownership interests had not been previously disclosed to the Company. Those companies included Windfall Energy Services, Oco Industrial Services, Ltd., Hydrodive Nigeria, Ltd., and Hydrodive International, Ltd. All are companies that chartered or sold marine vessels to the Company’s subsidiaries. Hydrodive International, Ltd. has also provided diving services to the Company’s subsidiaries. Payment terms for these vendors range from due on receipt to net 30 days. The settlement method is cash.

Mr. Tillery also appears to have exercised significant influence over the activities of Symoil Petroleum Ltd., and Fusion Petroleum Services Ltd., which provided consulting services for projects in Nigeria, and Kaplan and Associates, which provided consulting services for projects in Bolivia and certain other foreign locations.

Payments made to companies where Mr. Tillery appears to have an undisclosed ownership interest, varying from 13 percent to 40 percent, or over which he appears to have exercised significant influence during the three-month and nine-month periods ended September 30, 2005 and September 30, 2004 were recorded as contract cost on Nigerian and Bolivian projects and are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Hydrodive International, Ltd.	$2,563	$1,168	$4,599	$3,642
Hydrodive Nigeria Ltd.	10	141	10	204
Kaplan and Associates	—	381	—	524
Oco Industrial Services Ltd.	40	13	43	63
Symoil	—	1,121	—	1,121
Windfall Energy Services	—	540	300	923

Total	$2,613	$3,364	$4,952	$6,477

Outstanding amounts owed to related parties in which Mr. Tillery appears to have had an undisclosed ownership interest or over which he appears to have exercised significant influence and which are included in accounts payable and accrued liabilities at September 30, 2005 and December 31, 2004, respectively, are as follows:

	September 30, 2005	December 31, 2004
Hydrodive International, Ltd.	$1,118	$1,846
Windfall Energy Services	753	300
Hydrodive Nigeria, Ltd.	21	5

Total	$1,892	$2,151

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Related Party Transactions (continued)

In addition, it appears that Mr. Tillery had an equity interest in Addax Petroleum of Nigeria (“Addax”) during an unknown period prior to April 2003. During this period, subsidiaries of the Company were paid for various services which they performed for Addax. Subsequent to March 2003, Mr. Tillery purportedly sold his equity interest in Addax. The subsidiaries of the Company continued to perform services for Addax and/or its successor company (“New Addax”). During the three-month and nine-month periods ended September 30, 2005 and 2004, the Company recorded revenue for services provided to New Addax as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
New Addax Revenue	$—	$3,845	$675	$20,132
% of Consolidated Revenue	0%	3.3%	0.1%	6.0%

The Company had outstanding accounts receivable from New Addax and contract cost and recognized income not yet billed to New Addax of $0 and $13,619 at September 30, 2005 and 2004, respectively. In 2005, the Company entered into a global settlement with New Addax for outstanding receivables, change orders, and claims for $10,000. The settlement was recovered in full in May 2005.

13. Sale of TXP-4 Plant

On January 12, 2006, the Company entered into a Purchase Agreement and Release (the “Purchase Agreement”) with Williams Field Services Company (“Williams”), a wholly owned subsidiary of The Williams Companies, Inc. (“TWC”), pursuant to which the Company sold to Williams, effective at 12:01 a.m. Central Standard Time on January 1, 2006, all of its membership interests in Opal TXP-4 Company, LLC, a wholly owned subsidiary of the Company (the “LLC”). The LLC owns a gas processing plant known as the TXP-4 Plant (the “TXP-4 Plant”) at Opal in Lincoln County, Wyoming, in addition to certain facilities, equipment and supplies related to the TXP-4 Plant. Concurrently with the sale of the membership interests, the Company and Williams agreed to resolve certain issues and disputes in connection with the operation of the TXP-4 Plant. The Company received cash payments of $27,944 for conveyance of the LLC, $4,044 for reimbursement of expenditures made by the Company at the TXP-4 Plant and the related Jonah dehydration facility (the “Jonah Dehy”), and $423 in funds which had been held by Williams as retainage under a separate agreement relating to the Jonah Dehy. The gain on the sale of the TXP-4 Plant to be recognized in the first quarter of 2006 is estimated to be $1,714.

In addition to the cash payments described above, Williams agreed to pay the Company a portion of any recovery that Williams may obtain in the future from third parties which is based on damages, loss or injury related to the TXP-4 Plant or the Jonah Dehy, up to $3,400 in total additional payments to the Company.

The Company’s consolidated financial position and results of operations as of and for the nine months ended September 30, 2005 presented below, are derived from the unaudited consolidated financial statements contained in this Form 10-Q.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13. Sale of TXP-4 Plant (continued)

The following pro forma consolidated statements of operations for the year ended December 31, 2004 and for the nine months ended September 30, 2005 have been prepared assuming the disposition of the TXP-4 Plant was consummated at the beginning of the fiscal year presented with proceeds used to reduce any outstanding borrowings under the 2004 Credit Facility and for general corporate purposes. The following pro forma consolidated balance sheet at September 30, 2005, has been prepared assuming the disposition of the TXP-4 Plant was consummated on September 30, 2005, with the proceeds shown as cash to be used for working capital and capital expenditure requirements.

The pro forma adjustments are based on available information and certain assumptions that are believed reasonable. The pro forma consolidated financial statements do not purport to represent what the financial position or results of operations of the Company actually would have been had such transactions in fact occurred on the dates indicated or to project the Company’s financial position or results of operations for any future date or period. The pro forma consolidated statement of operations for the year ended December 31, 2004 is as follows:

	As Reported	Adjustments		Pro Forma
Contract revenue	$483,318	$(21,216	)(a)	$462,102
Operating expense:
Contract (including related party costs of $7,694 in 2004)	417,671	(15,752	)(a)	401,919
Depreciation and amortization	16,747	(701	) (a)	16,046
General and administrative	46,614	—		46,614
Other operating costs (including related party costs of $1,722 in 2004)	3,571	—		3,571

	484,603	(16,453)		468,150

Operating income (loss)	(1,285)	(4,763)		(6,048)
Other income (expense):
Interest income	879	—		879
Interest expense	(3,413)	—		(3,413)
Foreign exchange gain (loss)	248	—		248
Other - net	(7,180)	—		(7,180)

	(9,466)	—		(9,466)

Income (loss) before income taxes	(10,751)	(4,763)		(15,514)
Provision (benefit) for income taxes	10,064	(1,619	)(b)	8,445

Net income (loss)	$(20,815)	$(3,144)		$(23,959)

Income (loss) per common share:
Basic	$(0.99)	$(.16)		$(1.15)

Diluted	$(0.99)	$(.16)		$(1.15)

Weighted average number of common shares outstanding:
Basic	20,922,002	—		20,922,002

Diluted	20,922,002	—		20,922,002

The following pro forma adjustments have been made to consolidated statement of operations for the year ended December 31, 2004:

(a)	The pro forma revenues and expenses have been adjusted to reflect the deletion of the TXP-4 Plant operations from the revenues and expenses as previously reported for the year ended December 31, 2004.
(b)	The pro forma income tax expense has been adjusted to delete the historical income tax expense related to the TXP-4 Plant operations. This adjustment was a reduction in the tax provision of $1,619 for the year ended December 31, 2004.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13. Sale of TXP-4 Plant (continued)

The pro forma consolidated statement of operations for the nine months ended September 30, 2005 is as follows:

	As Reported	Adjustments		Pro Forma
Contract revenue	$454,645	$(17,487	)(a)	$437,158
Operating expenses:
Contract	406,006	(13,525	)(a)	392,481
Depreciation and amortization	15,772	(753	)(a)	15,019
General and administrative	55,892	—		55,892
Other operating costs	1,084	—		1,084

	478,754	(14,278)		464,476

Operating income (loss)	(24,109)	(3,209)		(27,318)
Other income (expense):
Interest - net	(2,626)	—		(2,626)
Other - net	(71)	—		(71)

	(2,697)	—		(2,697)

Income (loss) before income taxes	(26,806)	(3,209)		(30,015)
Provision for income taxes	10,564	(1,091	)(b)	9,473

Net loss	$(37,370)	$(2,118)		$(39,488)

Loss per common share:
Basic	$(1.76)	$(.10)		$(1.86)

Diluted	$(1.76)	$(.10)		$(1.86)

Weighted average number of common shares outstanding:
Basic	21,252,994	—		21,252,994

Diluted	21,252,994	—		21,252,994

The following pro forma adjustments have been made to the consolidated statement of operations for the nine months ended September 30, 2005:

(a)	The pro forma revenues and expenses have been adjusted to reflect the deletion of the TXP-4 Plant operations from the revenues and expenses as previously reported for the nine months ended September 30, 2005.
(b)	The pro forma income tax expense has been adjusted to delete the historical income tax expense related to the TXP-4 Plant operations. This adjustment was a reduction in the tax provision of $1,091 for the nine months ended September 30, 2005.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13. Sale of TXP-4 Plant (continued)

The pro forma consolidated balance sheet at September 30, 2005 is as follows:

	As Reported	Adjustments		Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$36,892	$27,453	(a)	$64,345
Accounts receivable, net	160,006	—		160,006
Contract cost and recognized income not yet billed	35,043	—		35,043
Prepaid expenses	14,297	(1,700	)(b)	12,597
Parts and supplies inventories	14,995	—		14,995

Total current assets	261,233	25,753		286,986
Deferred tax assets	5,967	1,187	(b)	7,154
Property, plant and equipment, net	135,108	(22,803	)(c)	112,305
Investments in joint ventures	3,772	—		3,772
Goodwill	6,687	—		6,687
Other assets	8,722	—		8,722

Total assets	$421,489	$4,137		$425,626

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13. Sale of TXP-4 Plant (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	As Reported	Adjustments		Pro Forma
Current liabilities:
Notes payable and current portion of long-term debt	$211	$—		$211
Accounts payable and accrued liabilities	159,274	3,141	(d)	162,415
Contract billings in excess of cost and recognized income	29,506	—		29,506
Accrued income taxes	8,956	—		8,956
Capital lease payable	6,181	—		6,181

Total current liabilities	204,128	3,141		207,269

2.75% Convertible senior notes	70,000	—		70,000
Long-term debt	448	—		448
Other liabilities	1,109	(867	)(e)	242

Total liabilities	275,685	2,274		277,959
Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—		—
Common stock, par value $.05 per share, 35,000,000 shares authorized; 21,635,725 shares issued	1,082	—		1,082
Capital in excess of par value	161,233	—		161,233
Retained earnings (deficit)	(13,756)	1,863	(f)	(11,893)
Treasury stock at cost, 93,613 shares	(1,057)	—		(1,057)
Deferred compensation	(4,182)	—		(4,182)
Notes receivable for stock purchases	(227)	—		(227)
Accumulated other comprehensive income	2,711	—		2,711

Total stockholders’ equity	145,804	1,863		147,667

Total liabilities and stockholders’ equity	$421,489	$4,137		$425,626

The following pro forma adjustments have been made to the consolidated balance sheet:

(a)	The pro forma cash balance has been increased by $27,453 for the estimated net proceeds received by the Company for the sale of the TXP-4 Plant. This amount consists of the following:

Selling price	$27,944
Less estimated cash transaction costs	(491)

Net proceeds	$27,453

(b)	The pro forma balance for prepaid expenses was reduced and the pro forma balance for deferred tax assets was increased to recognize changes in these accounts due to the tax effects of the sale.
(c)	The pro forma balance for property, plant and equipment, net, has been reduced to reflect the removal of the TXP-4 Plant and its related accumulated depreciation from the accounts.
(d)	The pro forma balance for accounts payable and accrued liabilities was increased to reflect a liability for the buy-out of the operating lease of a Solar gas turbine set included in the sale of the TXP-4 Plant.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13. Sale of TXP-4 Plant (continued)

(e)	The pro forma balance for other liabilities has been reduced to reflect the write-off of the asset retirement obligation associated with the TXP-4 Plant.
(f)	The pro forma retained earnings (deficit) balance has been increased to reflect the Company’s estimated net gain and other income and expenses related to the sale of the TXP-4 Plant. The adjustment consists of the following:

Net proceeds	$27,453
Reduction of property, plant and equipment	(22,803)
Cost of gas turbine set included in sale	(3,141)
Reduction of prepaid expenses	(1,360)
Increase in deferred tax assets	847
Deletion of asset retirement obligation	867

$1,863

14. Subsequent Events

6.5% Convertible Senior Notes – On December 22, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”) for a private placement of $65,000 aggregate principal amount of its 6.5% Senior Convertible Notes due 2012 (the “Notes”). The private placement closed on December 23, 2005. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs.

The Notes are governed by an Indenture dated December 23, 2005 and were entered into by and among the Company, as issuer, Willbros USA, Inc., as guarantor (“WUSAI”), and The Bank of New York, as Trustee (the “Indenture”), were issued under the Purchase Agreement by and among the Company and the initial purchasers of the Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing an initial conversion price of approximately $17.56 per share resulting in 3,702,439 shares at December 31, 2005), subject to adjustment in certain circumstances.

Pursuant to the Purchase Agreement, the Company and WUSAI have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act.

In 2006, the initial purchasers of the Notes exercised their options to purchase an additional $19,500 aggregate principal amount of the Notes. Collectively, the primary offering and purchase option of the Notes total $84,500. The Notes are general senior unsecured obligations. Interest is to be paid semi-annually on June 15 and December 15, beginning June 15, 2006.

The Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the Notes. The holders of the Notes have the right to require the Company to purchase the Notes for cash, including unpaid interest, on December 15, 2010. The holders of the Notes also have the right to require the Company to purchase the Notes for cash upon the occurrence of a Fundamental Change, as defined in the Indenture, for 110 percent of the principal amount if the Fundamental Change occurs prior to December 31, 2006, and for 100 percent of the principal amount if the Fundamental Change occurs after that date. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the Notes in the event of a Fundamental Change. The make-whole premium is calculated based on a formula with the premium ranging from 0% to 31.4% depending on when the Fundamental Change occurs and the price of the Company’s stock at the time the Fundamental Change occurs.

Upon conversion of the Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the Notes of its method for settling the principal amount of the Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

14. Subsequent Events (continued)

to any conversion of the Notes. On March 21, 2006, the Company notified holders of the Notes of its election to satisfy its conversion obligation with respect to the principal amount of any Notes surrendered for conversion by paying the holders of such surrendered Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any.

Debt issue costs associated with the Notes will be amortized over the seven-year period ending December 2012. In the event of a default of $10,000 or more on any credit agreement, including the 2004 Credit Facility and the 2.75% Notes, a corresponding event of default would result under the Notes.

Realignment of Service Delivery in Rocky Mountain Region - In early 2006, the Company determined, as part of its initiative to reduce general and administrative costs, that significant savings could be gained through the realignment of its approach to the market in the Rocky Mountain region by pursuing project opportunities on a case-by-case basis. As a result, the Company is realigning its approach to the delivery of project services in that market.

Hostage Incident - On February 18, 2006, the Willbros 318 combination derrick/lay barge, working in the Forcados River in Nigeria, was attacked by militants allegedly affiliated with a group calling themselves the Movement for the Emancipation of the Niger Delta (“MEND”). Nine personnel were taken hostage. As a result of the heightened security risk in the Niger Delta, three projects in the area were interrupted and security protocols for all the Company’s work in Nigeria were reviewed and are being adjusted to meet this escalating threat. On March 1, 2006, six hostages were released unharmed and repatriated to their home countries. On March 27, the remaining three hostages were released unharmed and were likewise repatriated to their home countries. Negotiations for release of these hostages were, in large measure, the result of an extensive dialogue between Nigerian federal and state government representatives and representatives of MEND. Willbros paid no ransom for release of the hostages.

The Willbros 318 remains anchored in the Forcados River estuary. The Company has had to cease work on certain projects in the Niger Delta region of Nigeria as a result of the militant activities in the area. Other projects outside of the Niger Delta have also been negatively impacted by these militant activities. Management of the Company is currently in discussions with its clients in Nigeria to address the changed working environment from both a security and commercial perspective. These discussions are still ongoing. Accordingly, the Company cannot estimate at this time the effect these escalating hostilities will have on its current or future project activities in Nigeria.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless noted otherwise)

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements for the three-month and nine-month interim periods ended September 30, 2005 and 2004, included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Our operations for the three-month period ended September 30, 2005 generated margins lower than expected due to unresolved change orders which are expected to be resolved in future periods, low margin projects in Nigeria, start-up costs and cost overruns in Canada and interruptions of work in progress in the United States by Hurricanes Katrina and Rita.

However, we continue to believe the fundamentals supporting the demand for engineering and construction services for the oil, gas and power industries indicate the market for our services will be strong in 2006 and 2007. We are encouraged by many positive developments in the markets that we serve. Capital spending for the exploration and production sector of the energy industry is expected to exceed $235 billion in 2006, a 15 percent increase over comparable expenditures in 2005. In the oil sands region of western Canada, forecasted capital expenditures on new bitumen production and processing facilities are expected to exceed C$100 billion through 2015, as production levels are forecasted to increase from approximately one million barrels per day presently to more than three million barrels per day in 2015. We also believe new initiatives announced by the Mexican government to increase production and to expand pipeline infrastructure make that market attractive for our engineering and construction services after the 2006 national elections are conducted. In the United States, new gas production in the Rocky Mountain region has generated new plans for gas pipelines to the West, Midwest and East Coast. The move towards liquefied natural gas (“LNG”) is also expected to bring more opportunities to Willbros, both in North America and in the producing/exporting countries.

The engineering market in North America has become capacity constrained and we are being more selective, accepting assignments that offer higher margins, complement strategic objectives and position us for engineering, procurement and construction (“EPC”) assignments. We believe this heightened engineering activity is the precursor to higher levels of construction activity in North America. Numerous discussions and contract negotiations with potential customers regarding pipeline and station construction projects in North America, coupled with the increase in engineering assignments, support our belief that activity in North America should increase in 2006 and 2007.

In Nigeria, in 2006 a spate of attacks on oil installations and the kidnapping of oil workers in the Niger Delta are escalating with the emergence of a group calling themselves the Movement for the Emancipation of the Niger Delta (“MEND”). The crux of the Niger Delta conflict is the escalation of a longstanding troubled relationship between the Federal Government of Nigeria and the oil producing communities in the Niger Delta region, with the latter asserting that historically there has been inequitable sharing of Niger Delta oil revenues. Some production operations in the Western Delta area are now shut in, having had the combined effect of elevating oil prices and interrupting or delaying projects we have underway in that market. We are in negotiations with our clients in Nigeria to address these heightened security concerns and to mitigate the commercial impacts on us of these recent events in Nigeria. While our clients have demonstrated an appreciation of our problems and a willingness to work with us on this combination of security concerns and commercial issues, the outcome of those negotiations is still uncertain as is their ultimate effect on our revenue, operating results and cash flow. However, to date these events have had a negative impact on our revenue, operating results and cash flow, and it is likely this negative impact will continue in the near term.

Restatement

In late December of 2004, the Company became aware of an approximate $2,500 tax assessment against the Company’s Bolivian subsidiary which alleged that the subsidiary had filed improper tax returns. The assessment also imposed penalties and interest related to the tax assessment. Prior to late December 2004, the executive management of the Company was unaware of the tax assessment, with the exception of J. Kenneth Tillery, the then President of Willbros International, Inc. (“WII”), the primary international subsidiary of the Company. Mr. Tillery resigned from the Company on January 6, 2005.

Upon learning of the tax assessment, the Company immediately commenced an initial investigation into the matter and notified the Audit Committee of the Board of Directors. The Audit Committee retained independent counsel, who in turn retained forensic accountants, and began an independent investigation.

Concurrent with the Audit Committee’s investigation, the Company initiated its own review of the Company’s accounting. This review focused primarily on the Company’s international activities supervised by the former President of WII, but also included other areas of the Company’s accounting activities.

As a result of the investigation by the Audit Committee and the Company’s accounting review, the Company determined that several members of the senior management of WII and its subsidiaries collaborated to misappropriate assets from the Company and cover up such activity. It was determined that the Bolivian subsidiary had in fact filed improper tax returns, or failed to file returns, at the direction of Mr. Tillery, the former President of WII. The investigation also determined that Mr. Tillery, in collusion with several members of the management of the international subsidiaries, was involved in other improper activities, primarily in the Company’s Nigerian subsidiaries.

Financial Summary

For the quarter ended September 30, 2005, we had a loss of $0.83 per share on revenue of $158,847. This compares to revenue of $117,933 in the same restated quarter in 2004, when we reported a loss of $0.48 per share.

Revenue of $158,847 for the third quarter of 2005 represents a $40,914 (35%) increase over the revenue for the same restated period in 2004. During the third quarter of this year, International revenue increased $18,437 (24%) primarily because of a $38,793 increase from new work in Nigeria and West Africa, partially offset by a $20,322 decrease in revenue in our other international locations. United States & Canada revenue increased $22,477 (53%) primarily as a result of increased revenue associated with all of our service capabilities in the United States and Canada.

Contract costs increased $39,769 (37%) to $146,646 in the third quarter of 2005 as compared to the same restated quarter of 2004 due to the activity increases in both operating segments. Overall, contract margins decreased by 1.7 percentage points to 7.7 percent in the third quarter of 2005 as compared to the same restated quarter in 2004 due to low margin projects in Nigeria, decreased margins associated with operation of the TXP-4 Plant, start-up costs on a new fabrication facility and cost overruns on pipeline construction projects in Canada, and interruptions of work in progress in the United States by Hurricanes Katrina and Rita. Contract margins in our International and United States & Canada segments were negatively impacted by costs associated with unresolved charge orders which are expected to be resolved in future periods.

G&A expenses increased $8,436 (73%) to $20,050 in the third quarter of 2005 from $11,614 in the restated third quarter of last year. The increase in G&A expenses includes increases in external legal and accounting costs of $2,973 and $1,479, respectively, from the same quarter in 2004. The increase in external legal and accounting expenses relates primarily to ongoing support for the class action lawsuits, the DOJ and SEC investigations, and the audit of the 2004 financial statements including the restatement of the first three quarters of 2004 and prior periods. G&A expenses increased in the third quarter of 2005 over the third quarter of 2004 in Canada and Nigeria by $922 and $551, respectively, due to increased activity in those markets. We incurred $226 in costs in Bolivia as we closed our operations there. In addition, the Houston office’s G&A expenses increased approximately $2,285 primarily related to additional labor and IT support costs due in part to supporting the SEC and DOJ investigations and the audit of the 2004 financial statements including the restatement of prior periods.

We recognized $2,318 of tax expense on a $15,235 pre-tax loss in the third quarter of 2005. The $467 tax expense decrease in the third quarter of 2005 resulted primarily from losses incurred in the United States & Canada segment as compared to the same restated quarter in 2004. Tax expense of $2,318 in the third quarter of 2005 results primarily from accruing income taxes in Nigeria where taxes are calculated based on a deemed income (percentage of revenue) instead of actual pre-tax income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our report on Form 10-K for the year ended December 31, 2004, we identified and disclosed three critical accounting policies: (a) Revenue Recognition: Percentage-of-Completion Method; (b) Income Taxes; and (c) Joint Venture Accounting. There have been no changes to our critical accounting policies during the nine-month period ended September 30, 2005.

OTHER FINANCIAL MEASURES

EBITDA

We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for the nine months ended September 30, 2005 was ($8,408) as compared to $7,871 for the same restated period in 2004, a $16,279 (207%) decrease.

A reconciliation of EBITDA to GAAP financial information follows:

	Nine Months Ended September 30,
	2005	2004
		RESTATED
Net loss	$(37,370)	$(11,773)
Interest, net	2,626	1,909
Provision for income taxes	10,564	5,821
Depreciation and amortization	15,772	11,914

EBITDA	$(8,408)	$7,871

Backlog

We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. Backlog as of September 30, 2005 was $985,239 with an estimated embedded margin of 17.0 percent compared to $660,932 at December 31, 2004 with an estimated embedded margin of 21.6 percent. Included in the backlog at September 30, 2005 is $18,908 of gas processing revenue with an estimated embedded margin of 100 percent. The gas processing revenue is associated with the 10-year gas processing contract for our TXP-4 Plant, which was sold effective January 1, 2006. If backlog amounts were reduced by eliminating the effects of this gas processing contract, the adjusted estimated embedded margin would be 15.4 percent as of September 30, 2005. An estimated $204,000 (20.7%) of the current backlog is scheduled to be worked off during the remainder of 2005.

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

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

Contract Revenue

Contract revenue increased $40,914 (35%) to $158,847 due to increases in both International and United States & Canada segments. A quarter-to-quarter comparison of revenue is as follows:

	Three Months Ended September 30,
	2005	2004	Increase (Decrease)	Percent Change
		RESTATED
International	$94,115	$75,678	$18,437	24%
United States & Canada	64,732	42,255	22,477	53%

Total	$158,847	$117,933	$40,914	35%

International revenue increased $18,437 primarily because of a $38,793 increase from new work in Nigeria and West Africa, partially offset by a $20,322 decrease in revenue from the completed 2004 projects in Iraq ($10,143), Venezuela ($3,838), Oman ($4,738) and Ecuador ($1,603). United States & Canada revenue increased $22,477 primarily as a result of increased revenue associated with US construction ($20,154), US engineering ($1,950), activities in Canada ($2,584), offset by a decrease in gas processing revenue of $2,211.

Contract Income

Contract income increased $1,145 (10%) to $12,201 in the third quarter of 2005 as compared to the same restated quarter in 2004. A quarter-to-quarter comparison of contract income is as follows:

	Three Months September 30,
	2005	% of Revenue	2004	% of Revenue	Increase (Decrease)	Percent Change
			RESTATED
International	$6,514	6.9%	$4,791	6.3%	$1,723	36%
United States & Canada	5,687	8.8%	6,265	14.8%	(578)	(9)%

Total	$12,201	7.7%	$11,056	9.4%	$1,145	10%

International contract income increased $1,723 in the third quarter of 2005. The increase in contract income is due to the increased work levels in Nigeria where contract income increased $9,889, offset by reduced revenue levels at our other international locations. International contract margins increased slightly by 0.6 percentage points in the third quarter of 2005 as compared to the same restated quarter in 2004. United States & Canada contract income decreased $578 during the third quarter of 2005. Contract margin decreased by 6.0 percentage points during this period. The decreased contract income and margin is due mainly to decreased contract income and margins associated with the operation of the TXP-4 Plant, and start-up costs on a new fabrication facility and cost overruns on construction projects in Canada. Engineering and construction (E&C) activity in the United States generally experienced slightly higher contract margins during the third quarter of 2005 versus the same period in 2004.

Other Operating Expenses

Depreciation and amortization increased $1,273 (30%) in the third quarter of 2005 as compared to the same restated period in 2004 primarily due to additions to equipment in Nigeria over the last year, and depreciation on the new information system.

G&A expenses increased $8,436 (73%) to $20,050 in the third quarter of 2005 from $11,614 in the restated third quarter of last year. The increase in G&A expenses includes increases in external legal and accounting costs of $2,973 and $1,479, respectively, from the same quarter in 2004. The increase in external legal and accounting expenses relates primarily to ongoing support for the class action lawsuits, the DOJ and SEC investigations, and the audit of the 2004 financial statements including the restatement of the first three quarters of 2004 and prior periods. G&A expenses increased in the third quarter of 2005 over the third quarter of 2004 in Canada and Nigeria by $922 and $551, respectively, due to increased activity in those markets. We incurred $226 in costs in Bolivia as we closed our operations there. In addition, the Houston office’s G&A expenses increased approximately $2,285 primarily related to additional labor and IT support costs due in part to supporting the SEC and DOJ investigations and the audit of the 2004 financial statements including the restatement of prior periods.

Non-Operating Items

Other income (expense) decreased from $1,181 of expense in the restated third quarter of 2004 to $1,871 of expense in the same quarter of 2005. The $690 quarter-to-quarter unfavorable variance is primarily attributable to increased interest expense of $832, due primarily to the write-off of debt issue costs upon the reduction in the size of the 2004 Credit Facility from $150,000 to $100,000.

We recognized $2,318 of tax expense on a $15,235 pre-tax loss in the third quarter of 2005. The $467 tax expense decrease in the third quarter of 2005 resulted primarily from losses incurred in the United States & Canada segment as compared to the same restated quarter in 2004. Tax expense of $2,318 in the third quarter of 2005 results primarily from accruing income taxes in Nigeria where taxes are calculated based on a deemed income (percentage of revenue) instead of actual pre-tax income.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

Contract Revenue

Contract revenue increased $118,861 (35%) to $454,645 due to increases in both International and United States & Canada segments. A quarter-to-quarter comparison of revenue is as follows:

	Nine Months Ended September 30,
	2005	2004	Increase (Decrease)	Percent Change
		RESTATED
International	$279,329	$200,598	$78,731	39%
United States & Canada	175,316	135,186	40,130	30%

Total	$454,645	$335,784	$118,861	35%

International revenue increased $78,731 primarily because of a $166,535 increase from new work in Nigeria and West Africa, partially offset by a $87,468 decrease in revenue from the completed 2004 projects in Iraq ($51,244), Oman ($12,591), Venezuela ($15,216), Bolivia ($6,368) and Ecuador ($2,049). United States & Canada revenue increased $40,130 primarily as a result of $12,128 of increased activity in Canada, $14,318 of increased activity in US engineering, $4,243 increased revenue from gas processing, and a $9,441 increase in US construction revenue.

Contract Income

Contract income increased $4,619 (10%) to $48,639 for the first nine months of 2005 as compared to the same restated first nine months of 2004. A comparison of contract income is as follows:

	Nine Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	Increase (Decrease)	Percent Change
			RESTATED
International	$31,066	11.1%	$28,276	14.1%	$2,790	10%
United States & Canada	17,573	10.0%	15,744	11.6%	1,829	12%

Total	$48,639	10.7%	$44,020	13.1%	$4,619	10%

International contract income increased $2,790 in the first nine months of 2005. The increase is mainly due to the increased construction activity in Nigeria on the large EPC contracts with Shell Petroleum Development Company and Mobile Producing Nigeria. The additional Nigeria contract income was partially offset by declines in Iraq, Bolivia, Venezuela and Ecuador as these projects were completed or closed out in fiscal year 2004. International contract margins declined 3.0 percentage points during the first nine months of 2005 as compared to the same period in 2004. The contract margin associated with work in Nigeria in 2005 is at lower contract margin as compared to the margin recognized from the completed 2004 Iraq project. Additionally, the contract margin in the first nine months of 2004 benefited from the Bolivia Transierra settlement. United States & Canada contract income increased $1,829 during the first nine months of 2005, primarily due to increased revenue in the segment, while contract margin decreased by 1.6 percentage points during the period. The segment’s contract margins decreased primarily because of lower margins associated with the operations at the TXP-4 Plant and construction activities in Canada.

Other Operating Expenses

Depreciation and amortization increased $3,858 (32%) during the first nine months of 2005 as compared to the same restated period in 2004 primarily due to additions to equipment in Nigeria over the last year, and depreciation on the new information system.

G&A expenses increased $22,660 (68%) to $55,892 in the first nine months ended September 30, 2005 from $33,232 in the same period of last year. The increase in G&A expenses includes increases in external legal and accounting costs of $5,929 and $4,668, respectively, from the same nine months in 2004. The increase in external legal and accounting expenses relates primarily to ongoing support for the class action lawsuits, the DOJ and SEC investigations, and the audit of the 2004 financial statements including the restatement of the first three quarters of 2004 and prior periods. G&A expenses increased in the first nine months of 2005 over the same period in 2004 in Canada and Nigeria by $1,920 and $1,991, respectively, due to increased activity in those markets. We incurred $743 in increased costs in Bolivia as we closed our operations there. In addition, the Houston office’s G&A expenses increased approximately $7,409 primarily related to additional labor and IT support costs due in part to supporting the SEC and DOJ investigations and the audit of the 2004 financial statements including the restatement of prior periods.

Non-Operating Items

We recognized $10,564 of tax expense on a $26,806 pre-tax loss in the first nine months of 2005. The $4,743 tax expense increase in the first nine months of 2005 resulted primarily from $166,535 of increased revenue in Nigeria as compared to the same restated first nine months in 2004. Tax expense of $10,564 in the first nine months of 2005 results primarily from accruing income taxes in Nigeria where income taxes are calculated based on a deemed income (percentage of revenue) instead of actual pre-tax income.

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

Working Capital

Cash and cash equivalents decreased $41,828 (53%) to $36,892 at September 30, 2005 from $78,720 at December 31, 2004. This decrease was primarily due to $28,474 of investing activities related to the acquisition of equipment, $12,561 cash used in operations, and a $2,837 net reduction of notes payable and long-term debt. Offsetting these decreases was cash provided by proceeds from sale of equipment of $1,868.

Working capital decreased $51,538 (47%) from decreased cash of $41,828 and increased current liabilities of $40,461, offset by increased prepaid expenses and inventory of $8,007 and increased receivables and unbilled revenue of $22,744.

Cash flows from operations decreased by $1,050 compared to the restated same period in 2004, from a negative cash flow of $11,511 to a negative cash flow of $12,561.

2.75% Convertible Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75 percent Convertible Senior Notes (the “Convertible Notes”). On April 13, 2004, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the Convertible Notes totaled $70,000. The Convertible Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The Convertible Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the Convertible Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the Convertible Notes have the right to require the Company to purchase the Convertible Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the Convertible Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at September 30, 2005). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share based on the initial conversion price. Unamortized debt issue costs of $2,554 associated with the Convertible Notes are included in other assets at September 30, 2005 and are being amortized over the seven-year period ending March 2011. In the event of a default under any Company credit agreement other than the indentures covering the Convertible Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the Convertible Notes. Since the non-compliance issues under the 2004 Credit Facility discussed below did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the Convertible Notes.

On June 10, 2005, the Company received a letter from a law firm representing an investor claiming to be the owner of in excess of 25 percent of the Convertible Notes asserting that, as a result of the Company’s failure to timely file with the SEC its 2004 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, it was placing the Company on notice of an event of default under the indenture dated as of March 12, 2004 between the Company as issuer, and JPMorgan Chase Bank, N.A., as trustee (the “Indenture”), which governs the Convertible Notes. The Company indicated that it did not believe that it had failed to perform its obligations under the relevant provisions of the Indenture referenced in the letter. On August 19, 2005, the Company entered into a settlement agreement with the beneficial owner of the Convertible Notes on behalf of whom the notice of default was sent, pursuant to which the Company agreed to use commercially reasonable efforts to solicit the requisite vote to approve an amendment to the Indenture (the “Indenture Amendment”). The Company has obtained the requisite vote and on September 22, 2005, the Indenture Amendment became effective.

The Indenture Amendment extends the initial date on or after which the Convertible Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10 percent or more of the consideration in the transaction consists of “cash,” to make a “coupon make-whole payment” equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the Convertible Notes or (b) all scheduled interest on the Convertible Notes from the date of the transaction through March 15, 2013

6.5% Convertible Senior Notes

On December 22, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”) for a private placement of $65,000 aggregate principal amount of its 6.5% Senior Convertible Notes due 2012 (the “2005 Convertible Notes”). The private placement closed on December 23, 2005. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs for our current level of operations. In the first quarter of 2006, the initial purchasers of the 2005 Convertible Notes exercised their option to purchase an additional $19,500 of 2005 Convertible Notes bringing the aggregate principal amount of the private placement to $84,500.

The 2005 Convertible Notes are governed by an Indenture dated December 23, 2005 and were entered into by and among the Company, as issuer, Willbros USA, Inc., as guarantor (“WUSAI”), and The Bank of New York, as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 2005 Convertible Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2005 Convertible Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes, which is equivalent to an initial conversion price of approximately $17.56 per share, subject to adjustment in certain circumstances.

2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40 percent of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. The 2004 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Unamortized debt issue costs of $1,197 associated with the 2004 Credit Facility are included in other assets at September 30, 2005 and are amortized over the term of the 2004 Credit Facility ending March 2007.

As of September 30, 2005, there were no borrowings under the 2004 Credit Facility and there were $55,011 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $150,000 (see “Waiver Amendment” below).

2004 Credit Facility Waivers

For the quarter ended June 30, 2004, due to the Company’s operating results and EBITDA (earnings before net interest, income taxes, depreciation and amortization) levels, an Amendment and Waiver Agreement (the “Waiver Agreement”) was obtained from the syndicated bank group to waive non-compliance with a financial covenant to the credit agreement at June 30, 2004 and to amend certain financial covenants. The Waiver Agreement provides for an amendment of certain quarterly financial covenants and the multiple of EBITDA calculation with respect to the borrowing base determination through September 30, 2005.

In January 2005, the Company obtained a Consent and Waiver from its syndicated bank group, covering a period through June 29, 2005, waiving certain defaults and covenants which related to the filing of tax returns, the payment of taxes when due, tax liens and legal proceedings against the Company related to a tax assessment in Bolivia. (See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q). Additional Consent and Waivers were obtained from the syndicated bank group as of April 8 and June 13, 2005 with respect to these defaults and non-compliance with certain financial covenants as of June 13, 2005.

On July 19, 2005, the Company entered into a Second Amendment and Waiver Agreement (“Waiver Amendment”) of the 2004 Credit Facility with the bank group to obtain continuing waivers regarding its non-compliance with certain financial and non-financial covenants in the 2004 Credit Facility. Under the terms of the Waiver Amendment, the total credit availability under the 2004 Credit Facility was reduced to $100,000 as of the effective date of the Waiver Amendment. Subject to certain conditions, the bank group agreed to permanently waive all existing and probable technical defaults under the 2004 Credit Facility as long as the Company submitted year-end 2004 financial statements and interim financial statements for the quarters ended March 31 and June 30, 2005 by September 30, 2005. These conditions relate primarily to submissions of various financial statements and other financial and borrowing base related information.

The Waiver Amendment also modified certain of the ongoing financial covenants under the 2004 Credit Facility and established a requirement that the Company maintain a minimum cash balance of $15,000. Until such time as the waiver became permanent, the Company had certain additional reporting requirements, including periodic cash balance reporting. In addition, the Waiver Amendment prohibited the Company from borrowing cash under the 2004 Credit Facility until the waiver became permanent. The Company was not able to submit the referenced statements by September 30, 2005, therefore the waiver did not become permanent.

During the period from November 23, 2005 to April 5, 2006, the Company entered into the third, fourth and fifth amendments and waivers to the 2004 Credit Facility with its syndicated bank group to waive non-compliance with certain financial and non-financial covenants. Among other things, the amendments provided that (1) certain financial covenants and reporting obligations were waived and/or modified to reflect the Company’s current and anticipated future operating performance, (2) the ultimate reduction of the facility to $70,000 for issuance of letter of credit obligations only, and (3) a requirement for the Company to maintain a minimum cash balance of $15,000.

Liquidity

We believe that cash flows from operations and the net proceeds from the 2005 Convertible Notes offering and the sale of the TXP-4 Plant will be sufficient to finance working capital and capital expenditures for our normal ongoing operations at our present level of activity. Capital expenditures for equipment for the fourth quarter of 2005 are estimated at $10,500. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively, the vast majority of which, should they occur, could be funded from our future operations, existing cash balances and the net proceeds from the 2005 Convertible Notes offering and the sale of the TXP-4 Plant. We are in the process of obtaining a new credit facility to replace the 2004 Credit Facility which expires March 12, 2007. However, since February 18, 2006, a spate of attacks on oil installations and the kidnapping of oil workers in the Niger Delta have escalated with the emergence of a group calling themselves the Movement for the Emancipation of the Niger Delta (“MEND”). Some production operations in the Western Delta area are now shut in, having had the combined effect of elevating oil prices and interrupting or delaying projects we have underway in that market. We are in negotiations with our clients in Nigeria to address these heightened security concerns and to mitigate the commercial impacts on us from these recent events in Nigeria. While our clients have demonstrated an appreciation of our problems and a willingness to work with us on this combination of security concerns and commercial issues, the outcome of those negotiations is still uncertain as is their ultimate effect on our revenue, operating results and our cash flow. However, to date these events have had a negative impact on our revenue, operating results and cash flow, and it is likely this negative impact will continue in the near term. In addition, should the DOJ, SEC, or OFAC, as a result of their investigation, criminally charge the Company or otherwise levy material civil and/or criminal fines or penalties against the Company or the Company is unable to obtain a new credit facility to replace the 2004 Credit Facility, these events could have a material adverse effect on the Company’s liquidity and operations. For a list of events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled “Risk Factors” contained in Items 1 and 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Contractual Obligations

As of September 30, 2005, we had $70,000 of outstanding debt related to the Convertible Notes.

During the first quarter of 2005, the Company entered into a capital lease agreement for a 90,000 square foot building on 10 acres of land in Edmonton, Alberta with an option to purchase the building for a total of $6,514 (C$8,000). Under the terms of the agreement, the Company made payments of approximately $620 (C$750) through September 30, 2005, and will purchase the building in December 2005 for a lump sum payment of approximately $6,250 (C$7,250).

Other contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 31, 2004, did not materially change outside of payments made in the normal course of business, except that a $2,600 capital lease with a remaining life of three years related to a new information system was paid off in March 2005.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	the results of government investigations into the actions of the Company and of current and former employees of the Company, including J. Kenneth Tillery, the former President of Willbros International, Inc.;

•	the imposition of fines, penalties or other sanctions that might be imposed as a result of government investigations;

•	difficulties we may encounter in obtaining new business, retaining existing business and/or collecting receivables in Nigeria and elsewhere because of the severance of long-term relationships with consultants and other individuals;

•	adverse results that we could suffer in civil litigation involving or arising from the actions of current and former employees and officers of the Company;

•	the assertion by parties to contracts with us that the actions of current and former employees of the Company were improper which constitutes a breach of, or otherwise give rise to claims under, contracts to which we are a party;

•	determination that the actions of current and former employees of the Company caused us to breach our credit agreements or debt instruments, which could result in the lack of access to our credit facilities and the requirement to cash collateralize our existing letters of credit;

•	the commencement by foreign governmental authorities of investigations into the actions of current and former employees of the Company, and the determination that such actions constituted violations of foreign law;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and the Company’s established policies and rules;

•	curtailment of capital expenditures in the oil, gas, and power industries;

•	political or social circumstances impeding the progress of our work;

•	failure to obtain the timely award of one or more projects;

•	cancellation of projects;

•	inclement weather;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to obtain adequate financing;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in the effective tax rate in countries where our work will be performed;

•	changes in applicable laws or regulations;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	the occurrence of the risk factors listed in our 2004 Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission from time to time; and

•	other factors, most of which are beyond our control.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise. For a more complete description of the circumstances surrounding the actions of the current and former employees of the Company, see the Risk Factors included in the Company’s 2004 Annual Report on Form 10-K beginning on page 27.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2005 and 2004 or during the three-month periods then ended.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2005 due to the generally short maturities of these items. At September 30, 2005, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At September 30, 2005, none of our indebtedness was subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2005, the disclosure controls and procedures are not effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

Company management with oversight from the Audit Committee has devoted substantial effort to the remediation of its material weaknesses described in Item 9A “Controls and Procedures” in the Company’s 2004 Annual Report on Form 10-K. Specifically, we have undertaken the following actions to remediate these material weaknesses:

•	Increased staffing and training of the finance and accounting personnel at the business unit level.

•	Adoption of a more frequent rotation policy for the financial staff at our business units.

•	Initiation of an enhanced worldwide awareness program to educate employees with respect to the content of our Whistle Blower policy to better achieve reporting of any suspected problems.

•	Realignment of the reporting of all business units’ financial staff directly to the Corporate Controller’s Office.

•	Adoption of a more frequent rotation policy for the operations staff at our business units.

•	Adoption of a policy requiring approval of the General Counsel or the Chief Financial Officer for the engagement of legal, accounting and tax advisors.

•	Implementation of an “enhanced and stand-alone” FCPA Compliance Program (separate from that incorporated previously into our Code of Business Conduct and Ethics), inclusive of a “Definitive FCPA Policy Statement” from the Board of Directors and an FCPA Compliance Procedure providing for, among other measures, routine training Company-wide, starting in Nigeria, Latin America and Oman.

•	Requirement that employees in a position of authority, as well as professional consultants, identify any direct or indirect ownership interest in entities doing business with the Company. Included in this disclosure will be any entities owned or controlled in whole or in part by immediate family members such as spouses.

•	Improvements to strengthen existing internal controls relating specifically to Nigerian cash disbursements, approved vendor lists and approval levels for individuals, subsidiaries and senior management.

•	Expansion and formalization of the review process by corporate tax personnel of all international tax returns on at least a quarterly basis. Book and tax liability accounts will be reconciled and compared with tax returns as filed. This process was already in place for the North American subsidiaries.

•	Movement of the internal audit function from an outsourced function with an independent accounting firm to an in-house department to facilitate more frequent and more in-depth examination of controls throughout the Company.

•	Appointment of a senior-level Company employee with primary responsibility for implementation, oversight and enforcement of the (i) Definitive FCPA Policy Statement; (ii) the Code of Business Conduct and Ethics; and (iii) the Whistleblower Policy, and publish that appointment through the Company. The appointee will have a direct communication line to the Audit Committee.

The above changes are all part of our overall plan that is intended to remediate the material weaknesses described in Item 9A “Controls and Procedures” in the Company’s 2004 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2004, and Note 11 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 11 as to legal proceedings is incorporated by reference into this Item.

I tem 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

2.1	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (Filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

4.1	First Supplemental Indenture dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture, dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (Filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.2	Indenture dated December 23, 2005, between us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (Filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.1	Second Amendment and Waiver dated July 19, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated July 19, 2005, filed July 25, 2005).

10.2	Third Amendment and Waiver dated November 23, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.4 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.3	Fourth Amendment and Waiver dated December 21, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.5 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.4	Fifth Amendment and Waiver dated March 31, 2006, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated April 5, 2006, filed April 13, 2006).

10.5	Purchase Agreement dated December 22, 2005, between us, Willbros USA, Inc. and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (Filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.6	Registration Rights Agreement dated December 23, 2005, between us and the initial purchasers set forth on Schedule I to the Purchase Agreement (Filed as Exhibit 10.3 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: June 16, 2006	By:	/s/ Warren L. Williams
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

Exhibit Number	Description
2.1	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (Filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

4.1	First Supplemental Indenture dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture, dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (Filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.2	Indenture dated December 23, 2005, between us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (Filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.1	Second Amendment and Waiver dated July 19, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated July 19, 2005, filed July 25, 2005).

10.2	Third Amendment and Waiver dated November 23, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.4 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.3	Fourth Amendment and Waiver dated December 21, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.5 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.4	Fifth Amendment and Waiver dated March 31, 2006, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated April 5, 2006, filed April 13, 2006).

10.5	Purchase Agreement dated December 22, 2005, between us, Willbros USA, Inc. and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (Filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.6	Registration Rights Agreement dated December 23, 2005, between us and the initial purchasers set forth on Schedule I to the Purchase Agreement (Filed as Exhibit 10.3 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.