Form 10-K
period 2005-12-31
WILLBROS GROUP INC
filed 2006-06-16
CIK 895450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.05 Par Value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2005) was $308,483,044.

The number of shares of the Registrant’s common stock outstanding at May 1, 2006 was 21,723,015.

Documents incorporated by reference: None

WILLBROS GROUP, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2005

Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	the results of government investigations into the actions of the Company and of current and former employees of the Company, including J. Kenneth Tillery, the former President of Willbros International, Inc.;

•	the consequences of the Company entering into a criminal plea agreement or a deferred prosecution agreement, including the imposition of civil or criminal fines, penalties, monitoring arrangements, or other sanctions that might be imposed as a result of government investigations;

•	difficulties we may encounter in obtaining new business, retaining existing business and/or collecting receivables in Nigeria and elsewhere because of the severance of long-term relationships with consultants and other individuals;

•	adverse results that we could suffer in civil litigation involving or arising from the actions of former employees and officers of the Company;

•	the assertion by parties to contracts with us that the actions of former employees of the Company were improper which constitutes a breach of, or otherwise give rise to claims under, contracts to which we are a party;

•	determination that the actions of former employees of the Company caused us to breach our credit agreements or debt instruments, which could result in the lack of access to our credit facilities and the requirement to cash collateralize our existing letters of credit;

•	the commencement by foreign governmental authorities of investigations into the actions of current and former employees of the Company, and the determination that such actions constituted violations of foreign law;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and the Company’s established policies and rules;

•	curtailment of capital expenditures in the oil, gas, and power industries;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	cancellation of projects, in whole or in part;

•	inclement weather;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to obtain adequate financing;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in the effective tax rate in countries where our work will be performed;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	the occurrence of the risk factors listed under Item 1A of this Form 10-K and in our other filings with the Securities and Exchange Commission from time to time; and

•	other factors, most of which are beyond our control.

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

Unless the context otherwise requires, all references in this Form 10-K to “Willbros”, the “Company”, “we”, “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

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

In addition, we currently make available on http://www.willbros.com/ our annual reports to stockholders. You will need to have the Adobe Acrobat Reader software on your computer to view these documents, which are in the .PDF format. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.

Restatement

Throughout 2005, Willbros was engaged in investigations into the misconduct of a former senior executive and some other former employees, a process that disrupted the Company’s operations, reduced its productivity and added significant non-operating costs. As a result of an internal investigation, completed in 2005 and more fully described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Restatement” of this Form 10-K, the Company’s financial results for the years ended December 31, 2001, 2002, and 2003, and the first three quarters of 2004 were restated in the Company’s annual report on Form 10-K for the year ended December 31, 2004. All financial results presented in this report for these periods reflect the restatement.

General

We are an independent international contractor serving the oil, gas and power industries and government entities worldwide. We currently operate our business in two segments: the United States and Canada (which we refer to as “United States & Canada”) and all other countries outside of the United States & Canada (which we refer to as “International”). We provide construction, engineering and specialty services to industry and governmental entities worldwide, specializing in pipelines and associated facilities for onshore, coastal and offshore locations. We are also actively involved in asset development, ownership and operations as an extension of our portfolio of industry services. We place particular emphasis on projects in countries where we believe our experience gives us a competitive advantage, including several developing countries.

Our construction services include, among others, the building, fabrication, installation, assembly, maintenance and replacement of:

•	major cross country pipelines;

•	offshore pipelines;

•	gathering systems;

•	flow stations;

•	pump stations;

•	meter stations;

•	gas compressor stations;

•	gas processing facilities;

•	oil and gas production facilities;

•	subsea facilities;

•	offshore jackets and decks;

•	modular processing facilities;

•	piers;

•	pressure vessels;

•	dock facilities; and

•	bridges.

Construction services are provided utilizing a large fleet of company-owned and leased equipment that includes marine vessels, barges, dredges, pipelaying equipment, heavy construction equipment, transportation equipment and camp equipment. Our equipment fleet is supported by an extensive inventory of spare parts and tools, which we strategically position and maintain throughout the world to maximize availability and minimize cost. We also own fabrication facilities in Canada, Nigeria, the United States, and Venezuela. Through our construction resources, we also provide specialty services, including asset development and operations. Our asset development and operations (also referred to as “facility operations”) include assets developed under “Build, Own and Operate” contracts, such as the fueling facilities operated for the Defense Energy Support Center, an agency of the U.S. government, and a 10 percent ownership in a water injection facility in Venezuela. During 2004 and 2005, we owned a gas processing plant (“TXP-4 Plant”) in the Opal, Wyoming area. The TXP-4 Plant was sold in January 2006 to Williams Field Services Company (See Note 18 to the Consolidated Financial Statements included in this Form 10-K).

Our engineering services include, among others

•	feasibility studies;

•	conceptual engineering services;

•	detailed design services;

•	route/site selection;

•	construction management;

•	turnkey engineer, procure, and construct, or “EPC” arrangements;

•	alliance arrangements;

•	material procurement;

•	overall project management;

•	permitting services;

•	commissioning/startup; and

•	bid support for other Willbros subsidiaries.

We provide our engineering services through engineering resources located in Salt Lake City (Murray), Utah; Tulsa, Oklahoma and Houston, Texas.

To complement our engineering services, Willbros also provides a full range of field services, including:

•	surveying;

•	right of way acquisition;

•	material receiving and control;

•	construction management;

•	facilities startup assistance; and

•	operation of facilities.

Finally, Willbros provides specialty service capabilities, including, among others:

•	dredging;

•	pipe corrosion coating;

•	concrete weight coating;

•	pipe double jointing;

•	piling;

•	pressure vessels;

•	marine repair/heavy lift services;

•	transport of dry and liquid cargo;

•	rig moves;

•	maintenance and repair services;

•	operation and development of facilities; and

•	building, owning and operating military fueling facilities.

We trace our roots to the construction business of Williams Brothers Company, founded in 1908. Through successors to that business, we have completed many landmark projects around the world, including the “Big Inch” and “Little Big Inch” War Emergency Pipelines (1942-44), the Mid-America Pipeline (1960), the TransNiger Pipeline (1962-64), the Trans-Ecuadorian Pipeline (1970-72), the northernmost portion of the Trans-Alaska Pipeline System (1974-76), the All-American Pipeline System (1984-86), Colombia’s Alto Magdalena Pipeline System (1989-90), a portion of the Pacific Gas Transmission System expansion (1992-93), and through a joint venture led by a subsidiary of ours, the Chad-Cameroon Pipeline (2000-2003).

Over the years, we have been employed by more than 400 clients to carry out work in 55 countries. Within the past ten years, we have worked in Africa, Asia, Australia, the Middle East, North America and South America. We have historically had a steady base of operations in the United States, Canada, Nigeria, Oman, and Venezuela, which has been complemented by major projects in Australia, Bolivia, Cameroon, Chad, Colombia, Ecuador, Egypt, Gabon, Indonesia, Ivory Coast, Kuwait, Mexico and Pakistan.

Private sector clients have historically accounted for the majority of our revenue. Government entities and agencies have accounted for the remainder. Our top ten clients were responsible for 73 percent of our total revenue in 2005 (64 percent in 2004 and 75 percent in 2003). In 2005, operating units of Royal Dutch/Shell Group and Exxon Mobil accounted for 32 percent and 11 percent of our total revenue, respectively.

Corporate Structure

We are incorporated in the Republic of Panama and maintain our headquarters at Plaza 2000 Building, 50th Street, 8th Floor, P.O. Box 0816-01098, Panama, Republic of Panama; our telephone number is +50-7-213-0947. Panama’s General Corporation Law is substantially modeled on the New York and Delaware corporate laws as they existed in 1932. Panama does not tax income derived from activities conducted outside Panama. The principal subsidiaries of Willbros Group, Inc. are:

•	Willbros International, Inc.; and

•	Willbros USA, Inc.

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

All significant International operations are carried out by material direct or indirect subsidiaries of Willbros International, Inc., which is also a Panamanian corporation. Such material subsidiaries include:

•	Willbros Middle East, Inc.;

•	Willbros West Africa, Inc.;

•	Willbros (Nigeria) Limited;

•	Willbros (Offshore) Nigeria Limited;

•	Constructora CAMSA, C.A.;

•	The Oman Construction Company LLC; and

•	Willbros Transandina, S.A.

All significant operations in the United States & Canada are carried out by material direct or indirect subsidiaries of Willbros Group, Inc. Such material subsidiaries include:

•	Willbros RPI, Inc.;

•	Willbros MSI Canada Inc.;

•	Willbros Mt. West, Inc.;

•	Willbros Engineers, Inc.;

•	Willbros Project Services, Inc.;

•	Willbros Midstream Services LLC; and

•	Willbros Government Services, Inc.

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

Current Market Conditions

We believe the fundamentals supporting the demand for engineering and construction services for the energy industry will continue to be strong for the next two to five years. Our operations for the three-month period ended December 31, 2005 generated better margins than the prior period (ended September 30, 2005) but margins for the year ended December 31, 2005 were lower than expected due to interruptions of work in progress in the United States by Hurricanes Katrina and Rita, low margin projects in Nigeria and unresolved change orders, which are expected to be resolved in future periods, in both Nigeria and North America. We continue to believe the outlook for our business is strong. The fundamentals supporting the demand for engineering and construction services for the oil, gas and power industries indicate that the market for our services will be strong in 2006 and 2007. Many positive developments reinforce our view. Capital spending for the exploration and production sector of the energy industry is expected to exceed $235 billion in 2006, a 15 percent increase over comparable expenditures in 2005. In the oil sands region of western Canada forecast capital expenditures on new bitumen production and processing facilities are expected to exceed C$100 billion through 2015, as production levels are increased from approximately one million barrels per day presently to more than three million barrels per day in 2015. We also believe new initiatives announced by the Mexican government to increase production and to expand pipeline infrastructure make that market attractive for our engineering and construction services after the 2006 national elections are conducted. In the United States, new gas production in the Rocky Mountain region has generated new plans for gas pipelines to the West, Midwest and East Coast. The move towards liquefied natural gas (“LNG”) is also expected to bring more opportunities to Willbros, both in North America and in other producing/exporting countries.

The engineering market in North America has become capacity constrained and we are being more selective, accepting assignments that offer higher margins and position us for EPC assignments. We believe this heightened engineering activity is the precursor to higher levels of construction activity in North America. Our discussions with potential customers regarding pipeline and station construction projects in North America, coupled with the increase in engineering assignments, support our belief that activity in North America should increase in 2006 and 2007.

We expect demand in the United States & Canada market, which led the improvement in backlog in 2005, to continue to be strong and we expect the International market to also continue to exhibit strong demand as new energy infrastructure developments are contemplated in North and West Africa and the Middle East. The following factors have caused the short-term outlook for our business to strengthen:

•	Increased demand in North America for natural gas has resulted in the siting, permitting and approval of new LNG regasification terminals in addition to multiple proposals for additional facilities, principally regasification terminals and connecting pipelines in North America.

•	Increased demand for natural gas worldwide has also resulted in new LNG liquefaction facilities and expansion of existing facilities to meet the higher demand levels. These new facilities require additional pipeline capacity to transport the feed gas for liquefaction.

•	Improved global economic conditions have increased demand for oil, gas, and power resulting in an increase in the expected number of oil, gas and power projects.

•	The increasing use of the EPC contract model should allow us to improve our market share in North America.

•	In West Africa, we have major energy infrastructure projects under contract and underway and believe there are opportunities for us to perform multiple phases of follow-on work on these projects under improved contract terms and conditions.

•	New holders of North American pipeline assets acquired in the past three years through merger or outright purchase are now implementing plans to expand or upgrade those assets.

•	Major customers are benefiting from high discretionary cash flow, which should enable them to implement expanded capital construction programs.

As a result of these factors, we expect our revenue in 2006 to increase from the 2005 level.

In the mid to long-term, we believe several factors influencing the global energy markets will result in increased activity across our primary lines of business. The fundamental factors that we expect will lead to higher levels of energy-related capital expenditures include:

•	Efforts to establish new oil and gas production in more politically secure regions of the world;

•	Rising global energy demand resulting from economic growth in developing countries;

•	The need for larger oil and gas transportation infrastructures in a number of developing countries;

•	Some state-controlled oil and gas companies seeking foreign investment;

•	The increasing role of natural gas as a fuel for power generation and other uses in producing countries;

•	The international effort to stabilize Iraq and restore Iraqi oil production;

•	Decline in existing producing reservoirs which will require additional investment to stabilize or reverse the decline in production;

•	Initiatives to reduce natural gas flaring worldwide; and

•	The aging of energy infrastructure.

A February 2006 industry survey of pipeline construction suggests that planned worldwide pipeline construction expenditures will be higher in 2006 than in 2005. For 2006 only, operators plan to build more than 11,500 miles of oil and gas pipelines worldwide at a cost of $27.6 billion. For 2005 only, companies had expected to build more than 13,000 miles at a cost of more than $18 billion. For projects completed after 2006, companies plan to lay more than 50,000 miles of land and marine pipelines and spend more than $116 billion. This compares to 45,000 miles of line and $69 billion in expenditures expected in the prior year’s industry survey. We expect more than $9 billion of these projects to meet our bidding criteria in 2006 and through mid-2007, and we expect to aggressively pursue these opportunities.

Partially offsetting these positive factors is the potential for political and social unrest in some countries in which we operate:

•	In Nigeria, attacks on oil installations and the kidnapping of oil workers in the Niger Delta have escalated with the emergence of a group calling itself the Movement for the Emancipation of the Niger Delta (“MEND”). The crux of the Niger Delta conflict is the escalation of a longstanding troubled relationship between the Federal Government of Nigeria and the oil producing communities in the Niger Delta region, with the latter asserting that historically there has been inequitable sharing of Niger Delta oil revenue. Some production operations in the Western Delta area are now shut in, having had the combined effect of elevating oil prices and interrupting or delaying projects we have underway in that market. We are in negotiations with our clients in Nigeria to address these heightened security concerns and to mitigate the commercial impacts on us of these recent events in Nigeria. While our clients have demonstrated an appreciation of our problems and a willingness to work with us on this combination of security concerns and commercial issues, the outcome of those negotiations is still uncertain as is their ultimate effect on our revenue, operating results and cash flow.

•	Continuing unrest and security concerns in the Middle East have created greater than normal uncertainty in the global oil markets. This uncertainty continues to cause caution among oil and gas producers with respect to their planned capital expenditure programs. This caution is despite the high levels for oil and gas prices enjoyed by producers over the past two years and may also stem from skepticism as to the sustainability of current energy prices.

•	Policies of populist governments in some South American countries have caused foreign investment in certain sectors, including energy, to decrease.

•	The political situation in Bolivia and Venezuela remains uncertain and projects in both countries continue to be delayed. Because the governments of both countries continue to pursue an agenda which includes nationalization and/or renegotiation of contracts with foreign investors, Willbros views these markets as having limited opportunities in the near term.

Business Strategy

We seek to maximize stockholder value through our business strategy. The core elements of this strategy are to:

•	Concentrate on projects and prospects in areas where we can be most competitive and obtain the highest profit margins consistent with the appropriate level of contractual and geo-political risk;

•	Pursue EPC contracts with vigor because they can often yield higher profit margins on the engineering and construction components of the contract than stand-alone contracts for similar services;

•	Focus on performance and project execution in order to maximize the profit potential on each contract awarded;

•	Place an increased focus on our commitments to safety and quality because these elements of performance measurement are increasingly important as differentiators from our competitors;

•	Develop alliances with other service providers who will enhance our capabilities and competitiveness in markets throughout the world;

•	Pursue asset development and operation opportunities to leverage our expertise in design and construction, and to provide a more predictable stream of revenue and cash flow;

•	Endeavor to maintain a strong balance sheet, which balances business risk with financial risk, and keep operating and overhead costs commensurate with anticipated levels of revenue;

•	Pursue alliances and equity investment opportunities with clients to secure long-term contracts which provide greater stability in our future revenue and cash flow streams; and

•	Pursue growth through expansion and acquisitions in complementary business lines.

In pursuing this strategy, we rely on the competitive advantage gained from our experience in completing logistically complex and technically difficult projects in remote areas with difficult terrain and harsh climatic conditions, our longstanding customer relationships, and our experienced multinational employee base. Recognizing our employees as key to our competitive advantage, we continue to invest in them to ensure that they have the training and tools needed to be successful in today’s challenging environment.

In carrying out the core elements of our long-term strategies, we build from the following:

Geographic Focus. Our objective is to maintain and enhance our presence in regions where we have developed a strong base of operations, such as Africa, the Middle East and North America by capitalizing on our local experience, established contacts with local customers and suppliers, and familiarity with local working conditions. In pursuing this strategy, we seek to identify a limited number of long-term niche markets in which we can outperform the competition and establish an advantageous position. In 2001, to establish our presence in Canada, we acquired Willbros MSI Canada Inc. (formerly MSI Energy Services Inc.), a Canadian contractor active in the oil sands producing area of northern Alberta. We also seek to establish or enhance our presence in other strategically important areas.

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

Safety and Quality Improvements. Our Health, Safety and Environmental (“HSE”) program enhances our ability to meet the specific requirements of our customers through continuous improvements to all our business processes. The HSE program is a systems-based approach that follows the API 9100 guidelines. These guidelines are based on regulatory laws and best practices that include general standards, construction activities and maintenance operations in the oil services industry, and focus on management leadership in the safety process. HSE goals and objectives are an integral part of our business strategy, aimed to promote continuous improvement in safety performance through management commitment and visibility. Our HSE program includes specific training, audits, recognition and accountability, action plans, and pre-planning as proactive measures.

Strategic Alliances. We seek to establish strategic alliances with companies whose resources, skills and strategies are complementary to and are likely to enhance our business opportunities. We currently have alliances to pursue or perform work in Abu Dhabi, Algeria, Australia, Canada, China, Libya, Saudi Arabia, and the United States.

Acquisitions. We seek to identify, evaluate and acquire companies that offer growth opportunities and that complement our resources and capabilities. Consistent with this strategy, in October 2001, we acquired Willbros MSI Canada, Inc. (formerly MSI Energy Services, Inc.), a Canadian contractor active in the oil sands producing area of northern Alberta.

Asset Development and Operations. We may decide to make an equity investment in a project in order to enhance our competitive position and/or maximize project returns. In 1998, this strategy led to our Venezuelan subsidiary taking a 10 percent equity interest in a joint venture which was awarded a 16-year contract to operate, maintain and refurbish water injection facilities in Lake Maracaibo, Venezuela. Also, since 1998, we have owned and operated fueling facilities for an agency of the U.S. Government. In 2003, we entered into an agreement with a U.S. natural gas processor to design, construct and own the TXP-4 Plant near Opal, Wyoming to process gas production from nearby fields for an annual processing fee plus a share of sales of natural gas liquids extracted. The TXP-4 Plant was completed in early 2004 and is currently in commercial operation. We sold this facility in January 2006 to the Williams Field Services Company, the owner and operator of the major Opal Plant facilities.

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

Our short–term focus will be on execution of the record backlog generated in 2005, continued emphasis on maintaining a balanced portfolio of work with the objective of achieving a fifty-fifty balance between United States & Canada and International, returning general and administrative cost levels to 6-8 percent of revenue, and supporting and seeking closure on SEC, DOJ and OFAC investigations.

Willbros Background

We are the successor to the pipeline construction business of Williams Brothers Company, which was started in 1908 by Miller and David Williams. In 1949, the business was reconstituted and acquired by the next generation of the Williams family. The resulting enterprise eventually became The Williams Companies, Inc., a major U.S. energy and interstate natural gas and petroleum products transportation company (“Williams”).

In 1975, Williams elected to discontinue its pipeline construction activities and, in December 1975, sold substantially all of the non-U.S. assets and international entities comprising its pipeline construction division to a newly formed, independently owned Panama corporation. The new company (eventually renamed Willbros Group, Inc.) implemented a new management structure and commenced a new era in the Company’s history. In 1979, Willbros Group, Inc. retired its debt incurred in the acquisition by selling a 60 percent equity interest to Heerema Holding Construction, Inc. (“Heerema”). In 1986, Heerema acquired the balance of Willbros Group, Inc., which then operated as a wholly-owned subsidiary of Heerema until April 1992.

In April 1992, Heerema sold Willbros Group, Inc. to a corporation formed on December 31, 1991 in the Republic of Panama by members of the Company’s management at the time, certain other investors, and Heerema. Subsequently, the original Willbros Group, Inc. was dissolved into the acquiring corporation which was renamed “Willbros Group, Inc.” In August 1996, we completed an initial public offering of common stock in which Heerema sold all of its shares of common stock; and in October 1997, we completed a secondary offering in which the other investors sold substantially all of their shares of common stock. In May 2002, we completed a third public offering of common stock, which was used to repay debt and to provide cash for general corporate purposes.

Willbros Milestones

The following are selected milestones which we have achieved:

1915	Began pipeline work in the United States.

1939	Began international pipeline work in Venezuela.

1942-44	Served as principal contractor on the “Big Inch” and “Little Big Inch” War Emergency Pipelines in the United States which delivered Gulf Coast crude oil to the Eastern Seaboard.

1947-48	Built the 370-mile (600-kilometer) Camiri to Sucre and Cochabamba crude oil pipeline in Bolivia.

1951	Completed the 400-mile (645-kilometer) western segment of the Trans-Arabian Pipeline System in Jordan, Syria and Lebanon.

1954-55	Built Alaska’s first major pipeline system, consisting of 625 miles (1,000 kilometers) of petroleum products pipeline, housing, communications, two tank farms, five pump stations, and marine dock and loading facilities.

1956-57	Led a joint venture which constructed the 335-mile (535-kilometer) southern section of the Trans-Iranian Pipeline, a products pipeline system extending from Abadan to Tehran.

1958	Constructed pipelines and related facilities for the world’s largest oil export terminal at Kharg Island, Iran.

1960	Built the first major liquefied petroleum gas pipeline system, the 2,175-mile (3,480-kilometer) Mid-America Pipeline in the United States, including six delivery terminals, two operating terminals, 13 pump stations, communications and cavern storage.

1962	Began operations in Nigeria with the commencement of construction of the TransNiger Pipeline, a 170-mile (275-kilometer) crude oil pipeline.

1964-65	Built the 390-mile (625-kilometer) Santa Cruz to Sica Sica crude oil pipeline in Bolivia. The highest altitude reached by this line is 14,760 feet (4,500 meters) above sea level, which management believes is higher than the altitude of any other pipeline in the world.

1965	Began operations in Oman with the commencement of construction of the 175-mile (280-kilometer) Fahud to Muscat crude oil pipeline system.

1967-68	Built the 190-mile (310-kilometer) Orito to Tumaco crude oil pipeline in Colombia, one of five Willbros crossings of the Andes Mountains, a project notable for the use of helicopters in high-altitude construction.

1969	Completed a gas gathering system and 105 miles (170 kilometers) of 42-inch trunkline for the Iranian Gas Trunkline Project (IGAT) in Iran to supply gas to the USSR.

1970-72	Built the Trans-Ecuadorian Pipeline, crossing the Andes Mountains, consisting of 315 miles (505 kilometers) of 20-inch and 26-inch pipeline, seven pump stations, four pressure-reducing stations and six storage tanks. Considered the most logistically difficult pipeline project ever completed at the time.

1974-76	Led a joint venture which built the northernmost 225 miles (365 kilometers) of the Trans Alaska Pipeline System.

1974-76	Led a joint venture which constructed 290 miles (465 kilometers) of pipeline and two pump stations in the difficult to access western Amazon basin of Peru; another logistics challenge which required lightering from shipping on the Amazon River.

1974-79	Designed and engineered the 500-mile (795-kilometer) Sarakhs-Neka gas transmission line in northeastern Iran.

1982-83	Built the Cortez carbon dioxide pipeline system in the southwestern United States, consisting of 505 miles (815 kilometers) of 30-inch pipeline.

1984-86	Constructed, through a joint venture, the All-American Pipeline System, a 1,240-mile (1,995-kilometer), 30-inch heated pipeline, including 23 pump stations, in the United States.

1984-95	Developed and furnished a rapid deployment fuel pipeline distribution and storage system for the U.S. Army which was used extensively and successfully in Saudi Arabia during Operation Desert Shield/Desert Storm in 1990/1991, in Somalia during 1993 and in Iraq in 2003.

1985-86	Built a 185-mile (300-kilometer), 24-inch crude oil pipeline from Ayacucho to Covenas in Colombia, another Andean challenge.

1987	Rebuilt 25 miles (40 kilometers) of the Trans-Ecuadorian crude oil pipeline, mobilizing to Ecuador in two weeks and completing work within six months after major portions were destroyed by an earthquake.

1988-92	Performed project management, engineering, procurement and field support services to expand the Great Lakes Gas Transmission System in the northern United States. The expansion involved modifications to 13 compressor stations and the addition of 660 miles (1,060 kilometers) of 36-inch pipeline in 50 separate loops.

1989-92	Provided pipeline engineering and field support services for the Kern River Gas Transmission System, a 36-inch pipeline project extending over 685 miles (1,100 kilometers) of desert and mountains from Wyoming to California.

1992-93	Rebuilt oil field gathering systems in Kuwait as part of the post-war reconstruction effort.

1996	Listed shares upon completion of an initial public offering of common stock on the New York Stock Exchange under the symbol “WG.”

1996-97	Achieved ISO Certification for seven operating companies.

1996-98	Performed an EPC contract with Asamera (Overseas) Limited to design and construct pipelines, flowlines and related facilities for the Corridor Block Gas Project located in southern Sumatra, Indonesia.

1997-98	Carried out a contract for the construction of 120 miles (200 kilometers) each of 36-inch and 20-inch pipelines in the Zuata Region of the Orinoco Belt in Venezuela.

1997-98	Completed an EPC contract for El Paso Natural Gas Company and Gasoductos de Chihuahua, a joint venture between El Paso and PEMEX, to construct a 45-mile (75-kilometer) gas pipeline system in Texas and Mexico.

1999-00	Carried out a contract through a joint venture to construct a 492-mile (792-kilometer), 18-inch gas pipeline in Australia.

2000	Acquired Rogers & Phillips, Inc., a United States pipeline construction company.

2000	Relocated the Willbros USA, Inc. administrative headquarters from Tulsa, Oklahoma to Houston, Texas.

2001	Acquired MSI Energy Services Inc., an Alberta, Canada based contractor working in the oil sands area, and established a presence in Canada.

2001	Ended year with record backlog of $407.6 million.

2002	Acquired the Mt. West Group to enhance presence in the western United States and to improve our service capabilities worldwide.

2002	Completed engineering and project management of the Gulfstream project, a $1.6 billion natural gas pipeline system from Mobile, Alabama crossing the Gulf of Mexico and serving markets in central and southern Florida.

2002	Elected Michael F. Curran CEO, succeeding Larry J. Bump, who retired after 22 years as Willbros CEO.

2002	Completed the Centennial Pipeline Project: FERC application support, engineering, procurement, construction and construction management of new-build and conversion to refined products service of a natural gas system from Gulf Coast to mid-western United States, 797 miles (1,275 kilometers) of 24-inch and 26-inch pipelines and facilities.

2003	Completed work on the Explorer Pipeline Mainline expansion project, adding 12 new pump stations and additional storage to this products pipeline from the Gulf Coast to central Illinois.

2003	Completed an EPC contract for the 665-mile (1,070-kilometer), 30-inch crude oil Chad–Cameroon Pipeline Project, through a joint venture with another international contractor.

2003	Completed construction of the GASYRG natural gas pipeline in Bolivia, 144 miles (230 kilometers) of 32-inch pipeline from the San Alberto gas field to connect with export facilities to Brazil.

2004	Completed construction and began commercial operation of the Opal Gas Plant with nominal capacity of 350 million standard cubic feet per day.

2004	Began work on the Eastern Gas Gathering System (“EGGS”) project, an 83-kilometer 40-inch feed gas pipeline to the Bonny Island LNG facilities in Nigeria.

2004	Awarded the contract for the onshore portions of the West Africa Gas Pipeline project, to transport natural gas from Nigeria to end users in Ghana, Togo and Benin.

2004	Began work on a field upgrade East Area Platforms Retrofit and Wellhead Tie-ins Project (“EPC-IV”), offshore Nigeria, for a major exploration and production company.

2004	Completed pipeline rehabilitation and replacement project in Iraq.

2004	Ended year with record backlog of $660.9 million.

2005	Generated record backlog of $985 million at September 30, 2005.

Business Segments

Historically, the Company reported in one operating segment offering three integrated services: engineering, construction, and specialty. In mid-2004, the Company restructured its operating segments to include Engineering and Construction and Facilities Development and Operations. Beginning in the fourth quarter of 2004, the Company restructured its business into two operating segments, International and United States & Canada. All periods presented reflect this most recent change in segments.

The Company’s segments are strategic business units that are managed separately as each segment has different operational requirements and marketing strategies. Management believes, due to the composition of current work and potential work opportunities, and the nuances of the geographic markets the Company serves, that the organization should be viewed on a geographic basis. Consequently, the businesses have been restructured and we are reporting on the basis of two operating segments: International and United States & Canada. The International segment consists of all construction, engineering and facilities development operations in countries other than the United States and Canada. Currently such operations are in Africa, the Middle East, and South America. The United States & Canada segment consists of all construction, engineering and facilities development operations in the United States and Canada. The Company’s corporate operations include the general and administrative and financing functions of the organization. The costs of these functions are allocated between the two operating segments. The Company’s corporate operations also include various other assets that are allocated between the two operating segments. Inter-segment revenue and revenue between geographic areas are not material.

See Footnote 14 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for more information on our operating segments.

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

Engineering Services

We provide project management, engineering, and material procurement services to the oil, gas and power industries and government agencies. We specialize in providing engineering services to assist clients in constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, and field gathering and production facilities. Over the years, we have developed expertise in addressing the unique engineering challenges involved with pipeline systems and associated facilities.

To complement our engineering services, we also provide a full range of field services, including:

•	surveying;

•	right-of-way acquisition;

•	material receiving and control;

•	construction inspection;

•	facilities startup assistance; and

•	facilities operations.

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

Liquids Pipelines and Storage Facility Design. We have engineered a number of crude oil and refined petroleum products systems throughout the world, and have become recognized for our expertise in the engineering of systems for the storage and transportation of petroleum products and crude oil. In 2001, we provided engineering and field services for conversion of a natural gas system in the mid-western United States, involving over 797 miles (1,275 kilometers) of 24-inch to 26-inch diameter pipeline to serve the upper Midwest with refined petroleum products. In 2003, we completed EPC services for the expansion of another petroleum products pipeline to the Midwest involving 12 new pump stations, modifications to another 13 pump stations and additional storage.

U.S. Government Services. Since 1981, we have established our position with U.S. government agencies as a leading engineering contractor for jet fuel storage as well as aircraft fueling facilities, having performed the engineering for major projects at eight U.S. military bases including three air bases outside the United States. The award of these projects was based largely on contractor experience and personnel qualifications. Also, in the past seven years we have won five of ten so-called “Design-Build-Own-Operate-Maintain” projects to provide fueling facilities at military bases in the United States for the U.S. Defense Energy Support Center.

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

Construction Services

We are one of the most experienced contractors serving the oil, gas and power industries. Our construction capabilities include the expertise to construct and replace large-diameter cross-country and offshore pipelines; to fabricate engineered structures, process modules and facilities; to construct oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities and other related facilities; and to construct offshore platforms, subsea facilities, piers, docks and bridges.

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

Onshore construction often involves separate crews to perform the following different functions:

•	clear the right-of-way;

•	grade the right-of-way;

•	excavate a trench in which to bury the pipe;

•	haul pipe to intermediate stockpiles from which stringing trucks carry pipe and place individual lengths (joints) of pipe alongside the ditch;

•	bend pipe joints to conform to changes of direction and elevation;

•	clean pipe ends and line up the succeeding joint;

•	perform various welding operations;

•	inspect welds non-destructively;

•	clean pipe and apply anti-corrosion coatings;

•	lower pipe into the ditch;

•	backfill the ditch;

•	bore and install highway and railroad crossings;

•	drill, excavate or dredge and install pipeline river crossings;

•	tie in all crossings to the pipeline;

•	install mainline valve stations;

•	conduct pressure testing;

•	install cathodic protection system; and

•	perform final clean up.

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

Fabrication. Fabrication services can be a more efficient means of delivering engineered, major process or production equipment with improved schedule certainty and quality. We provide fabrication services in both the International and United States & Canada segments and are capable of fabricating such diverse deliverables as process modules, subsea templates, flare piles and tips and offshore jackets and decks. The deepwater projects being developed offshore West Africa offer significant opportunities for fabrication services and we completed initial projects in 2004 which establish Willbros as a qualified provider of these services. We are one of the few qualified companies able to offer local content and meet stringent quality requirements. Additional emphasis by the host government on local content has the effect of making our service capabilities more attractive to project developers. These developers are required by the government to demonstrate that their projects meet certain levels of local content. Also, Willbros MSI Canada Inc. (“Willbros MSI”) purchased an additional 90,000 square foot fabrication facility in Edmonton, Alberta. This facility has expanded Willbros MSI fabrication capability to provide process modules to the burgeoning heavy oil market in northern Alberta. Including the new facility in Edmonton, Willbros MSI currently operates three fabrication facilities in Ft. McMurray and Edmonton, Alberta, Canada.

Station Construction. Oil and gas companies require various facilities in the course of producing, processing, storing and moving oil and gas. We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. We can provide a full range of services for the engineering, design, procurement and construction of processing, pumping, compression, and metering facilities. We are capable of building such facilities onshore, offshore in shallow water or in swamp locations. The construction of station facilities, while not nearly as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options, and in countries where the importation process is difficult. Our capabilities have been enhanced by our experience in dealing with such challenges in numerous countries around the world.

Marine Construction. Our marine construction equipment, including conventional combination derrick/pipelay barges, pile driving barges, tugs and support vessels, service the Lake Maracaibo and near shore areas in Venezuela and offshore West Africa. In Lake Maracaibo and near shore locations, we construct and install fixed drilling and production platforms, berthing docks, jetties and mooring facilities. Offshore West Africa, the primary construction vessels we own and operate are the combination derrick/pipelay barge WB 318, the hook up/support barge WB 82, and the multi-purpose motor vessel Eros III. We also operate the shallow water pipelay barge LB 41. The WB 318 size of 300’ x 90’, lift capacity of 250 tons and center slot pipelay make the vessel ideal for the West Africa offshore projects involving platform installation, removal and pipelay for up to 24-inch pipe in water depths up to 200 feet. The hook up barge WB 82, measuring 256’ x 69’ with quarters for 150 persons and a 100-ton crane, is well suited for the platform and facilities retrofit and maintenance projects in the area. The 3,200 horsepower M/V Eros III, measuring 150’ x 36’, with quarters for 42 and a four–point mooring system, is well suited for construction support, platform survey, dive support and survey projects. The LB 41, a 180’ x 54’ shallow water pipelay vessel, is well suited for the shallow water pipelay market for offshore West Africa.

Specialty Services

We provide a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines. Frequently, such services require the utilization of specialized equipment, which is costly and requires operating expertise. Due to the initial equipment cost and operating expertise required, many client companies hire us to perform these services. We own and operate a variety of specialized equipment that is used to support construction projects and to provide a wide range of oilfield services. We provide the following primary types of specialty services:

•	Dredging;

•	Pipe Coating;

•	Concrete Weight Coating;

•	Pipe Double-Jointing;

•	Piling;

•	Pressure Vessels;

•	Marine Heavy Lift Services;

•	Transport of Dry and Liquid Cargo;

•	Rig Moves; and

•	Maintenance and Repair Services.

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

Opal Gas Plant. We designed, built and owned a turbo-expander plant which processes gas produced from the Pinedale anticline. The TXP-4 Plant is located near Opal, Wyoming in southwestern Wyoming and is designed to process volumes in excess of 350 million standard cubic feet per day of natural gas, producing 7,000 to 11,000 barrels per day of natural gas liquids at various operating conditions. We received an annual processing fee and shared in the proceeds from the sales of natural gas liquids extracted. The TXP-4 Plant began commercial natural gas processing activity in the first quarter of 2004. We sold this facility in January 2006 to Williams Field Services Company, the owner and operator of the major Opal Plant facilities.

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

Geographic Regions

The Company has operated worldwide but has focused its operations in recent years on certain markets in North America, South America, West Africa and the Middle East. Our contract revenue for 2005, 2004 and 2003 for the International and United States & Canada operating segments are shown in the following table.

	Year Ended December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Contract Revenue
International	$412,761	58.4%	$290,524	60.1%	$262,241	63.0%
United States & Canada	293,761	41.6	192,794	39.9	154,332	37.0

Total	$706,522	100.0%	$483,318	100.0%	$416,573	100.0%

International

Africa

Africa has been an important strategic market for us. There are large, potentially exploitable reserves of natural gas in West Africa, extending from the Ivory Coast to Angola. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. We intend to maintain our presence in Africa and seek to increase our share of available work. Currently, we are monitoring or bidding on major work prospects in Algeria, Angola, Egypt, Gabon, Libya, Nigeria and Tunisia.

Over the past 50 years, we have completed major projects in a number of African countries including Algeria, Cameroon, Chad, Egypt, Gabon, Ivory Coast, Libya, Morocco and Nigeria. We have management staff resident in Africa, assisted by engineers, managers and craftsmen with extensive African experience, who are capable of providing construction expertise, fabrication services, repair and maintenance services, dredging operations, pipe coating and engineering support. Strong local relationships have enabled us to satisfy the varied needs of our clientele in this region.

We have maintained a continuous presence in Nigeria since 1962. Our activities in Nigeria are directed from a fully staffed operational base near Port Harcourt. This 150-acre site includes office and living facilities, equipment and vehicle repair shops, a marine jetty, warehouses, fabrication and lay-down areas for both the client’s and our materials and spare parts. We have diversified our range of services by adding additional pipe coating expertise, drydock facilities, and, in 2004, fabrication services. The deepwater projects being developed offshore West Africa offer significant opportunities for fabrication services, and we completed deepwater projects in 2004 which establish Willbros as a qualified provider of these services. We are one of the few qualified companies able to offer local content and meet stringent quality requirements. Additional emphasis by the host government on local content has the effect of making our service capabilities more attractive to project developers. These developers are required by the government to demonstrate that their projects meet certain levels of local content. Having diverse yet complementary capabilities has often given us a competitive advantage on projects that contain several distinct work elements within a project’s scope of work. For example, we believe that we are currently among only a few contractors operating in the Nigerian oil and gas sector capable, with our own resources, of executing EPC projects for pipelines and related facilities for onshore, swamp, and offshore locations.

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

In Nigeria, attacks on oil installations and the kidnapping of oil workers in the Niger Delta have escalated with the emergence of a group calling itself MEND. The crux of the Niger Delta conflict is the escalation of a longstanding troubled relationship between the Federal Government of Nigeria and the oil producing communities in the Niger Delta region, with the latter asserting that historically there has been inequitable sharing of Niger Delta oil revenues. Some production operations in the Western Delta area are now shut in, having had the combined effect of elevating oil prices and interrupting or delaying projects we have underway in that market. We are in negotiations with our clients in Nigeria to address these heightened security concerns and to mitigate the commercial impacts on us of these recent events in Nigeria. While our clients have demonstrated an appreciation of our problems and a willingness to work with us on this combination of security concerns and commercial issues, the outcome of those negotiations is still uncertain, as is their ultimate effect on our revenue, operating results and cash flow.

Middle East

Hostilities in the Middle East continued during 2005 and caused the short-term outlook for projects in the region to remain very limited. However, we continue to believe that increased exploration and production activity in the Middle East will be the primary factor influencing the construction of new energy transportation systems in the region. The majority of future transportation projects in the region are expected to be centered around natural gas due to increased regional demand, governments’ recognition of gas as an important asset and an underdeveloped gas transportation infrastructure throughout the region. In April 2003, we were awarded an EPC contract for a natural gas pipeline system in Oman and completed that project in 2004. In October 2003, we were awarded work as a subcontractor to repair damaged pipelines in northern Iraq. This work was completed in late 2004. Projects delayed in the region by uncertainty associated with the hostilities in Iraq are now being tendered and awarded. We believe the Middle East in general will present opportunities to provide an increased level of services through 2006 and into 2007. In Qatar, investment in oil and gas infrastructure is expected to exceed $75 billion in the next five to seven years. We continue to monitor project opportunities throughout the Middle East and are currently investigating prospects in Abu Dhabi, Jordan, Kuwait, Oman, Qatar, Saudi Arabia and Yemen.

Our operations in the Middle East date back to 1948. We have worked in most of the countries in the region, with particularly heavy involvement in Iran, Kuwait, Oman and Saudi Arabia. Currently, we have ongoing operations in Oman, where we have been active continuously for more than 40 years. We maintain a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offer construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to our clients. In 2004, we were awarded a new five-year contract by Oman LNG for general maintenance services. We believe our presence in Oman and our experience there and in other Middle Eastern countries will enable us to successfully win and perform projects in this region.

South America

We have been active in South America since 1939. The medium to long-term market outlook has not changed, but in the short-term, the markets in Venezuela and Bolivia have been disrupted by political instability. We expect gas transportation projects in Bolivia, Brazil, Chile, Peru and Venezuela to continue to evolve to meet increasing demand for gas for industrial and power usage in the rapidly growing urban areas. In Venezuela and Ecuador, crude oil transportation systems will likely need to be built and/or upgraded so that the vast crude reserves in these countries can be efficiently exported to the world market. While we are not focused on South America as a regional market, we are selectively pursuing business opportunities in South America.

The political situation in Bolivia and Venezuela remains uncertain and projects in both countries continue to be delayed. Because the governments of both countries continue to pursue an agenda which includes nationalization and/or renegotiation of contracts with foreign investors, Willbros views these markets as having limited opportunities in the near term.

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

Venezuela is the largest oil producer in South America and conservative estimates place proven reserves at more than 77 billion barrels of oil and 146 trillion cubic feet of natural gas. The government of Venezuela, under Presidente Hugo Chavez, is moving toward more state control of energy projects. New hydrocarbon laws and the reopening and renegotiation of production services contracts and royalty agreements have added perceived political risk to investment decisions by international production companies. This has resulted in more deliberate and slower project development. We believe the large reserves and favorable location of Venezuela to the U.S. market will continue to attract investment but expect the process to be slower and more cautious.

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

Mexico

We have operated in Mexico for many years, completing several projects, including the Samalayuca Gas Pipeline project from Texas into Mexico in 1998. We believe the government-owned oil company, Petroleos de Mexico (“PEMEX”), will spend in excess of $13.1 billion in 2006 to expand and modify production facilities both onshore and offshore Mexico. We expect this market to be attractive for our engineering and construction services after the 2006 national elections are completed.

Asia and Australia

Markets in Asia and Australia continue to be of interest due to the relative abundance of undeveloped natural gas resources and the strong growth rates in energy demand. That abundance, and environmental concerns, favor the use of natural gas for power generation and industrial and residential usage in Asia and Australia. We are selectively conducting marketing and business development activities in these markets.

United States & Canada

We have provided services to the U.S. oil and gas industry for more than 90 years. We believe that the United States will continue to be an important market for our services. Market conditions for the short-term are expected to show more improvement in 2006, as many of the energy transportation companies improve their financial condition and focus on core businesses. To improve their liquidity, some of our traditional clients sold pipeline assets; in some cases, to new industry participants. These new owners are beginning to develop and implement their capital budgets for these newly acquired assets, as they have completed their evaluation of the newly acquired assets and are finalizing their strategies for maximizing the return on their investments in these assets. Deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which we expect will result in continued demand for our services in the mid to long-term. The demand for natural gas for industrial and power usage in the United States should increase the demand for additional new natural gas transportation infrastructure. We anticipate that additional supply to satisfy such market demand for natural gas will come from existing and new production in the North Slope of Alaska, the Mackenzie Delta in northern Canada, western Canada, the Rocky Mountain region, the Gulf of Mexico, and newly proposed and permitted liquefied natural gas (“LNG”) regasification terminals along the Gulf Coast. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs.

Prevailing oil and gas prices at higher than historical averages have increased industry interest, investment and development in the oil sands region of northern Alberta, Canada, where industry estimates expect over C$100 billion to be invested in the next 10 years. New process plant developments offer prospective fabrication and installation work as well as maintenance opportunities, and the anticipated increase in crude oil volumes to be shipped to markets in the United States and Asia has resulted in proposals for several major crude oil export pipelines from this region. The need for additional process fuel for the oil sands also is driving the development of new pipeline infrastructure from the Mackenzie Delta region. In early 2005, Willbros MSI purchased a 90,000 square foot fabrication facility in the Edmonton, Alberta area. This facility has expanded Willbros MSI’s fabrication capability to provide process modules to the burgeoning heavy oil market in northern Alberta.

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

Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2005, backlog was $816.4 million with an estimated embedded margin of 15.5%, compared to $660.9 million with an estimated embedded margin of 21.6% at December 31, 2004. If the December 31, 2004 backlog data is reduced for the backlog associated with the TXP-4 Plant, the backlog would have been $640.2 million with an embedded margin of 19.1%. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. We expect that approximately $673 million or about 82%, of our existing backlog at December 31, 2005, will be recognized in revenue during 2006. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in backlog. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

The following table shows our backlog by operating segment and geographic region as of December 31, 2005 and 2004:

	2005		2004
	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Backlog
International
Africa	$564,343	69%	$554,692	84%
South America	11,639	1	12,211	2
Middle East	47,196	6	2,500	<1

Subtotal International	623,178	76	569,403	86

United States & Canada
United States	36,242	5	68,926	10
Canada	156,935	19	22,603	4

Subtotal United States & Canada	193,177	24	91,529	14

Total	$816,355	100%	$660,932	100%

Competition

We operate in a highly competitive environment. We compete against government-owned or supported companies and other companies that have financial and other resources substantially in excess of those available to us. In certain markets, we compete against national and regional firms against which we may not be price competitive.

Our primary competitors for International onshore construction projects in developing countries include Technip (France), CCC (Lebanon), Saipem (Italy), AMEC Spie-Capag (UK), Techint (Argentina), Bechtel (U.S.), Stroytransgaz (Russia), Tekfen (Turkey), and Nacap (Netherlands). We believe that we are one of the few companies among our competitors possessing the ability to carry out large projects in developing countries on a turnkey basis (engineering, procurement and construction), without subcontracting major elements of the work. As a result, we may be more cost effective than our competitors in certain instances or offer a superior value proposition.

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

Primary competitors for engineering services include:

•	Alliance Engineering;

•	Bechtel;

•	Colt Engineering;

•	Fluor;

•	Gulf Interstate;

•	Jacobs Engineering;

•	KBR;

•	Mustang Engineering;

•	Paragon Engineering;

•	Snamprogetti;

•	Technip;

•	Trigon Sheehan; and

•	Universal Ensco.

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

Contract Provisions and Subcontracting

Most of our revenue is derived from engineering and construction contracts. We enter into four basic types of construction and specialty service contracts:

•	firm fixed-price or lump sum fixed-price contracts, providing for a single price for the total amount of work or for a number of fixed lump sums for the various work elements comprising the total price;

•	unit-price contracts, which specify a price for each unit of work performed;

•	time and materials contracts, under which personnel and equipment are provided under an agreed schedule of daily rates with other direct costs being reimbursable; and

•	a combination of the above (such as lump sums for certain items and unit rates for others).

We generally enter into three types of engineering contracts:

•	firm fixed-price or lump sum fixed-price contracts;

•	time and materials contracts pursuant to which engineering services are provided under an agreed schedule of hourly rates for different categories of personnel, and materials and other direct costs are reimbursable; and

•	cost-plus-fee contracts, common with U.S. government entities and agencies under which income is earned solely from the fee received. Cost-plus-fee contracts are often used for material procurement services.

Changes in scope of work are subject to change orders to be agreed to by both parties. Change orders not agreed to in either scope or price result in claims to be resolved in a dispute resolution process. These changes and claims can affect our contract revenue either positively or negatively.

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

In evaluating bid opportunities, we consider such factors as the client, the geographic location, the difficulty of the work, our current and projected workload, the likelihood of additional work, the project’s cost and profitability estimates, and our competitive advantage relative to other likely bidders. We give careful thought and consideration to the political and financial stability of the country or region where the work is to be performed. The bid estimate forms the basis of a project budget against which performance is tracked through a project control system, enabling management to monitor projects effectively.

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

Employees

At December 31, 2005, we employed directly a multi-national work force of approximately 4,870 persons, of which approximately 79 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 4,066 over the past five years. The minimum employment during that period has been 2,194 and the maximum was 4,870. At December 31, 2005, approximately 39 percent of our employees were covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

The following table sets forth the location of employees by work countries as of December 31, 2005:

	Number of Employees	Percent
Nigeria	2,351	48%
U.S. Construction	952	20
Oman	811	17
Canada	293	6
U.S. Engineering	265	5
U.S. Administration	180	4
Other	18	—

Total	4,870	100%

Equipment

We own, lease, and maintain a fleet of generally standardized construction, transportation and support equipment. In 2005 and 2004, expenditures for capital equipment were $38.9 million and $38.5 million, respectively. At December 31, 2005, the net book value of our property, plant, equipment was $116.3 million.

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

Facilities

In Channelview, Texas, near Houston, we own a 20-acre equipment and maintenance facility, which includes an office and maintenance shop building. In Houston, we own a 10-acre equipment yard and maintenance facility which includes an 8,500 square foot maintenance/warehouse building and an office building totaling approximately 8,200 square feet. Also, in Tulsa, Oklahoma we own a 100,000 square foot office building. In Canada, we own a 10,000 square foot fabrication shop on three acres of land in Ft. McMurray, Alberta, and another 10,000 square foot facility in Edmonton, Alberta, Canada. In 2005, we purchased an additional 90,000 square foot fabrication facility in the Edmonton area. In Venezuela, our offices and construction facilities are located on 15 acres of land, which we own, on the shores of Lake Maracaibo. We own an office/shop/warehouse facility in Gillette, Wyoming, which consists of a 50 foot by 150 foot building on a 4.5-acre site. We lease all other facilities used in our operations, including corporate offices in Panama; administrative, procurement and engineering offices in Houston, Texas; Fruita, Colorado; Salt Lake City (Murray), Utah and various office facilities, equipment sites and expatriate housing units in the United States, Bolivia, Canada, England, Nigeria, Oman, and Venezuela. Rent expense for these facilities was $2.3 million in 2005 and $1.8 million in 2004.

Insurance and Bonding

Operational risks are analyzed and categorized by our risk management department and are insured through major international insurance brokers under a comprehensive insurance program, which includes commercial insurance policies, consisting of the types and amounts typically carried by companies engaged in the worldwide engineering and construction industry. We maintain worldwide master policies written mostly through highly-rated insurers. These policies cover our land and marine property, plant, equipment and cargo against all normally insurable risks, including war risk, political risk and terrorism, in third-world countries. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with the level of our asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, “builders all risk insurance” is purchased when deemed necessary. Substantially all insurance is purchased and maintained at the corporate level, other than certain basic insurance, which must be purchased in some countries in order to comply with local insurance laws.

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

Item 1A. Risk Factors

The nature of our business and operations subjects us to a number of uncertainties and risks.

Governmental investigations into the activities of the Company, J. Kenneth Tillery, the former President of our principal international subsidiary, and other current and former employees of the Company could adversely affect us.

In late December 2004, we learned that tax authorities in Bolivia had charged our Bolivian subsidiary with failure to pay taxes owed, filing improper tax returns and the falsification of tax documents. As a result of the Company’s investigation, we determined that J. Kenneth Tillery, then President of Willbros International, Inc. (“WII”) and the individual principally responsible at that time for the Company’s international operations outside of the United States and Canada, was aware of the circumstances that led to the Bolivian charges. Mr. Tillery resigned from the Company on January 6, 2005. Based on our preliminary investigation, we determined that our Bolivian subsidiary had also failed to properly withhold taxes on payments made in Bolivia and had failed to file tax returns related to those withholding taxes. We reported this information to the Bolivian government. In March, 2005, we paid approximately $3.3 million to resolve outstanding assessments with the Bolivian tax authorities.

On January 18, 2005, the Company’s Audit Committee engaged independent outside legal counsel for the purpose of conducting an investigation into the circumstances surrounding the Bolivian tax assessment as well as other activities which were previously under the control of Mr. Tillery. The independent counsel retained forensic accountants to assist with the investigation.

The investigations conducted by the Audit Committee and senior management have revealed information indicating that Mr. Tillery, and others who directly or indirectly reported to him, engaged in activities that were and are specifically contrary to established Company policies and possibly the laws of several countries, including the United States. A summary description of the activities carried out by Mr. Tillery and others that may have damaged the Company or that may cause such damage in the future is provided in the risk factor below entitled “The actions of Mr. Tillery and others have harmed the Company and may harm the Company in the future.” Our investigations determined the following:

•	Under the direction of Mr. Tillery and others acting under his direction, the Company’s Bolivian subsidiary filed incorrect tax returns, failed to file required tax returns and failed to pay taxes owed.

•	Mr. Tillery and other employees or consultants of WII or its subsidiaries may have made or caused others to make payments directly or indirectly to government officials in connection with the submission of incorrect tax information.

•	Mr. Tillery and other employees or consultants of WII or its subsidiaries may have made or caused others to make payments directly or indirectly to government officials and client representatives in connection with the award and retention of business in Nigeria, the reduction of Nigerian tax obligations, the facilitation of Nigerian customs clearances and the disposition of Nigerian legal proceedings.

•	Mr. Tillery and other employees or consultants of WII or its subsidiaries have made or caused others to make payments directly or indirectly to government officials in connection with attempts to obtain and/or retain business in Ecuador.

•	Mr. Tillery and other employees or consultants of WII or its subsidiaries usurped corporate opportunities and owned undisclosed interests in enterprises with which the Company had material relationships.

•	Mr. Tillery and other employees or consultants of WII or its subsidiaries may have engaged in discussions or entered into arrangements with competitors of the Company regarding bidding strategies for projects outside the United States.

•	Mr. Tillery may have acquiesced to or approved a prior commitment by another to make an improper future payment in Mexico.

•	Mr. Tillery and other employees of WII or its subsidiaries may have received kickbacks, payments and/or other improper benefits from Company consultants, suppliers and/or competitors or may otherwise have benefited personally as a result of the activities described above.

•	Mr. Tillery and other employees or consultants of WII or its subsidiaries may have intentionally mischaracterized Company expenditures resulting in the Company’s books not accurately reflecting the true nature of such expenditures.

•	Acts carried out by Mr. Tillery and others acting under his direction with respect to a bid for work in Sudan may constitute facilitation efforts prohibited by U.S. law, a violation of U.S. trade sanctions and the unauthorized export of technical information.

•	Some of the actions of Mr. Tillery and other employees or consultants of WII or its subsidiaries may have caused the Company to violate U.S. securities laws, including the Foreign Corrupt Practices Act (“FCPA”), and/or other U.S. and foreign laws.

•	Following Mr. Tillery’s resignation, other employees of WII or its subsidiaries may have continued to carry out improper activities previously initiated by Mr. Tillery. Those employees may have made payments directly to certain government officials or to third party consultants with the understanding that such payments would be paid to government officials.

We have voluntarily reported the results of our investigations to both the United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”). We have also voluntarily reported the potentially improper facilitation and export activities to the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”), and to the DOJ and to the SEC. OFAC is commencing an investigation of the reported facilitation and export activities. The SEC and the DOJ are each conducting their own investigations of other actions taken by the Company and its employees and representatives that may constitute violations of U.S. law. We are cooperating fully with all such investigations. If the Company or one of its subsidiaries is found to have violated the U.S. securities laws (including the FCPA), that entity could be subject to civil penalties of up to $650,000 per violation, and criminal penalties of up to the greater of $2 million per violation or twice the gross pecuniary gain resulting from the improper conduct and other sanctions. If the Company or one of its subsidiaries is found to have violated U.S. trade sanctions or U.S. export restrictions that entity could be subject to civil penalties of up to $11,000 per violation and criminal penalties of up to $250,000 per violation. In each case there could be multiple violations. The Company and its subsidiaries could also be barred from participating in future U.S. government contracts and from participating in certain U.S. export transactions. It is also possible that governmental agencies could require that we enter into a criminal plea agreement or a deferred prosecution agreement which could include fines, penalties, monitoring arrangements and other sanctions. There may be other penalties that could apply under other U.S. laws or the laws of foreign jurisdictions. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company’s exposure to civil or criminal fines or penalties, or other regulatory action which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has terminated employment relationships and commercial and/or consulting arrangements with multiple entities and individuals by whom, through whom and to whom potentially improper payments may have been made in Bolivia, Nigeria and Ecuador. In at least two instances, we have received claims that such terminations are unjustified and may constitute a breach of contract. There can be no assurance that the severance of long term relationships with influential consultants and other individuals will not adversely impact the Company’s ability to retain business it currently has, its ability to collect receivables currently outstanding or its ability to collect receivables from new business, particularly in Nigeria.

The actions of Mr. Tillery and others have harmed the Company and may harm the Company in the future.

Mr. Tillery became the Managing Director of the Company’s affiliate in Nigeria in 1995. Evidence that arose from our investigations indicates that Mr. Tillery thereafter acquired interests in, or began exercising some control over, several entities that did business with the Company and did not disclose such interests and relationships to the Company. Mr. Tillery authorized and directed numerous transactions between Company subsidiaries and entities in which he owned an interest or over which he exercised control. That practice continued until his resignation from the Company. Mr. Tillery obtained significant personal benefit from such dealings and such benefit should have been made available to the Company. In some cases, the Company may still be acquiring goods or services from entities in which Mr. Tillery has an interest because suitable alternatives have not yet been found or legal constraints prevent the immediate termination of those relationships. However, the Company has discontinued all payments to all such entities that it believes might constitute a violation of law. During the course of his employment with various subsidiaries of the

Company, Mr. Tillery submitted numerous certifications disclaiming any related party interests or transactions with the Company or its subsidiaries. His failure to disclose his interests was a violation of the Company’s written policies and may have caused the Company to violate rules or laws related to the public disclosure of such information. See Note 17 of our “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K for additional information regarding related party transactions.

Although no Company official is authorized to do so, Mr. Tillery used the apparent authority of his positions with Company subsidiaries and affiliates to personally make or cause to be made numerous unauthorized payments from the Company’s bank accounts and cash reserves. Some such payments were significant and were used, for among other purposes:

•	to influence various officials and judicial authorities for the purpose of reducing tax obligations;

•	to dispose of lawsuits and/or influence a variety of legal matters; and

•	to facilitate actions by customs officials in connection with the importation and exportation of materials and equipment.

Mr. Tillery and other employees of WII or its subsidiaries also caused substantial payments to be made from Company funds for the nominal purpose of obtaining consulting or advisory services when the actual purpose of at least a portion of the amounts paid was to fund payments to government or client officials for the purpose of obtaining or retaining Company business. Some of these payments appear to have benefited Mr. Tillery’s own personal interests as well as those of others who cooperated with him. There is a significant probability that such activities constituted violations of U.S. and other laws. See the risk factor above entitled “Governmental investigations into the activities of the Company, J. Kenneth Tillery, the former President of our principal international subsidiary, and other current and former employees of the Company could adversely affect us”.

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

Several lawsuits have been brought against the Company and certain of our current and former officers and directors, asserting violations of federal securities laws. We cannot predict the outcome of these lawsuits. While the Company maintains insurance that may cover the defense of those lawsuits and damages or other monetary remedies assessed against us or our current and former officers and directors, such insurance may not cover all claims or may not be adequate to cover all costs, damages and assessments. Substantial, uninsured damages or other monetary remedies assessed against us could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Item 3 “Legal Proceedings” of this Form 10-K for a discussion of the various lawsuits.

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

Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the condition of the oil, gas and power industries, and, specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:

•	current and projected oil, gas and power prices;

•	the demand for electricity;

•	the abilities of oil, gas and power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	the discovery rate of new oil and gas reserves;

•	the sale and expiration dates of oil and gas leases and concessions;

•	regulatory restraints on the rates that power companies may charge their customers;

•	local and international political and economic conditions;

•	the ability or willingness of host country government entities to fund their budgetary commitments; and

•	technological advances.

If we are not able to obtain a new credit facility to replace the 2004 Credit Facility, our ability to operate may be significantly restricted.

Our ability to obtain new contracts and retain existing contracts, primarily for our International operating segment, is in part dependent on our access to a credit facility under which we can issue letters of credit. Our inability to issue letters of credit could negatively affect our ability to take on new work or bid additional work where letters of credit are required by our customers. We have begun discussions to obtain a new credit facility to replace the 2004 Credit Facility that expires in March 2007. However, we cannot provide assurance that we will be successful in obtaining a new credit facility. Should we fail to obtain a new credit facility, our ability to operate may be significantly restricted.

If we are not able to renegotiate our surety bond lines, our ability to operate may be significantly restricted.

We are currently negotiating with major surety bonding companies to obtain new surety bonding facilities. An inability to obtain surety bonds could negatively affect our opportunities to take on new work or bid additional work where performance surety bonds are required by our customers, in the event other forms of performance guarantees such as letters of credit or parent guarantees are deemed insufficient or unacceptable. Should we fail to obtain new surety bonding facilities, our ability to generate significant new work may be restricted.

Our significant international operations are subject to political and economic risks of developing countries.

We have substantial operations and/or assets in Africa (Nigeria and Offshore West Africa), the Middle East (Oman) and South America (Venezuela). Approximately 58 percent of our contract revenue for 2005 was derived from activities outside of North America, and approximately 57 percent of our long-lived assets as of December 31, 2005 were located outside of North America. For a list of revenue and assets by country, see Note 14 of our “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

Each of these locations is presently a unique commercial and political environment for our business. A disruption of activities, or loss of use of the equipment or installations, at any of these locations could have a material adverse effect on our financial condition and results of operations. In particular, Nigeria and West Africa have represented and are expected to continue to represent a significant percentage of our assets, backlog and revenue. These areas have experienced periods of extreme political instability in recent years. Accordingly, we are subject to risks which ordinarily would not be expected to exist to the same extent in the United States, Canada, Japan or Western Europe. Some of these risks include:

•	repatriating foreign currency received in excess of local currency requirements and converting it into dollars or other fungible currency;

•	exchange rate fluctuations, which can reduce the purchasing power of local currencies and cause our costs to exceed our budget, reducing our operating margin in the affected country;

•	expropriation of assets, by either a recognized or unrecognized foreign government, which can disrupt our business activities and create delays and corresponding losses;

•	civil uprisings, riots and war, which can make it impractical to continue operations, adversely affect both budgets and schedules and expose us to losses;

•	availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of skilled craftsmen or specialized equipment in areas where local resources are insufficient;

•	government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

•	decrees, laws, regulations, interpretations and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

•	terrorist attacks such as those which occurred on September 11, 2001 in the United States, which could impact insurance rates, insurance coverages and the level of economic activity, and produce instability in financial markets.

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

Due to a limited number of major projects worldwide, we currently have, and expect that we will continue to have, a substantial portion of our resources dedicated to projects located in a few countries. Therefore, our results of operations are susceptible to adverse events beyond our control that may occur in a particular country in which our business may be concentrated at that time. Economic downturns in such countries could also have an adverse impact our operations. At December 31, 2005, our property, plant, equipment and spare parts were located in Nigeria, the United States, Canada, Offshore West Africa, South America and the Middle East and 69 percent of our backlog was located in Nigeria and Offshore West Africa. Our operations and assets are subject to various risks inherent in conducting business in these countries and regions.

For example, in Nigeria, a spate of attacks on oil installations and the kidnapping of oil workers in the Niger Delta have escalated with the emergence of a group calling itself MEND. The crux of the Niger Delta conflict is the escalation of a longstanding troubled relationship between the Federal Government of Nigeria and the oil producing communities in the Niger Delta region, with the latter asserting that historically there has been inequitable sharing of Niger Delta oil revenues. Some production operations in the Western Delta area are now shut in, having had the combined effect of elevating oil prices and interrupting or delaying projects we have underway in that market. We are in negotiations with our clients in Nigeria to address these heightened security concerns and to mitigate the commercial impacts on us of these recent events in Nigeria. While our clients have demonstrated an appreciation of our problems and a willingness to work with us on this combination of security concerns and commercial issues, the outcome of those negotiations is still uncertain as is their ultimate effect on our revenue, operating results and cash flow. However, to date these events have had a negative impact on our revenue, operating results and cash flow, and it is likely this negative impact will continue in the near term.

Our business is dependent on a limited number of key clients.

We operate primarily in the oil, gas and power industries, providing construction, engineering and facilities development and operations services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. Our 10 largest clients were responsible for 73 percent of our revenue in 2005 (64 percent in 2004 and 75 percent in 2003). Operating units of Royal Dutch Shell Group and Exxon Mobil accounted for 32 percent and 11 percent, respectively, of our total revenue in 2005.

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

We recognize contract revenue using the percentage-of-completion method on long-term fixed price contracts. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management’s reasonable assumptions and our historical experience, and are only estimates. Variation of actual results from these assumptions or our historical experience could be material. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

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

Many aspects of our operations are subject to governmental regulations in the countries in which we operate, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, the increasing requirement in some countries to make greater use of local employees and suppliers, including, in some jurisdictions, mandates that provide for greater local participation in the ownership and control of certain local business assets. For example, in Nigeria, the Ministry of Transport is charged with enforcement of the Cabotage Act, a relatively new piece of legislation, still without implementing regulations, that requires local ownership and operation of certain marine vessels operating in Nigerian waters, subject to phased-in application procedures and discretionary waivers under certain circumstances. In addition, we depend on the demand for our services from the oil, gas and power industries, and, therefore, our business is affected by changing taxes, price controls and laws and regulations relating to the oil, gas and power industries generally. The adoption of laws and regulations by the countries or the states in which we operate that are intended to curtail exploration and development drilling for oil and gas or the development of power generation facilities for economic and other policy reasons, could adversely affect our operations by limiting demand for our services.

Our operations are also subject to the risk of changes in laws and policies which may impose restrictions on our business, including trade restrictions, which could have a material adverse effect on our operations. Other types of governmental regulation which could, if enacted or implemented, adversely affect our operations include:

•	expropriation or nationalization decrees;

•	confiscatory tax systems;

•	primary or secondary boycotts directed at specific countries or companies;

•	embargoes;

•	extensive import restrictions or other trade barriers;

•	mandatory sourcing and local participation rules;

•	oil, gas or power price regulation; and

•	unrealistically high labor rate and fuel price regulation.

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

We own and operate several properties in the United States that have been used for a number of years for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released. Any release of substances by us or by third-parties who previously operated on these properties may be subject to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Compensation and Recovery Act (“RCRA”), and analogous state laws. CERCLA imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment, while RCRA governs the generation, storage, transfer, and disposal of hazardous wastes. Under such laws, we could be required to remove or remediate previously disposed wastes and clean up contaminated property. This could have a significant impact on our future results.

Our operations outside of the United States are oftentimes potentially subject to similar governmental controls and restrictions relating to the environment.

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

Our Stockholder Rights Plan and provisions of our Articles of Incorporation and By-Laws may discourage unsolicited takeover proposals or make it more difficult for a third-party to acquire us, which may adversely affect the price that investors might be willing to pay for our common stock. For example, our Articles of Incorporation and By-Laws:

•	provide for restrictions on the transfer of any shares of common stock to prevent us from becoming a “controlled foreign corporation” under United States tax law;

•	provide for a classified board of directors, which allows only one-third of our directors to be elected each year;

•	restrict the ability of stockholders to take action by written consent;

•	establish advance notice requirements for nominations for election to our board of directors; and

•	authorize our board of directors to designate the terms of and issue new series of preferred stock.

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

It may be difficult to enforce judgments which are predicated on the federal securities laws of the United States against us.

We are a corporation organized under the laws of the Republic of Panama. Accordingly:

•	because a substantial amount of our assets are located outside the United States, any judgment obtained against us in the United States may not be fully collectible in the United States; and

•	we have been advised that courts in the Republic of Panama will not enforce liabilities in original actions predicated solely on the United States federal securities laws.

These factors mean that it may be more costly and difficult for you to recover fully any alleged damages that you may claim to have suffered due to alleged violations of federal securities laws by us or our management than it would otherwise be in the case of a United States corporation.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

In late December 2004, senior management of Willbros learned that tax authorities in Bolivia had charged its Bolivian subsidiary with failure to pay taxes owed, filing improper tax returns and the falsification of tax documents. As a result of the Company’s investigation, it was determined that J. Kenneth Tillery, then President of Willbros International, Inc. and the individual principally responsible at that time for the Company’s international operations outside of North America, was aware of the circumstances that led to the Bolivian charges. Mr. Tillery resigned from the Company on January 6, 2005. Willbros promptly reported this information to the Bolivian government and in March, 2005 paid approximately $3.3 million to resolve all outstanding assessments with the Bolivian tax authorities.

On January 18, 2005, the Company’s Audit Committee engaged independent outside legal counsel for the purpose of conducting an investigation into the circumstances surrounding the Bolivian tax assessment as well as other international activities under Mr. Tillery’s control. The independent counsel retained forensic accountants to assist with the investigation. Willbros voluntarily reported the initiation of its investigation to the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”).

On May 16, 2005, Willbros announced that it had substantially completed its investigation. The investigation revealed information indicating that Mr. Tillery, and others who directly or indirectly reported to him, engaged in a pattern of activity over a number of years that was and is specifically contrary to established Willbros policies and possibly the laws of several countries, including the United States. A description of the activities carried out by Mr. Tillery and others that may have damaged Willbros, or that may cause such damage in the future, is provided in the risk factor entitled “The actions of Mr. Tillery and others have harmed the Company and may harm the Company in the future” set forth in Item 1A on page 27 of this Form 10-K.

The DOJ is currently conducting an investigation concerning possible violations of the FCPA and other applicable U.S. laws.

The SEC is currently conducting a formal non-public investigation into whether the Company and others may have violated various provisions of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”).

We have also voluntarily reported to OFAC the substance of certain activities conducted by certain employees that may constitute a violation of U.S. trade sanctions administered and enforced by the Department of Treasury and U.S. export restrictions administered by the Department of Commerce. OFAC is currently investigating the information we have provided and could conclude that we have violated the Sudanese Sanctions Regulations.

The Company is cooperating fully with all of these investigations. Any violations could result in civil or criminal charges, penalties or other actions including deferred adjudication or other long term sanctions or remedial actions, that may adversely impact our ability to continue or undertake operations in some countries. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company’s exposure to civil or criminal fines or penalties, or other regulatory action which could have a material adverse effect on the Company’s business, financial condition and results of operations.

For a further discussion of the potential adverse impact on our business, financial condition and results of operations related to these investigations, see the risk factor contained in Items 1 and 2 of this Form 10-K entitled “Governmental investigations into the activities of the Company, J. Kenneth Tillery, the former President of our principal international subsidiary, and other current and former employees of the Company could adversely affect us.”

On May 18, 2005 a securities class-action lawsuit, captioned Legion Partners, LLP v. Willbros Group, Inc. et al., was filed in the United States District Court for the Southern District of Texas against the Company and certain of its present and former officers and directors. Thereafter, three nearly identical lawsuits were filed. Plaintiffs purport to represent a class composed of all persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive. These complaints generally allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act and allege, among other things, that defendants made false or misleading statements of material fact about the Company’s financial statements. The plaintiffs seek unspecified monetary damages and other relief. On

October 17, 2005, the Court ordered these actions consolidated and appointed ADAR Investments, LLC as Lead Plaintiff and Bernstein Liebhard & Lifshitz of New York as Lead Plaintiff’s counsel. As ordered by the Court, the plaintiff filed a consolidated amended complaint on January 9, 2006. The Consolidated Amended Complaint alleges that WGI and certain of its present and former officers and directors, including Michael Curran, Warren Williams, and J. Kenneth Tillery, violated the Securities Exchange Act of 1934 through a series of false and misleading statements and a “scheme to defraud.” The alleged misrepresentations and scheme to defraud relate to the activities of Mr. Tillery in Nigeria and Bolivia, certain alleged accounting errors, the restatement of past financial results, and alleged Foreign Corrupt Practices Act violations. The plaintiffs seek to recover damages on behalf of all purchasers of WGI common stock during the purported class period. The complaint seeks unspecified monetary damages and other relief. WGI filed a motion to dismiss the complaint on March 9, 2006, and briefing on that motion was completed on June 14, 2006. The Court has not indicated whether it will hear oral argument on the motion and/or when it will decide the motion. While the outcome of such lawsuits cannot be predicted with certainty, the Company believes that it has meritorious defenses and is defending itself vigorously.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005 through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities

Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock, as reported in the New York Stock Exchange composite transactions, for the periods indicated:

	High	Low
2004:
First Quarter	$16.08	$11.80
Second Quarter	15.70	13.05
Third Quarter	15.38	12.72
Fourth Quarter	23.60	13.87

2005:
First Quarter	$24.52	$18.68
Second Quarter	20.66	10.15
Third Quarter	17.80	14.14
Fourth Quarter	17.73	14.13

Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of May 19, 2006, our common stock was held by 81 holders of record and an estimated 2,253 beneficial owners.

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

On October 12, 2005, an aggregate of 13,750 shares of our common stock were issued to a former employee in connection with the exercise of stock options at an average exercise price of $5.35 per share. The issuance of such shares was exempt from registration under Section 4(2) of Securities Act of 1933, as amended (the “Securities Act”). The former employee was an accredited investor (as defined under Rule 506 of Regulation D under the Securities Act).

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003	2002(1)	2001(2)
Statement of Operations Data:
Contract revenue	$706,522	$483,318	$416,573	$582,829	$389,761
Operating expense (income):
Contract cost	624,556	417,671	374,442	494,318	325,265
Termination of benefit plans	—	—	—	—	(9,204)
Depreciation and amortization	21,586	16,747	15,570	16,627	13,389
General and administrative	75,430	46,614	36,300	34,046	29,975
Other operating costs	1,084	3,571	2,314	3,076	1,510

Operating income (loss)	(16,134)	(1,285)	(12,053)	34,762	28,826
Net interest income (expense)	(3,856)	(2,534)	(721)	(1,185)	(2,588)
Other income (expense)	(482)	(6,932)	(1,444)	(1,786)	(711)

Income (loss) before income taxes	(20,472)	(10,751)	(14,218)	31,791	25,527
Provision (benefit) for income taxes	18,308	10,064	(3,301)	6,885	10,362

Net income (loss)	$(38,780)	$(20,815)	$(10,917)	$24,906	$15,165

Net income (loss) per share:
Basic	$(1.82)	$(0.99)	$(.53)	$1.36	$1.05
Diluted	(1.82)	$(0.99)	(.53)	1.33	1.01
Cash Flow Data:
Cash provided by (used in):
Operating activities	$(33,022)	$40,969	$(14,324)	$21,014	$17,867
Investing activities	(36,964)	(36,751)	(32,589)	(23,998)	(29,251)
Financing activities	56,830	54,362	17,794	33,100	18,373
Effect of exchange rate changes	17	(829)	631	52	362
Other Data:
EBITDA (3)	$4,970	$8,530	$2,073	$49,603	$41,504
Capital expenditures, excluding acquisitions	$38,888	$38,479	$33,984	$22,601	$22,003
Backlog (at period end) (4)	$816,355	$660,932	$223,531	$216,988	$407,683
Number of employees (at period end) (5)	4,870	3,766	3,282	4,620	3,790
Balance Sheet Data (at period end):
Cash and cash equivalents	$65,581	$78,720	$20,969	$49,457	$19,289
Working capital	116,713	108,643	83,728	92,640	51,830
Total assets	498,981	417,110	304,694	295,035	224,905
Total liabilities	353,747	237,066	110,167	92,418	128,678
Total debt	138,020	73,495	18,322	1,171	39,284
Stockholders’ equity	145,234	180,044	194,527	202,617	96,227

(1)	We acquired Mt. West Group, comprised of four companies providing design-build services to the western U.S. energy industry, on October 23, 2002. Accordingly, its results of operations since that date are consolidated with our results of operations.
(2)	We acquired MSI Energy Services Inc., a general contractor in Alberta, Canada, on October 12, 2001. Accordingly, its results of operations since that date are consolidated with our results of operations.
(3)	EBITDA represents earnings before net interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flows for the respective period, nor has it been presented as an alternative to operating income as an indicator of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements included elsewhere in this Form 10-K. EBITDA is included in this Form 10-K because it is one of the measures through which we assess our financial performance. EBITDA as presented may not be comparable to other similarly titled measures used by other companies. A reconciliation of EBITDA to GAAP financial information is provided in the table below.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Reconciliation of non-GAAP financial measure:
Net income (loss)	$(38,780)	$(20,815)	$(10,917)	$24,906	$15,165
Interest, net	3,856	2,534	721	1,185	2,588
Provision (benefit) for income taxes	18,308	10,064	(3,301)	6,885	10,362
Depreciation and amortization	21,586	16,747	15,570	16,627	13,389

EBITDA	$4,970	$8,530	$2,073	$49,603	$41,504

(4)	Backlog is anticipated contract revenue from uncompleted portions of existing contracts and contracts whose award is reasonably assured.
(5)	Includes employees of joint ventures in 2002 and 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share and per share amounts or unless noted otherwise)

The following discussion should be read in conjunction with the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, included in Item 8 of this Form 10-K.

OVERVIEW

Restatement

In late December of 2004, the Company became aware of improprieties in the Company’s Bolivian subsidiary related to assessment of certain Bolivian taxes and allegations that the subsidiary had filed improper tax returns. Upon learning of the tax assessment and alleged improprieties, the Company commenced an initial investigation into the matter and notified the Audit Committee of the Board of Directors, which retained independent counsel, who in turn retained forensic accountants, and began an independent investigation. Concurrent with the Audit Committee’s investigation, the Company initiated its own review of the Company’s accounting. This review focused primarily on the Company’s international activities supervised by the former President of Willbros International, Inc. (“WII”), the primary international subsidiary of the Company, but also included other areas of the Company’s accounting activities.

As a result of the investigations and the Company’s accounting review, the Company determined that several members of the senior management of WII and its subsidiaries collaborated to misappropriate assets from the Company and cover up such activity. It was determined that the Bolivian subsidiary had in fact filed improper tax returns, or failed to file returns, at the direction of Mr. Tillery, the former President of WII. The investigation also determined that Mr. Tillery, in collusion with several members of the management of the international subsidiaries, was involved in a pattern of improper activities, primarily in the Company’s Nigerian subsidiaries, which was specifically contrary to established Company policies, internal controls and possibly the laws of several countries, including the United States. These improper activities significantly impacted the Company’s previously issued consolidated financial statements, resulting in the restatement of such consolidated financial statements as December 31, 2003 and for the years ended December 31, 2003 and 2002 and for the first, second and third fiscal quarters of 2004 and 2003. These restated financial statements were included in the Company’s consolidated financial statements filed with the annual report on Form 10-K for 2004.

Financial statement adjustments resulting from the misconduct of certain members of the international subsidiaries management had a negative impact on the Company’s consolidated cumulative earnings (loss) through December 31, 2003 of approximately ($13,307). The impact on the Company’s consolidated cumulative earnings (loss) through December 31, 2003 for other accounting errors noted above decreased earnings by approximately ($5). The total impact on the Company’s consolidated cumulative earnings (loss) of all financial statement adjustments through December 31, 2003 was approximately ($13,312). The total impact on the Company’s consolidated earnings (loss) for the first three fiscal quarters of 2004 was approximately ($6,077), with the impact attributable to misconduct in the international operations being approximately ($6,629) of the total.

2005 General

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

We continue to believe the fundamentals supporting the demand for engineering and construction services for the oil, gas and power industries indicate that the market for our services will be strong for the next two to five years. Many positive developments reinforce our view. Capital spending for the exploration and production sector of the energy industry is expected to exceed $235 billion in 2006, a 15 percent increase over comparable expenditures in 2005. In the oil sands region of western Canada forecast capital expenditures on new bitumen production and processing facilities are expected to exceed C$100 billion through 2015, as production levels are increased from approximately one million barrels per day presently to more than three million barrels per day in 2015. We also believe new initiatives announced by the Mexican government to increase production and to expand pipeline infrastructure make that market attractive for our engineering and construction services after the 2006 national elections are completed. In the United States, new gas production in the Rocky Mountain region has generated new plans for gas pipelines to the West, Midwest and East Coast. The move towards LNG is also expected to bring more opportunities to Willbros, both in North America and in other producing/exporting countries.

The engineering market in North America has become capacity constrained, and we are being more selective, accepting assignments that offer higher margins and position us for EPC assignments. We believe this heightened engineering activity is the precursor to higher levels of construction activity in North America. Our discussions with potential customers regarding pipeline and station construction projects in North America, coupled with the increase in engineering assignments, support our belief that activity in North America should increase in 2006 and 2007.

In Nigeria, attacks on oil installations and the kidnapping of oil workers in the Niger Delta have escalated with the emergence of a group calling itself MEND. The crux of the Niger Delta conflict is the escalation of a longstanding troubled relationship between the Federal Government of Nigeria and the oil producing communities in the Niger Delta region, with the latter asserting that historically there has been inequitable sharing of Niger Delta oil revenues. Some production operations in the Western Delta area are now shut in, having had the combined effect of elevating oil prices and interrupting or delaying projects we have underway in that market. We are in negotiations with our clients in Nigeria to address these heightened security concerns and to mitigate the commercial impacts on us of these recent events in Nigeria. While our clients have demonstrated an appreciation of our problems and a willingness to work with us on this combination of security concerns and commercial issues, the outcome of those negotiations is still uncertain, as is their ultimate effect on our revenue, operating results and cash flow. However, to date these events have had a negative impact on our revenue, operating results and cash flow, and it is likely this negative impact will continue in the near term.

Given the risk profiles in some of our major markets, such as Latin America and West Africa, combined with the expanding opportunities in many of our other markets and the increased capital requirements the Company believes will be required to participate in the major expansion of the U.S. and international pipeline grid, the Company continues to engage investment bankers to assist in the evaluation of the Company’s strategic alternatives. These alternatives could include equity or debt financings as well as transactions that could result in strategic acquisition(s) and/or the sale of all or a portion of the Company.

Financial Summary

For the year ended December 31, 2005, we had a net loss of $(38,780) or $(1.82) per share on revenue of $706,522. This compares to revenue of $483,318 in 2004 with net loss of $(20,815) or $(0.99) per share.

Our 2005 revenue was up 46.2 percent from 2004, primarily driven by improving market conditions in both the International and United States & Canada business segments. (See Note 14 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K for additional information regarding segment reporting). The increase in revenue is attributable to the following:

•	Increased construction activity in Nigeria on four large EPC contracts with major oil companies partially offset by work completed in 2004 in Iraq, Venezuela, Oman, Bolivia and Ecuador;

•	Commencement of work on new engineering and pipeline construction projects in the United States; and

•	Continuation of work relating to maintenance and fabrication contracts in the Canadian oil sands.

Contract income for 2005 increased $16,319 to $81,966 from $65,647 in 2004; however, contract margin decreased to 11.6 percent in 2005 from 13.6 percent in 2004. Contract income increased due primarily to increased revenue as discussed above. Our operations for 2005 generated lower contract margin than expected due to unresolved change orders which are expected to be resolved in future periods, low margin projects in Nigeria, start-up costs and cost overruns in Canada and interruptions of work in progress in the United States by Hurricanes Katrina and Rita. These lower contract margins were partially offset by higher contract margins on certain engineering and pipeline construction projects in the United States.

General and Administrative (“G&A”) expense increased $28,816 to $75,430 in 2005 from $46,614 in 2004. The increase in G&A included increases in external legal and accounting costs related primarily to the ongoing support for the class action lawsuits, the DOJ and SEC investigations, and the audit of the 2004 financial statements including the restatement of the first three quarters of 2004 and prior years. G&A expense was also higher in Nigeria and Canada due to increased activity in those markets.

The provision for income taxes for 2005 of $18,308 was primarily the result of:

•	Income tax benefit on foreign losses of $1,469;

•	Income tax expense on foreign deemed income of $15,297; and

•	Income tax expense on income in the United States of $4,480.

In 2005, our cash and cash equivalents decreased $13,139 to $65,581 from $78,720, and our long-term debt increased to $138,020 in 2005 from $73,495 in 2004. These changes were primarily due to the following:

•	Proceeds from issuance of $65,000 of 6.5% Senior Convertible Notes due 2012;

•	$33,022 of cash used by operating activities primarily attributable to low contract margin and increased G&A expense; and

•	Investment of $38,888 in capital assets associated with the expansion of our operations and fabrication facilities in Nigeria and Canada, expansion of our housing and office facilities in Nigeria and the normal replacement of our equipment.

In December 2005, we issued $65,000 of 6.5% Senior Convertible Notes (the “6.5% Notes”) in a private placement. During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their option to purchase an additional $19,500 of the 6.5% Notes bringing the aggregate principal amount of the private placement to $84,500. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs for our current level of operations. During 2004 and through the period ended June 14, 2006, the Company entered into various amendments and waivers of the 2004 Credit Facility with the syndicated bank group regarding its non-compliance with certain financial and non-financial covenants in the 2004 Credit Facility. Among other things, the amendments provided that (1) certain financial covenants and reporting obligations were waived and/or modified to reflect the Company’s current and anticipated future operating performance, (2) the ultimate reduction of the facility to $70,000 for issuance of letter of credit obligations only, and (3) a requirement for the Company to maintain a minimum cash balance of $15,000. (See the related discussion in this Item 7 under “Liquidity and Capital Resources”).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition; Percentage-of-Completion Method

A number of factors relating to our business affect the recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics, may affect the progress of a project’s completion and thus the timing of revenue recognition. We do not recognize income on a fixed-price contract until the contract is approximately 5 percent to 10 percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for. Revenue from unit-price and time and material contracts is recognized as earned. Revenue from operations of the Opal Gas Plant is recognized upon delivery of product to the customer. We believe that our operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

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

Income Taxes

The determination of our tax provision is complex due to our operations in several tax jurisdictions outside the United States, which may be subject to certain risks which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported. Furthermore, in determining the valuation allowance related to deferred tax assets, we estimate taxable income into the future and determine the magnitude of deferred tax assets which are more likely than not to be realized. Future taxable income could be materially different than amounts estimated, in which case the valuation allowance would need to be adjusted.

Joint Venture Accounting

From time to time, we seek one or more joint venture partners when a project requires local content, equipment, manpower or other resources beyond those we have available to complete work in a timely and efficient manner or when we wish to share risk on a particularly large project. We have investments, ranging from 10 percent to 50 percent, in joint ventures that operate in similar lines of business as ours. Investments consist of a 10 percent interest in a consortium for work in Venezuela, and a 50 percent interest in a joint venture for work in Africa in 2003. Interests in these unconsolidated ventures are accounted for under the equity method in the consolidated balance sheets and on a proportionate consolidation basis in the consolidated statements of operations. This presentation is consistent with construction industry practice. Alternatively, if we were to account for these interests using the equity method in the consolidated statement of operations, revenue and contract cost would be materially lower; however, net income would not change.

SIGNIFICANT BUSINESS DEVELOPMENTS

On February 18, 2006, the Willbros 318 combination derrick/lay barge, working in the Forcados River in Nigeria, was attacked by militants allegedly affiliated with a group calling itself MEND. Nine personnel were taken hostage. As a result of the heightened security risk in the Niger Delta, three projects in the area were interrupted and security protocols for all the Company’s work in Nigeria were reviewed and are being adjusted to meet this escalating threat. On March 1, 2006, six hostages were released unharmed and repatriated to their home countries. On March 27, the remaining three hostages were released unharmed and were likewise repatriated to their home countries. Negotiations for release of these hostages were, in large measure, the result of an extensive dialogue between Nigerian federal and state government representatives and representatives of MEND. Willbros paid no ransom for release of the hostages.

The Willbros 318 remains anchored in the Forcados River. The Company has had to cease work on certain projects in Niger Delta region of Nigeria as a result of the militant activities in the area. Other projects outside of the Niger Delta have also been negatively impacted by these militant activities. We are currently in discussions with our clients in Nigeria to address the changed working environment from both a security and commercial perspective. These discussions are still ongoing. Accordingly, we cannot estimate at this time the effect these escalating hostilities will have on our current or future project activities in Nigeria.

During 2005, the Company was awarded multiple projects valued at $861,945. Significant project awards announced during the year by the Company were as follows:

•	Willbros West Africa, Inc. was awarded an engineering, procurement and construction (“EPC”) contract to design, fabricate, install and provide other additional services necessary to furnish a new pipeline system for Chevron Nigeria Limited in the Escravos producing area of Nigeria. The scope of the project includes installation of 24-inch infield and export pipelines, a 20-inch infield pipeline, a 10-inch infield line, and a power cable. The pipelines will interconnect platforms and the Escravos Gas Plant. The 24-inch export pipeline includes the installation of a pipeline end manifold and a catenary anchor leg export mooring (“CALM”). Engineering and procurement activities have begun, and the project is expected to move to the field in late 2005. Completion is scheduled for the first quarter of 2007. In West Africa, Willbros units were also awarded new module fabrication work in support of an offshore deep water project and additional plant work on Bonny Island. These projects achieved completion in early 2006. Willbros was also awarded an offshore project comprising fabrication, installation and hook-up work. This project began in the fourth quarter of 2005, with completion scheduled for second quarter 2007.

•	Willbros Mt. West, with offices in Fruita, Colorado, was awarded an EPC contract by Cheyenne Plains Gas Pipeline Co. for its Sand Dune Amine Gas Processing Plant located in Kiowa County, Kansas. The plant is designed to process 110 mmscfd of natural gas to be carried on the Cheyenne Plains Gas Pipeline and was completed in the fourth quarter 2005. Willbros Mt. West was also awarded a contract by Kinder Morgan for works associated with its East Line Expansion project. The contract for construction services encompasses all civil, electrical and mechanical works supporting the installation of nine tanks, 50,000 bbl to 80,000 bbl each, and ancillary equipment for a grassroots breakout tank farm near El Paso, Texas; additions and improvements at two existing terminals near Phoenix and Tucson, Arizona; additional capacity at one existing pump station and demolition at two others located in Texas, New Mexico and Arizona. The project is scheduled for completion in 2006. Additionally, Willbros Mt. West was awarded a contract in the Rocky Mountain region by Encana Gas Gathering for the Middle Fork Compressor Station, a field booster station to include three field boosters, liquid collection facilities and ancillary equipment. This project was completed in late 2005.

•	Willbros RPI, Inc. (“Willbros RPI”), Houston, Texas, was awarded a contract by Enterprise Products for the construction of 22 miles of liquids pipeline from the BP refinery in Texas City, Texas to an interconnection near Friendswood, Texas with an existing Enterprise pipeline, which will transport the natural gas liquids to Mont Belvieu for further fractionation. The project commenced in May and was completed in August 2005. Energy Transfer awarded Willbros RPI a contract for construction of a grass roots compressor station in Texas.

•	Willbros MSI Canada Inc. (“Willbros Canada”) was awarded a follow-on five-year maintenance contract for the removal and replacement of slurry pipelines for the bitumen operations at the Mildred Lake and Aurora Projects by Syncrude Canada Ltd. The contract will run through June 2009. Willbros Canada was also awarded a four-year contract by Canadian Natural Resources Limited (“CNRL”) to provide procurement and construction services for pipelines and facilities associated with CNRL’s Horizon Oil Sands Project. The contract calls for services to be provided from June 2005 through June 2009. Willbros Canada was also awarded a site services contract for piping and utilities installation at this project.

•	Willbros Government Services, Inc. was awarded a contract by the Defense Energy Support Center (DESC) to design, build, own, and operate an automated fuel dispensing facility at Fort Campbell, Kentucky. The five-year contract contains options for three additional five-year periods. The facility will provide petroleum products and services to government vehicles. This award is Willbros’ fifth such contract.

During the first quarter of 2006, the Company was awarded multiple significant projects valued in excess of $175,000 as follows:

•	Willbros Canada was awarded a contract for the fabrication of process modules by CNRL. The modules will be fabricated in Edmonton, Alberta at Willbros Canada’s new 90,000 square foot fabrication facility, which was readied for service during 2005. The contract will run through the third quarter of 2006 and anticipates the follow-on services to erect, install and commission the modules at CNRL’s Horizon Oil Sands Project.

•	Willbros RPI was awarded a project for the installation of 22 miles of 42-inch natural gas pipeline in Texas for Energy Transfer Corporation. Willbros RPI was also awarded a contract for the installation of 74 miles of 24-inch products pipeline in the Southeastern United States and the relocation of two natural gas processing plants in North Texas and Oklahoma.

•	Willbros Engineers, Inc. (“WEI”), Tulsa, Oklahoma was awarded several significant engineering contracts for confidential projects.

•	The Oman Construction Company (“TOCO”), Muscat, Oman, was awarded an engineering, procurement and construction project for the design and installation of a 104 kilometer, 18-inch natural gas condensate pipeline and an 80 kilometer, 36-inch natural gas pipeline in the Kauther area of Oman. The project is in its initial stage with completion anticipated in the third quarter of 2007.

•	In West Africa, Willbros units were awarded a new assignment for installation of pipeline and plant facilities on Bonny Island for Total, a subsidiary of Elf Petroleum Nigeria, Limited. The project is expected to be completed in the second quarter of 2006.

In January 2006, Willbros sold the TXP-4 Plant at a complex in Opal, Wyoming to a unit of The Williams Companies. Designed, constructed and owned by Willbros under an agreement with Williams, the TXP-4 Plant was an innovative solution, developed and completed within a short timeframe, to respond to the need for additional gas processing capacity to handle growing natural gas production volumes whereby Williams operated the facility and both companies participated in the revenue stream generated by the unit. While commercially successful, the Company did not consider the plant a core asset and the proceeds from the sale were redeployed in core business opportunities. The Company received cash payments of approximately $32.5 million for the sale of the processing train and other matters associated with related projects.

OTHER FINANCIAL MEASURES

Backlog

In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but, rather, on capturing quality backlog with margins commensurate with the risks associated with a given project.

Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2005, backlog was $816,355 with an estimated embedded margin of 15.5%, compared to $660,932 with an estimated embedded margin of 21.6% at December 31, 2004. If the December 31, 2004 backlog data is reduced for the backlog associated with the TXP-4 Plant, the backlog would have been $640,245 with an embedded margin of 19.1%. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. We expect that approximately $673,000, or about 82%, of our existing backlog at December 31, 2005, will be recognized in revenue during 2006. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in backlog. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

The following table shows our backlog by operating segment and geographic region as of December 31, 2005 and 2004:

	2005		2004
	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Backlog
International
Africa	$564,343	69%	$554,692	84%
South America	11,639	1	12,211	2
Middle East	47,196	6	2,500	<1

Subtotal International	623,178	76	569,403	86

United States & Canada
United States	36,242	5	68,926	10
Canada	156,935	19	22,603	4

Subtotal United States & Canada	193,177	24	91,529	14

Total	$816,355	100%	$660,932	100%

EBITDA

We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for 2005 was $4,970 as compared to $8,530 in 2004. The $3,560 decrease in EBITDA is primarily the result of:

•	Increased G&A expense of $28,816 in 2005 over 2004, offset by

•	Increased contract income of $16,319 due to the increase in revenue in 2005 over 2004, and

•	Improved other income (expense) of $6,450 due to a reduction in bad debts expense.

A reconciliation of EBITDA to GAAP financial information can be found in Item 6 “Selected Financial Data” of this Form     10-K.

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

FISCAL YEAR ENDED DECEMBER 31, 2005

COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

Contract Revenue

Contract revenue increased $223,204 (46.2%) to $706,522 in 2005 from $483,318 in 2004.

	Contract Revenue - Year Ended December 31,
	2005	2004	Increase	Percent Change
International	$412,761	$290,524	$122,237	42.1%
United States & Canada	293,761	192,794	100,967	52.4%

Total Contract Revenue	$706,522	$483,318	$223,204	46.2%

International revenue increased by $122,237, or 42.1 percent, primarily as a result of increased construction activity in Nigeria on four large EPC contracts. Increased levels of work in Nigeria were partially offset by declines in Iraq, Venezuela, Oman, Bolivia and Ecuador as these projects were completed or closed out during 2004.

United States & Canada revenue increased $100,967, or 52.4 percent, in 2005 to $293,761 from $192,794 in 2004 primarily as a result of work on new engineering and pipeline construction projects in the United States and continuation of work relating to maintenance and fabrication contracts in the Canadian oil sands.

Contract Income

Contract income increased $16,319 (24.9%) to $81,966 in 2005 from $65,647 in 2004. Variations in contract costs by country were closely related to the variations in contract revenue.

	Contract Income - Year Ended December 31,
	2005	% of Revenue	2004	% of Revenue	Increase (Decrease)	Percent Change
International	$50,434	12.2%	$40,864	14.1%	$9,570	23.4%
United States & Canada	31,532	10.7%	24,783	12.9%	6,749	27.2%

Total Contract Income	$81,966	11.6%	$65,647	13.6%	$16,319	24.9%

International contract income increased $9,570 primarily due to increased revenue in Nigeria, partially offset by declines in contract income in Iraq, Bolivia, Venezuela and Ecuador as these projects were completed or closed out in 2004. The decline in the contract margin percent resulted from contract margin associated with work in Nigeria in 2005 being at a lower contract margin as compared to the margin recognized from the completed 2004 Iraq project and the 2004 benefit from the Bolivia Transierra settlement.

United States & Canada contract income increased $6,749 primarily due to increased revenue in the segment while contract margin percent declined by 2.2 percentage points. The decline in the contract margin percent is due to lower contract margin being realized at the gas processing TXP-4 Plant and in Canada due to start-up costs associated with the new fabrication facility and costs overruns on certain construction projects. These declines in contract margin were partially offset by higher contract margins on engineering and pipeline constructions projects in the United States.

Contract income and contract margin percentage in both segments were negatively impacted in 2005 by unresolved change orders which are expected to be resolved in future periods.

Other Operating Expense

Depreciation and amortization increased $4,839 (28.9%) to $21,586 in 2005 due to the 2005 acquisition of $38,888 in assets to be used primarily in Nigeria and a full year’s depreciation on the new world-wide information technology system. International depreciation increased to $11,575 from $9,135, or 26.7 percent. United States & Canada depreciation and amortization increased to $10,011 from $7,612, or 31.5 percent.

G&A expense increased $28,816 (61.8%) to $75,430 in 2005 compared to $46,614 in 2004. The increase in G&A included increases in external legal and accounting costs related primarily to the ongoing support for the class action lawsuits, the DOJ and SEC investigations, and the audit of the 2004 financial statements including the restatement of the first three quarters of 2004 and prior years. G&A expense was also higher in Nigeria and Canada due to increased activity in those markets. International G&A increased to $54,920 in 2005 compared to $22,600 in 2004. United States & Canada G&A decreased to $20,510 in 2005 from $24,014 in 2004.

Other operating costs, representing fraudulent expenses identified in our investigation, as described in Note 1 to the Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, decreased to $1,084 in 2005 from $3,571 in 2004. Subsequent to the first quarter of 2005, no further fraudulent costs have been identified.

Net Interest Income (Expense)

Interest expense, including amortization of debt issue cost, increased $2,112 to $5,525 in 2005 from $3,413 in 2004 due primarily to the write-off of debt restructuring cost of $1,203. Interest expense is expected to increase in 2006 due to higher debt levels. Interest income increased $790 to $1,669 in 2005 compared to $879 in 2004, as a result of an overall increase in invested funds in 2005 as compared to 2004.

Other Income (Expense)

Other expense decreased $6,828 to $352 in 2005 from $7,180 in 2004, primarily as a result of the $6,737 in bad debt expense in 2004. The foreign exchange loss of $130 in 2005 compares unfavorably to the foreign exchange gain of $248 in 2004.

Provision for Income Taxes

The provision for income taxes in 2005 increased $8,244 to $18,308 compared to 2004. This increase in the provision for income taxes is primarily due to the significant increase in revenue earned in Nigeria where the Company’s subsidiaries are taxed based on deemed income. The provision for income taxes also increased in 2005 due to improved operating results in the U.S. where the Company’s subsidiaries are subject to federal income tax up to 35 percent and state income tax at varying tax rates.

FISCAL YEAR ENDED DECEMBER 31, 2004

COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

Contract Revenue

Contract revenue increased $66,745 (16.0%) to $483,318 in 2004 from $416,573 in 2003.

	Contract Revenue - Year Ended December 31,
	2004	2003	Increase	Percent Change
International	$290,524	$262,241	$28,283	10.8%
United States & Canada	192,794	154,332	38,462	24.9%

Total Contract Revenue	$483,318	$416,573	$66,745	16.0%

International revenue increased by $28,283, or 10.8 percent. Increased revenue in 2004 resulted from the start of the EGGS project in Nigeria ($62,313) and continued work related to rebuilding Iraq ($43,972) that was completed in 2004. These increases were offset by the 2003 completion of the Chad-Cameroon Pipeline project which resulted in a year-to-year construction revenue decline of $61,269. The completion of several Nigerian projects also contributed to revenue reductions from 2003. Venezuela and Oman revenue also decreased from 2003.

United States & Canada revenue increased $38,462, or 24.9 percent, in 2004 to $192,794, from $154,332 in 2003. The primary reasons for the increase in 2004 were the start-up of operations of the new Opal Gas Plant in Wyoming (approximately $21,216) and the expanded Albian Sands maintenance contract in Canada (approximately $8,766).

Contract Income

Contract income increased $23,516 or 55.8% to $65,647 in 2004 from $42,131 in 2003. Variations in contract costs by country were closely related to the variations in contract revenue.

	Contract Income - Year Ended December 31,
	2004	% of Revenue	2003	% of Revenue	Increase (Decrease)	Percent Change
International	$40,864	14.1%	$38,569	14.7%	$2,295	6.0%
United States & Canada	24,783	12.9%	3,562	2.3%	21,221	595.8%

Total Contract Income	$65,647	13.6%	$42,131	10.1%	$23,516	55.8%

International contract income increased $2,295 primarily as a result of increased revenue as the segment’s contract margin dropped 0.6% from 14.7% in 2003 to 14.1%. This decrease in contract margin is despite the settlement of the claim on the Transierra Project in Bolivia that positively impacted contract income in 2004 by $6,308. Based on the findings related to the investigation into the Company’s former President of WII’s activities contract income in 2004 and 2003 was negatively impacted by approximately $4,265 and $360, respectively. Margins for 2004 and 2003 were reduced by approximately 1.5% and 0.1%, respectively.

United States & Canada contract income increased $21,221 as margins greatly improved from last year on engineering and construction activity. Three factors resulted in this improvement in the margins. First, our construction projects in the United States were not as negatively impacted by weather in 2004 as they had been in 2003. Second, our revenue was up over 2003, which resulted in increased contract income. And finally, our new Opal Gas Plant commenced operations in the first quarter of 2004 and contributed $5,464 of contract income.

Other Operating Expense

Depreciation and amortization increased $1,177 (7.6%) in 2004 due to the acquisition of $38,479 in assets in 2004 and a change in the mix of assets and depreciable lines of our property, plant and equipment. International depreciation increased from $8,727 to $9,135 or 4.7 percent. United States & Canada depreciation and amortization increased from $6,843 to $7,612 or 11.2 percent.

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

Other operating costs, representing fraudulent expenses identified in our investigation, as described in Note 1 to the Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K, increased from $2,314 to $3,571 in 2004.

Net Interest Income (Expense)

Net interest expense, including amortization of debt issue cost, increased $1,813 to $2,534 in 2004 from $721 in 2003. This increase is a direct result of interest on the $70,000 of 2.75% Convertible Senior Notes issued in the first quarter of 2004. Interest income increased $270 in 2004 as compared to 2003 as a result of an overall increase in invested funds in 2004 as compared to 2003.

Other Income (Expense)

Other expense increased $6,525 to $7,180 in 2004 from $655 in 2003, primarily as a result of the $6,737 increase in bad debt expense. The foreign exchange gain of $248 in 2004 was a favorable variance to the foreign exchange loss of $789 in 2003.

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

Working Capital

Cash and cash equivalents decreased $13,139 to $65,581 at December 31, 2005, from $78,720 at December 31, 2004. The decrease is primarily the net result of investment of $38,888 in capital assets associated with the expansion of our fabrication facilities in Nigeria and Canada, expansion of our housing and office facilities in Nigeria, the implementation of a new information technology system in the United States and Canada, and the normal replacement of our equipment, cash used in operations of $33,022 and $6,405 paid on a capital lease, offset by $65,000 received from the sale of the 6.5% Notes.

Working capital increased $8,070 (7.4%) to $116,713 at December 31, 2005 from $108,643 at December 31, 2004. The increase was primarily attributable to an increase in accounts receivable and contract cost and recognized income not yet billed of $49,359 and increases in parts and supplies inventories and prepaid expenses of $24,824, offset by an overall increase in current liabilities of $52,974 and the reduction in cash of $13,139.

We believe the anticipated increase in revenue, a focus on reducing working capital requirements, and more stringent criteria in our analysis in the area of capital asset additions will improve cash flow from operations in 2006.

2.75% Convertible Senior Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at December 31, 2005). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price.

On June 10, 2005, the Company received a letter from a law firm representing an investor claiming to be the owner of in excess of 25 percent of the 2.75% Notes asserting that, as a result of the Company’s failure to timely file with the SEC its 2004 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, it was placing the Company on notice of an event of default under the indenture dated as of March 12, 2004 between the Company as issuer, and JPMorgan Chase Bank, N.A., as trustee (the “Indenture”), which governs the 2.75% Notes. The Company indicated that it did not believe that it had failed to perform its obligations under the relevant provisions of the Indenture referenced in the letter. On August 19, 2005, the Company entered into a settlement agreement with the beneficial owner of the 2.75% Notes on behalf of whom the notice of default was sent, pursuant to which the Company agreed to use commercially reasonable efforts to solicit the requisite vote to approve an amendment to the Indenture (the “Indenture Amendment”). The Company obtained the requisite vote and on September 22, 2005, the Indenture Amendment became effective.

The Indenture Amendment extends the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10 percent or more of the consideration in the transaction consists of “cash,” to make a “coupon make-whole payment” equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013.

6.5% Senior Convertible Notes

On December 22, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”) for a private placement of $65,000 aggregate principal amount of its 6.5% Senior Convertible Notes due 2012. The private placement closed on December 23, 2005. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs for our current level of operations. During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their option to purchase an additional $19,500 of the 6.5% Notes bringing the aggregate principal amount of the private placement to $84,500. The 6.5% Notes are general senior unsecured obligations. Interest is to be paid semi-annually on June 15 and December 15, beginning June 15, 2006.

The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 3,702,439 shares at December 31, 2005), subject to adjustment in certain circumstances.

2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40 percent of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. The 2004 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts.

As of December 31, 2005, there were no borrowings under the 2004 Credit Facility and there were $54,928 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $70,000 (see “2004 Credit Facility Waivers” below).

2004 Credit Facility Waivers

For the quarter ended June 30, 2004, due to the Company’s operating results and EBITDA (earnings before net interest, income taxes, depreciation and amortization) levels, an Amendment and Waiver Agreement (the “Waiver Agreement”) was obtained from the syndicated bank group to waive non-compliance with a financial covenant to the 2004 Credit Agreement at June 30, 2004 and to amend certain financial covenants. The Waiver Agreement provides for an amendment of certain quarterly financial covenants and the multiple of EBITDA calculation with respect to the borrowing base determination through September 30, 2005.

In January 2005, the Company obtained a Consent and Waiver from its syndicated bank group, covering a period through June 29, 2005, waiving certain defaults and covenants which related to the filing of tax returns, the payment of taxes when due, tax liens and legal proceedings against the Company related to a tax assessment in Bolivia. Additional Consent and Waivers were obtained from the syndicated bank group as of April 8 and June 13, 2005 with respect to these defaults and non-compliance with certain financial covenants.

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

The Waiver Amendment also modified certain of the ongoing financial covenants under the 2004 Credit Facility and established a requirement that the Company maintain a minimum cash balance of $15,000. Until such time as the waiver became permanent, the Company had certain additional reporting requirements, including periodic cash balance reporting. In addition, the Waiver Amendment prohibited the Company from borrowing cash under the 2004 Credit Facility until the waiver became permanent. The Company was not able to submit the referenced statements by September 30, 2005; therefore, the waiver did not become permanent.

During the period from November 23, 2005 to June 14, 2006, the Company entered into four additional amendments and waivers to the 2004 Credit Facility with its syndicated bank group to waive non-compliance with certain financial and non-financial covenants. Among other things, the amendments provided that (1) certain financial covenants and reporting obligations were waived and/or modified to reflect the Company’s current and anticipated future operating performance, (2) the ultimate reduction of the facility to $70,000 for issuance of letter of credit obligations only, and (3) a requirement for the Company to maintain a minimum cash balance of $15,000.

Liquidity

We believe that cash flows from operations and the net proceeds from the 6.5% Notes offering and the sale of the TXP-4 Plant will be sufficient to finance working capital and capital expenditures for our normal ongoing operations at our present level of activity. Capital expenditures for equipment in 2006 are estimated at $25,000. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively, the vast majority of which, should they occur, could be funded from our future operations, existing cash balances and the net proceeds from the 6.5% Notes offering and the sale of our TXP-4 Plant. We are in the process of obtaining a new credit facility to replace the 2004 Credit Facility that expires March 12, 2007. However, since February 18, 2006, attacks on oil installations and the kidnapping of oil workers in the Niger Delta have escalated with the emergence of a group calling itself MEND. Some production operations in the Western Delta area are now shut in, having had the combined effect of elevating oil prices and interrupting or delaying projects we have underway in that market. We are in negotiations with our clients in Nigeria to address these heightened security concerns and to mitigate the commercial impacts on us from these recent events in Nigeria. While our clients have demonstrated an appreciation of our problems and a willingness to work with us on this combination of security concerns and commercial issues, the outcome of those negotiations is still uncertain as is their ultimate effect on our revenue, operating results and our cash flow. However, to date these events have had a negative impact on our revenue, operating results and cash flow, and it is likely this negative impact will continue in the near term. In addition, should the DOJ, SEC, or OFAC, as a result of their investigation, criminally charge the Company or otherwise levy material civil and/or criminal fines or penalties against the Company or the Company is unable to obtain a new credit facility to replace the 2004 Credit Facility, these events could have a material adverse effect on the Company’s liquidity and operations. For a discussion of these and other events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled “Risk Factors” contained in Item 1A in this Form 10-K.

Contractual Obligations

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(Dollar amounts in thousands)
Convertible notes (1)	$135,000	$—	$—	$—	$135,000
Capital lease obligations	446	229	217	—	—
Operating lease obligations	12,330	8,502	3,264	260	304

Total	$147,776	$8,731	$3,481	$260	$135,304

(1)	Does not include $19,500 of 6.5% Notes issued in the first quarter of 2006 with maturity in more than five years.

As of December 31, 2005, there were no borrowings under the 2004 Credit Facility and there were $54,928 in outstanding letters of credit. Letters of credit reduce availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $70,000.

We have certain operating leases for equipment, office and camp facilities. Minimum lease commitments under operating leases as of December 31, 2005, totaled $12,330 and are payable as follows: 2006, $8,502; 2007, $2,630; 2008, $634; 2009, $174; 2010, $86 and later years, $304.

Additionally, we have various notes and leases payable, generally related to equipment financing and local revolving credit facilities. All notes and leases are at market interest rates, and are collateralized by certain vehicles, equipment and/or real estate.

We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $4,283 at December 31, 2005. There were no outstanding borrowings at December 31, 2005 or 2004.

During 2005, our allowance for doubtful accounts decreased from $7,598 to $6,672. This decrease in the allowance is due to an additional provision of $1,372 and net write-offs of uncollectible accounts of

$2,298. We do not anticipate any significant collection problems with our customers beyond what has been already recognized in our allowance, including those in countries that may be experiencing economic and/or currency difficulties. Since our customers generally are major oil companies and government entities, and the terms for billing and collecting for work performed are generally established by contracts, we historically have had a very low incidence of collectability problems.

Off-Balance Sheet Arrangements and Commercial Commitments

From time to time, we enter into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with our customers may require us to provide letters of credit or insurance bonds with regard to our performance of contracted services. In such cases, the commitments can be called upon in the event of our failure to perform contracted services. Likewise, contracts may allow us to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period.

In connection with our 10 percent interest in a joint venture in Venezuela, we issued a corporate guarantee equal to 10 percent of the joint venture’s outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid. The commitment as of December 31, 2005 totaled $2,106, the maximum amount of future payments we could be required to make.

A summary of our off-balance sheet commercial commitments as of December 31, 2005 is as follows:

	Expiration Per Period
	Total Commitment	Less Than 2 Years	More Than 2 Years
	(Dollar amounts in thousands)
Letters of credit:
Nigeria projects – performance	$40,311	$40,311	$—
Chad-Cameroon Pipeline Project – performance	6,072	6,072	—
Other – performance and retention	8,545	8,545	—

Total letters of credit	54,928	54,928	—
Insurance bonds – primarily performance	66,510	62,830	3,680
Corporate guarantee	2,106	2,106	—

Total commercial commitments	$123,544	$119,864	$3,680

These commercial commitments totaling $123,544 represent the maximum amount of future payments we could be required to make. We had no liability recorded as of December 31, 2005, related to these commitments.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-monetary Assets,” which amends APB Opinion No. 29. The guidance in APB 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The Company adopted the standard as of January 1, 2006 and believes it will not have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This standard is effective for annual reporting periods beginning after June 30, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards.

In March 2005, the Staff of the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) which addresses the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as providing Staff views regarding the valuation of share-based payment arrangements. SAB 107 also provides guidance relating to the initial implementation of SFAS 123(R), to share-based payments transactions with non-employees, valuation methods and disclosures in Management’s Discussion and Analysis subsequent to adoption of SAFS 123(R).

SFAS 123(R) requires the use of the Modified Prospective Application Method as of the required effective date. Under this method:

•	The provision of SFAS 123(R) are applied to new awards and to awards modified, repurchased or cancelled after the effective date.

•	Compensation expense will be recognized for the portion of awards that are outstanding at the date of adoption, for which the requisite services have not been rendered (such as unvested options) based on the rendering of such remaining requisite services.

We adopted SFAS 123(R) on January 1, 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock options or other equity-based awards that vest or become exercisable after the effective date. At December 31, 2005, unamortized compensation expense related to outstanding unvested options, restricted stock grants and other equity-based awards, determined in accordance with SFAS 123(R), that we expect to record during 2006 and 2007 is approximately $82 and $6, respectively, before provisions for income taxes and forfeitures. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed in SFAS 123(R) will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expenses related to such awards will have on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43, Chapter 4. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and were adopted by the Company effective January 1, 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the consolidated financial position or results of operation of Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” to replace APB Opinion No. 20 and SFAS No. 3. This statement requires retroactive application of a change in accounting principle to prior years’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of a change. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2005 and 2004.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2005 due to the generally short maturities of these items. At December 31, 2005, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Our exposure to market risk for changes in interest rates relates primarily to our borrowings under the 2004 Credit Facility. At December 31, 2005, there were no borrowings subject to variable interest rates. At December 31, 2005, our fixed rate debt approximated fair value based upon discounted future cash flows using current market rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Willbros Group, Inc.:

We have audited the accompanying consolidated balance sheet of Willbros Group, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Willbros Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

GLO CPAs LLP

Houston, Texas

June 14, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Willbros Group, Inc.:

We have audited the accompanying consolidated balance sheet of Willbros Group, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Houston, Texas

November 21, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Willbros Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Willbros Group, Inc. (“the Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

Company-Level Controls: As the Company finalized the preparation of the 2005 financial statements, management determined that a material weakness in the Company’s internal control over financial reporting exists related to the Company’s financial statement close process. This material weakness resulted in delays in management’s ability to timely close the Company’s books and records during 2005. Such delays in closing the books and records are at least in part a contributing factor to the delays management has experienced in filing the Company’s quarterly and annual financial statements with the SEC. This material weakness resulted primarily from insufficient staffing of qualified accounting personnel.

Management believes this material weakness is due to a unique combination of factors including: a larger than normal turnover of international and corporate accounting personnel; a significant increase in the workload of the accounting staff as they supported the Audit Committee’s independent investigation as well as the investigations of the SEC and the DOJ; and a substantial increase in the volume of accounting transactions associated with the 46 percent annual increase in the Company’s revenue.

Construction Contract Management: A material weakness existed related to controls over the project reporting used in the accounting process. On certain Nigerian projects, cost estimates were not updated to reflect current information and insufficient measures were taken to independently verify uniform and reliable cost estimates. This material weakness can affect project related accounts, and it specifically resulted in adjustments to revenue and cost of sales on certain contracts during the preparation of the Company’s preliminary financial statements.

The above material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated June 14, 2006 which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

GLO CPAs LLP

Houston, Texas

June 14, 2006

WILLBROS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$65,581	$78,720
Accounts receivable, net	177,653	151,054
Contract cost and recognized income not yet billed	44,011	21,251
Prepaid expenses	26,619	11,323
Parts and supplies inventories	19,490	9,962

Total current assets	333,354	272,310

Deferred tax assets	4,940	6,416
Property, plant and equipment, net	116,260	116,643
Asset held for sale	23,049	—
Investment in joint ventures	3,997	3,441
Goodwill	6,687	6,535
Other assets	10,694	11,765

Total assets	$498,981	$417,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,680	$1,171
Accounts payable and accrued liabilities	184,292	122,470
Contract billings in excess of cost and recognized income	23,997	30,957
Accrued income taxes	5,672	9,069

Total current liabilities	216,641	163,667
2.75% convertible senior notes	70,000	70,000
6.5% senior convertible notes	65,000	—
Long-term debt	340	2,324
Other liabilities	1,766	1,075

Total liabilities	353,747	237,066

Commitments and contingencies

Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 35,000,000 shares authorized and 21,649,475 shares issued at December 31, 2005 (21,425,980 at December 31, 2004)	1,082	1,071
Capital in excess of par value	161,596	156,175
Retained earnings (deficit)	(15,166)	23,614
Treasury stock at cost, 98,863 shares at December 31, 2005 (63,196 at December 31, 2004)	(1,163)	(555)
Deferred compensation	(3,720)	(1,639)
Notes receivable for stock purchases	(231)	(216)
Accumulated other comprehensive income	2,836	1,594

Total stockholders’ equity	145,234	180,044

Total liabilities and stockholders’ equity	$498,981	$417,110

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2005	2004	2003
Contract revenue	$706,522	$483,318	$416,573

Operating expense:
Contract (including related party costs of $7,213 in 2005, $7,694 in 2004 and $7,144 in 2003)	624,556	417,671	374,442
Depreciation and amortization	21,586	16,747	15,570
General and administrative	75,430	46,614	36,300
Other operating costs (including related party costs of $0 in 2005, $1,722 in 2004 and $814 in 2003)	1,084	3,571	2,314

	722,656	484,603	428,626

Operating loss	(16,134)	(1,285)	(12,053)

Other income (expense):
Interest income	1,669	879	609
Interest expense	(5,525)	(3,413)	(1,330)
Foreign exchange gain (loss)	(130)	248	(789)
Other - net	(352)	(7,180)	(655)

	(4,338)	(9,466)	(2,165)

Loss before income taxes	(20,472)	(10,751)	(14,218)

Provision (benefit) for income taxes	18,308	10,064	(3,301)

Net loss	$(38,780)	$(20,815)	$(10,917)

Loss per common share:
Basic	$(1.82)	$(0.99)	$(.53)

Diluted	$(1.82)	$(0.99)	$(.53)

Weighted average number of common shares outstanding:
Basic	21,258,211	20,922,002	20,662,305

Diluted	21,258,211	20,922,002	20,662,305

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Deficit)	Treasury Stock	Deferred Compen- sation	Notes Receivable For Stock Purchases	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Par Value
Balance, December 31, 2002	20,615,875	$1,031	$148,509	$55,346	$(345)	$—	$(953)	$(973)	$202,615

Comprehensive income (loss):
Net loss	—	—	—	(10,917)	—	—	—	—	(10,917)
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,988	1,988

Total comprehensive loss									(8,929)
Payment of notes receivable	—	—	—	—	—	—	75	—	75
Amortization of note discount	—	—	—	—	—	—	(104)	—	(104)
Issuance of common stock under employee benefit plan	27,623	1	244	—	—	—	—	—	245
Exercise of stock options	105,000	5	620	—	—	—	—	—	625

Balance, December 31, 2003	20,748,498	1,037	149,373	44,429	(345)	—	(982)	1,015	194,527

Comprehensive income (loss):
Net loss	—	—	—	(20,815)	—	—	—	—	(20,815)
Foreign currency translation adjustments	—	—	—	—	—	—	—	579	579

Total comprehensive loss									(20,236)
Payment of notes receivable	—	—	—	—	—	—	990	—	990
Amortization of note discount	—	—	—	—	—	—	(224)	—	(224)
Restricted stock grants	183,000	9	2,312	—	—	(2,321)	—	—	—
Forfeitures of restricted stock grants	—	—	—	—	(210)	210	—	—	—
Deferred compensation	—	—	134	—	—	472	—	—	606
Issuance of common stock under employee benefit plan	15,603	1	220	—	—	—	—	—	221
Exercise of stock options	478,879	24	4,136	—	—	—	—	—	4,160

Balance, Dec. 31, 2004	21,425,980	1,071	156,175	23,614	(555)	(1,639)	(216)	1,594	180,044
Comprehensive income (loss):
Net loss	—	—	—	(38,780)	—	—	—	—	(38,780)
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,242	1,242

Total comprehensive loss	—								(37,538)
Amortization of note discount	—	—	—	—	—	—	(15)	—	(15)
Restricted stock grants	175,000	9	3,822	—	—	(3,831)	—	—	—
Vesting restricted stock rights	10,875	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock grants	—	—	—	—	(357)	357	—	—	—
Additions to treasury stock, vesting restricted stock	—	—	—		(251)	—	—	—	(251)
Deferred compensation	—	—	1,165	—	—	1,393	—	—	2,558
Issuance of common stock under employee benefit plan	3,870	—	80	—	—	—	—	—	80
Exercise of stock options	33,750	1	355	—	—	—	—	—	356

Balance, December 31, 2005	21,649,475	$1,082	$161,596	$(15,166)	$(1,163)	$(3,720)	$(231)	$2,836	$145,234

See accompanying notes to consolidated financial statements

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share amounts)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(38,780)	$(20,815)	$(10,917)
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	21,586	16,747	15,570
Amortization of debt issue costs	2,920	1,846	1,157
Non-cash compensation expense	2,558	606	—
Deferred income tax expense (benefit)	2,180	1,773	(2,169)
Loss (gain) on sales and retirements of property, plant and equipment	80	368	(343)
Equity in joint ventures	(556)	9,908	2,659
Amortization of notes receivable discount	(15)	(224)	(85)
Provision (credit) for bad debts	1,372	6,737	199
Provision for inventory obsolescence	600	1,400	600
Changes in operating assets and liabilities:
Accounts receivable	(27,014)	(55,231)	(7,340)
Contract cost and recognized income not yet billed	(23,026)	15,788	(9,904)
Parts and supplies inventories	(4,504)	(1,250)	(306)
Prepaid expenses	(20,859)	(4,016)	(923)
Other assets	(369)	(2,946)	(1,929)
Accounts payable and accrued liabilities	61,180	38,928	13,238
Accrued income taxes	(3,403)	7,383	(9,782)
Contract billings in excess of cost and recognized income	(6,972)	23,967	(4,049)

Cash provided by (used in) operating activities	(33,022)	40,969	(14,324)

Cash flows from investing activities:
Proceeds from sales of property and equipment	1,924	1,728	1,395
Purchase of property, plant and equipment	(38,888)	(38,479)	(33,984)

Cash used in investing activities	(36,964)	(36,751)	(32,589)
Cash flows from financing activities:
Proceeds from issuance of 6.5% senior convertible notes	65,000	—	—
Proceeds from issuance of 2.75% convertible senior notes	—	70,000	—
Proceeds from long-term debt	15,000	—	14,000
Proceeds from notes payable to banks	3,924	2,490	8,162
Proceeds from issuance of common stock	436	4,381	852
Repayment of long-term debt	(15,000)	(14,000)	—
Payment of capital lease	(6,405)	—	—
Repayment of notes payable to banks	(4,400)	(3,323)	(5,059)
Costs of debt issuance	(1,474)	(6,176)	(236)
Acquisition of treasury stock	(251)	—	—
Collection of notes receivable for stock purchases	—	990	75

Cash provided by financing activities	56,830	54,362	17,794
Effect of exchange rate changes on cash and cash equivalents	17	(829)	631

Increase (decrease) in cash and cash equivalents	(13,139)	57,751	(28,488)
Cash and cash equivalents, beginning of year	78,720	20,969	49,457

Cash and cash equivalents, end of year	$65,581	$78,720	$20,969

Non-cash investing and financing transaction – property obtained by capital lease	$6,667	$—	$—

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Company - Willbros Group, Inc. (“WGI”), a Republic of Panama corporation, and all of its majority-owned subsidiaries (the “Company”) provide construction, engineering, specialty services and development activities to the oil, gas and power industries and government entities. The Company’s principal markets are Africa, the Middle East, South America, Canada and the United States.

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of WGI and all of its majority-owned subsidiaries. Inter-company accounts and transactions are eliminated in consolidation. The ownership interest of minority participants in subsidiaries that are not wholly owned (principally in Nigeria and Oman) is included in accounts payable and accrued liabilities and is not material. The minority participants’ share of the net income of those subsidiaries is included in contract costs. Interest in the Company’s unconsolidated joint ventures is accounted for using the equity method in the consolidated balance sheet. The Company’s equity in earnings in a 10% joint venture is recognized as contract revenue and its share of operations for a 50% joint venture is reflected in the statements of operations based on proportionate consolidation.

Restatement of Consolidated Financial Statements - In late December of 2004, the Company became aware of improprieties in the Company’s Bolivian subsidiary related to assessment of certain Bolivian taxes and allegations that the subsidiary had filed improper tax returns. Upon learning of the tax assessment and alleged improprieties, the Company commenced an initial investigation into the matter and notified the Audit Committee of the Board of Directors, which retained independent counsel, who in turn retained forensic accountants, and began an independent investigation. Concurrent with the Audit Committee’s investigation, the Company initiated its own review of the Company’s accounting. This review focused primarily on the Company’s international activities supervised by the former President of Willbros International, Inc. (“WII”), the primary international subsidiary of the Company, but also included other areas of the Company’s accounting activities.

As a result of the investigations and the Company’s accounting review, the Company determined that several members of the senior management of WII and its subsidiaries collaborated to misappropriate assets from the Company and cover up such activity. It was determined that the Bolivian subsidiary had in fact filed improper tax returns, or failed to file returns, at the direction of Mr. Tillery, the former President of WII. The investigation also determined that Mr. Tillery, in collusion with several members of the management of the international subsidiaries, was involved in a pattern of improper activities, primarily in the Company’s Nigerian subsidiaries, which was specifically contrary to established Company policies, internal controls and possibly the laws of several countries, including the United States. These improper activities significantly impacted the Company’s previously issued consolidated financial statements, resulting in the restatement of such consolidated financial statements as December 31, 2003 and for the years ended December 31, 2003 and 2002 and for the first, second and third fiscal quarters of 2004 and 2003. These restated financial statements were included in the Company’s consolidated financial statements filed with the annual report on Form 10-K for 2004.

Financial statement adjustments resulting from the misconduct of certain members of the international subsidiaries management had a negative impact on the Company’s consolidated cumulative earnings (loss) through December 31, 2003 of approximately ($13,307). The impact on the Company’s consolidated cumulative earnings (loss) through December 31, 2003 for other accounting errors noted above decreased earnings by approximately ($5). The total impact on the Company’s consolidated cumulative earnings (loss) of all financial statement adjustments through December 31, 2003 was approximately ($13,312). The total impact on the Company’s consolidated earnings (loss) for the first three fiscal quarters of 2004 was approximately ($6,077), with the impact attributable to misconduct in the international operations being approximately ($6,629) of the total.

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

Commitments and Contingencies - Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses are probable of realization, are separately recorded as assets in other assets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred.

Accounts Receivable – Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customers, prior collection history with the customer and related aging of past due balances. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories – Inventories, consisting generally of supplies and materials in transit to construction sites in Nigeria, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Parts inventories are stated at the lower of average cost or market. Parts inventories are evaluated at least annually and adjusted for excess and obsolescence.

Other Operating Costs – Other operating costs consist of the expenses incurred by the Company associated with fraudulent invoices for fictitious supplies or services.

Property, Plant and Equipment – Property, plant and equipment is stated at cost. Depreciation, including amortization of capital leases, is provided on the straight-line method using estimated lives as follows:

Construction equipment	4-6 years
Marine equipment	10 years
Transportation equipment	3-4 years
Buildings	20 years
Furniture and equipment	3-10 years
Production facilities	10-25 years

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Assets held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. Normal repair and maintenance costs are charged to expense as incurred. Major overhaul costs are accrued in advance of actual overhaul activities and are allocated to contracts based on estimates of equipment condition. Significant renewals and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill - Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is not amortized but instead is annually tested for impairment in accordance with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment has occurred. The impairment test involves determining the fair market value of each of the reporting units with which the goodwill is associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company completed its annual evaluation for impairment of goodwill as of December 31, 2005, and determined that no impairment of goodwill existed as of that date.

Revenue - A number of factors relating to the Company’s business affect the recognition of contract revenue. Revenue from fixed-price construction and engineering contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics, may affect the progress of a project’s completion and thus the timing of revenue recognition. The Company does not recognize income on a fixed-price contract until the contract is approximately 5 percent to 10 percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term.

If the Company does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for. However, costs associated with revenue from claims are expensed when incurred. Revenue from unit-price and time and material contracts is recognized as earned. Revenue from operations of the Opal Gas Plant is recognized upon delivery of product to the customer. The Company believes that its operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

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

Retirement Plans and Benefits – The Company has a voluntary defined contribution retirement plan for U.S. based employees that is qualified, and is contributory on the part of the employees, and a voluntary savings plan for certain international employees that is non-qualified, and is contributory on the part of the employees.

Common Stock Options - The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation and interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS Statement No. 123”, established accounting and disclosure requirements using fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. Compensation cost related to restricted stock awards and restricted stock rights awards is measured as the market price of the Company’s common stock at the date of the award, and compensation cost is recognized over the vesting period, typically four years.

The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Year Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$(38,780)	$(20,815)	$(10,917)
Add stock-based employee compensation included in net income	2,558	606	—
Less stock-based employee compensation determined under fair value method	(3,098)	(1,431)	(1,786)

Pro forma net income (loss)	$(39,320)	$(21,640)	$(12,703)

Income (loss) per share:
Basic, as reported	$(1.82)	$(.99)	$(.53)

Basic, pro forma	$(1.85)	$(1.03)	$(.61)

Diluted, as reported	$(1.82)	$(.99)	$(.53)

Diluted, pro forma	$(1.85)	$(1.03)	$(.61)

The fair value of granted options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected option life in years	3	3	1-3
Risk-free interest rate	2.28%	0.97%	1.13%
Dividend yield	—	—	—
Volatility	43.61%	45.41%	52.99%

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

The Company will adopt the provisions of SFAS Statement No. 123R, “Share-Based Payment”, regarding share-based compensation effective January 1, 2006, as discussed below.

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

Concentration of Credit Risk - The Company has a concentration of customers in the oil, gas and power industries which exposes the Company to a concentration of credit risks within an industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. The allowance for doubtful accounts has decreased in 2005 to $6,672 from $7,598 in 2004. The Company believes the allowance for doubtful accounts is adequate.

Fair Value of Financial Instruments - The carrying value of financial instruments does not materially differ from fair value.

Cash Flows - In the determination of cash flows, all highly liquid investments with maturities of less than three months are considered to be cash equivalents. Cash equivalents were $61,025 and $63,756 at December 31, 2005 and 2004, respectively. The Company paid interest of $2,421 in 2005, $1,514 in 2004, and $300 in 2003 and income taxes of $15,887 in 2005, $2,393 in 2004, and $11,265 in 2003. In 2004, the Company’s property, plant and equipment increased $737 from non-cash transactions as a result of distributions of property from a joint venture. Non-cash financing activities in 2004 include the addition of 17,000 shares to treasury stock resulting from forfeitures of restricted stock grants, valued at $210 based on the market price of the Company’s common stock at the date of grant.

Capitalized Interest - The Company capitalizes interest as part of the cost of significant assets constructed or developed for the Company’s own use. Capitalized interest was $168, $349 and $386 in 2005, 2004 and 2003, respectively.

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

Derivative Financial Instruments - The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expense in the same currency. The Company had no derivative financial instruments as of December 31, 2005 or 2004.

Recently Issued Accounting Standards – In December 2004, the FASB issued SFAS 153, “Exchanges of Non-monetary Assets,” which amends APB Opinion No. 29. The guidance in APB 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The Company adopted the standard as of July 1, 2005 and the Company believes it will not have a material impact on its consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This standard is effective for annual reporting periods beginning after June 30, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards.

In March 2005, the Staff of the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) which addresses the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as providing Staff views regarding the valuation of share-based payment arrangements. SAB 107 also provides guidance relating to the initial implementation of SFAS 123(R), to share-based payments transactions with non-employees, valuation methods and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).

SFAS 123(R) requires the use of the Modified Prospective Application Method as of the required effective date. Under this method:

•	The provisions of SFAS 123(R) are applied to new awards and to awards modified, repurchased or cancelled after the effective date.

•	Compensation expense will be recognized for the portion of awards that are outstanding at the date of adoption, for which the requisite services have not been rendered (such as unvested options) based on the rendering of such remaining requisite services.

The Company will adopt SFAS 123(R) on January 1, 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock options or other equity-based awards that vest or become exercisable after the effective date. At December 31, 2005, unamortized compensation expense related to outstanding unvested options, restricted stock grants and other equity-based awards, determined in accordance with SFAS 123(R), that the Company expects to record during 2006 and 2007 is approximately $82 and $6 respectively, before provisions for income taxes and forfeitures. The Company is in the process of determining how the guidance regarding valuing share-based compensation as prescribed in SFAS 123(R) will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expenses related to such awards will have on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43, Chapter 4. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and was adopted by the Company effective January 1, 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the consolidated financial position or results of operation of Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” to replace APB Opinion No. 20 and SFAS No. 3. This statement requires retroactive application of a change in accounting principle to prior years’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of a change. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

2. Accounts Receivable

Accounts receivable, net as of December 31, 2005 and 2004 is comprised of the following:

	2005	2004
Trade	$139,893	$125,875
Contract retention	17,150	5,176
Unbilled revenue	20,364	20,616
Other receivables	6,935	4,985
Advances to joint ventures	(17)	2,000

Total accounts receivable	184,325	158,652
Less – Allowance for doubtful accounts	(6,672)	(7,598)

Total accounts receivable, net	$177,653	$151,054

The Company expects all accounts receivable to be collected within one year. The provision for bad debts included in Other-net was $1,372, $6,737, and $199 for the years ended December 31, 2005, 2004 and 2003, respectively. The allowance for bad debts increased significantly in 2004 as a result of improprieties of management at certain of the Company’s international subsidiaries which resulted in accounts receivable delinquencies and decreased probability of ultimate collection. The $2,000 of advances to joint ventures at December 31, 2004 was made in connection with the start-up of a Mexican joint venture in December 2004. The joint venture was terminated on May 27, 2005 and the $2,000 advance and subsequent advances made in 2005 were remitted to the Company in May 2005.

3. Contracts in Progress

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

Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Costs incurred on contracts in progress	$478,803	$294,977
Recognized income	63,141	29,006

	541,944	323,983
Progress billings and advance payments	(521,930)	(333,689)

	$20,014	$(9,706)

Contract cost and recognized income not yet billed	$44,011	$21,251
Contract billings in excess of cost and recognized income	(23,997)	(30,957)

	$20,014	$(9,706)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

3. Contracts in Progress (continued)

Contract cost and recognized income not yet billed includes $11,082 and $7,836 at December 31, 2005 and 2004, respectively, on completed contracts. As of December 31, 2005 and 2004, contract costs and recognized income not yet billed included unbilled revenues for unapproved change orders of approximately $2,190 and $6,520, respectively.

4. Property, Plant and Equipment

Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, consist of:

	December 31,
	2005	2004
Construction equipment	$75,839	$61,822
Marine equipment	65,854	63,874
Transportation equipment	26,739	25,066
Land and buildings	34,321	17,003
Leasehold improvements	12,802	9,724
Production facilities	—	22,098
Furniture and equipment	29,414	29,511

	244,969	229,098
Less accumulated depreciation and amortization	(128,709)	(112,455)

	$116,260	$116,643

Included in furniture and equipment is $535 and $4,217 at December 31, 2005 and 2004, respectively, for the cost of a new information system which has been capitalized under capital leases.

5. Joint Ventures

Investment in joint ventures at December 31, 2005 and 2004 consist of a 10% interest in a consortium for build, own and operate water injection facilities in Venezuela and a 50% interest in a pipeline construction joint venture in Africa. Interest in the unconsolidated joint ventures is accounted for using the equity method in the consolidated balance sheet. The Company’s equity in earnings in the 10% joint venture is recognized as contract revenue and its share of operations for the 50% joint venture is reflected in the statements of operations based on proportionate consolidation.

The Company’s share of revenue and contract cost included in the consolidated statements of operations from these ventures consists of:

	Year Ended December 31,
	2005	2004	2003
Contract revenue	$572	$2,071	$60,344
Contract cost	—	—	43,417

The 2004 activity for the 50 percent owned joint venture for the Chad-Cameroon Pipeline project in Africa was limited to warranty work and the final settlement among the parties. The summarized balance sheet information at December 31, 2005 and 2004 reflects this decreased level of activity.

	December 31,
	2005	2004
Current assets	$351	$645
Non-current assets	—	—

Total	$351	$645

Current liabilities	$351	$645
Equity	—	—

Total	$351	$645

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	December 31,
	2005	2004
Trade accounts payable	$149,662	$90,906
Payrolls and payroll liabilities	19,262	19,263
Provision for loss contracts costs	4,537	4,263
Minority interest	5,349	2,798
Other accrued liabilities	3,872	2,130
Related parties	4	2,151
Equipment reconditioning and overhaul reserves	1,606	959

Total	$184,292	$122,470

7. Long-term Debt

Long-term debt consists of the following:

	December 31,
	2005	2004
2.75% convertible senior notes	$70,000	$70,000
6.5% senior convertible notes	65,000	—
Revolving credit agreement with a syndicated bank group	—	—
Other obligations	3,020	3,495

Total long-term debt	138,020	73,495
Less current portion	2,680	1,171

Long-term debt, less current portion	$135,340	$72,324

2.75% Convertible Senior Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at December 31, 2005). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

7. Long-term Debt (continued)

Since the non-compliance issues under the 2004 Credit Facility discussed below did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the 2.75% Notes.

On June 10, 2005, the Company received a letter from a law firm representing an investor claiming to be the owner of in excess of 25 percent of the 2.75% Notes asserting that, as a result of the Company’s failure to timely file with the SEC its 2004 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, it was placing the Company on notice of an event of default under the indenture dated as of March 12, 2004 between the Company as issuer, and JPMorgan Chase Bank, N.A., as trustee (the “Indenture”), which governs the 2.75% Notes. The Company indicated that it did not believe that it had failed to perform its obligations under the relevant provisions of the Indenture referenced in the letter. On August 19, 2005, the Company entered into a settlement agreement with the beneficial owner of the 2.75% Notes on behalf of whom the notice of default was sent, pursuant to which the Company agreed to use commercially reasonable efforts to solicit the requisite vote to approve an amendment to the Indenture (the “Indenture Amendment”). The Company obtained the requisite vote and on September 22, 2005, the Indenture Amendment became effective.

The Indenture Amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10 percent or more of the consideration in the transaction consists of “cash,” to make a “coupon make-whole payment” equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013. Unamortized debt issue costs of $2,714 and $2,908 associated with the 2.75% Notes are included in other assets at December 31, 2005 and 2004, respectively, and are being amortized over the seven-year period ending March 2011.

6.5% Senior Convertible Notes

On December 22, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”) for a private placement of $65,000 aggregate principal amount of its 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”). The private placement closed on December 23, 2005. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs.

The 6.5% Notes are governed by an Indenture dated December 23, 2005 and were entered into by and among the Company, as issuer, Willbros USA, Inc., as guarantor (“WUSAI”), and The Bank of New York, as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 3,702,439 sharers at December 31, 2005), subject to adjustment in certain circumstances.

Pursuant to the Purchase Agreement, the Company and WUSAI have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act.

During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 aggregate principal amount of the 6.5% Notes. Collectively, the primary offering and purchase option of the 6.5% Notes total $84,500. The 6.5% Notes are general senior unsecured obligations. Interest is to be paid semi-annually on June 15 and December 15, beginning June 15, 2006.

The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

7. Long-term Debt (continued)

15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a Fundamental Change, as defined in the Indenture, for 110 percent of the principal amount if the Fundamental Change occurs prior to December 31, 2006, and for 100 percent of the principal amount if the Fundamental Change occurs after that date. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with the Fundamental Change. The make-whole premium is payable in addition to shares of common stock and is calculated based on a formula with the premium ranging from 0% to 31.4% depending on when the Fundamental Change occurs and the price of the Company’s stock at the time the Fundamental Change occurs.

Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a default of $10,000 or more on any credit agreement, including the 2004 Credit Facility and the 2.75% Notes, a corresponding event of default would result under the 6.5% Notes. Unamortized debt issue costs of $698 associated with the 6.5% Notes are included in other assets at December 31, 2005 and are being amortized over the seven-year period ending December 2012.

2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40 percent of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. The 2004 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts. Unamortized debt issue costs of $982 and $2,933 associated with the 2004 Credit Facility are included in other assets at December 31, 2005 and 2004, respectively, and are amortized over the term of the 2004 Credit Facility ending March 2007.

As of December 31, 2005, there were no borrowings under the 2004 Credit Facility and there were $54,928 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75 percent of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $70,000 (see “2004 Credit Facility Waivers” below).

2004 Credit Facility Waivers

For the quarter ended June 30, 2004, due to the Company’s operating results and EBITDA (earnings before net interest, income taxes, depreciation and amortization) levels, an Amendment and Waiver Agreement (the “Waiver Agreement”) was obtained from the syndicated bank group to waive non-compliance with a financial covenant to the 2004 Credit Agreement at June 30, 2004 and to amend certain financial covenants. The Waiver Agreement provides for an amendment of certain quarterly financial covenants and the multiple of EBITDA calculation with respect to the borrowing base determination through September 30, 2005.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

7. Long-term Debt (continued)

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

The Waiver Amendment also modified certain of the ongoing financial covenants under the 2004 Credit Facility and established a requirement that the Company maintain a minimum cash balance of $15,000. Until such time as the waiver became permanent, the Company had certain additional reporting requirements, including periodic cash balance reporting. In addition, the Waiver Amendment prohibited the Company from borrowing cash under the 2004 Credit Facility until the waiver became permanent. The Company was not able to submit the referenced statements by September 30, 2005; therefore, the waiver did not become permanent.

During the period from November 23, 2005 to June 14, 2006, the Company entered into four additional amendments and waivers to the 2004 Credit Facility with its syndicated bank group to waive non-compliance with certain financial and non-financial covenants. Among other things, the amendments provided that (1) certain financial covenants and reporting obligations were waived and/or modified to reflect the Company’s current and anticipated future operating performance, (2) the ultimate reduction of the facility to $70,000 for issuance of letter of credit obligations only, and (3) a requirement for the Company to maintain a minimum cash balance of $15,000.

Other Obligations

Other obligations include approximately $312 and $3,259 at December 31, 2005 and 2004, respectively, to a leasing company under a four-year capital lease in connection with the ongoing acquisition and installation of new corporate information systems and infrastructure. Additionally, the Company has various notes payable, generally related to equipment financing, and local revolving credit facilities. All are at market interest rates, and are collateralized by certain vehicles, equipment and/or real estate.

The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $4,283 at December 31, 2005. There were no outstanding borrowings made under these facilities at December 31, 2005 or 2004.

8. Parent, Guarantor, Non-Guarantor Condensed, Consolidating Financial Statements

Set forth below are the condensed, consolidating financial statements of (a) WGI, (b) Willbros USA, Inc. and subsidiaries (“WUSAI”), which is a guarantor of the 6.5% Notes and (c) all other direct and indirect subsidiaries which are not guarantors of the 6.5% Notes. There are currently no restrictions on the ability of WUSAI to transfer funds to WGI in the form of cash dividends or advances. Under the terms of the Indenture for the 6.5% Notes, WUSAI may not sell or otherwise dispose of all or substantially all of its assets

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

8. Parent, Guarantor, Non-Guarantor Condensed, Consolidating Financial Statements (continued)

to, or merge with or into another entity, other than the Company, unless no default exists under the Indenture and the acquirer assumes all of the obligations of WUSAI under the Indenture. WGI is a holding company with no significant operations, other than through its subsidiaries.

The condensed, consolidating financial statements are presented as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005. The condensed, consolidating financial statements present investments in consolidated subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets

December 31, 2005 and 2004

	December 31, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,794	$(5,240)	$12,027	$—	$65,581
Account receivables, net	196	61,790	115,667	—	177,653
Contract cost and recognized income not yet billed	—	5,839	38,172	—	44,011
Receivables from affiliated companies	173,080	—	—	(173,080)	—
Parts and supplies inventories	—	—	19,490	—	19,490
Other current assets	—	11,001	15,618	—	26,619

Total current assets	232,070	73,390	200,974	(173,080)	333,354
Property, plant and equipment, net	—	29,956	86,304	—	116,260
Asset held for sale	—	23,049	—	—	23,049
Investment in subsidiaries	46,158	—	—	(46,158)	—
Other assets	3,412	6,043	16,863	—	26,318

Total assets	$281,640	$132,438	$304,141	$(219,238)	$498,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$2,671	$9	$—	$2,680
Accounts payable and accrued liabilities	1,406	45,614	137,272	—	184,292
Contract billings in excess of cost and recognized income	—	1,123	22,874	—	23,997
Payables to affiliated companies	—	44,183	128,897	(173,080)	—
Accrued income taxes	—	1,308	4,364	—	5,672

Total current liabilities	1,406	94,899	293,416	(173,080)	216,641
Long-term debt	135,000	334	6	—	135,340
Other liabilities	—	953	813	—	1,766

Total liabilities	136,406	96,186	294,235	(173,080)	353,747
Stockholders’ equity:
Common stock	1,082	8	32	(40)	1,082
Capital in excess of par value	161,596	89,156	8,526	(97,682)	161,596
Retained earnings (deficit)	(15,166)	(52,912)	1,585	51,327	(15,166)
Other stockholders’ equity components	(2,278)	—	(237)	237	(2,278)

Total stockholders’ equity	145,234	36,252	9,906	(46,158)	145,234

Total liabilities and stockholders’ equity	$281,640	$132,438	$304,141	$(219,238)	$498,981

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

8. Parent, Guarantor, Non-Guarantor Condensed, Consolidating Financial Statements (continued)

Condensed Consolidating Balance Sheets

December 31, 2005 and 2004

	December 31, 2004
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$56,154	$11,963	$10,603	$—	$78,720
Account receivables, net	185	37,206	113,663	—	151,054
Contract cost and recognized income not yet billed	—	1,216	20,035	—	21,251
Receivables from affiliated companies	115,956	17,827	—	(133,783)	—
Parts and supplies inventories	—	—	9,962	—	9,962
Other current assets	—	7,267	4,056	—	11,323

Total current assets	172,295	75,479	158,319	(133,783)	272,310
Property, plant and equipment, net	—	49,739	66,904	—	116,643
Investment in subsidiaries	76,011	—	—	(76,011)	—
Other assets	2,908	9,624	15,625	—	28,157

Total assets	$251,214	$134,842	$240,848	$(209,794)	$417,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$1,143	$28	$—	$1,171
Accounts payable and accrued liabilities	715	23,901	97,854	—	122,470
Contract billings in excess of cost and recognized income	—	3,614	27,343	—	30,957
Payables to affiliated companies	—	66,382	67,401	(133,783)	—
Accrued income taxes	455	—	8,614	—	9,069

Total current liabilities	1,170	95,040	201,240	(133,783)	163,667
Long-term debt	70,000	2,309	15	—	72,324
Other liabilities	—	838	237	—	1,075

Total liabilities	71,170	98,187	201,492	(133,783)	237,066
Stockholders’ equity:
Common stock	1,071	8	32	(40)	1,071
Capital in excess of par value	156,175	89,156	8,526	(97,682)	156,175
Retained earnings (deficit)	23,614	(52,509)	32,277	20,232	23,614
Other stockholders’ equity components	(816)	—	(1,479)	1,479	(816)

Total stockholders’ equity	180,044	36,655	39,356	(76,011)	180,044

Total liabilities and stockholders’ equity	$251,214	$134,842	$240,848	$(209,794)	$417,110

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

8. Parent, Guarantor, Non-Guarantor Condensed, Consolidating Financial Statements (continued)

Condensed Consolidating Statement of Operations

Years Ended December 31, 2005 and 2004

	December 31, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$278,260	$467,513	$(39,251)	$706,522
Operating expenses:
Contract costs	2	211,952	412,602	—	624,556
Depreciation and amortization	—	8,280	13,306	—	21,586
General and administrative	6,035	53,096	55,550	(39,251)	75,430
Other operating costs	—	—	1,084	—	1,084

Operating income (loss)	(6,037)	4,932	(15,029)	—	(16,134)

Other income (expense):
Equity in loss of consolidated subsidiaries	(31,096)	—	—	31,096	—
Interest – net	(1,861)	(1,151)	(844)	—	(3,856)
Other – net	(241)	493	(734)	—	(482)

Income (loss) before income taxes	(39,235)	4,274	(16,607)	31,096	(20,472)
Provision (benefit) for income taxes	(455)	4,480	14,283	—	18,308

Net income (loss)	$(38,780)	$(206)	$(30,890)	$31,096	$(38,780)

	December 31, 2004
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$172,159	$324,047	$(12,888)	$483,318
Operating expenses:
Contract costs	(3)	141,116	276,558	—	417,671
Depreciation and amortization	—	5,889	10,858	—	16,747
General and administrative	4,271	30,690	24,541	(12,888)	46,614
Other operating costs	—	—	3,571	—	3,571

Operating income (loss)	(4,268)	(5,536)	8,519	—	(1,285)

Other income (expense):
Equity in loss of consolidated subsidiaries	(14,571)	—	—	14,571	—
Interest – net	(1,521)	(423)	(590)	—	(2,534)
Other – net	—	(174)	(6,758)	—	(6,932)

Income (loss) before income taxes	(20,360)	(6,133)	1,171	14,571	(10,751)
Provision (benefit) for income taxes	455	(2,393)	12,002	—	10,064

Net income (loss)	$(20,815)	$(3,740)	$(10,831)	$14,571	$(20,815)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

8. Parent, Guarantor, Non-Guarantor Condensed, Consolidating Financial Statements (continued)

Condensed Consolidating Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

	December 31, 2003
	Parent	WUSAI (Guarantor)	Non- Guarantors	Eliminations	Consolidated
Contract revenue	$—	$152,734	$277,767	$(13,928)	$416,573
Operating expenses:
Contract costs	—	140,778	233,664	—	374,442
Depreciation and amortization	—	5,620	9,950	—	15,570
General and administrative	3,961	29,741	16,526	(13,928)	36,300
Other operating costs	—	—	2,314	—	2,314

Operating income (loss)	(3,961)	(23,405)	15,313	—	(12,053)

Other income (expense):
Equity in loss of consolidated subsidiaries	(6,890)	—	—	6,890	—
Interest – net	(39)	(224)	(458)	—	(721)
Other – net	(27)	(82)	(1,335)	—	(1,444)

Income (loss) before income taxes	(10,917)	(23,711)	13,520	6,890	(14,218)
Provision (benefit) for income taxes	—	(8,590)	5,289	—	(3,301)

Net income (loss)	$(10,917)	$(15,121)	$8,231	$6,890	$(10,917)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

8. Parent, Guarantor, Non-Guarantor Condensed, Consolidating Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	Year Ended December 31, 2005
	WGI	WUSAI (Guarantor)	Other Subsidiaries	Consolidating Entries	Consolidated Totals
Net cash flows from (used in) operating activities	$(4,445)	$(8,908)	$(19,669)	$—	$(33,022)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(3,266)	(35,622)	—	(38,888)
Other investing activities	—	—	1,924	—	1,924

Cash used in investing activities	—	(3,266)	(33,698)	—	(36,964)

Cash flows from financing activities:
Proceeds from issuance of 6.5% Notes	65,000	—	—	—	65,000
Proceeds from issuance of bank and other debt	15,000	(447)	4,371	—	18,924
Advances from (repayments to) parent/affiliates	(57,124)	(182)	57,306	—	—
Repayment of bank and other debt	(15,000)	(4,400)	—	—	(19,400)
Payment of capital lease	—	—	(6,405)	—	(6,405)
Costs of debt issuance and other	(791)	—	(498)	—	(1,289)

Cash provided by (used in) financing activities	7,085	(5,029)	54,774	—	56,830
Effect of exchange rate changes on cash and cash equivalents	—	—	17	—	17

Cash provided by (used in) all activities	$2,640	$(17,203)	$1,424	$—	$(13,139)

	Year Ended December 31, 2004
	WGI	WUSAI (Guarantor)	Other Subsidiaries	Consolidating Entries	Consolidated Totals
Net cash flows from (used in) operating activities	$(4,728)	$2,154	$43,543	$—	$40,969
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(15,366)	(23,113)	—	(38,479)
Other investing activities	—	678	1,050	—	1,728

Cash used in investing activities	—	(14,688)	(22,063)	—	(36,751)

Cash flows from financing activities:
Proceeds from issuance of 2.75% Notes	70,000	—	—	—	70,000
Proceeds from issuance of bank and other debt	—	535	1,955	—	2,490
Proceeds from issuance of common stock	4,381	—	—	—	4,381
Advances from (repayments to) parent/affiliates	(2,600)	20,153	(17,553)	—	—
Repayment of bank and other debt	(14,000)	(1,323)	(2,000)	—	(17,323)
Costs of debt issuance and other	(2,311)	(1,434)	(1,441)	—	(5,186)

Cash provided by (used in) financing activities	55,470	17,931	(19,039)	—	54,362
Effect of exchange rate changes on cash and cash equivalents	—	—	(829)	—	(829)

Cash provided by (used in) all activities	$50,742	$5,397	$1,612	$—	$57,751

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

8. Parent, Guarantor, Non-Guarantor Condensed, Consolidating Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	Year Ended December 31, 2003
	WGI	WUSAI (Guarantor)	Other Subsidiaries	Consolidating Entries	Consolidated Totals
Net cash flows from (used in) operating activities	$(3,006)	$(25,513)	$14,195	$—	$(14,324)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(22,852)	(11,132)	—	(33,984)
Other investing activities	4,000	—	(2,605)	—	1,395

Cash used in investing activities	4,000	(22,852)	(13,737)	—	(32,589)

Cash flows from financing activities:
Proceeds from long-term debt	14,000	—	—	—	14,000
Proceeds from issuance of bank and other debt	4,744	3,418	—	—	8,162
Proceeds from issuance of common stock	852	—	—	—	852
Advances from (repayments to) parent/affiliates	(13,249)	21,326	(8,077)	—	—
Repayment of bank and other debt	(5,467)	—	408	—	(5,059)
Costs of debt issuance and other	(161)	—	—	—	(161)

Cash provided by (used in) financing activities	719	24,744	(7,669)	—	17,794
Effect of exchange rate changes on cash and cash equivalents	—	—	631	—	631

Cash provided by (used in) all activities	$1,713	$(23,621)	$(6,580)	$—	$(28,488)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

9. Retirement Benefits

The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of four percent of salary in the form of cash. All contributions in the form of WGI common stock were suspended in 2005, and removed as an option on January 9, 2006. Company contributions for the plans were $1,909, $1,423 and $1,094 (including WGI common stock valued at $80, $221 and $245) in 2005, 2004 and 2003, respectively.

10. Income Taxes

The tax regimes of the countries in which the Company operates affects the consolidated income tax provision of the Company and its effective tax rate. The effective consolidated tax rate differs from the United States (“U.S.”) federal statutory rate as tax rates and methods of determining taxes payable are different in each country. Moreover, losses from one country generally cannot be used to offset taxable income from another country. Income (loss) before income taxes and the provision (benefit) for income taxes in the consolidated statements of operations consist of:

	Year Ended December 31,
	2005	2004	2003
Income (loss) before income taxes:
Other countries	$(24,740)	$(4,726)	$9,211
United States	4,268	(6,025)	(23,429)

	$(20,472)	$(10,751)	$(14,218)

	Year Ended December 31,
	2005	2004	2003
Provision (benefit) for income taxes:
Current provision (benefit):
Other countries	$15,601	$9,719	$6,353
United States:
Federal	132	(1,750)	(6,427)
State	931	322	(1,058)

	16,664	8,291	(1,132)

Deferred tax expense (benefit):
Other countries	(1,319)	2,405	(1,490)
United States	2,963	(632)	(679)

	1,644	1,773	(2,169)

Total provision (benefit) for income taxes	$18,308	$10,064	$(3,301)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

10. Income Taxes (continued)

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Willbros Group, Inc. and many of its subsidiaries are Panamanian companies. Panamanian tax law is based on territorial principles and does not impose income tax on income earned outside of Panama.

The Company’s principal international operations are in Nigeria, Oman, and Venezuela. In Nigeria, the Company’s non-resident subsidiary is taxed on a deemed profit basis equal to 6 percent of its gross receipts. The Company’s resident subsidiaries operating in Nigeria are subject to a corporate income tax rate of 30 percent, but five percent of gross receipts paid to these subsidiaries are withheld and can only be applied to present and future income tax liabilities, if any. The Company’s subsidiaries operating in Venezuela and Oman are subject to corporate income tax rates of 34 percent and 12 percent, respectively.

In 2004 and 2003, the Company had foreign earnings which were non-taxable due to exemptions or tax holidays in certain countries. Non-taxable foreign earnings for taxable years 2004 and 2003 were $5,066 and $10,862, respectively. The Company did not have any non-taxable foreign earnings for taxable year 2005.

The Company’s subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. For 2005, the Company’s subsidiaries operating in Canada are subject to a federal tax rate of 22.1 percent and a provincial income tax of 11.5 percent.

A reconciliation of the differences between the provision for income tax computed at the appropriate statutory rates and the reported provision for income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
Income tax provision at statutory rate (Panama)	$—	$—	$—
Taxes on U.S. earnings at greater than Panama rate	1,454	(1,918)	(7,106)
Taxes on foreign earnings at greater than Panama rate	(5,360)	3,103	(2,406)
Taxes on foreign deemed profits	15,296	8,483	5,632
U.S. state taxes	1,201	(142)	(1,058)
U.S. and Canadian permanent tax adjustments	1,132	—	—
U.S. alternative minimum tax	239	—	—
Change in valuation allowance	4,346	538	1,637

	$18,308	$10,064	$(3,301)

The Company has net tax assets equal to $2,645. For 2005, the Company is owed tax refunds of $4,027, which have been included in the Company’s prepaid expenses. These refunds were primarily the result of the Company’s ability to carry a significant portion of losses recognized in 2004 back to 2002 in order to offset taxable income recognized in that year.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

10. Income Taxes (continued)

The Company has a net deferred tax asset of $4,290 at December 31, 2005. The principal components of the Company’s net deferred tax asset are:

	December 31,
	2005	2004
Deferred tax assets:
Self insured medical accrual	$211	$196
Accrued vacation	637	291
Non-U.S. tax net operating loss carry forwards	17,931	13,163
U.S. tax net operating loss carry forwards	5,162	10,246
Non-U.S. tax credits	3,639	3,639
Alternative minimum tax	239	—
Deferred compensation	753	—
Debt issue cost amortization	297	—
Other	469	616

Gross deferred tax assets	29,338	28,151
Valuation allowance	(20,222)	(16,194)

Deferred tax assets, net of valuation allowance	9,116	11,957
Deferred tax liabilities:
Property, plant and equipment	(4,826)	(5,541)

Net deferred tax assets	$4,290	$6,416

The net deferred tax assets are as follows:

	December 31,
	2005	2004
United States	$2,669	$5,631
Other countries	1,621	785

Net deferred tax assets	$4,290	$6,416

The ultimate realization of deferred tax assets related to the U.S. net operating loss carry forwards (including state net operating loss carry forwards) is dependent upon the generation of future taxable income in the U.S. during the periods in which the use of such net operating losses are allowed. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In 2005, the company utilized $12,000 of federal net operating losses for federal income tax purposes and $2,703 of state net operating losses.

At December 31, 2005, the Company has remaining U.S. net operating loss carry forwards of $14,244 and state net operating loss carry forwards of $11,100. The Company’s net operating losses expire in various years. Federal net operating losses of $8,259 expire between 2006 and 2012, $1,751 of net operating losses expire in 2023, and $4,234 of net operating losses expire in 2024. A state net operating loss generally expires after five years in which the net operating loss was incurred. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses can be utilized to offset taxable income, management believes that the Company will realize the tax benefits of $5,162 from these loss carry forwards. The Company has other deferred tax assets which include accrued self-insured medical expense ($211), accrued vacation ($637), U.S. alternative minimum tax ($239), deferred compensation ($753), and debt issue cost amortization ($297).

The Company’s deferred tax liability of $4,826 primarily consists of accelerated depreciation expense reported on the Company’s U.S. tax return for 2004 in connection with the TXP-4 plant in Opal, Wyoming. The TXP-4 plant was sold on January 1, 2006. Therefore, a significant portion of the deferred tax liability will reverse in 2006.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

10. Income Taxes (continued)

The Company also has tax credits and net operating loss carry forwards derived in foreign jurisdictions. In Venezuela, the Company has earned tax credits in prior years totaling $924 (Bolivars 1,986,600) which could be utilized to reduce tax liability or sold at approximately 85% of their value. The Company has evaluated its ability to utilize these credits and has recorded a valuation allowance of $450 (Bolivars 967,500) against the credits. The Company also has withholding tax credits of $319 (Naira 41,000) in Nigeria. These credits can be used to offset future taxable income in Nigeria five years from the date of the taxable period in which taxes were withheld. The Company, however, believes that it is more likely than not that these withholding tax credits cannot be utilized to offset future tax liability. Therefore, the tax credits have been fully reserved.

As of December 31, 2005, the Company has federal and provincial net operating loss carry forwards derived in Canada totaling $3,636 (C$4,240). These losses are set to expire in 2012. Management believes that it will realize tax benefits from such net operating loss carry forwards in the amount of $1,222 (C$1,425). The Company also has net operating loss carry forwards derived in the United Kingdom, Bolivia, Nigeria, Venezuela, Ecuador, and Pakistan totaling $56,509 as set forth below. The tax benefit from these net operating losses has been fully reserved and the total valuation allowance at December 31, 2005 is $20,222, an overall increase of $4,346.

United Kingdom	$36,222	(21,055 British Pounds)
Bolivia	10,973	(88,333 Bolivianos)
Nigeria	7,333	(956,957 Naira)
Venezuela	962	(2,068,300 Bolivars)
Ecuador	929	(784 ECU)
Pakistan	90	(5,382,079 Pakistani Rupees)

Total:	$56,509

11. Stockholder Rights Plan

On April 1, 1999, the Company adopted a Stockholder Rights Plan and declared a distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of the Company’s common stock. The distribution was made on April 15, 1999 to stockholders of record on that date. The Rights expire on April 14, 2009.

The Rights are exercisable only if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. Each Right entitles stockholders to buy one one-thousandth of a share of a series of junior participating preferred stock at an exercise price of $30.00 per share.

If the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15 percent or more of the Company’s outstanding common stock, each Right entitles its holder to purchase, at the Right’s then-current exercise price, a number of acquiring company’s common shares having a market value of twice such price. In addition, if a person or group acquires 15 percent or more of the Company’s outstanding common stock, each Right entitles its holder (other than such person or members of such group) to purchase, at the Right’s then-current exercise price, a number of the Company’s common shares having a market value of twice such price.

Prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the Company’s common stock, the Rights are redeemable for one-half cent per Right at the option of the Company’s Board of Directors.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

12. Stock Ownership Plans (continued)

During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan, and the Director Plan, was increased to 4,075,000 and 225,000, respectively, by shareholder approval.

Options granted under the 1996 Plan vest over a three to four year period. Options granted under the Director Plan vest six months after the date of grant. At December 31, 2005, the 1996 Plan had 1,198,255 shares and the Director Plan had 35,000 shares available for grant. Certain provisions allow for accelerated vesting based on increases of share prices.

The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	954,020	$11.57	1,447,399	$10.68	1,560,899	$10.48
Granted	30,000	21.19	45,000	12.73	45,000	10.22
Exercised	33,750	10.09	478,879	8.69	105,000	5.79
Forfeited	63,000	13.47	59,500	13.67	53,500	14.07

Outstanding, end of year	887,270	$11.76	954,020	$11.57	1,447,399	$10.68

Exercisable at end of year	864,020	$11.83	926,520	$11.59	1,096,774	$10.91

The weighted-average fair value of options granted during the year was $6.75 in 2005, ($4.02 in 2004 and $2.52 in 2003). Exercise prices for options outstanding, weighted-average remaining life and weighted-average exercise price by ranges of exercise prices at December 31, 2005 are:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price

$ 5.06 - $ 6.94	221,020	3.9 Years	$6.15
7.26 - 11.75	157,000	4.7 Years	8.81
12.70 - 19.44	509,250	5.1 Years	15.11

$ 5.06 - $19.44	887,270	4.7 Years	$11.75

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

12. Stock Ownership Plans (continued)

The number of vested options and weighted-average exercise price by ranges of exercise prices at December 31, 2005 are:

Range of Exercise Prices	Vested Options	Weighted Average Exercise Price
$ 5.06 - $ 6.94	221,020	$6.15
7.26 - 11.75	137,500	8.90
12.70 - 19.44	505,500	15.11

$ 5.06 - $19.44	864,020	$11.83

In March 2002, certain officers of the Company borrowed a total of $1,307 under the Employee Stock Purchase Program, which permitted selected executives and officers (exclusive of the Chief Executive Officer) to borrow from the Company up to 100 percent of the funds required to exercise vested stock options. The loans are full recourse, non-interest bearing for a period of up to five years and are collateralized by the related stock. The difference of $434 between the discounted value of the loans and the fair market value of the stock on the date of exercise, and $119 representing the difference between the exercise price of certain options and the fair market value of the stock was recorded as compensation expense at the date of exercise. The notes were recorded at the discounted value, and the discount is amortized as interest income over the periods the notes are outstanding. The net loans receivable are presented as a reduction of stockholders’ equity. The maximum loan amount any one officer may have outstanding under the Employee Stock Purchase Program is $250. In accordance with The Sarbanes-Oxley Act of 2002, the Company in the future will no longer make loans to executive officers of the Company.

During 2005 and 2004, the Company granted 175,000 and 183,000 shares, respectively, of restricted stock, and restricted stock rights for 168,000 and 43,500 shares, respectively, to certain employees. Deferred compensation of $3,831 and $2,321 was recorded for the restricted stock for 2005 and 2004, respectively, and is amortized over the four year vesting period. Compensation expense of $2,558 and $606 was recognized in 2005 and 2004, respectively, for amortization of the deferred compensation and accrual of compensation related to the restricted stock rights. At December 31, 2005, there were 275,000 shares of restricted stock and 162,625 of restricted stock rights outstanding, of which 41,666 had vested at December 31, 2005.

13. Income (Loss) Per Share

Basic and diluted income (loss) per share are computed as follows:

	Year Ended December 31,
	2005	2004	2003
Net income (loss) applicable to common shares	$(38,780)	$(20,815)	$(10,917)

Weighted average number of common shares outstanding for basic income per share	21,258,211	20,922,002	20,662,305
Weighted average number of dilutive potential common shares outstanding	—	—	—

Weighted average number of common shares outstanding for diluted income per share	21,258,211	20,922,002	20,662,305

Income (loss) per common share:
Basic	$(1.82)	$(.99)	$(.53)

Diluted	$(1.82)	$(.99)	$(.53)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

13. Income (Loss) Per Share (continued)

The Company incurred net losses for the years ended December 31, 2005, 2004 and 2003 and has therefore excluded the securities listed below from the computation of diluted income (loss) per share as the effect would be anti-dilutive:

	Year Ended December 31,
	2005	2004	2003
2.75% Convertible Senior Notes	3,595,277	3,595,277	—
6.5% Senior Convertible Notes	3,702,439	—	—
Stock options	887,270	954,020	1,444,066
Restricted stock	275,000	166,000	—

	8,459,986	4,715,297	1,444,066

In accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the 7,297,716 shares issuable upon conversion of the convertible notes will be included in diluted income (loss) per share if those securities are dilutive, regardless of whether the market trigger prices of $23.36 and $17.56, respectively, have been met. In the first quarter of 2006 an additional $19,500 of the 6.5% Notes were sold, adding 1,110,732 additional shares issuable upon conversion.

14. Segment Information

The Company’s segments are strategic business units that are managed separately as each segment has different operational requirements and marketing strategies. Management believes, due to the composition of current work and potential work opportunities, and the nuances of the geographic markets the Company serves, that the organization should be viewed on a geographic basis. Consequently, the businesses have been restructured and we are reporting on the basis of two operating segments: International and United States & Canada. The International segment consists of all construction, engineering and facilities development operations in countries other than the United States and Canada. Currently such operations are in Africa, the Middle East, and South America. The United States & Canada segment consists of all construction, engineering and facilities development operations in the United States and Canada. The Company’s corporate operations include the general and administrative and financing functions of the organization. The costs of these functions are allocated between the two operating segments. The Company’s corporate operations also include various other assets that are allocated between the two operating segments. Inter-segment revenue and revenue between geographic areas are not material.

The tables below reflect the Company’s business segments as of and for the years ended December 31, 2005, 2004, and 2003:

	Year Ended December 31, 2005
	Total	International	United States & Canada
Revenue	$706,522	$412,761	$293,761
Operating expense:
Contract costs	624,556	362,327	262,229
Depreciation and amortization	21,586	11,575	10,011
General and administrative	75,430	54,920	20,510
Other operating costs	1,084	1,084	—

	722,656	429,906	292,750

Operating income (loss)	$(16,134)	$(17,145)	$1,011

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

14. Segment Information (continued)

	Year Ended December 31, 2004
	Total	International	United States & Canada
Revenue	$483,318	$290,524	$192,794
Operating expense:
Contract costs	417,671	249,660	168,011
Depreciation and amortization	16,747	9,135	7,612
General and administrative	46,614	22,600	24,014
Other operating costs	3,571	3,571	—

	484,603	284,966	199,637

Operating income (loss)	$(1,285)	$5,558	$(6,843)

	Year Ended December 31, 2003
	Total	International	United States & Canada
Revenue	$416,573	$262,241	$154,332
Operating expense:
Contract costs	374,442	223,672	150,770
Depreciation and amortization	15,570	8,727	6,843
General and administrative	36,300	16,321	19,979
Other operating costs	2,314	2,314	—

	428,626	251,034	177,592

Operating income (loss)	$(12,053)	$11,207	$(23,260)

Capital expenditures by segment are presented below:

	Year Ended December 31,
	2005	2004	2003
International	$17,767	$19,185	$10,093
United States and Canada	21,121	19,294	23,891

Total	$38,888	$38,479	$33,984

Total assets by segment are presented below:

	December 31,
	2005	2004
International	$261,727	$225,262
United States & Canada	237,254	191,848

Total consolidated assets	$498,981	$417,110

Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

14. Segment Information (continued)

Customers representing more than 10 percent of total contract revenue are as follows:

	Year Ended December 31,
	2005	2004	2003
Customer A	32%	21%	14%
Customer B	11	—	—
Customer C	—	11	—
Customer D	—	—	16

	43%	32%	30%

Information about the Company’s operations in its work countries is shown below:

	Year Ended December 31,
	2005	2004	2003
Contract revenue:
United States (1)	$239,007	$159,270	$130,155
Nigeria	237,897	121,774	53,252
Offshore West Africa	148,827	49,784	62,988
Canada	54,754	33,524	24,177
Oman	25,292	36,846	40,885
Venezuela	566	17,750	29,312
Ecuador	179	3,222	—
Iraq	—	54,029	10,057
Bolivia	—	6,368	3,943
Cameroon	—	336	61,605
Australia	—	415	—
Dominican Republic	—	—	199

	$706,522	$483,318	$416,573

(1)	Net of inter-country revenue of $39,937 in 2005, $11,845 in 2004, and $9,009 in 2003.

	December 31,
	2005	2004	2003
Long-lived assets:
Nigeria	$40,838	$31,824	$20,129
United States	29,956	49,521	41,359
Canada	20,567	6,554	4,289
Offshore West Africa	11,362	12,281	11,038
Venezuela	4,354	4,835	5,450
Oman	4,040	4,214	4,705
Bolivia	1,011	1,703	2,806
Cameroon	—	—	3,089
Other	4,132	5,711	2,035

	$116,260	$116,643	$94,900

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

15. Contingencies, Commitments and Other Circumstances

On January 6, 2005, J. Kenneth Tillery, then President of Willbros International, Inc. (“WII”), who was principally responsible for international operations, including Bolivian operations, resigned from the Company. Following Mr. Tillery’s resignation, the Audit Committee, working with independent outside legal counsel and forensic accountants retained by such legal counsel, commenced an independent investigation into the circumstances surrounding the Bolivian tax assessment and the actions of Mr. Tillery in other international locations. The Audit Committee’s investigation identified payments that were made by or at the direction of Mr. Tillery in Bolivia, Nigeria and Ecuador which may have been violations of the United States Foreign Corrupt Practices Act (“FCPA”) and other United States laws. The investigation also revealed that Mr. Tillery authorized numerous transactions between Company subsidiaries and entities in which he apparently held an ownership interest or exercised significant control. See Note 17 below. In addition, the Company has learned that certain acts carried out by Mr. Tillery and others acting under his direction with respect to a bid for work in Sudan may constitute facilitation efforts prohibited by U.S. law, a violation of U.S. trade sanctions and the unauthorized export of technical information.

The United States Securities and Exchange Commission (“SEC”) is currently conducting an investigation into whether the Company and others may have violated various provisions of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). The United States Department of Justice (“DOJ”) is currently conducting an investigation concerning possible violations of the FCPA and other applicable laws. In addition, the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”) is commencing an investigation of the potentially improper facilitation and export activities.

The Company is cooperating fully with all of these investigations If the Company or one of its subsidiaries is found to have violated the FCPA, that entity could be subject to civil penalties of up to $650 per violation and criminal penalties of up to the greater of $2,000 per violation or twice the gross pecuniary gain resulting from the improper conduct. If the Company or one of its subsidiaries is found to have violated trade sanctions or U.S. export restrictions, that entity could be subject to civil penalties of up to $11 per violation and criminal penalties of up to $250 per violation. The Company and its subsidiaries could also be barred from participating in future U.S. government contracts and from participating in certain U.S. export transactions. There may be other penalties that could apply under other U.S. laws or the laws of foreign jurisdictions. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company’s exposure to civil or criminal fines or penalties, or other regulatory action which could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s ability to obtain and retain business and to collect outstanding receivables in current or future operating locations, including Nigeria, could be negatively affected.

On May 18, 2005 a securities class-action lawsuit, captioned Legion Partners, LLP v. Willbros Group, Inc. et al., was filed in the United States District Court for the Southern District of Texas against the Company and certain of its present and former officers and directors. Thereafter, three nearly identical lawsuits were filed. Plaintiffs purport to represent a class composed of all persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive. These complaints generally allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act and allege, among other things, that defendants made false or misleading statements of material fact about the Company’s financial statements. The plaintiffs seek unspecified monetary damages and other relief. On October 17, 2005, the Court ordered these actions consolidated and appointed ADAR Investments, LLC as Lead Plaintiff and Bernstein Liebhard & Lifshitz of New York as Lead Plaintiff’s counsel. As ordered by the Court, the plaintiff filed a consolidated amended complaint on January 9, 2006. The Consolidated Amended Complaint alleges that WGI and certain of its present and former officers and directors, including Michael Curran, Warren Williams, and J. Kenneth Tillery, violated the Securities Exchange Act of 1934 through a series of false and misleading statements and a “scheme to defraud.” The alleged misrepresentations and scheme to defraud relate to the activities of Mr. Tillery in Nigeria and Bolivia, certain alleged accounting errors, the restatement of past finance results, and alleged Foreign Corrupt Practices Act violations. The

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

15. Contingencies, Commitments and Other Circumstances (continued)

plaintiffs seek to recover damages on behalf of all purchasers of WGI common stock during the purported class period. The complaint seeks unspecified monetary damages and other relief. WGI filed a motion to dismiss the complaint on March 9, 2006, and briefing on that motion was completed on June 14, 2006. The Court has not indicated whether it will hear oral argument on the motion and/or when it will decide the motion. While the outcome of such lawsuits cannot be predicted with certainty, the Company believes that it has meritorious defenses and is defending itself vigorously.

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

In connection with the Company’s 10 percent interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10 percent of the joint venture’s outstanding borrowings with two banks. The guarantee reduces as borrowings are repaid. As of December 31, 2005, the maximum amount of future payments the Company could be required to make under this guarantee is approximately $2,106.

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company’s customers may require the Company to provide letters of credit or insurance bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

15. Contingencies, Commitments and Other Circumstances (continued)

contracts. At December 31, 2005, the Company had approximately $121,438 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of December 31, 2005, related to these commitments.

During the first quarter of 2005, the Company entered into a capital lease agreement for a 90,000 square foot building on 10 acres of land in Edmonton, Alberta with an option to purchase the building for a total of $6,514 (C$8,000). The Company purchased the building in December 2005 for a lump sum payment of approximately $6,250 (C$7,250). At December 31, 2005, approximately $4,443 (C$5,154) of costs have been incurred for equipping and preparing the building for use. The Company began depreciating the building and other components of the facility when operations commenced in September 2005.

In 2004 and 2003, the Company incurred contract costs totaling $8,260 related to repairs of pipelines under two construction projects. The Company believes the recovery of certain of these costs from insurance or other parties is probable. At December 31, 2005 and 2004, other assets include anticipated recoveries from insurance or third parties of $4,656 and $4,445, respectively. Actual recoveries may vary from these estimates.

In connection with the private placement of the 6.5% Notes (see Note 7) on December 23, 2005, the Company entered into a Registration Rights Agreement with the Purchasers. The Registration Rights Agreement requires the Company to file a registration statement with respect to the resale of the shares of the Company’s common stock issuable upon conversion of the 6.5% Notes no later than June 30, 2006 and to use its best efforts to cause such registration statement to be declared effective no later than December 31, 2006. In the event the Company is unable to satisfy its obligations under the Registration Rights Agreement, the Company will owe additional interest to the holders of the 6.5% Notes at a rate per annum equal to .5% of the principal amount of the 6.5% Notes for the first 90 days and 1.0% per annum from and after the 91st day following such event.

In addition to the matters discussed above, the Company is a party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position.

The Company has certain operating leases for office and camp facilities. Rental expense, excluding daily rentals and reimbursable rentals under cost plus contracts, was $3,177 in 2005, $3,181 in 2004, and $2,127 in 2003. Minimum lease commitments under operating leases as of December 31, 2005, totaled $12,330 and are payable as follows: 2006, $8,502; 2007, $2,630; 2008, $634; 2009, $174; 2010, $86 and later years, $304.

16. Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004 is presented below. The total of the quarterly income (loss) per share amounts may not equal the per share amounts for the full year due to the manner in which earnings (loss) per share is calculated.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

16. Quarterly Financial Data (Unaudited) (continued)

Year 2005 Quarter Ended	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Total 2005
Contract revenue	$131,602	$164,196	$158,847	$251,877	$706,522
Operating expenses	138,294	168,249	172,211	243,902	722,656

Operating income (loss)	(6,692)	(4,053)	(13,364)	7,975	(16,134)
Other income (expense)	(442)	(384)	(1,871)	(1,641)	(4,338)

Income (loss) before income taxes	(7,134)	(4,437)	(15,235)	6,334	(20,472)
Provision (benefit) for income taxes	2,764	5,482	2,318	7,744	18,308

Net income (loss)	$(9,898)	$(9,919)	$(17,553)	$(1,410)	$(38,780)

Income (loss) per share:
Basic	$(0.47)	$(0.47)	$(0.83)	$(0.07)	$(1.82)

Diluted	$(0.47)	$(0.47)	$(0.83)	$(0.07)	$(1.82)

Year 2004 Quarter Ended	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Total 2004
Contract revenue	$101,647	$116,204	$117,933	$147,534	$483,318
Operating expenses	101,618	114,167	123,971	144,847	484,603

Operating income (loss)	29	2,037	(6,038)	2,687	(1,285)
Other income (expense)	(71)	(728)	(1,181)	(7,486)	(9,466)

Income (loss) before income taxes	(42)	1,309	(7,219)	(4,799)	(10,751)
Provision (benefit) for income taxes	125	2,911	2,785	4,243	10,064

Net income (loss)	$(167)	$(1,602)	$(10,004)	$(9,042)	$(20,815)

Income (loss) per share:
Basic	$(.01)	$(.08)	$(.48)	$(.43)	$(.99)

Diluted	$(.01)	$(.08)	$(.48)	$(.43)	$(.99)

Additional Notes:

(a)	Included in contract revenue, operating income, and net income in the fourth quarter of 2005 are the following:

•	Increased revenue of $60,837 in North America, adding $4,920 in contract income.

•	Increased revenue of $43,506 in International, adding $6,780 in contract income.

•	Increased G&A expense of $6,156 due to increased activity and continuing costs of the investigation.

•	Increased income tax expense of $3,501 due to the higher levels of activity.

(b)	Included in the fourth quarter of 2004 are the following adjustments related to the restatement corrections.

•	Write-down of accrued liabilities and trade payables totaling approximately $3,845 associated with invalid related party “consulting” agreements, primarily in Nigeria. The majority of these liabilities were related to fourth quarter of 2004 activity; however, $2,122 of the accrued liabilities were originated in prior periods. Offsetting reductions were made to contract costs. The former President of WII entered into or arranged for subordinates to enter into these “consulting” agreements with companies in which the former President of WII had an economic interest or exerted significant influence.

•	Recognition of $6,662 of bad debt expense related to the collectability of receivables on several Nigeria projects previously managed by the former President of WII and other subordinates who are no longer with the Company. The new International management completed their assessment of the collectability of these receivables, including direct communications with clients on these matters, and concluded that contrary to the information provided by the previous WII management team, an increase to the allowance for doubtful accounts was appropriate.

•	Reduced contract revenue of $3,847 resulting from a downward adjustment to previously overstated contract margin estimates on several significant Nigeria contracts.

•	Reserve of $1,400 for inventory obsolescence on parts inventory in Nigeria.

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

17. Related Party Transactions

During the past several years, certain of the Company’s subsidiaries have entered into commercial agreements with companies in which the former President of Willbros International, Inc., J. Kenneth Tillery, apparently had an ownership interest. These ownership interests had not been previously disclosed to the Company. Those companies included Arbastro Trading Ltd., Windfall Energy Services, Oco Industrial Services, Ltd., Hydrodive Offshore Services International, Inc., Hydrodive Nigeria, Ltd., and Hydrodive International, Ltd. All are companies that chartered or sold marine vessels to the Company’s subsidiaries. Hydrodive Offshore Services International, Inc. and Hydrodive International, Ltd. have also provided diving services to the Company’s subsidiaries. Payment terms for these vendors range from due on receipt to net 30 days. The settlement method is cash.

Mr. Tillery also appears to have exercised significant influence over the activities of Symoil Petroleum Ltd and Fusion Petroleum Services Ltd., which provided consulting services for projects in Nigeria, and Kaplan and Associates, which provided consulting services for projects in Bolivia and certain other foreign locations.

Mr. Tillery resigned his position with the Company on January 6, 2005 and accordingly none of the companies identified above are considered related parties as of that date.

Payments made to companies where Mr. Tillery appears to have an undisclosed ownership interest, varying from 13 percent to 40 percent, or over which he appears to have exercised significant influence in the three-year period ended December 31, 2005 totaling $24,587 were recorded as contract cost on Nigerian and Bolivian projects or as other operating costs in the Consolidated Financial Statements and are detailed below.

	Year Ended December 31,
	2005	2004	2003	Total
Fusion Petroleum Services Ltd.	$—	$871	$—	$871
Hydrodive Offshore Services International, Inc.	—	—	2,682	2,682
Hydrodive International, Ltd.	5,599	5,705	3,431	14,735
Hydrodive Nigeria Ltd.	44	210	112	366
Kaplan and Associates	—	524	617	1,141
Oco Industrial Services Ltd.	51	63	287	401
Windfall Energy Services Ltd.	1,519	922	285	2,726
Symoil Petroleum Ltd.	—	1,121	544	1,665

Total	$7,213	$9,416	$7,958	$24,587

Outstanding amounts owed to related parties in which Mr. Tillery appears to have had an undisclosed ownership interest or over which he appears to have exercised significant influence and which are included in accounts payable and accrued liabilities are as follows:

	December 31,
	2005	2004
Hydrodive International, Ltd.	$—	$1,846
Windfall Energy Services Ltd.	—	300
Oco Industrial Services Ltd.	9	—
Hydrodive Nigeria, Ltd.	(5)	5

Total	$4	$2,151

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

17. Related Party Transactions (continued)

In addition, it appears that Mr. Tillery had an equity interest in Addax Petroleum of Nigeria (“Addax”) during an unknown period prior to April of 2003. During this period subsidiaries of the Company were paid for various services which they performed for Addax. During the first three months of 2003, the Company recognized revenue from Addax of $311. Subsequent to March 2003, Mr. Tillery purportedly sold his equity interest in Addax. The subsidiaries of the Company continued to perform services for Addax and/or its successor company (“New Addax”). During 2005, 2004 and the last nine months of 2003, the Company recorded revenue of $1,866, $21,404, and $5,465, respectively, for services provided to New Addax. The Addax and New Addax revenue accounted for less than five percent of the Company’s consolidated revenue in 2005, 2004 and 2003. The Company had outstanding accounts receivable from New Addax and contract cost and recognized income not yet billed to New Addax of $9,845 at December 31, 2004. In 2005, the Company entered into a global settlement with New Addax for outstanding receivables, change orders, and claims for $10,000. The settlement was recovered in full in May 2005.

18. Subsequent Events

Sale of Opal Gas Processing Plant and Operations

On January 12, 2006, the Company entered into a Purchase Agreement and Release (the “Purchase Agreement”) with Williams Field Services Company (“Williams”), a wholly owned subsidiary of The Williams Companies, Inc. (“TWC”), pursuant to which the Company sold to Williams, effective at 12:01 a.m. Central Standard Time on January 1, 2006, all of its membership interests in Opal TXP-4 Company, LLC, a wholly owned subsidiary of the company (the “LLC”). The LLC owns a gas processing plant known as the TXP-4 Plant (the “TXP-4 Plant”) at Opal in Lincoln County, Wyoming, in addition to certain facilities, equipment and supplies related to the TXP-4 Plant. Concurrently with the sale of the membership interests, the Company and Williams agreed to resolve certain issues and disputes in connection with the operation of the TXP-4 Plant. The Company received cash payments of $27,944 for conveyance of the LLC, $4,044 for reimbursement of expenditures made by the Company at the TXP-4 Plant and the related Jonah dehydration facility (the “Jonah Dehy”), and $423 in funds which had been held by Williams as retainage under a separate agreement relating to the Jonah Dehy. The after tax gain on the sale of the TXP-4 Plant recognized in the first quarter of 2006 is estimated to be $1,714.

In addition to the cash payments described above, Williams agreed to pay the Company a portion of any recovery that Williams may obtain in the future from third parties which is based on damages, loss or injury related to the TXP-4 Plant or the Jonah Dehy, up to $3,400 in total additional payments to the Company.

The pro forma consolidated financial position and results of operations as of and for the year ended December 31, 2005, are derived from the consolidated financial statements contained in this Form 10-K.

The following pro forma consolidated statement of operations for the year ended December 31, 2005 has been prepared assuming the disposition of the TXP-4 Plant was consummated at the beginning of the fiscal year with proceeds used to reduce any outstanding borrowings under the 2004 Credit Facility and for general corporate purposes. The following pro forma consolidated balance sheet at December 31, 2005 has been prepared assuming the disposition of the TXP-4 Plant was consummated on December 31, 2005, with the proceeds shown as cash to be used for working capital and capital expenditure requirements.

The pro forma adjustments are based on available information and certain assumptions that are believed reasonable. The pro forma consolidated financial statements do not purport to represent what the financial position or results of operations of the Company actually would have been had such transactions in fact occurred on the dates indicated or to project the Company’s financial position or results of operations for any future date or period. The pro forma consolidated statement of operations for the year ended December 31, 2005 is as follows:

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Subsequent Events (continued)

	2005 As Reported	Adjustments		2005 Pro Forma
Contract revenue	$706,522	$(24,755	)(a)	$681,767
Operating expenses:
Contract	624,556	(19,758	)(a)	604,798
Depreciation and amortization	21,586	(1,038	)(a)	20,548
General and administrative	75,430	—		75,430
Other operating costs	1,084	—		1,084

	722,656	(20,796)		701,860

Operating loss	(16,134)	(3,959)		(20,093)
Other income (expense):
Interest - net	(3,856)	—		(3,856)
Other - net	(482)	—		(482)

	(4,338)	—		(4,338)

Loss before income taxes	(20,472)	(3,959)		(24,431)
Provision for income taxes	18,308	(1,346	)(b)	16,962

Net loss	$(38,780)	$(2,613)		$(41,393)

Loss per common share:
Basic	$(1.82)	$(.13)		$(1.95)

Diluted	$(1.82)	$(.13)		$(1.95)

Weighted average number of common shares outstanding:
Basic	21,258,211	—		21,258,211

Diluted	21,258,211	—		21,258,211

The following pro forma adjustments have been made to the consolidated statement of operations:

(a)	The pro forma revenue and expenses have been adjusted to reflect the deletion of the Company’s TXP-4 Plant operations from the revenue and expenses as previously reported for the year ended December 31, 2005.
(b)	The pro forma income tax expense has been adjusted to delete the historical income tax expense related to the TXP-4 Plant operations. This adjustment was a reduction in the tax provision of $1,346 for the year ended December 31, 2005.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Subsequent Events (continued)

The pro forma consolidated balance sheet at December 31, 2005 is as follows:

	As Reported	Adjustments		Pro Forma
ASSETS

Current assets:
Cash and cash equivalents	$65,581	$27,453	(a)	$93,034
Accounts receivable, net	177,653	—		177,653
Contract cost and recognized income not yet billed	44,011	—		44,011
Prepaid expenses	26,619	(1,616	)(b)	25,003
Parts and supplies inventories	19,490	—		19,490

Total current assets	333,354	25,837		359,191
Deferred tax assets	4,940	1,187	(b)	6,127
Property, plant and equipment, net	116,260	—		116,260
Asset held for sale	23,049	(23,049	)(c)	—
Investments in joint ventures	3,997	—		3,997
Goodwill	6,687	—		6,687
Other assets	10,694	—		10,694

Total assets	$498,981	$3,975		$502,956

	As Reported	Adjustments		Pro Forma
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$2,680	$—		$2,680
Accounts payable and accrued liabilities	184,292	3,141	(d)	187,433
Contract billings in excess of cost and recognized income	23,997	—		23,997
Accrued income taxes	5,672	—		5,672

Total current liabilities	216,641	3,141		219,782
2.75% Convertible senior notes	70,000	—		70,000
6.5% Senior convertible notes	65,000	—		65,000
Long-term debt	340	—		340
Other liabilities	1,766	(880	)(e)	886

Total liabilities	353,747	2,261		356,008
Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—		—
Common stock, par value $.05 per share, 35,000,000 shares authorized; 21,649,475 shares issued at December 31, 2005	1,082	—		1,082
Capital in excess of par value	161,596	—		161,596
Retained earnings (deficit)	(15,166)	1,714	(f)	(13,452)
Treasury stock at cost, 93,613 shares	(1,163)	—		(1,163)
Deferred compensation	(3,720)	—		(3,720)
Notes receivable for stock purchases	(231)	—		(231)
Accumulated other comprehensive income	2,836	—		2,836

Total stockholders’ equity	145,234	1,714		146,948

Total liabilities and stockholders’ equity	$498,981	$3,975		$502,956

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Subsequent Events (continued)

The following pro forma adjustments have been made to the consolidated balance sheet:

(a)	The pro forma cash balance has been increased by $27,453 for the estimated net proceeds received by the Company for the sale of the TXP-4 Plant. This amount consists of the following:

Selling price	$27,944
Less estimated cash transaction costs	(491)

Net proceeds	$27,453

(b)	The pro forma balance for prepaid expenses was reduced and the pro forma balance for deferred tax assets was increased to recognize changes in these accounts due to the tax effects of the sale.
(c)	The pro forma balance for asset held for sale has been reduced to reflect the sale of the TXP-4 Plant.
(d)	The pro forma balance for accounts payable and accrued liabilities was increased to reflect a liability for the buy-out of the operating lease of a Solar gas turbine set included in the sale of the TXP-4 Plant.
(e)	The pro forma balance for other liabilities has been reduced to reflect the write-off of the asset retirement obligation associated with the TXP-4 Plant.
(f)	The pro forma retained earnings (deficit) balance has been increased to reflect the Company’s estimated net gain and other income and expenses related to the sale of the TXP-4 Plant. The adjustment consists of the following:

Net proceeds	$27,453
Reduction of asset held for sale	(23,049)
Cost of gas turbine set included in sale	(3,141)
Reduction of prepaid expenses	(1,616)
Increase in deferred tax assets	1,187
Deletion of asset retirement obligation	880

$1,714

Hostage Incident in Nigeria

On February 18, 2006, the Willbros 318 combination derrick/lay barge, working in the Forcados River in Nigeria, was attacked by militants allegedly affiliated with a group calling itself MEND. Nine personnel were taken hostage. As a result of the heightened security risk in the Niger Delta, three projects in the area were interrupted and security protocols for all the Company’s work in Nigeria were reviewed and are being adjusted to meet this escalating threat. On March 1, 2006, six hostages were released unharmed and repatriated to their home countries. On March 27, the remaining three hostages were released unharmed and were likewise repatriated to their home countries. Negotiations for release of these hostages were, in large measure, the result of an extensive dialogue between Nigerian federal and state government representatives and representatives of MEND. Willbros paid no ransom for release of the hostages.

The Willbros 318 remains anchored in the Forcados River. The Company has had to cease work on certain projects in Niger Delta region of Nigeria as a result of the militant activities in the area. Other projects outside of the Niger Delta have also been negatively impacted by these militant activities. We are currently in discussions with our clients in Nigeria to address the changed working environment from both a security and commercial perspective. These discussions are still ongoing. Accordingly, we cannot estimate at this time the effect these escalating hostilities will have on our current or future project activities in Nigeria. However, to date these events have had a negative impact on our revenue, operating results and cash flow, and it is likely this negative impact will continue in the near term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 10, 2005, we were notified by KPMG LLP (“KPMG”), our independent auditors, that, effective upon the completion of the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, and the issuance of their report thereon, and the filing of the Company’s Form 10-K and Form 10-Q’s for the three-month period ended March 31, 2005 and the six-month period June 30, 2005, it was resigning as the Company’s independent auditors.

In connection with the audits of the Company’s consolidated financial statements of the last two fiscal years and the subsequent period through November 10, 2005, there were no disagreements with KPMG on any matter of accounting principles or practices, financial, statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such period. See the Company’s Form 8-K filed November 17, 2005 announcing the resignation of our independent auditors.

On February 8, 2006, the Audit Committee of the Board of Directors of the Company engaged GLO CPAs, LLP as the Company’s independent auditors for the year ending December 31, 2005, to perform procedures related to the financial statements included in the Company’s quarterly reports on Form 10-Q, beginning with the quarter ended September 30, 2005.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

An evaluation was performed under the supervision and with the participation of the Company’s management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation and the material weakness in internal control over financial reporting described in (b) below, our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is properly recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States, as well as to safeguard assets from unauthorized use or disposition.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company made an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and concluding on this evaluation. Based on this evaluation and the identification of the material weaknesses discussed below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005.

Company-Level Controls: As we finalized the preparation of the 2005 financial statements, we determined that a material weakness in our internal control over financial reporting exists related to the Company’s financial statement close process. This material weakness resulted in delays in our ability to timely close our books and records during 2005. Such delays in closing the books and records are at least in part a contributing factor to the delays we have experienced in filing our quarterly and annual financial statements with the SEC. This material weakness resulted primarily from insufficient staffing of qualified accounting personnel.

We believe this material weakness is due to a unique combination of factors including: a larger than normal turnover of international and corporate accounting personnel; a significant increase in the workload of the accounting staff as they supported the Audit Committee’s independent investigation as well as the investigations of the SEC and the DOJ; and a substantial increase in the volume of accounting transactions associated with the 46 percent annual increase in the Company’s revenue.

Construction Contract Management: A material weakness exists related to controls over the project reporting used in the accounting process. On certain of our Nigerian projects, cost estimates were not updated to reflect current information and insufficient measures were taken to independently verify uniform and reliable cost estimates. This material weakness can affect project related accounts, and it specifically resulted in adjustments to revenue and cost of sales on certain contracts during the preparation of our preliminary financial statements.

Because of the material weaknesses described above, management concluded that as of December 31, 2005, the Company did not maintain effective internal control over financial reporting based upon the criteria described above.

GLO CPAs LLC, an independent registered accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting. GLO CPAs LLC issued an audit report thereon, which is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

We undertook significant efforts in fiscal 2005 to improve our internal control over financial reporting. We committed considerable resources to the design, implementation, documentation and testing of our internal controls. Our management believes that these efforts have improved our internal control over financial reporting but were not sufficient to remedy the material weaknesses described above that existed as of December 31, 2005.

(d) Remediation Activities

Company management with oversight from the Audit Committee has devoted substantial effort to the remediation of its material weakness described in (b) above and to making improvements in our internal control over financial reporting. Specifically, subsequent to December 31, 2005, we are actively working to strengthen our accounting and finance team to correct the identified material weakness in our internal controls and our efforts include:

•	The hiring of additional senior accounting personnel at both the business unit level and the corporate administrative offices during the first five months of 2006;

•	The initiation of efforts to develop more standardized and timely project management reporting and management review processes through documentation, training, and retention of personnel;

•	The recruitment of other candidates with the intention of expeditiously filing vacancies in our accounting, finance, and project management teams;

•	The continued review and monitoring of the accounting department structure and organization, both in terms of size and expertise; and

•	The conducting of additional training and increased supervision of accounting personnel.

We believe the implemented and planned changes to our internal control over financial reporting and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Management

The following table sets forth information regarding our directors and executive officers. Officers are elected annually by, and serve at the discretion of, our Board of Directors.

Name	Age	Position(s)
Michael F. Curran	65	Director, Chairman of the Board of Directors and Chief Executive Officer
Robert R. Harl	55	Director, President and Chief Operating Officer
John K. Allcorn	44	Executive Vice President
R. Clay Etheridge	51	President of Willbros International, Inc.
John T. Dalton	55	Senior Vice President and General Counsel
Warren L. Williams	50	Senior Vice President, Chief Financial Officer and Treasurer
S. Fred Isaacs	68	Director
Peter A. Leidel	50	Director
Rodney B. Mitchell	70	Director
James B. Taylor, Jr.	68	Director
S. Miller Williams	54	Director

Michael F. Curran joined Willbros in March 2000 as a Director, Vice Chairman of the Board of Directors, President and Chief Operating Officer. Mr. Curran was named Chief Executive Officer in May 2002 and was elected Chairman of the Board of Directors in March 2004. He served from 1972 to March 2000 as Chairman and Chief Executive Officer of Michael Curran & Associates, a mainline pipeline constructor in North America and West Africa, prior to joining Willbros. Mr. Curran has over 43 years of diversified experience in pipeline construction around the world, including 34 years as President and Chief Executive Officer of various domestic and international pipeline construction firms. Mr. Curran also served as President of the Pipe Line Contractors Association. In January 2006, Mr. Curran, in order to commence a plan to transition Robert R. Harl to succeed him as the Chief Executive Officer of the Company, transferred his responsibilities as President and Chief Operating Officer to Mr. Harl.

Robert R. Harl was elected to the Board of Directors and as President and Chief Operating Officer of the Company in January 2006. Mr. Harl has over 30 years experience working with Kellogg Brown & Root (“KBR”), a global engineering, construction and services company, and its subsidiaries in a variety of officer capacities, serving as President of several of the KBR business units. Mr. Harl’s experience includes executive management responsibilities for units serving both upstream and downstream oil and gas sectors as well as power, government and infrastructure sectors. He was President and Chief Executive Officer of KBR from March 2001 until July 2004 when he was appointed Chairman, a position he held until January 2005. KBR filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 2003 in order to discharge certain asbestos and silica personal injury claims. The order confirming KBR’s plan of reorganization became final in December 2004, and the plan of reorganization became effective in January 2005. Mr. Harl was engaged as a consultant to the Company from August 2005 until he became an executive officer and director of the Company in January 2006.

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

R. Clay Etheridge joined Willbros in December 2003 as an industry consultant and was named Senior Vice President of Willbros International, Inc. in September 2004. Mr. Etheridge was promoted to President of Willbros International Inc. in January 2005. He was employed at Horizon Offshore Contractors, Inc., a marine construction services firm, from 1999 to 2003 as Executive Vice President and Chief Operating Officer. Mr. Etheridge served as Vice President-International at Global Industries, Ltd., an offshore construction services company, from 1997 to 1999. Mr. Etheridge has over 25 years of experience in domestic and international construction.

John T. Dalton joined Willbros in November 2002 and was elected Senior Vice President and General Counsel of Willbros Group, Inc. From 1993 to November 2002, Mr. Dalton served as outside counsel to the Company advising on contracts. Between 1980 and 1993, Mr. Dalton was employed by Occidental Petroleum Corporation (“Occidental”) where he served as an officer and chief legal counsel to various business units in Occidental’s oil and gas division, both domestically and in Colombia, Pakistan and the United Kingdom. Before entering private practice in 1993, Mr. Dalton’s last position with Occidental was Vice President and General Counsel of Island Creek Corporation in Lexington, Kentucky.

Warren L. Williams joined Willbros in July 2000 as Vice President, Finance and Accounting, for Willbros USA, Inc. In 2001, he was elected Vice President, Chief Financial Officer and Treasurer of Willbros, and in 2002, he was elected Senior Vice President of Willbros. Prior to joining Willbros, Mr. Williams was employed at TransCoastal Marine Services, Inc. (“TransCoastal”), a marine construction company, from April 1998 to July 2000. Mr. Williams served as Vice President during the entire period of his employment at TransCoastal and was named Chief Financial Officer in early 2000. Mr. Williams worked as an independent financial consultant from 1994 to April 1998. Prior to 1994, Mr. Williams worked at the public accounting firm of Ernst & Young, the last four years as a partner.

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

James B. Taylor, Jr. was elected to the Board of Directors in February 1999. Mr. Taylor co-founded Solana Petroleum Corp., a Canadian-based public oil and gas exploration and production company in 1997, and served as Chairman of its Board of Directors until December 2000. From 1996 to 1998, he was a Director and consultant for Arakis Energy, a Canadian public company with operations in North America and the Middle East. Prior to that time, he served for 28 years for Occidental Petroleum Corporation in various worldwide exploration and operations management positions before retiring in 1996 as Executive Vice President.

Rodney B. Mitchell was elected to the Board of Directors in July 2001. Mr. Mitchell has over 31 years of experience in the investment management business. He is President and Chief Executive Officer of The Mitchell Group, Inc., an investment advisory firm he founded in 1989. Previously, Mr. Mitchell was President and Chief Executive Officer of Tallasi Management Company, another investment advisory organization he formed in 1970.

S. Miller Williams was elected to the Board of Directors in May 2004. He was Executive Vice President of Strategic Development of Vartec Telecom, Inc., an international consumer telecommunications services company, from August 2002 until May 2004, and was appointed interim Chief Financial Officer of Vartec in November 2003. Since leaving Vartec, he has primarily been involved in personal investments. From 2000 to August 2003, Mr. Williams was Executive Chairman of the Board of PowerTel, Inc., a public company which provided telecommunications services in Australia. From 1991 to 2002, he served in various executive positions with Williams Communications Group, a subsidiary of The Williams Companies that provided global network and broadband media services, most recently as Senior Vice President-Corporate Development and General Manager-International. He was President and owner of MediaTech, Incorporated, a manufacturer and dealer of computer tape and supplies, from 1987 until the company was sold in 1992.

The Board of Directors is divided into three approximately equal classes. The terms of such classes are staggered so that only one class is elected at the annual meeting of stockholders each year for a three-year term. The term of the current Class I directors (Messrs. Harl, Leidel and Taylor) will expire at the 2006 Annual Meeting of Stockholders. The terms of the current Class II directors (Messrs. Mitchell and Williams) and the current Class III directors (Messrs. Curran and Isaacs) will expire at the annual meetings of stockholders to be held in 2007 and 2008, respectively.

Audit Committee

The Board of Directors has an Audit Committee. During 2005, the Audit Committee was composed of Messrs. Leidel (Chairman), Mitchell, Taylor, and Williams. From January 2005 until March 2006, Mr. Williams served as Co-Chairman. Each of the current members of the Audit Committee qualifies as an “independent” director under the current director independence standards of the New York Stock Exchange. The Board of Directors has determined that it has two audit committee financial experts serving on the Audit Committee and these persons are Messrs. Leidel and Williams. The Audit Committee has a written charter, which is available on the Company’s website at http://www.willbros.com. The Company has in place and circulated a “whistleblower policy” entitled Procedure of the Audit Committee on Reporting and Investigating Complaints with Regard to Possible Accounting Irregularities. The Audit Committee appoints the independent registered public accounting firm who will serve each year as independent auditors of the Company’s financial statements and perform services related to the completion of such audit. The Audit Committee also has the responsibility to (a) review the scope and results of the audit with the independent auditors, (b) review with management and the independent auditors the Company’s interim and year-end financial condition and results of operations, (c) consider the adequacy of the internal accounting, bookkeeping, and other control procedures of the Company, and (d) review and pre-approve any non-audit services and special engagements to be performed by the independent auditors and consider the effect of such performance on the auditors’ independence. The Audit Committee also generally reviews the terms of material transactions and arrangements, if any, between the Company and its directors, officers and affiliates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10 percent of the Company’s Common Stock, to report their initial ownership of the Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange, and to furnish the Company with a copy of each such report. The Securities and Exchange Commission regulations impose specific due dates for such reports, and the Company is required to disclose in this Form 10-K any failure to file by these dates during and with respect to fiscal 2005.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during and with respect to fiscal 2005, all Section 16(a) filing requirements applicable to its officers, directors and more than 10 percent stockholders were complied with.

Code of Conduct

The Board of Directors has adopted both a code of business conduct and ethics for directors, officers and employees and an additional separate code of ethics for the Chief Executive Officer and senior financial officers. This information is available on the Company’s website at http://www.willbros.com under the “Governance” caption on the “Investors” page. The Company intends to satisfy the disclosure requirements, including those of Item 406 of Regulation S-K, regarding certain amendments to, or waivers from, provisions of the Company’s code of business conduct and ethics and code of ethics for the Chief Executive Officer and senior financial officers by posting such information on the Company’s website. Additionally, the Company’s corporate governance guidelines and the charters of the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee of the Board of Directors are also available on the Company’s website. A copy of the codes, governance guidelines and charters will be provided to any stockholder of the Company upon request to: Secretary, Willbros Group, Inc., c/o Willbros USA, Inc., 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to the compensation of the Company’s Chief Executive Officer and each of the Company’s four most highly compensated executive officers other than the Chief Executive Officer, based on salary and bonus earned during fiscal 2005, for services in all capacities to the Company and its subsidiaries during each of the Company’s last three fiscal years.

	Annual Compensation					Long-Term Compensation			All Other Compensation ($)
						Awards		Payout
Name and Principal Position	Year		Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Award(s) ($)(3)	Securities Underlying Options/ SARs (#)(4)	Long-term Incentive Payouts ($)
Michael F. Curran President and Chief Executive Officer	2005 2004 2003		700,000 425,000 425,000	637,500 150,000 -0-	-0- -0- -0-	2,881,250 309,500 -0-	-0- -0- -0-	-0- -0- -0-	12,845 15,000 15,000	(5)

John K. Allcorn Executive Vice President	2005 2004 2003		300,000 275,000 275,000	300,000 62,500 -0-	-0- -0- -0-	547,250 185,700 -0-	-0- -0- -0-	-0- -0- -0-	10,470 10,070 10,070	(5)

John T. Dalton Senior Vice President and General Counsel	2005 2004 2003		375,000 330,000 330,000	375,000 100,000 -0-	-0- -0- -0-	547,250 185,700 -0-	-0- -0- -0-	-0- -0- -0-	11,900 8,000 8,000	(5)

Warren L. Williams Senior Vice President and Chief Financial Officer	2005 2004 2003		350,000 250,000 225,000	350,000 100,000 -0-	-0- -0- -0-	547,250 185,700 -0-	-0- -0- -0-	-0- -0- -0-	11,900 11,500 11,500	(5)

R. Clay Etheridge President of Willbros International, Inc.	2005 2004 2003	(6)	305,000 250,000 83,333	305,000 62,500 -0-	-0- -0- -0-	612,920 171,240 -0-	-0- -0- -0-	-0- -0- -0-	11,900 3,333 -0-	(5)

(1)	Consists of compensation paid as discretionary bonuses, except for Mr. Curran for 2005, which was paid pursuant to his Employment Agreement with the Company. Under the terms of Mr. Curran’s Employment Agreement, payment of $337,500 of his bonus for 2005 is deferred until July 1, 2008.

The bonuses for Messrs. Allcorn, Dalton, Williams and Etheridge for 2005 are payable in three equal installments, with the first being paid in March 2006, the second in March 2007 and the third in March 2008. The second and third installments earn interest at the rate of 10% annually until the date of payment. Payment of the installments is conditioned on the continued employment of the employee on the date the installment is due.

(2)	Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus for any named individual.
(3)	Represents the dollar value of the restricted stock or restricted stock rights award based on the number of shares granted or, in the case of restricted stock rights, underlying the restricted stock rights, and the market value of the Company’s Common Stock on the grant date. All grants of restricted stock or restricted stock rights are made under the Company’s 1996 Stock Plan. During the restricted period, dividends, if any, are paid on all shares of restricted stock at the same rate as dividends, if any, paid to stockholders and no common stock dividend equivalents are paid on restricted stock rights.

During 2005, Mr. Curran received a grant of restricted stock rights for 125,000 shares, which vest in three equal annual installments, commencing on December 31, 2005, with delivery of the shares deferred until July 1, 2008. During 2005, Messrs. Allcorn, Dalton, and Williams each received a grant of restricted stock for 25,000 shares, which vest in four equal annual installments, commencing January 18, 2006. During 2005, Mr. Etheridge received a grant of restricted stock for 28,000 shares, which vest in four equal annual installments, commencing January 18, 2006. Restricted stock awards for prior years shown in the table vest in equal installments over a four-year period from the date of grant.

As of December 31, 2005, the aggregate number of shares of unvested restricted stock and restricted stock rights held by the officers shown in the table and the dollar value of such shares was: Mr. Curran, 148,170 shares ($2,139,574); Mr. Allcorn, 38,776 shares ($559,925); Mr. Dalton, 38,776 shares ($559,925); Mr. Williams, 38,776 shares ($559,925); and Mr. Etheridge, 39,064 shares ($564,084). The dollar values are based on the closing price of the Company’s Common Stock on December 30, 2005, the last trading day of the fiscal year, of $14.44 per share.

(4)	Consists solely of options to acquire shares of Common Stock.
(5)	Consists of Company contributions to the Company’s (a) 401(k) Plan in the amount of $8,400 for each of Messrs. Curran, Allcorn, Dalton, Williams, and Etheridge; (b) Executive Life Plan in the amount of $3,500 for Mr. Curran, $2,070 for Mr. Allcorn, $3,500 for Mr. Dalton, $3,500 for Mr. Williams, and $3,500 for Mr. Etheridge; and (c) estate planning in the amount of $945 for Mr. Curran.
(6)	Mr. Etheridge joined the Company in September 2004 as Senior Vice President of Willbros International, Inc.

Option/SAR Grants in Last Fiscal Year

There were no options granted to the named executive officers of the Company during fiscal 2005. The Company has never granted any stock appreciation rights.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table sets forth certain information with respect to options exercised by the named executive officers of the Company during fiscal 2005, and the number and value of unexercised options held by such executive officers at the end of the fiscal year. The Company has never granted any stock appreciation rights.

Name	Shares Acquired On Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options/SARs at FY – End(#)		Value of Unexercised In-the-Money Options/SAR at FY - End ($)(1)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael F. Curran	-0-	-0-	200,000	-0-	831,500	-0-
John K. Allcorn	-0-	-0-	50,000	-0-	-0-	-0-
John T. Dalton	-0-	-0-	39,500	12,500	269,250	89,750
Warren L. Williams	-0-	-0-	82,150	-0-	116,008	-0-
R. Clay Etheridge	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Market value of the underlying securities at exercise date or fiscal year-end, as the case may be, minus the option exercise price.
(2)	The closing price for the Company’s Common Stock on the New York Stock Exchange on December 30, 2005, the last trading day of the fiscal year, was $14.44.

Employment Agreements, Termination of Employment and Change in Control Arrangements

Except for Messrs. Curran and Harl, none of the above-named executive officers of the Company has an employment agreement.

Employment Agreement for Michael F. Curran

On December 31, 2004, Willbros USA, Inc. (“WUSA”), an indirect wholly owned subsidiary of the Company, entered into an employment agreement (the “Agreement”) with Mr. Curran. The term of the Agreement is three years, commencing on January 1, 2005, and ending on December 31, 2007 (the “Employment Period”). During the Employment Period, Mr. Curran will earn a base salary of $700,000 per year (the “Base Salary”).

Additionally, Mr. Curran may earn a cash bonus of up to 150 percent of his Base Salary (or $1,050,000) (the “Maximum Cash Bonus”) for each year during the Employment Period if certain transition performance goals and/or net income target performance goals approved by the Board of Directors of the Company are achieved. The transition performance goals specifically relate to Mr. Curran’s responsibilities during the Employment Period to facilitate the transition of his title and responsibilities as the Chief Executive Officer of the Company to another individual approved by the Board of Directors. During 2005, 2006, and 2007, 25 percent, 50 percent and 50 percent, respectively, of the Maximum Cash Bonus may be earned if the transition performance goals for the relevant year are achieved. The net income target performance goal is generally defined as the line item designated as such in the Company’s annual budget for the year 2005, 2006, and 2007, respectively, as approved by the Board of Directors for the relevant year, before deducting any net income performance bonuses payable to Mr. Curran and/or otherwise to employees. During 2005, 2006, and 2007, up to 75 percent, 50 percent and 50 percent, respectively, of the Maximum Cash Bonus may be earned if the net income target performance goals for the relevant year are achieved.

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

Under the terms of the Agreement, Mr. Curran has been and in the future will be granted rights to receive Common Stock of the Company (“Restricted Stock Rights”) under the Company’s 1996 Stock Plan, as amended, as follows:

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

All shares of the Company’s Common Stock deliverable to Mr. Curran by reason of vesting of the Restricted Stock Rights will be delivered on July 1, 2008.

Pursuant to the Agreement, in the event Mr. Curran’s employment is terminated by WUSA without cause, or due to a constructive discharge, or due to a Change in Control (as defined in the Willbros Group, Inc. Severance Plan as amended and restated effective September 25, 2003), he will be entitled, among other things: (i) to continue receiving his Base Salary during the remainder of the Employment Period and (ii) to the maximum available amount for unearned bonuses as if he had satisfied the performance goals for each of the uncompleted years remaining in the Employment Period at the time of termination. If Mr. Curran voluntarily resigns or is terminated by WUSA for cause, he will receive his Base Salary through the date of termination and no cash bonuses for any years remaining in the Employment Period which have not yet ended as of the date of termination. If termination occurs by reason of Mr. Curran’s death or disability, he will receive his Base Salary through the date of death or termination and the maximum amount available for a cash bonus in the year of his death or termination by reason of disability as if he had satisfied the performance goals for such year (but not for later years during the Employment Period). In such cases, Mr. Curran is entitled to such benefits as are provided under such Severance Plan, if any; provided, however, that the value of any compensation and/or benefits payable under such Severance Plan shall not be duplicative of any amounts paid under the Agreement, and such amounts payable under such Severance Plan shall be offset against the value of any compensation or benefits payable to him under the Agreement, and vice versa.

Pursuant to the Agreement, during the Employment Period and for a period of one year thereafter, Mr. Curran will not compete with the businesses of the Company and its affiliates.

Employment Agreement for Robert R. Harl

WUSA entered into an employment agreement with Mr. Harl on January 20, 2006, as amended June 14, 2006 (the “Agreement”). The term of the Agreement is approximately five years, commencing on January 20, 2006, and ending on December 31, 2010 (the “Employment Period”). Beginning January 20, 2006 through December 31, 2006 of the Employment Period, Mr. Harl will earn a base salary (the “Base Salary”) of $500,000 per year. Such Base Salary shall increase to $600,000 for the period January 1, 2007 through December 31, 2007, and to $700,000 for each calendar year beginning after December 31, 2007 through the end of the Employment Period.

Additionally, Mr. Harl may earn a cash bonus of up to (i) 100 percent of his Base Salary (or $500,000) for 2006; (ii) 125 percent of his Base Salary (or $750,000) for 2007; and (iii) 150 percent of his Base Salary (or $1,050,000), for each remaining calendar year during the Employment Period if certain net income target performance objectives approved by the Board of Directors of the Company are achieved. The net income target performance goal is generally defined as the line item designated as such in the Company’s annual budget for the year 2006, 2007, 2008, 2009 and 2010, respectively, as approved by the Board of Directors for the relevant year, before deducting any net income performance bonuses payable to Mr. Harl and/or otherwise to employees.

Under the terms of the Agreement, Mr. Harl has been and in the future will be granted stock options and restricted stock under the Company’s 1996 Stock Plan, as amended, as follows:

1. On January 20, 2006, non-qualified stock options for 100,000 shares, with vesting to occur in five equal annual installments on December 31 of 2006, 2007, 2008, 2009 and 2010;

2. On January 20, 2006, 50,000 shares of restricted stock, with vesting to occur in five equal annual installments on December 31 of 2006, 2007, 2008, 2009 and 2010;

3. On January 1, 2007, 100,000 shares of restricted stock, of which 10,000 shares vest as of the date of issuance and vesting for the remaining shares to occur in four equal installments on December 31 of 2007, 2008, 2009 and 2010;

4. On January 1, 2008, 50,000 shares of restricted stock, with vesting to occur in three equal installments on December 31 of 2008, 2009 and 2010;

5. On January 1, 2009, 50,000 shares of restricted stock, with vesting to occur in two equal installments on December 31 of 2009 and 2010;

6. On January 1, 2010, 50,000 shares of restricted stock, with full vesting to occur on December 31, 2010.

Pursuant to the Agreement, in the event Mr. Harl’s employment is terminated by WUSA due to a Change in Control (as defined in the Willbros Group, Inc. Severance Plan, as amended and restated effective September 25, 2003) during the calendar year 2006, he will be entitled, among other things, to (i) continue receiving his Base Salary during the remainder of the calendar year 2006, (ii) the immediate vesting of all restricted stock and stock options awarded to him on January 20, 2006, and (iii) the maximum available amount of his unearned bonus for calendar year 2006 as if he had satisfied the performance goals for calendar year 2006. In the event Mr. Harl’s employment is terminated by WUSA without cause, or due to a constructive discharge, or due to a Change in Control after December 31, 2006, he will be entitled, among other things, to: (i) continue receiving his Base Salary during the remainder of the Employment Period and (ii) the maximum available amount of his unearned bonuses as if he had satisfied the performance goals for each of the uncompleted years remaining in the Employment Period at the time of termination. If Mr. Harl voluntarily resigns or is terminated by WUSA for cause, he will receive his Base Salary through the date of termination and no cash bonuses for any years remaining in the Employment Period which have not yet ended as of the date of termination. If termination occurs by reason of Mr. Harl’s death or disability, he will receive his Base Salary through the date of death or termination and the maximum amount available for a cash bonus in the year of his death or termination by reason of disability as if he had satisfied the performance goals for such year (but not for later years during the Employment Period). In such cases, after December 31, 2006, Mr. Harl is also entitled to such benefits as are provided under such Severance

Plan, if any; provided, however, that the value of any compensation and/or benefits payable under such Severance Plan shall not be duplicative of any amounts paid under the Agreement, and such amounts payable under such Severance Plan shall be offset against the value of any compensation or benefits payable to him under the Agreement, and vice versa.

Pursuant to the Agreement, during the Employment Period and for a period of one year thereafter, Mr. Harl will not compete with the businesses of the Company and its affiliates.

Severance Plan

In October 1998, the Compensation Committee approved and recommended, and the Board of Directors adopted, the Willbros Group, Inc. Severance Plan (the “Severance Plan”), effective January 1, 1999. The Board of Directors adopted the Severance Plan in lieu of entering into new employment agreements with the executive officers at that time. Since the Severance Plan was scheduled to expire on December 31, 2003, the Compensation Committee approved and recommended, and the Board of Directors adopted a restated and amended Severance Plan (the “Restated Severance Plan”), effective September 25, 2003. Each of the above-named executive officers of the Company is a participant in the Restated Severance Plan. Mr. Harl will be eligible to participate in the Restated Severance Plan beginning January 1, 2007. The initial term of the Restated Severance Plan ends on December 31, 2006. On the last day of such initial term, and on each successive anniversary of such date, the term of the Plan is extended automatically for an additional successive one-year term, unless the Company gives notice to the participants that no such extension shall occur.

The Restated Severance Plan provides that a participant whose employment is terminated other than for cause by the Company when a change in control of the Company is imminent or within three years after a change in control of the Company has occurred, shall be entitled to severance compensation (a) equal to 300 percent of the participant’s annual base compensation, (b) equal to 300 percent of the participant’s greatest annual cash bonus received during the 36-month period ending on the date of the change in control, (c) equal to the aggregate annual incentive plan target opportunity that could have been earned in the year termination of employment occurs, (d) that provides full vesting of all of the participant’s outstanding stock options, restricted stock awards and other equity-based awards, and (e) that extends the participant’s and his dependents’ coverage under the benefit plans for 24 months. The Restated Severance Plan also provides that a participant who voluntarily terminates his employment due to (a) reduction of compensation or other benefits, including incentive plans, (b) reduction in scope of participant’s authorities, duties, or title, or (c) material change in the location of a participant’s principal place of employment by the Company, when a change in control of the Company is imminent or within 18 months after a change in control of the Company has occurred, shall be entitled to a severance payment equal to the same severance compensation discussed above applicable to the entitlement provided by termination of employment other than for cause by the Company. Finally, the Restated Severance Plan provides that a participant whose employment is terminated other than for cause by the Company prior to a change in control of the Company shall be entitled to a severance payment equal to 100 percent of his base salary then in effect. A participant who receives a severance payment under the Restated Severance Plan will be subject to either a one year or two year competition restriction depending on the basis for the termination. All taxes on severance payments made under the Restated Severance Plan are the participant’s responsibility; provided, however, the Restated Severance Plan provides that the participant is entitled to receive a payment in an amount sufficient to make the participant whole for an excise tax on excess parachute payments imposed under Section 4999 of the U.S. Internal Revenue Code.

Bonus Payments

The bonuses for Messrs. Allcorn, Dalton, Williams and Etheridge for 2005 are payable in three equal installments, with the first being paid in March 2006, the second in March 2007 and the third in March 2008. The second and third installments earn interest at the rate of 10 percent annually until the date of payment. Payment of the installments is conditioned on the continued employment of the employee on the date the installment is due. The Compensation Committee of the Board of Directors has the discretion to accelerate the payment of an installment in the event of the employee’s death or termination of employment due to disability or retirement. If employee’s employment with the Company is terminated in connection with a Change in Control (as defined in the Restated Severance Plan) under circumstances that would entitle employee to receive severance benefits under such Plan, any unpaid bonus installments, along with accrued interest, will be paid to employee.

1996 Stock Plan

All outstanding awards under the Company’s 1996 Stock Plan, regardless of any limitations or restrictions, become fully exercisable and free of all restrictions, in the event of a Change in Control of the Company, as defined in such Plan.

Compensation Committee Interlocks and Insider Participation

During 2005, the Compensation Committee was composed of James B. Taylor, Jr., Rodney B. Mitchell, and S. Fred Isaacs, all of whom are independent directors of the Company. During 2005, none of the Company’s executive officers served on the board of directors or on the compensation committee of any other entity who had an executive officer that served either on the Company’s Board of Directors or on its Compensation Committee.

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

Prior to April 16, 2006, non-employee directors automatically received non-qualified stock options under the Willbros Group, Inc. Director Stock Plan, as amended (the “Director Stock Plan”). Under the terms of the Director Stock Plan, no options may be granted under this Plan after April 16, 2006. As a replacement to this Plan, the Board of Directors is asking stockholders to approve the Willbros Group, Inc. 2006 Director Restricted Stock Plan at the Annual Meeting. Under the Director Stock Plan, an initial option to purchase 5,000 shares of Common Stock was granted to each new non-employee director on the date such director was elected or appointed to the Board of Directors. Each non-employee director also received annually an option to purchase 5,000 shares of Common Stock on the second Monday in January of each year during the period of such director’s incumbency. The option exercise price of each option granted under the Director Stock Plan was equal to the fair market value of the Common Stock on the date of grant. During fiscal 2005, Messrs. Isaacs, Leidel, Mitchell, Taylor and Williams were each granted an option to purchase 5,000 shares of Common Stock at an exercise price of $21.19 per share.

All directors are reimbursed by the Company for out-of-pocket expenses incurred by them in connection with their service on the Board of Directors and any committee thereof.

During 2005, the Company paid Mr. Harl $102,776 for consulting services consisting of advice and assistance rendered in connection with its business activities. The Consulting Services Agreement between the Company and Mr. Harl terminated upon Mr. Harl’s employment and election to the Board of Directors on January 20, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 1, 2006 by (a) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (b) each director and nominee for director of the Company, (c) each of the executive officers of the Company named in the Summary Compensation Table below, and (d) all executive officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed in the table, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

Name of Owner or Identity of Group	Shares Beneficially Owned (1)		Percentage of Class (1)
Wells Fargo & Company/Wells Capital Management/Wells Fargo Funds Management	3,136,113	(2)	14.4
GLG Partners LP, et. al	1,976,780	(3)	9.1
Third Avenue Management LLC	1,631,838	(4)	7.5
Neuberger Berman Inc.	1,489,231	(5)	6.8
Berggruen Holdings North America Ltd.	1,424,400	(6)	6.5
Schroder Investment Management North America Inc.	1,200,412	(7)	5.5
Imperium Capital Management, LLC, et. al	1,164,100	(8)	5.3
Keeley Asset Management Corp.	1,162,675	(9)	5.3
Michael F. Curran	830,868	(10)	3.8
John K. Allcorn	141,459	(11)	*
Warren L. Williams	138,774	(12)	*
John T. Dalton	79,855	(13)	*
Peter A. Leidel	69,639	(14)	*
Robert R. Harl	50,000		*
R. Clay Etheridge	37,217	(15)	*
Rodney B. Mitchell	30,000	(16)	*
James B. Taylor, Jr.	29,000	(17)	*
S. Fred Isaacs	15,000	(18)	*
S. Miller Williams	15,000	(19)	*
All executive officers and directors as a group (11 people)	1,436,812	(20)	6.7

*	Less than 1 percent
(1)	Shares beneficially owned include restricted stock held by the executive officers of the Company over which they have voting power but not investment power. Shares of Common Stock which were not outstanding but which could be acquired by a person upon exercise of an option within 60 days of June 1, 2006, are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.
(2)	Information is as of December 31, 2005, and is based on the Schedule 13G/A dated February 6, 2006, which was filed by Wells Fargo & Company (“Wells Fargo”), Wells Capital Management Incorporated (“Wells Capital”), and Wells Fargo Funds Management, LLC (“Wells Fargo Funds”). Wells Fargo’s address is 420 Montgomery Street, San Francisco, California 94104, and the address for both Wells Capital and Wells Fargo Funds is 525 Market Street, 10th Floor, San Francisco, California 94105. Wells Fargo is a parent holding company, and both Wells Capital and Wells Fargo Funds are registered investment advisors. Of the shares shown, Wells Fargo has sole voting power over 3,023,698 shares, sole dispositive power over 2,782,847 shares, and shared dispositive power over 2,200 shares. Of the shares shown, Wells Capital has sole voting power over 1,308,436 shares and sole dispositive power over 2,723,316 shares. Of the shares shown, Wells Fargo Funds has sole voting power over 1,713,612 shares and sole dispositive power over 38,881 shares.

(3)	Information is as of January 26, 2006, and is based on the Schedule 13G dated January 26, 2006, which was filed by GLG Partners LP, GLG North American Opportunity Fund, GLG Partners Limited, Noam Gottesman, Pierre Lagrange and Emmanuel Roman. The address for all of the filers is 1 Curzon Street, London, W1J 5HB, England. GLG Partners LP is an English limited partnership and acts as investment manager of certain funds and has shared voting and dispositive power over the shares shown in the table, which are held by such funds. The general partner of GLG Partners LP is GLG Partners Limited, an English limited company. The managing directors of GLG Partners Limited are Noam Gottesman, Pierre Lagrange and Emmanuel Roman, and as a result, each has shared voting and dispositive power over the shares held by such funds. GLG Partners LP, GLG Partners Limited, Noam Gottesman, Pierre Lagrange and Emmanuel Roman may be deemed the beneficial owner of the 1,976,780 shares shown in the table.
(4)	Information is as of December 31, 2005, and is based on the Schedule 13G/A dated February 14, 2006, which was filed by Third Avenue Management LLC (“TAM”). TAM’s address is 622 Third Avenue, 32nd Floor, New York, New York 10017. TAM is a registered investment adviser. Of the shares shown, TAM has sole voting power over 1,631,175 shares and sole dispositive power over 1,631,838 shares.
(5)	Information is as of December 31, 2005, and is based on the Schedule 13G dated February 14, 2006, which was filed by Neuberger Berman Inc. (“Neuberger”). Neuberger’s address is 605 Third Avenue, New York, New York 10158. Neuberger serves as investment manager of Neuberger Berman’s various mutual funds. Of the shares shown, Neuberger has sole voting power over 1,208,906 shares and shared dispositive power over 1,489,231 shares.
(6)	Information is as of April 6, 2006, and is based on the Schedule 13D/A dated April 7, 2006, which was filed by Berggruen Holdings North America Ltd, (“Berggruen”). Berggruen’s address is 1114 Avenue of the Americas, Forty First Floor, New York, New York 10036. Berggruen is a private investment company. Of the shares shown, Berggruen has shared voting power over 1,424,400 shares and shared dispositive power over 1,424,400 shares.
(7)	Information is as of December 31, 2005, and is based on the Schedule 13G dated February 10, 2006, which was filed by Schroder Investment Management North America Inc. (“Schroder”). Schroder’s address is 875 Third Avenue, 22nd Floor, New York, New York 10022. Schroder is a registered investment adviser.
(8)	Information is as of December 31, 2004, and is based on the Schedule 13G dated February 11, 2005, which was filed by Imperium Capital Management, LLC, Imperium Capital Advisors, LLC, and Stephen R. Goldfield. The address for all three filers is One Tampa City Center, Suite 2505, Tampa, Florida 33602.
(9)	Information is as of December 31, 2005, and is based on the Schedule 13G dated February 10, 2006, which was filed by Keeley Asset Management Corp. (“Keeley”). Keeley’s address is 401 South LaSalle Street, Chicago, Illinois 60605. Keeley is a registered investment adviser. Of the shares shown, Keeley has sole voting power over 1,013,475 shares and sole dispositive power over 1,162,675 shares.
(10)	Includes (a) 428,155 shares held in a corporation controlled by Mr. Curran, (b) 200,000 shares subject to stock options which are currently exercisable at an average exercise price of $10.56 per share, and (c) 6,583 shares held in the Willbros Employees’ 401(k) Investment Plan (the “401(k) Plan”) for the account of Mr. Curran.
(11)	Includes (a) 50,000 shares subject to stock options which are currently exercisable at an average exercise price of $15.00 per share, and (b) 5,633 shares held in the 401(k) Plan for the account of Mr. Allcorn.
(12)	Includes (a) 82,150 shares subject to stock options which are currently exercisable at an average exercise price of $13.16 per share, and (b) 2,313 shares held in the 401(k) Plan for the account of Mr. Williams.
(13)	Includes (a) 39,500 shares subject to stock options which are currently exercisable at an average exercise price of $7.65 per share, and (b) 4,515 shares held in the 401(k) Plan for the account of Mr. Dalton.
(14)	Includes 39,000 shares subject to stock options which are currently exercisable at an average exercise price of $12.89 per share, and excluding 1,533 shares held by Mr. Leidel’s daughter.

(15)	Includes 159 shares held in the 401(k) Plan for the account of Mr. Etheridge.
(16)	Represents 30,000 shares subject to stock options which are currently exercisable at an average exercise price of $14.42 per share. Does not include 1,043,353 shares held as of June 1, 2006, by The Mitchell Group, Inc., a registered investment advisor who holds these shares in investment advisory accounts managed by it for numerous clients. The Mitchell Group has full investment discretion with respect to such accounts. Mr. Mitchell is a director and executive officer of The Mitchell Group. Mr. Mitchell disclaims beneficial ownership of these shares.
(17)	Represents (a) 1,000 shares held by the James and Sarah Taylor Trust, and (b) 28,000 shares subject to stock options which are currently exercisable at an average exercise price of $12.11 per share.
(18)	Represents 15,000 shares subject to stock options which are currently exercisable at an average exercise price of $16.80 per share.
(19)	Represents 15,000 shares subject to stock options which are currently exercisable at an average exercise price of $16.60 per share.
(20)	For specific information regarding each of the listed individuals, see footnotes (10) through (19) above.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005, concerning shares of the Company’s Common Stock authorized for issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,328,645	(1)	$11.76	(1)	1,233,255
Equity compensation plans not approved by security holders	—		—		—

Total	1,328,645		$11.76		1,233,255	(2)

(1)	Includes 162,625 shares subject to restricted stock rights. The weighted average exercise price does not take these rights into account.
(2)	Represents the total number of shares available for issuance under (a) the Company’s 1996 Stock Plan pursuant to stock options, stock appreciation rights or restricted stock or restricted stock rights, and (b) the Company’s Director Stock Plan pursuant to stock options. Of the 1,198,255 shares available for issuance under the Company’s 1996 Stock Plan, 449,250 shares may be awarded as restricted stock or restricted stock rights.

Item 13. Certain Relationships and Related Transactions

The Board of Directors previously approved an Employee Stock Purchase Program (the “Program”). Under the Program, selected executives and officers of the Company were given the opportunity to borrow funds on an interest free basis for the purpose of exercising vested stock options granted to the executives under the Company’s 1996 Stock Plan. All such loans are full recourse and therefore secured by Company stock. The maximum amount that could be loaned to individual executives under the Program is $250,000. Each loan has a maximum term of five years and does not bear interest unless not repaid on the due date. The loan will become due 90 days after termination of employment or on the normal due date of the loan, whichever is first. Pursuant to the Program, in March 2002, certain executive officers of the Company became indebted to the Company in amounts in excess of $60,000 under various notes. The following table sets forth, as to the person shown, the largest amount of his indebtedness outstanding, the interest rate, the final maturity date and the outstanding balance of such indebtedness as of December 31, 2005:

Name	Largest Amount Of Indebtedness	Interest Rate	Final Maturity Date	Outstanding Balance At Dec. 31, 2005
Warren L. Williams	$250,000	0%	March 2007	$250,000

In accordance with the Sarbanes-Oxley Act of 2002, the Company no longer makes loans to executive officers of the Company.

For additional disclosures with respect to transactions with related parties, see Note 17 (Related Party Transactions) in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which information is incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services

On November 10, 2005, the Company was notified by KPMG LLP (“KPMG”) that, effective upon completion of the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, and the issuance of its report thereon, and filing of the Company’s Form 10-Q’s for the three-month period ended March 31, 2005 and six-month period ended June 30, 2005, it was resigning as the Company’s independent auditors. The Company filed its Form 10-K for the year ended December 31, 2004 and its Form 10-Q’s for the three-month period ended March 31, 2005 and the six-month period ended June 30, 2005 on November 22, 2005. On February 8, 2006, the Audit Committee of the Board of Directors of the Company appointed GLO CPAs LLP (“GLO”) as the independent auditors of the Company for the fiscal year ended December 31, 2005.

Audit and Other Fees Paid to Independent Auditors

Audit Fees. The aggregate fees billed during the years ended December 31, 2005 and 2004, by KPMG for professional services rendered for the audit of the Company’s annual financial statements, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q or services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those years were $3,605,393 and $763,500, respectively.

The aggregate fees billed during the year ended December 31, 2005 by GLO for professional services rendered for the audit of the Company’s annual financial statements, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q or services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for 2005 was $-0-, due to the fact they were not engaged to perform the 2005 audit until February 2006.

Audit-Related Fees. The aggregate fees billed during the years ended December 31, 2005 and 2004, for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees” were $122,182 and $-0-, respectively. These services consisted principally of audits of financial statements of certain employee benefit plans, review of registration statements, issuance of consents, and acquisition advisory services.

The aggregate fees billed during the year ended December 31, 2005 for assurance and related services by GLO that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees” were $-0- as they had not yet been engaged.

Tax Fees. The aggregate fees billed for the years ended December 31, 2005 and 2004, for professional services by KPMG for tax compliance, tax advice, and tax planning were $-0- for the two years.

GLO did not provide any such services for the Company in 2005.

All Other Fees. The aggregate fees billed for the years ended December 31, 2005 and 2004, by KPMG for products and services rendered to the Company, other than the services described above, were $-0- and $69,000, respectively. These fees were related to work associated with Sarbanes-Oxley requirements, unpriced change orders, and the Company’s Opal Gas Plant.

GLO did not provide any such services for the Company in 2005.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements:

Our financial statements and those of our subsidiaries and independent registered public accounting firms’ reports are listed in Item 8 of this Form 10-K.

(2) Financial Statement Schedule:

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

2.1	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (Filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

3.1	Amended and Restated Articles of Incorporation of Willbros Group, Inc. (Filed as Exhibit 3.1 to our report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002).

3.2	Restated By-Laws of Willbros Group, Inc. (Filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

4.1	Form of stock certificate for our Common Stock, par value $.05 per share (Filed as Exhibit 4 to the S-1 Registration Statement).

4.2	Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3 to our report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999).

4.4	Indenture, dated March 12, 2004, between us and JPMorganChase Bank, as trustee (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.5	First Supplemental Indenture, dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture, dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (Filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.6	Registration Rights Agreement, dated March 12, 2004, among Bear Stearns & Co., Inc., CIBC World Markets Corp., Credit Lyonnais Securities (USA) Inc. and us (Filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.7	Indenture dated December 23, 2005, between us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (Filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.1	Amended and Restated Credit Agreement dated March 12, 2004, by and among us, certain designated subsidiaries, certain financial institutions, Credit Lyonnais New York Branch, as administrative agent, and CIBC, Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2004, filed on May 7, 2004).

10.2	First Amendment and Waiver dated August 6, 2004, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004).

10.3	Second Amendment and Waiver dated July 19, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated July 19, 2005, filed July 25, 2005).

10.4	Third Amendment and Waiver dated November 23, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.4 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.5	Fourth Amendment and Waiver dated December 21, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.5 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.6	Fifth Amendment and Waiver dated March 31, 2006, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated April 5, 2006, filed April 13, 2006).

10.7*	Form of Indemnification Agreement between our officers and us (Filed as Exhibit 10.7 to the S-1 Registration Statement).

10.8*	Form of Indemnification Agreement between our directors and us (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.9*	Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.8 to the S-1 Registration Statement).

10.10*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (Filed as Exhibit A to the Company’s Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.11*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001, (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.12*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.13*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.14*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.15*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.16*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.17*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005, (the “2004 Form 10-K”)).

10.18*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.15 to the 2004 Form 10-K).

10.19*	Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.20*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.21*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.22*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.23*	Form of Secured Promissory Note under the Willbros Group, Inc. Employee Stock Purchase Program (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.24*	Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.25*	Employment Agreement, dated December 31, 2004, between Willbros USA, Inc. and Michael F. Curran, including the form of Restricted Stock Rights Award Agreement attached as an Exhibit thereto (Filed as Exhibit 10 to our current report on Form 8-K dated December 31, 2004, filed January 6, 2005).

10.26*	Employment Agreement dated January 26, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl.

10.27	Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.28*	Consulting Services Agreement dated June 1, 2002, between Willbros USA, Inc., and Larry J. Bump (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.29	Purchase Agreement dated December 22, 2005, between us, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (Filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.30	Registration Rights Agreement dated December 23, 2005, between us and the initial purchasers set forth on Schedule I to the Purchase Agreement (Filed as Exhibit 10.3 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

21.	Subsidiaries.

23.1	Consent of GLO CPAs LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLBROS GROUP, INC.

Date: June 16, 2006	By:	/s/ Michael F. Curran
Michael F. Curran
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael F. Curran Michael F. Curran	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 16, 2006

/s/ Robert R. Harl Robert R. Harl	Director, President and Chief Operating Officer	June 16, 2006

/s/ Warren L. Williams Warren L. Williams	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	June 16, 2006

/s/ Peter A. Leidel Peter A. Leidel	Director	June 16, 2006

/s/ S. Miller Williams S. Miller Williams	Director	June 16, 2006

/s/ James B. Taylor, Jr. James B. Taylor, Jr.	Director	June 16, 2006

/s/ Rodney B. Mitchell Rodney B. Mitchell	Director	June 16, 2006

/s/ S. Fred Isaacs S. Fred Isaacs	Director	June 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

Willbros Group, Inc.:

The audit referred to in our report dated June 14, 2006, included the related consolidated financial statement schedule as of December 31, 2005, and for the year then ended. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ GLO CPAs LLP

Houston, Texas

June 14, 2006

Report and Consent of Independent Registered Public Accounting Firm

The Board of Directors

Willbros Group, Inc.:

The audits referred to in our report dated November 21, 2005, included the related consolidated financial statement schedule as of December 31, 2004, and for each of the years in the two-year period ended December 31, 2004. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Our report dated November 21, 2005, with respect to the consolidated balance sheets of Willbros Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, contains a separate paragraph that states that as discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2003 and 2002.

/s/ KPMG LLP

Houston, Texas

November 21, 2005

WILLBROS GROUP, INC.

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended	Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expense	Charge Offs and Other	Balance at End of Year
December 31, 2003	Allowance for Bad Debts	$725	$199	$(7)	$917
December 31, 2004	Allowance for Bad Debts	$917	$6,737	$(56)	$7,598
December 31, 2005	Allowance for Bad Debts	$7,598	$1,372	$(2,298)	$6,672

December 31, 2003	Overhaul Accrual	$2,277	$—	$(852)	$1,425
December 31, 2004	Overhaul Accrual	$1,425	$508	$(974)	$959
December 31, 2005	Overhaul Accrual	$959	$879	$(232)	$1,606

December 31, 2003	Obsolescence Reserve	$5,900	$600	$—	$6,500
December 31, 2004	Obsolescence Reserve	$6,500	$1,400	$—	$7,900
December 31, 2005	Obsolescence Reserve	$7,900	$600	$(3,448)	$5,052

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description
2.1	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (Filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

3.1	Amended and Restated Articles of Incorporation of Willbros Group, Inc. (Filed as Exhibit 3.1 to our report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002).

3.2	Restated By-Laws of Willbros Group, Inc. (Filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

4.1	Form of stock certificate for our Common Stock, par value $.05 per share (Filed as Exhibit 4 to the S-1 Registration Statement).

4.2	Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3 to our report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999).

4.4	Indenture, dated March 12, 2004, between us and JPMorganChase Bank, as trustee (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.5	First Supplemental Indenture, dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture, dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (Filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.6	Registration Rights Agreement, dated March 12, 2004, among Bear Stearns & Co., Inc., CIBC World Markets Corp., Credit Lyonnais Securities (USA) Inc. and us (Filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.7	Indenture dated December 23, 2005, between us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (Filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.1	Amended and Restated Credit Agreement dated March 12, 2004, by and among us, certain designated subsidiaries, certain financial institutions, Credit Lyonnais New York Branch, as administrative agent, and CIBC, Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2004, filed on May 7, 2004).

10.2	First Amendment and Waiver dated August 6, 2004, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004).

10.3	Second Amendment and Waiver dated July 19, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated July 19, 2005, filed July 25, 2005).

10.4	Third Amendment and Waiver dated November 23, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.4 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.5	Fourth Amendment and Waiver dated December 21, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.5 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.6	Fifth Amendment and Waiver dated March 31, 2006, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated April 5, 2006, filed April 13, 2006).

10.7*	Form of Indemnification Agreement between our officers and us (Filed as Exhibit 10.7 to the S-1 Registration Statement).

10.8*	Form of Indemnification Agreement between our directors and us (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.9*	Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.8 to the S-1 Registration Statement).

10.10*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (Filed as Exhibit A to the Company’s Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.11*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001, (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.12*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.13*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.14*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.15*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.16*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.17*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005, (the “2004 Form 10-K”)).

10.18*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.15 to the 2004 Form 10-K).

10.19*	Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.20*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.21*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.22*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.23*	Form of Secured Promissory Note under the Willbros Group, Inc. Employee Stock Purchase Program (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.24*	Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.25*	Employment Agreement, dated December 31, 2004, between Willbros USA, Inc. and Michael F. Curran, including the form of Restricted Stock Rights Award Agreement attached as an Exhibit thereto (Filed as Exhibit 10 to our current report on Form 8-K dated December 31, 2004, filed January 6, 2005).

10.26*	Employment Agreement dated January 26, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl.

10.27	Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.28*	Consulting Services Agreement dated June 1, 2002, between Willbros USA, Inc., and Larry J. Bump (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.29	Purchase Agreement dated December 22, 2005, between us, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (Filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.30	Registration Rights Agreement dated December 23, 2005, between us and the initial purchasers set forth on Schedule I to the Purchase Agreement (Filed as Exhibit 10.3 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

21.	Subsidiaries.

23.1	Consent of GLO CPAs LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.