Form 10-Q
period 2006-03-31
WILLBROS GROUP INC
filed 2006-06-16
CIK 895450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, .05 par value, outstanding as of May 1, 2006 was 21,723,015.

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,961	$65,581
Restricted cash	4,064	—
Accounts receivable, net	149,319	177,653
Contract cost and recognized income not yet billed	71,988	44,011
Prepaid expenses	42,698	26,619
Parts and supplies inventories	22,319	19,490

Total current assets	366,349	333,354

Deferred tax assets	10,605	4,940
Property, plant and equipment, net	116,841	116,260
Asset held for sale	—	23,049
Investments in joint ventures	4,079	3,997
Goodwill	6,687	6,687
Other assets	9,059	10,694

Total assets	$513,620	$498,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$10,392	$2,680
Accounts payable and accrued liabilities	188,646	184,292
Contract billings in excess of cost and recognized income	6,704	23,997
Accrued income tax	10,659	5,672

Total current liabilities	216,401	216,641

2.75% Convertible senior notes	70,000	70,000
6.5% Senior convertible notes	84,500	65,000
Long-term debt	301	340
Other liabilities	1,234	1,766

Total liabilities	372,436	353,747
Contingencies and commitments (Note 10)
Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 35,000,000 shares authorized; 21,729,970 shares issued at March 31, 2006 (21,649,475 at December 31, 2005)	1,086	1,082
Capital in excess of par value	163,038	161,596
Accumulated deficit	(19,759)	(15,166)
Treasury stock at cost, 122,775 shares (98,863 at December 31, 2005)	(1,546)	(1,163)
Deferred compensation	(4,182)	(3,720)
Notes receivable for stock purchases	(235)	(231)
Accumulated other comprehensive income	2,782	2,836

Total stockholders’ equity	141,184	145,234

Total liabilities and stockholders’ equity	$513,620	$498,981

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Contract revenue	$248,496	$131,602

Operating expenses:
Contract	227,127	114,835
Depreciation and amortization	5,175	5,307
General and administrative	15,651	17,068
Other operating costs	—	1,084

	247,953	138,294

Operating income (loss)	543	(6,692)

Other income (expense):
Interest - net	(1,582)	(546)
Other - net	2,414	104

	832	(442)

Income (loss) before income taxes	1,375	(7,134)

Provision for income taxes	5,968	2,764

Net loss	$(4,593)	$(9,898)

Loss per common share:
Basic	$(0.22)	$(0.47)

Diluted	$(0.22)	$(0.47)

Weighted average number of common shares outstanding:
Basic	21,345,530	21,250,257

Diluted	21,345,530	21,250,257

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumu- lated Deficit	Treasury Stock	Deferred Compen- sation	Notes Receivable for Stock Purchases	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Par Value
Balance,
January 1, 2006	21,649,475	$1,082	$161,596	$(15,166)	$(1,163)	$(3,720)	$(231)	$2,836	$145,234
Comprehensive loss:
Net loss	—	—	—	(4,593)	—	—	—	—	(4,593)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(54)	(54)

Total comprehensive loss									(4,647)
Amortization of note discount	—	—	—	—	—	—	(4)	—	(4)
Restricted stock grants	50,000	3	898	—	—	(901)	—	—	—
Deferred compensation, net of forfeitures	—	—	378	—	—	486	—	—	864
Vesting of restricted stock rights	10,625	—	—	—	—	—	—	—	—
Additions to treasury stock	—	—	—	—	(383)	—	—	—	(383)
Exercise of stock options	19,870	1	166	—	—	—	—	—	167
Other	—	—	—	—	—	(47)	—	—	(47)

Balance, March 31, 2006	21,729,970	$1,086	$163,038	$(19,759)	$(1,546)	$(4,182)	$(235)	$2,782	$141,184

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,593)	$(9,898)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,175	5,307
Amortization of debt issue costs	434	472
Amortization of deferred compensation	864	660
Amortization of discount on notes receivable for stock purchases	(4)	(3)
(Gain)/loss on retirements of property, plant and equipment	(2,295)	79
Equity in joint ventures, net	(82)	(35)
Deferred income tax (provision) benefit	(5,830)	477
Changes in operating assets and liabilities:
Accounts receivable	28,106	12,687
Contract cost and recognized income not yet billed	(28,049)	(12,757)
Prepaid expenses	(6,717)	(2,051)
Parts and supplies inventories	(2,829)	111
Other assets	4,114	(41)
Accounts payable and accrued liabilities	4,587	7,171
Accrued income tax	4,996	(1,240)
Contract billings in excess of cost and recognized income	(17,255)	(2,404)
Other liabilities	(376)	10

Cash used in operating activities	(19,754)	(1,455)
Cash flows from investing activities:
Proceeds from sale of equipment	25,290	41
Purchase of property, plant and equipment	(5,713)	(7,275)
Increase in restricted cash	(4,064)	—

Cash provided by (used in) investing activities	15,513	(7,234)
Cash flows from financing activities:
Proceeds from notes payable	—	787
Proceeds from issuance of common stock	167	362
Repayments of long-term debt	(39)	(2,909)
Payments on capital lease	—	(408)
Acquisition of treasury stock	(383)	(231)
Costs of debt issuance	(2,991)	(11)
Proceeds from issuance of 6.5% senior convertible notes	19,500	—
Repayment of notes payable	(1,673)	—

Cash provided by (used in) financing activities	14,581	(2,410)
Effect of exchange rate changes on cash and cash equivalents	40	280

Cash provided by (used in) all activities	10,380	(10,819)
Cash and cash equivalents, beginning of period	65,581	78,720

Cash and cash equivalents, end of period	$75,961	$67,901

Cash payments made (received) during the period:
Interest	$(804)	$1,150
Income taxes	$5,580	$4,479
Non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$9,385	$—
Property obtained by capital lease	$—	$5,775

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The preceding condensed consolidated balance sheet as of December 31, 2005, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2006 and March 31, 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As of March 31, 2006 certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The unaudited condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows of the Company for all interim periods presented.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations and cash flows for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

The condensed consolidated financial statements include certain estimates and assumptions by management in the preparation of these condensed consolidated financial statements. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and parts and supplies inventories; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to be consistent with current presentation.

Inventories, consisting generally of parts and supplies in transit to construction sites in Nigeria, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Parts and supplies inventories are stated at the lower of average cost or market. Parts and supplies inventories are evaluated at least annually and adjusted for excess and obsolescence.

Cash and cash equivalents includes $15,000 of cash required as a minimum balance as stipulated by the current waiver of the Company’s 2004 Credit Facility (see note 7). Additionally, the Company has $4,064 of restricted cash related to the Company’s funded letters of credit as of March 31, 2006. As of April 19, 2006, the $4,064 of cash was no longer restricted.

Prepaid expenses at March 31, 2006 include $16,599 of vendor advances related primarily to procurement for the company’s major projects in Nigeria.

2. Sale of TXP-4 Gas Processing Plant

On January 12, 2006, the Company entered into a Purchase Agreement and Release with Williams Field Services Company (“Williams”), a wholly-owned subsidiary of The Williams Companies, Inc. pursuant to which the Company sold to Williams, effective at 12:01 a.m. Central Standard Time on January 1, 2006, all of its membership interests in Opal TXP-4 Company, LLC, a wholly-owned subsidiary of the Company (the “LLC”). The LLC owns a gas processing plant known as the TXP-4 Plant (the “TXP-4 Plant”) at Opal in Lincoln County, Wyoming, in addition to certain facilities, equipment and supplies related to the TXP-4 Plant. Concurrently

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Sale of TXP-4 Gas Processing Plant (continued)

with the sale of the membership interests, the Company and Williams agreed to resolve certain issues and disputes in connection with the operation of the TXP-4 Plant. The Company received cash payments of $27,944 for conveyance of the LLC, $4,044 for reimbursement of expenditures made by the Company at the Opal Gas Plant and the related Jonah dehydration facility (the “Jonah Dehy”), and $423 in funds which had been held by Williams as retainage under a separate agreement relating to the Jonah Dehy. The after-tax gain on the sale of the TXP-4 Plant recognized in the first quarter of 2006 is $1,714.

In addition to the cash payments described above, Williams agreed to pay the Company a portion of any recovery that Williams may obtain in the future from third parties which is based on damages, loss or injury related to the TXP-4 Plant or the Jonah Dehy, up to $3,400 in total additional payments to the Company.

The Company’s consolidated financial position and results of operations as of and for the three months ended March 31, 2005 presented below are derived from the condensed consolidated financial statements contained in the Company’s March 31, 2005 quarterly report on Form 10-Q.

The following pro forma condensed consolidated statements have been prepared assuming the disposition of the TXP-4 Plant was consummated at the beginning of the 2005 fiscal year. The pro forma consolidated balance sheet and condensed consolidated statements of operations at December 31, 2005 and March 31, 2005, has been prepared assuming the disposition of the TXP-4 Plant was consummated on December 31, 2005 and March 31, 2005, with the proceeds shown as cash to be used for working capital and capital expenditure requirements.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Sale of TXP-4 Gas Processing Plant (continued)

The pro forma condensed consolidated statement of operations for the three months ended March 31, 2005 is as follows:

	As Reported	Adjustments		Pro Forma
Contract revenue	$131,602	$(7,375	)(a)	$124,227
Operating expenses:
Contract	114,835	(5,560	)(a)	109,275
Depreciation and amortization	5,307	(955	)(a)	4,352
General and administrative	17,068	—		17,068
Other operating costs	1,084	—		1,084

	138,294	(6,515)		131,779

Operating loss	(6,692)	(860)		(7,552)

Other income (expense):
Interest - net	(546)	—		(546)
Other - net	104	—		104

	(442)	—		(442)

Loss before income taxes	(7,134)	(860)		(7,994)

Provision for income taxes	2,764	(292	)(b)	2,472

Net loss	$(9,898)	$(568)		$(10,466)

Loss per common share:

Basic	$(0.47)	$(0.02)		$(0.49)

Diluted	$(0.47)	$(0.02)		$(0.49)

Weighted average number of common shares outstanding:

Basic	21,250,257	—		21,250,257

Diluted	21,250,257	—		21,250,257

The following pro forma adjustments have been made to the condensed consolidated statement of operations for the three months ended March 31, 2005:

(a)	The pro forma revenue and expenses have been adjusted to reflect the deletion of the TXP-4 Plant operations from the revenue and expenses as previously reported for the three months ended March 31, 2005.

(b)	The pro forma income tax expense has been adjusted to delete the historical income tax expense related to the TXP-4 Plant operations and replace it with the marginal rate for the reporting entity as of March 31, 2005.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

2. Sale of TXP-4 Gas Processing Plant (continued)

This table provides the comparison of results for the three months ended March 31, 2006, to the pro forma results for the same period ended 2005.

	Three Months Ended March 31,
	2006	2005
		(Pro Forma)
Contract revenue	$248,496	$124,227

Operating expenses:
Contract	227,127	109,275
Depreciation and amortization	5,175	4,352
General and administrative	15,651	17,068
Other operating costs	—	1,084

	247,953	131,779

Operating income (loss)	543	(7,552)

Other income (expense):
Interest - net	(1,582)	(546)
Other - net	2,414	104

	832	(442)

Income (loss) before income taxes	1,375	(7,994)

Provision for income taxes	5,968	2,472

Net loss	$(4,593)	$(10,466)

Loss per common share:

Basic	$(0.22)	$(0.49)

Diluted	$(0.22)	$(0.49)

Weighted average number of common shares outstanding:

Basic	21,345,530	21,250,257

Diluted	21,345,530	21,250,257

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Sale of TXP-4 Gas Processing Plant (continued)

The pro forma consolidated balance sheet at December 31, 2005 is as follows:

	As Reported	Adjustments		Pro Forma
ASSETS

Current assets:
Cash and cash equivalents	$65,581	$27,453	(a)	$93,034
Accounts receivable, net	177,653	—		177,653
Contract cost and recognized income not yet billed	44,011	—		44,011
Prepaid expenses	26,619	(1,616	)(b)	25,003
Parts and supplies inventories	19,490	—		19,490

Total current assets	333,354	25,837		359,191
Deferred tax assets	4,940	1,187	(b)	6,127
Property, plant and equipment, net	116,260	—		116,260
Asset held for sale	23,049	(23,049	)(c)	—
Investments in joint ventures	3,997	—		3,997
Goodwill	6,687	—		6,687
Other assets	10,694	—		10,694

Total assets	$498,981	$3,975		$502,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$2,680	$—		$2,680
Accounts payable and accrued liabilities	184,292	3,141	(d)	187,433
Contract billings in excess of cost and recognized income	23,997	—		23,997
Accrued income tax	5,672	—		5,672

Total current liabilities	216,641	3,141		219,782
2.75% Convertible senior notes	70,000	—		70,000
6.5% Senior convertible notes	65,000	—		65,000
Long-term debt	340	—		340
Other liabilities	1,766	(880	)(e)	886

Total liabilities	353,747	2,261		356,008

Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—		—
Common stock, par value $.05 per share, 35,000,000 shares authorized; 21,649,475 shares issued	1,082	—		1,082
Capital in excess of par value	161,596	—		161,596
Accumulated deficit	(15,166)	1,714	(f)	(13,452)
Treasury stock at cost, 98,863 shares	(1,163)	—		(1,163)
Deferred compensation	(3,720)	—		(3,720)
Notes receivable for stock purchases	(231)	—		(231)
Accumulated other comprehensive income	2,836	—		2,836

Total stockholders’ equity	145,234	1,714		146,948

Total liabilities and stockholders’ equity	$498,981	$3,975		$502,956

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Sale of TXP-4 Gas Processing Plant (continued)

The following pro forma adjustments have been made to the consolidated balance sheet:

(a)	The pro forma cash balance has been increased by $27,453 for the estimated net proceeds received by the Company for the sale of the TXP-4 Plant. This amount consists of the following:

Selling price	$27,944
Less estimated cash transaction costs	(491)

Net proceeds	$27,453

(b)	The pro forma balance for prepaid expenses was reduced and the pro forma balance for deferred tax assets was increased to recognize changes in these accounts due to the tax effects of the sale.

(c)	The pro forma balance for asset held for sale has been reduced to reflect the sale of the TXP-4 Plant.

(d)	The pro forma balance for accounts payable and accrued liabilities was increased to reflect a liability for the buy-out of the operating lease of a Solar gas turbine set included in the sale of the TXP-4 Plant.

(e)	The pro forma balance for other liabilities has been reduced to reflect the write-off of the asset retirement obligation associated with the TXP-4 Plant.

(f)	The pro forma accumulated deficit balance has been decreased to reflect the Company’s estimated net gain and other income and expenses related to the sale of the TXP-4 Plant. The adjustment consists of the following:

Net proceeds	$27,453
Reduction of asset held for sale	(23,049)
Cost of gas turbine set included in sale	(3,141)
Reduction of prepaid expenses	(1,616)
Increase in deferred tax assets	1,187
Reversal of asset retirement obligation	880

$1,714

3. Stock-Based Compensation

The Company has two stock ownership plans under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares and restricted rights. The non-qualified options granted to employees and outside directors under the Willbros’ stock ownership plans generally vest over four years and expire after ten years. All restricted stock grants and restricted stock rights, also described as restricted stock units collectively “RSUs”, granted to employees have service conditions and vest in installments over periods of up to five years. Shares of common stock reserved for future grants under the plans were 1,038,417 at March 31, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective application method. Under this method, compensation cost recognized in the quarter ended March 31, 2006 includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures in the Company’s SEC reports), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3. Stock-Based Compensation (continued)

For RSUs, the Company uses the stock price as of the grant date to determine the fair value. Results for prior periods have not been adjusted.

The following table summarizes the impact of recognizing compensation expense related to stock options using fair value recognition provisions of SFAS No. 123R for the three months ended March 31, 2006:

Share-based salaries and wages	$118
Less income tax benefit	—

Decrease in net income	$118

Decrease in basic earnings per share	$(0.01)

Decrease in diluted earnings per share	$(0.01)

Share-based compensation related to RSUs is recorded based on the Company’s stock price as of the grant date. Recognition of share-based compensation related to RSUs was not impacted by the adoption of SFAS No. 123R. The Company had no tax benefits related to stock options during the three months ended March 31, 2006. Expense from both stock options and RSUs totaled $864 for the three months ended March 31, 2006.

Prior to January 1, 2006, the Company accounted for awards granted under the incentive plans following the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123. Because it is Willbros’ policy to grant stock options at the market price on the date of grant, the intrinsic value of these grants was zero and, therefore, no compensation expense was recorded. Under the modified prospective application method, results for prior periods have not been adjusted to reflect the effects of implementing SFAS No. 123R. The following pro forma information, is presented for comparative purposes and illustrates the pro forma effect on net loss and net loss per share for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation prior to January 1, 2006:

Pro Forma Three Months Ended March 31, 2005
Net loss, as reported	$(9,898)
Add stock-based employee compensation included in net loss	660
Less stock-based employee compensation determined under fair value method	(752)

Net loss, pro forma	$(9,990)

Per share amounts:
Basic net loss per share, as reported	$(0.47)

Basic net loss per share, pro forma	$(0.47)

Diluted net loss per share, as reported	$(0.47)

Diluted net loss per share, pro forma	$(0.47)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3. Stock-Based Compensation (continued)

The fair values of stock options granted for the three months ended March 31, 2005, were estimated using the Black-Scholes valuation method with the weighted average assumptions listed below:

Weighted average grant date fair value	$6.75
Weighted average assumptions used:
Expected volatility	43.61%
Expected lives	3.00 yrs
Risk-free interest rates	2.28%
Expected dividend yield	0.00%

Stock option activity for the three months ended March 31, 2006, consists of:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	887,270	$11.76
Granted	130,000	17.30
Exercised	(19,870)	8.41
Forfeited	(11,250)	15.01

Outstanding at March 31, 2006	986,150	$12.52

Exercisable at March 31, 2006	832,900	$11.87

The following table summarizes information related to stock options outstanding at March 31, 2006:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 5.06 - $6.94	209,900	3.69 Years	$6.18	209,900	$6.18
7.26 - 11.88	153,000	4.42 Years	8.83	133,500	8.93
12.38 - 14.94	216,000	4.78 Years	14.36	186,000	14.27
15.00 - 21.19	407,250	6.38 Years	16.20	303,500	15.62

	986,150			832,900

As of March 31, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $6,845. During the three months ended March 31, 2006, the total intrinsic value of options exercised was $220. There was no tax benefit realized related to those exercises.

The fair values of stock options granted for the three months ended March 31, 2006, were estimated using the Black-Scholes valuation method with the weighted average assumptions listed below:

Weighted average grant date fair value	$6.69
Weighted average assumptions used:
Expected volatility	45.10%
Expected lives	3.46 yrs
Risk-free interest rates	4.30%
Expected dividend yield	0.00%

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3. Stock-Based Compensation (continued)

Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s historical share option exercise experience. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

Activity related to RSUs for the three months ended March 31, 2006, is summarized in the following table.

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2006	441,375	$19.61
Granted	100,000	18.61
Vested, shares released	(87,500)	17.64

Outstanding at March 31, 2006	453,875	$19.77

The RSUs outstanding at March 31, 2006 include 41,666 RSUs which are vested but have a deferred share issuance date.

As of March 31, 2006, there was a total of $8,151 of unrecognized compensation costs, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted in the Company’s incentive plans. That cost is expected to be recognized over a weighted-average period of 2.63 years.

4. New Accounting Pronouncements

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This standard is effective for annual reporting periods beginning after June 30, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date, as well as the unvested portion of prior awards. The Company adopted the standard as of January 1, 2006 on a modified prospective allocation basis. The standard did not have a material impact on its financial statements (see note 3).

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. Since the Company’s international construction generally occurs in remote locations, making timely outside delivery uncertain, parts and supplies are maintained either at the work site or in warehouses close to the operation. During periods of high utilization, parts and supplies are generally consumed and replenished within a one-year period. During a period of lower utilization in a particular location, the parts and supplies are generally not transferred to other international locations until new contracts are obtained because of the significant transportation costs, which would result from such transfers. Parts and supplies are valued at the lower of

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

4. New Accounting Pronouncements (continued)

cost or market value, net of a reserve for obsolescence of $22,319 and $19,490 at March 31, 2006 and December 31, 2005, respectively. The Company adopted the standard as of January 1, 2006, and the standard did not have a material impact on its financial statements.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” to replace APB Opinion No. 20 and SFAS No. 3. This statement requires retroactive application of a change in accounting principle to prior years’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of a change. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the standard as of January 1, 2006, and the standard did not have a material impact on its financial statements.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company adopted the standard as of January 1, 2006, and the standard did not have a material impact on its financial statements.

5. Foreign Exchange Risk

The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2006 or December 31, 2005.

6. Income Taxes

During the three-month period ended March 31, 2006, the Company recorded income taxes of $5,968, on income before income taxes of $1,375. During the three-month period ended March 31, 2005, the Company recorded a provision for income taxes of $2,764 on a loss before income taxes of $7,134. The circumstances that gave rise to the Company recording provisions for income taxes in excess of 100% of pre-tax income and loss, respectively, for the three-month periods were primarily the result of income taxes in certain countries being based on a deemed income (percentage of revenue) rather than on taxable income, and the fact that losses in one country cannot to be used to offset taxable income in another country.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
2.75% convertible senior notes	$70,000	$70,000
6.5% senior convertible notes	84,500	65,000
Other obligations	10,693	3,020

Total long-term debt	165,193	138,020
Less current portion	(10,392)	(2,680)

Long-term debt, less current portion	$154,801	$135,340

2.75% Convertible Senior Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at March 31, 2006). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes. Since the non-compliance issues under the 2004 Credit Facility discussed below did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the 2.75% Notes.

On June 10, 2005, the Company received a letter from a law firm representing an investor claiming to be the owner of in excess of 25% of the 2.75% Notes asserting that, as a result of the Company’s failure to timely file with the SEC its 2004 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, it was placing the Company on notice of an event of default under the indenture dated as of March 12, 2004 between the Company as issuer, and JPMorgan Chase Bank, N.A., as trustee (the

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Long-term Debt (continued)

“Indenture”), which governs the 2.75% Notes. The Company indicated that it did not believe that it had failed to perform its obligations under the relevant provisions of the Indenture referenced in the letter. On August 19, 2005, the Company entered into a settlement agreement with the beneficial owner of the 2.75% Notes on behalf of whom the notice of default was sent, pursuant to which the Company agreed to use commercially reasonable efforts to solicit the requisite vote to approve an amendment to the Indenture (the “Indenture Amendment”). The Company obtained the requisite vote and on September 22, 2005, the Indenture Amendment became effective.

The Indenture Amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a “Fundamental Change” which is a change of control event in which 10% or more of the consideration in the transaction consists of “cash,” to make a “coupon make-whole payment” equal to the present value (discounted at the U.S. Treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013. Unamortized debt issue costs of $2,635 and $2,714 associated with the 2.75% Notes are included in other assets at March 31, 2006 and December 31, 2005, respectively, and are being amortized over the seven-year period ending March 2011.

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

The 6.5% Notes are governed by an Indenture dated December 23, 2005 and were entered into by and among the Company, as issuer, Willbros USA, Inc., as guarantor (“WUSAI”), and The Bank of New York, as Trustee (the “Indenture”), and were issued under the Purchase Agreement in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 3,702,439 shares at December 31, 2005), subject to adjustment in certain circumstances.

Pursuant to the Purchase Agreement, the Company and WUSAI have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act.

During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 aggregate principal amount of the 6.5% Notes. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes, which is equivalent to an initial conversion price of approximately $17.56 per share, subject to adjustment in certain circumstances resulting in 4,813,171 shares as of March 31, 2006, subject to adjustment in certain circumstances. Collectively, the primary offering and purchase option of the 6.5% Notes total $84,500. The 6.5% Notes are general senior unsecured obligations. Interest is to be paid semi-annually on June 15 and December 15, beginning June 15, 2006.

The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a Fundamental Change, as defined in the Indenture, for 110% of the principal amount if the Fundamental Change occurs prior to December 31, 2006, and for 100% of

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Long-term Debt (continued)

the principal amount if the Fundamental Change occurs after that date. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with the Fundamental Change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0% to 31.4% depending on when the Fundamental Change occurs and the price of the Company’s stock at the time the Fundamental Change occurs.

Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100% of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a default of $10,000 or more on any credit agreement, including the 2004 Credit Facility and the 2.75% Notes, a corresponding event of default would result under the 6.5% Notes. Unamortized debt issue costs of $3,531 and $698 associated with the 6.5% Notes are included in other assets at March 31, 2006 and December 31, 2005, respectively, and are being amortized over the seven-year period ending December 2012.

2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00% or on a Eurodollar rate plus a margin ranging from 1.75% to 3.00%. The 2004 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and parts and supplies inventories. Unamortized debt issue costs of $728 and $982 associated with the 2004 Credit Facility are included in other assets at March 31, 2006 and December 31, 2005, respectively, and are being amortized over the term of the 2004 Credit Facility ending March 2007.

As of March 31, 2006, there were no borrowings under the 2004 Credit Facility and there were $46,311 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75% of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $70,000 (see “2004 Credit Facility Waivers” below).

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

On July 19, 2005, the Company entered into a Second Amendment and Waiver Agreement (“Waiver Amendment”) of the 2004 Credit Facility with the bank group to obtain continuing waivers regarding its non-compliance with certain financial and non-financial covenants in the 2004 Credit Facility. Under the terms of the Waiver Amendment, the total credit availability under the 2004 Credit Facility was reduced to $100,000 as of the effective date of the Waiver Amendment. Subject to certain conditions, the bank group agreed to permanently waive all existing and probable technical defaults under the 2004 Credit Facility as long as the Company submitted year-end 2004 financial statements and interim financial statements for the quarters ended March 31 and June 30, 2005 by November 22, 2005. These conditions relate primarily to submissions of various financial statements and other financial and borrowing base related information.

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

8. Loss Per Share

Basic and diluted loss per common share for the three-month periods ended March 31, 2006 and 2005 are computed as follows:

	Three Months Ended March 31,
	2006	2005
Net loss applicable to common shares	$(4,593)	$(9,898)

Weighted average number of common shares outstanding for basic earnings per share	21,345,530	21,250,257
Effect of dilutive potential common shares from stock options and convertible notes	—	—

Weighted average number of common shares outstanding for diluted earnings per share	21,345,530	21,250,257

Loss per common share:
Basic	$(0.22)	$(0.47)

Diluted	$(0.22)	$(0.47)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

8. Loss Per Share (continued)

The Company incurred net losses for the three months ended March 31, 2006 and 2005, respectively, and has therefore excluded the securities listed below from the computation of diluted loss per share as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2006	2005
2.75% convertible senior notes	3,595,277	3,595,277
6.5% senior convertible notes	4,813,171	—
Stock options	997,400	953,770
Restricted stock	255,000	292,875

	9,660,848	4,841,922

In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the 8,408,448 shares issuable upon conversion of both the 6.5% Notes and the 2.75% Notes will be included in diluted income (loss) per share if those securities are dilutive, regardless of whether the conversion prices of $19.47 and $17.56, respectively, have been met.

9. Segment Information

The Company’s two segments, International and United States & Canada (also “US & Canada”), are strategic business units that are managed separately as each segment has different operational requirements and marketing strategies. Management believes, due to the composition of current work and potential work opportunities, and the nuances of the geographic markets the Company serves, that the organization should be viewed on a geographic basis. The International segment consists of all construction, engineering and facilities development operations in countries other than the United States and Canada. Currently such operations are in Africa, the Middle East, and South America. The United States & Canada segment consists of all construction, engineering and facilities development operations in the United States and Canada. The Company’s corporate operations include the general, administrative, and financing functions of the organization. The costs of these functions are allocated between the two operating segments. The Company’s corporate operations also include various other assets that are allocated between the two operating segments.

The table below reflects the Company’s operating segments for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Total	International	US & Canada	Total	International	US & Canada
Revenue	$248,496	$149,901	$98,595	$131,602	$87,034	$44,568
Operating expense:
Contract costs	227,127	133,898	93,229	114,835	73,580	41,255
Depreciation and amortization	5,175	2,716	2,459	5,307	3,016	2,291
General and administrative	15,651	11,036	4,615	17,068	12,519	4,549
Other operating costs	—	—	—	1,084	1,084	—

	247,953	147,650	100,303	138,294	90,199	48,095

Operating income (loss)	$543	$2,251	$(1,708)	$(6,692)	$(3,165)	$(3,527)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

9. Segment Information (continued)

The table below reflects the Company’s operating segments as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
International	$287,666	$261,727
United States & Canada	225,954	237,254

Total consolidated assets	$513,620	$498,981

10. Contingencies, Commitments and Other Circumstances

On January 6, 2005, J. Kenneth Tillery, then President of Willbros International, Inc. (“WII”), who was principally responsible for all international operations, resigned from the Company. Following Mr. Tillery’s resignation, the Audit Committee, working with independent outside legal counsel and forensic accountants retained by such legal counsel, commenced an independent investigation into the circumstances surrounding the Bolivian tax assessment and the actions of Mr. Tillery in other international locations. The Audit Committee’s investigation identified payments that were made by or at the direction of Mr. Tillery in Bolivia, Nigeria and Ecuador which may have been violations of the United States Foreign Corrupt Practices Act (“FCPA”) and other United States laws. The investigation also revealed that Mr. Tillery authorized numerous transactions between Company subsidiaries and entities in which he apparently held an ownership interest or exercised significant control. In addition, the Company has learned that certain acts carried out by Mr. Tillery and others acting under his direction with respect to a bid for work in Sudan may constitute facilitation efforts prohibited by U.S. law, a violation of U.S. trade sanctions and the unauthorized export of technical information.

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

On May 18, 2005 a securities class-action lawsuit, captioned Legion Partners, LLP v. Willbros Group, Inc. et al., was filed in the United States District Court for the Southern District of Texas against the Company and

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

10. Contingencies, Commitments and Other Circumstances (continued)

certain of its present and former officers and directors. Thereafter, three nearly identical lawsuits were filed. Plaintiffs purport to represent a class composed of all persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive. These complaints generally allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act and allege, among other things, that defendants made false or misleading statements of material fact about the Company’s financial statements. The plaintiffs seek unspecified monetary damages and other relief. On October 17, 2005, the Court ordered these actions consolidated and appointed ADAR Investments, LLC as Lead Plaintiff and Bernstein, Liebhard & Lifshitz of New York as Lead Plaintiff’s counsel. As ordered by the Court, the plaintiff filed a consolidated amended complaint on January 9, 2006. The Consolidated Amended Complaint alleges that WGI and certain of its present and former officers and directors, including Michael Curran, Warren Williams, and J. Kenneth Tillery, violated the Securities Exchange Act of 1934 through a series of false and misleading statements and a “scheme to defraud.” The alleged misrepresentations and scheme to defraud relate to the activities of Mr. Tillery in Nigeria and Bolivia, certain alleged accounting errors, the restatement of past finance results, and alleged Foreign Corrupt Practices Act violations. The plaintiffs seek to recover damages on behalf of all purchasers of WGI common stock during the purported class period. The complaint seeks unspecified monetary damages and other relief. WGI filed a motion to dismiss the complaint on March 9, 2006, and briefing on that motion was completed on June 14, 2006. The Court has not indicated whether it will hear oral argument on the motion and/or when it will decide the motion. While the outcome of such lawsuits cannot be predicted with certainty, the Company believes that it has meritorious defenses and is defending itself vigorously.

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

On February 18, 2006, the Willbros 318 combination derrick/lay barge, working in the Forcados River in Nigeria, was attacked by militants allegedly affiliated with a group calling itself the Movement for the Emancipation of the Niger Delta (“MEND”). Nine personnel were taken hostage. As a result of the heightened security risk in the Niger Delta, three projects in the area were interrupted and security protocols for all the Company’s work in Nigeria were reviewed and are being adjusted to meet this escalating threat. On March 1, 2006, six hostages were released unharmed and repatriated to their home countries. On March 27, the remaining three hostages were released unharmed and were likewise repatriated to their home countries. Negotiations for release of these hostages were, in large measure, the result of an extensive dialogue between Nigerian federal and state government representatives and representatives of MEND. Willbros paid no ransom for release of the hostages.

The Willbros 318 remains anchored in the Forcados River. The Company has had to cease work on certain projects in Niger Delta region of Nigeria as a result of the militant activities in the area. Other projects outside of the Niger Delta have also been negatively impacted by these militant activities. We are currently in discussions with our clients in Nigeria to address the changed working environment from both a security and commercial perspective. These discussions are ongoing. Accordingly, we cannot estimate at this time the effect these escalating hostilities will have on our current or future project activities in Nigeria.

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

At March 31, 2006 and December 31, 2005, other assets and accounts receivable include anticipated recoveries from insurance or third parties of $1,301 and $4,656, respectively, related to repairs of pipelines under two construction projects. The Company believes the recovery of these costs from insurance or other parties is probable. Actual recoveries may vary from these estimates.

Certain post-contract completion audits and reviews are periodically conducted by clients and/or government entities. While there can be no assurance that claims will not be received as a result of such audits and reviews, management does not believe a legitimate basis for any material claims exists. At present, it is not possible for management to estimate the likelihood of such claims being asserted or, if asserted, the amount or nature thereof.

In connection with the Company’s 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture’s outstanding borrowings with two banks. The guarantee decreases as borrowings are repaid. As of March 31, 2006, the maximum amount of future payments the Company could be required to make under this guarantee is approximately $2,133.

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company’s customers may require the Company to provide letters of credit or insurance bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2006, the Company had approximately $112,799 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of March 31, 2006, related to these commitments.

In addition to the matters discussed above, the Company is a party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position.

In connection with the private placement of the 6.5% Notes (see Note 7) on December 23, 2005, the Company entered into a Registration Rights Agreement with the Purchasers. The Registration Rights Agreement requires the Company to file a registration statement with respect to the resale of the sales of the Company’s common stock issuable upon conversion of the 6.5% Notes no later than June 30, 2006 and to use its best efforts to cause such registration statement to be declared effective no later than December 31, 2006. In the event the Company is unable to satisfy its obligations under the Registration Rights Agreement, the Company will owe additional interest to the holders of the 6.5% Notes at a rate per annum equal to 0.5% of the principal amount of the 6.5% Notes for the first 90 days and 1.0% per annum from and after the 91st day following such event.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

11. Related Party Transactions

During the past several years, certain of the Company’s subsidiaries entered into commercial agreements with companies in which the former President of Willbros International, Inc., J. Kenneth Tillery, apparently had an ownership interest. These ownership interests had not been previously disclosed to the Company. Those companies included Arbastro Trading, Ltd., Windfall Energy Services, Ltd., Oco Industrial Services, Ltd., Hydrodive Offshore Services International, Inc., Hydrodive Nigeria, Ltd. and Hydrodive International, Ltd. All are companies that chartered or sold marine vessels to the Company’s subsidiaries. Hydrodive Offshore Services International, Inc. and Hydrodive International, Ltd. also provided diving services to the Company’s subsidiaries. Payment terms for these vendors range from due on receipt to net 30 days. The settlement method was cash.

Mr. Tillery also appears to have exercised significant influence over the activities of Symoil Petroleum, Ltd. and Fusion Petroleum Services, Ltd., which provided consulting services for projects in Nigeria, and Kaplan and Associates, which provided consulting services for projects in Bolivia and certain other foreign locations.

Mr. Tillery resigned his position with the Company on January 6, 2005 and accordingly none of the companies identified above are considered related parties subsequent to that date. In the fourth quarter of 2005, the Company settled all outstanding claims with Windfall Energy Services Ltd., Hydrodive International, Ltd., and Hydrodive Nigeria Ltd. The Company entered into new contracts governing services to be provided by these vendors in the future.

Payments made to companies where Mr. Tillery appears to have had an undisclosed ownership interest during the three-month period ended March 31, 2005 were recorded as contract cost on Nigerian projects and are detailed below:

Three Months Ended March 31, 2005
Hydrodive International, Ltd.	$1,243
Windfall Energy Services, Ltd.	300
Oco Industrial Services, Ltd.	3

Total	$1,546

Outstanding amounts owed to related parties in which Mr. Tillery appears to have had an undisclosed ownership interest or over which he appears to have exercised significant influence and which are included in accounts payable and accrued liabilities at March 31, 2005 are as follows:

March 31, 2005
Hydrodive International, Ltd.	$920
Windfall Energy Services, Ltd.	917
Hydrodive Nigeria, Ltd.	13

Total	$1,850

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

Set forth below are the condensed consolidating financial statements of (a) WGI, (b) Willbros USA, Inc. (“WUSAI”), which is a guarantor of the 6.5% Notes, and (c) all other direct and indirect subsidiaries which are not guarantors of the 6.5% Notes. There are currently no restrictions on the ability of WUSAI to transfer funds to WGI in the form of cash dividends or advances. Under the terms of the Indenture for the 6.5% Notes, WUSAI may not sell or otherwise dispose of all or substantially all of its assets to, or merge with or into

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

another entity, other than the Company, unless no default exists under the Indenture and the acquirer assumes all obligations of WUSAI under the Indenture. WGI is a holding company with no significant operations, other than through its subsidiaries.

The condensed consolidating financial statements present investments in both consolidated and unconsolidated subsidiaries using the equity method of accounting.

March 31, 2006 and December 31, 2005

Willbros Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$59,238	$(3,660)	$20,383	$—	$75,961
Restricted cash	4,064	—	—	—	4,064
Accounts receivable, net	—	39,049	110,270	—	149,319
Contract cost and recognized income not yet billed	—	8,774	63,214	—	71,988
Prepaid expenses	—	19,250	23,448	—	42,698
Parts and supplies inventories	—	665	21,654	—	22,319
Receivables from affiliated companies	182,339	—	—	(182,339)	—

Total current assets	245,641	64,078	238,969	(182,339)	366,349
Deferred tax assets	—	7,921	2,684	—	10,605
Property, plant and equipment, net	—	29,484	87,357	—	116,841
Investment in subsidiaries	45,488	—	—	(45,488)	—
Other assets	6,165	3,325	10,335	—	19,825

Total assets	$297,294	$104,808	$339,345	$(227,827)	$513,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$10,384	$8	$—	$10,392
Accounts payable and accrued liabilities	1,610	26,846	160,190	—	188,646
Contract billings in excess of cost and recognized income	—	763	5,941	—	6,704
Accrued income tax	—	5,519	5,140	—	10,659
Payables to affiliated companies	—	24,063	158,276	(182,339)	—

Total current liabilities	1,610	67,575	329,555	(182,339)	216,401
Long-term debt	154,500	298	3	—	154,801
Other liabilities	—	417	817	—	1,234

Total liabilities	156,110	68,290	330,375	(182,339)	372,436
Stockholders’ equity:
Common stock	1,086	8	32	(40)	1,086
Capital in excess of par value	163,038	89,156	8,526	(97,682)	163,038
Retained earnings (deficit)	(19,759)	(52,646)	707	51,939	(19,759)
Other stockholders’ equity components	(3,181)	—	(295)	295	(3,181)

Total stockholders’ equity	141,184	36,518	8,970	(45,488)	141,184

Total liabilities and stockholders’ equity	$297,294	$104,808	$339,345	$(227,827)	$513,620

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,794	$(5,240)	$12,027	$—	$65,581
Accounts receivable, net	196	61,790	115,667	—	177,653
Contract cost and recognized income not yet billed	—	5,839	38,172	—	44,011
Prepaid expenses	—	11,001	15,618	—	26,619
Parts and supplies inventories	—	—	19,490	—	19,490
Receivables from affiliated companies	173,080	—	—	(173,080)	—

Total current assets	232,070	73,390	200,974	(173,080)	333,354
Property, plant and equipment, net	—	29,956	86,304	—	116,260
Asset held for sale	—	23,049	—	—	23,049
Investment in subsidiaries	46,158	—	—	(46,158)	—
Other assets	3,412	6,043	16,863	—	26,318

Total assets	$281,640	$132,438	$304,141	$(219,238)	$498,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$2,671	$9	$—	$2,680
Accounts payable and accrued liabilities	1,406	45,614	137,272	—	184,292
Contract billings in excess of cost and recognized income	—	1,123	22,874	—	23,997
Accrued income tax	—	1,308	4,364	—	5,672
Payables to affiliated companies	—	44,183	128,897	(173,080)	—

Total current liabilities	1,406	94,899	293,416	(173,080)	216,641
Long-term debt	135,000	334	6	—	135,340
Other liabilities	—	953	813	—	1,766

Total liabilities	136,406	96,186	294,235	(173,080)	353,747
Stockholders’ equity:
Common stock	1,082	8	32	(40)	1,082
Capital in excess of par value	161,596	89,156	8,526	(97,682)	161,596
Retained earnings (deficit)	(15,166)	(52,912)	1,585	51,327	(15,166)
Other stockholders’ equity components	(2,278)	—	(237)	237	(2,278)

Total stockholders’ equity	145,234	36,252	9,906	(46,158)	145,234

Total liabilities and stockholders’ equity	$281,640	$132,438	$304,141	$(219,238)	$498,981

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$52,819	$195,667	$—	$248,496
Operating expenses:
Contract	—	49,268	177,859	—	227,127
Depreciation and amortization	—	1,954	3,221	—	5,175
General and administrative	2,660	2,709	10,282	—	15,651

	2,660	53,931	191,362	—	247,953

Operating income (loss)	(2,660)	(1,112)	4,315	—	543
Other income (expense):
Equity in loss of consolidated subsidiaries	(570)	—	—	570	—
Interest – net	(1,363)	(148)	(71)	—	(1,582)
Other – net	—	2,210	204	—	2,414

Income (loss) before income taxes	(4,593)	950	4,448	570	1,375
Provision for income taxes	—	640	5,328	—	5,968

Net income (loss)	$(4,593)	$310	$(880)	$570	$(4,593)

	Three Months Ended March 31, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$33,105	$98,497	$—	$131,602
Operating expenses:
Contract	—	30,775	84,060	—	114,835
Depreciation and amortization	—	1,935	3,372	—	5,307
General and administrative	1,221	3,384	12,463	—	17,068
Other operating costs	—	—	1,084	—	1,084

	1,221	36,094	100,979	—	138,294

Operating loss	(1,221)	(2,989)	(2,482)	—	(6,692)
Other income (expense):
Equity in loss of consolidated subsidiaries	(8,392)	—	—	8,392	—
Interest – net	(285)	(254)	(7)	—	(546)
Other – net	—	(44)	148	—	104

Loss before income taxes	(9,898)	(3,287)	(2,341)	8,392	(7,134)
Provision (benefit) for income taxes	—	(1,155)	3,919	—	2,764

Net income (loss)	$(9,898)	$(2,132)	$(6,260)	$8,392	$(9,898)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006
	WGI	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(2,526)	$2,761	$(19,989)	$—	$(19,754)
Cash flows from investing activities:
(Purchase) disposal of property, plant and equipment	—	20,650	(1,073)	—	19,577
Other investing activities	(4,064)	—	—	—	(4,064)

Cash provided by (used in) investing activities	(4,064)	20,650	(1,073)	—	15,513

Cash flows from financing activities:
Proceeds from issuance of convertible notes	19,500	—	—	—	19,500
Proceeds from issuance of common stock	167	—	—	—	167
Advances from (repayments to) parent/affiliates	(9,259)	(20,120)	29,379	—	—
Repayment of bank and other debt	—	(1,711)	(1)	—	(1,712)
Costs of debt issuance and other	(3,374)	—	—	—	(3,374)

Cash provided by (used in) financing activities	7,034	(21,831)	29,378	—	14,581

Effect of exchange rate changes on cash and cash equivalents	—	—	40	—	40

Cash provided by all activities	$444	$1,580	$8,356	$—	$10,380

	Three Months Ended March 31, 2005
	WGI	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(1,121)	$7,160	$(7,494)	$—	$(1,455)
Cash flows from investing activities:
(Purchase) disposal of property, plant & equipment	—	(1,976)	(5,299)	—	(7,275)
Other investing activities	—	243	(202)	—	41

Cash used in investing activities	—	(1,733)	(5,501)	—	(7,234)
Cash flows from financing activities:
Proceeds from issuance of bank and other debt	—	230	557	—	787
Proceeds from issuance of common stock	362	—	—	—	362
Advances from (repayments to) parent/affiliates	(6,516)	(1,085)	7,601	—	—
Repayment of bank and other debt	—	(2,896)	(13)	—	(2,909)
Costs of debt issuance and other	(231)	—	(419)	—	(650)

Cash provided by (used in) financing activities	(6,385)	(3,751)	7,726	—	(2,410)
Effect of exchange rate changes on cash on cash and cash equivalents	—	—	280	—	280

Cash provided by (used in) all activities	$(7,506)	$1,676	$(4,989)	$—	$(10,819)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements for the three-month interim periods ended March 31, 2006 and 2005, included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

We derive our revenue from providing construction, engineering and facilities development operations to the oil, gas and power industries and government entities worldwide. In the quarter ended March 31, 2006, our revenue was primarily generated from operations in Canada, Nigeria, Oman and the United States. We obtain contracts for our work mainly by competitive bidding or through negotiations with long-standing or prospective clients. Contracts have durations from a few weeks to several months or in some cases more than a year.

We believe the fundamentals supporting the demand for engineering and construction services for the oil, gas and power industries indicate the market for our services will be strong in the mid- to long-term. We are encouraged by many positive developments in the markets that we serve. In addition to increased bid activity in several of our markets, we are optimistic about new oil and gas production developments in Canada and Mexico, both of which are attractive markets for our engineering and construction services. The move toward LNG is also expected to bring more opportunities to Willbros in North America and in the producing/exporting countries.

The engineering market in North America has become capacity constrained and we are being more selective, accepting assignments that offer higher margins, complement strategic objectives and position us for engineering, procurement and construction (“EPC”) assignments. We believe this heightened engineering activity is the precursor to higher levels of construction activity in North America. Numerous discussions and contract negotiations with potential customers regarding pipeline and station construction projects in North America, coupled with the increase in engineering assignments, support our belief that activity in North America should increase in 2006 and 2007. This belief is further substantiated by the 121% revenue increase for U.S. & Canada in the first quarter of 2006 as compared to the same quarter in 2005.

In December 2005, we sold $65,000 of 6.5% Senior Convertible Notes (the “6.5% Notes”) and in the first quarter of 2006 we sold an additional $19,500 of such notes under a purchase option with the initial purchasers bringing the aggregate principal amount of the 6.5% Notes to $84,500. We felt this was necessary to meet an increasing demand for working capital as our business ramped up to a $1.0 billion plus revenue run rate and to make it possible for the Company to take on additional work.

In January 2006 we sold the TXP-4 Plant in Opal, Wyoming and settled some other matters associated with related projects for cash of approximately $32,500 and re-invested the money in our core business. Although the TXP-4 Plant was profitable, we determined not to make this type of asset a core component of our business on a go-forward basis. In addition, the ownership and operations of the TXP-4 Plant presented some very real opportunities for us to have conflicts with our engineering and construction clients.

In January 2006, Randy Harl joined the Company as President, Chief Operating Officer and Director. In addition, our board of directors selected Mr. Harl to succeed Mr. Curran as Chief Executive officer in January 2007. Mr. Curran will continue to serve as Chairman of the Board of Directors in 2007.

Beginning in early 2006, attacks on Nigerian oil installations and the kidnapping of oil workers in the Niger Delta escalated with the emergence of a group calling themselves the Movement for the Emancipation of the Niger Delta (“MEND”). The crux of the Niger Delta conflict is the escalation of a longstanding troubled relationship between the Federal Government of Nigeria and the oil producing communities in the Niger Delta region, with the latter asserting that historically there has been inequitable sharing of Niger Delta oil revenue. In February 2006 we were directly impacted by these activities as nine of our employees were kidnapped and remained hostages until late March 2006. Some production operations in the Western Delta area are now shut in, having had the combined effect of elevating oil prices and interrupting or delaying projects we have underway in Nigeria. We are in negotiations with our clients in Nigeria to address these heightened security concerns and to mitigate the negative commercial impact of these recent events in Nigeria. While our clients have demonstrated an appreciation of our problems and a willingness to work with us on this combination of security concerns and commercial issues, the outcome of those negotiations is still uncertain, as is their ultimate effect on our revenue, operating results and cash flow. However, these events have negatively impacted our revenue, operating results and cash flow, and it is likely this negative impact will continue in the near term.

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

In the first quarter of 2006, we saw our general and administrative expense (“G&A”) decrease by $1,417 compared to the same period in 2005. This reduction was achieved in spite of a significant increase in our insurance costs, a substantial increase in our operations, and the continued support of the ongoing investigations by the SEC and the DOJ.

Financial Summary

For the quarter ended March 31, 2006, we had a loss of $4,593 or $0.22 per share on revenue of $248,496. This compares to revenue of $131,602 in the same quarter in 2005, when we reported a loss of $9,898 or $0.47 per share.

Revenue of $248,496 for the first quarter of 2006 represents a $116,894 (89%) increase over the revenue for the same period in 2005. The $116,894 increase in revenue was relatively equally distributed between our two business segments. The International and the United States & Canada segments revenue increased $62,867 and $54,027, respectively, in the first quarter of 2006 as compared to the first quarter of 2005.

Contract costs increased $112,292 (98%) to $227,127 in the first quarter of 2006 as compared to the same quarter of 2005 due to the activity increases in both operating segments. The 4.1 percentage point decrease in contract margin in the first quarter of 2006 as compared to the first quarter of 2005 is primarily the result of a decrease in the contract margins achieved on our international projects. In Nigeria, on the five largest projects that were in progress during the first quarter of 2006, we have seen an $8,300 decrease in our anticipated contract income or a 3.2 percentage point decrease in contract margin for the period. The decrease in contract margin is due to a combination of delays incurred on the projects and additional costs incurred as a result of the events that resulted in the Company’s Nigerian subsidiaries declaring force majeure on two of the five contracts. In the United States & Canada, contract margin was down two percentage points due to the sale of the TXP-4 Plant effective January 1, 2006 and an overall erosion of our contract margin in the United States & Canada segment on our fabrication, construction and maintenance work during the first quarter. We believe that there is an opportunity to recover a portion of the decrease in contract margin in the future as we negotiate various change orders and contract claims with our clients in both the International and United States & Canada segments.

G&A expenses decreased $1,417 (8%) to $15,651 in the first quarter of 2006 from $17,068 in the first quarter of 2005. The decrease was primarily attributable to cost reductions related to the 2005 management incident. For additional details, see Note 1 “Restatement of Consolidated Financial Statements” in the Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

We recognized $5,968 of income tax expense on $1,375 in earnings before income taxes in the first quarter of 2006. The $3,204 increase in income tax expense in the first quarter of 2006 as compared to the first quarter of 2005 is primarily the result of increased income taxes in Nigeria where taxes are calculated based on a deemed income (percentage of revenue) instead of actual pre-tax income. As noted above, we have seen a significant increase in our Nigerian revenue combined with a decrease in contract margins in the first quarter of 2006 as compared to the first quarter of 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2005, we identified and disclosed our significant accounting policies. Other than the adoption as of January 1, 2006, SFAS No. 123R, “Share Based Payments,” SFAS No. 151, “Inventory Costs” and SFAS No. 154, “Amounting Changes and Error Corrections,” the impact of which are discussed in Note 4 to the condensed consolidated financial statements included in this Form 10-Q, there have been no changes to our significant accounting policies during the three-month period ended March 31, 2006.

OTHER FINANCIAL MEASURES

EBITDA

We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for the three months ended March 31, 2006 was $8,132 as compared to $(1,281) for the same period in 2005, a $9,413 (735%) increase.

A reconciliation of EBITDA to GAAP financial information follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(4,593)	$(9,898)
Interest, net	1,582	546
Provision for income taxes	5,968	2,764
Depreciation and amortization	5,175	5,307

EBITDA	$8,132	$(1,281)

Backlog

We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. Backlog as of March 31, 2006 was $819,733 with an estimated embedded margin of 13.6% compared to $816,355 at December 31, 2005 with an estimated embedded margin of 15.5%.

RESULTS OF OPERATIONS

Our contract revenue and contract costs are significantly impacted by the capital budgets of our clients and the timing and location of development projects in the oil, gas and power industries worldwide. Contract revenue and cost variations by country from year to year are the result of (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of demand for our services.

Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Contract Revenue

Contract revenue increased $116,894 (89%) to $248,496 due to increases in both International and United States & Canada segments. A quarter-to-quarter comparison of revenue is as follows:

	Three Months Ended March 31,
	2006	2005	Increase	Percent Change
International	$149,901	$87,034	$62,867	72%
United States & Canada	98,595	44,568	54,027	121%

Total	$248,496	$131,602	$116,894	89%

International revenue increased $62,867 primarily because of increased work in Nigeria and West Africa in the first quarter of 2006 compared to the first quarter of 2005.

United States & Canada revenue increased $54,027 as a result of a $32,008 increase in Canada and increased construction and engineering activity in the United States of $22,019.

Contract Income

Contract income increased $4,602 (27.4%) to $21,369 in the first quarter of 2006 as compared to the same quarter in 2005. A quarter-to-quarter comparison of contract income is as follows:

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue	Increase	Percent Change
International	$16,003	10.7%	$13,454	15.5%	$2,549	18.9%
United States & Canada	5,366	5.4%	3,313	7.4%	2,053	62.0%

Total	$21,369	8.6%	$16,767	12.7%	$4,602	27.4%

International contract income increased $2,549 and contract margins decreased 4.8 percentage points in the first quarter of 2006 as compared to the same quarter in 2005. The increase in contract income is due to the increased revenue level resulting from the increased work in Nigeria and West Africa. The decrease in contract margin is due primarily to the events in Nigeria that resulted in us declaring force majeure on two of the five major projects underway in the first quarter of 2006. These events resulted in a combination of delays and additional costs incurred on virtually all projects in Nigeria.

United States & Canada contract income increased $2,053 and contract margin decreased 2.0 percentage points during the first quarter of 2006 as compared to the same quarter in 2005. The decreased contract margin is mainly due to the impact of the gain on the sale of the TXP-4 Plant and an overall erosion of our contract margin on our fabrication, construction and maintenance work during the quarter.

Other Operating Expenses

Depreciation and amortization decreased $132 (2%) in the first quarter of 2006 as compared to the same period in 2005 primarily due the sale of the TXP-4 Plant.

G&A decreased $1,417 (8%) to $15,651 in the first quarter of 2006 from $17,068 in the same quarter of last year. The decrease in G&A compared to the same period in the prior year was achieved even after incurring increased insurance costs of $1,059 and additional staffing costs of $446.

Non-Operating Items

Interest – net increased to $1,582 in the first quarter of 2006 from $546 in the same quarter last year due to additional interest expense related to the issuance of the 6.5% Notes. Other income – net increased to $2,414 in the first quarter of 2006 from $104 in the same quarter of last year primarily as a result of the gain on the sale of the TXP-4 Plant.

We recognized $5,968 of tax expense on $1,375 in earnings before income taxes in the first quarter of 2006. The $3,204 tax expense increase in the first quarter of 2006 resulted primarily from accruing income taxes in Nigeria where taxes are calculated and based on deemed income (percentage of revenue) rather than actual pre-tax income.

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

Working Capital

Cash, cash equivalents and restricted cash increased $14,444 (22%) to $80,025 at March 31, 2006 from $65,581 at December 31, 2005. This first quarter of 2006 cash increase was primarily attributable to (a) the sale of the TXP-4 Plant resulting in net cash proceeds of $25,290, offset by reductions for purchase of property, plant and equipment and investment of restricted cash of $5,713 and $4,064, respectively, resulting in a net increase of $15,513 in cash provided by investing activities and (b) $19,500 of proceeds from the issuance of additional 6.5% Notes, the primary contributor to a net $14,581 increase in cash provided by financing activities. These increases were offset by $19,754 of cash used in operating activities.

Working capital increased $33,235 (28%) primarily from increases in cash and cash equivalents of $10,380, restricted cash of $4,064, contract costs and recognized income not yet billed of $28,049, prepaid expenses of $16,079 and parts and supplies inventories of $2,829. Offsetting these increases was a decrease in accounts receivable of $28,106.

Cash flows from operations declined by $18,299 compared to the same period in 2005, to a negative cash flow of $19,754 from a negative cash flow of $1,455.

We believe the anticipated increase in revenue, a focus on reducing working capital requirements internationally and increased analysis in the area of capital asset additions will improve cash flow from operations during the remainder of 2006.

2.75% Convertible Senior Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at March 31, 2006). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price, or $23.36 per share, based on the initial conversion price.

On September 22, 2005, the Company entered into an amendment of the indenture with holders of the 2.75% Notes (the “Indenture Amendment”). The Indenture Amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10% or more of the consideration in the transaction consists of “cash,” to make a “coupon make-whole payment” equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013.

6.5% Senior Convertible Notes

On December 22, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”) for a private placement of $65,000 aggregate principal amount of its 6.5% Senior Convertible Notes due 2012. The private placement closed on December 23, 2005. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs for our current level of operations. During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 of the 6.5% Notes, bringing the aggregate principal amount of the private placement to $84,500. The 6.5% Notes are general senior unsecured obligations. Interest is to be paid semi-annually on June 15 and December 15, beginning June 15, 2006.

The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 4,813,171 shares at March 31, 2006), subject to adjustment in certain circumstances.

2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00% or on a Eurodollar rate plus a margin ranging from 1.75% to 3.00%. The 2004 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and spare parts.

During the period from August 6, 2004 to June 14, 2006, the Company entered into various amendments and waivers to the 2004 Credit Facility with its syndicated bank group to waive non-compliance with certain financial and non-financial covenants. Among other things, the amendments provided that (1) certain financial covenants and reporting obligations were waived and/or modified to reflect the Company’s current and anticipated future operating performance, (2) the ultimate reduction of the facility to $70,000 for issuance of letter of credit obligations only, and (3) a requirement for the Company to maintain a minimum cash balance of $15,000.

As of March 31, 2005, there were no borrowings under the 2004 Credit Facility and there were $46,311 in outstanding letters of credit.

Liquidity

We believe that cash flows from operations and the net proceeds from the sales of the 6.5% Notes and the TXP-4 Plant will be sufficient to finance working capital and capital expenditures for our normal ongoing operations at our present level of activity. Capital expenditures for equipment for 2006 are estimated at $25,000. We believe that while there are numerous factors that could and will have an impact on our cash flow, both positively and negatively, the vast majority of which, should they occur, could be funded from our future operations and existing cash balances. We are in the process of obtaining a new credit facility to replace the 2004 Credit Facility that expires March 12, 2007. However, since February 18, 2006, attacks on oil installations and the kidnapping of oil workers in the Niger Delta have escalated with the emergence of a group calling itself MEND. Some production operations in the Western Delta area are now shut in, having had the combined effect of elevating oil prices and interrupting or delaying projects we have in progress in that market. We are in negotiations with our clients in Nigeria to address these heightened security concerns and to mitigate the commercial impacts on us from these recent events in Nigeria. While our clients have demonstrated an appreciation of our problems and a willingness to work with us on this combination of security concerns and commercial issues, the outcome of those negotiations is still uncertain as is their ultimate effect on our revenue, operating results and our cash flow. However, these events have negatively impacted our revenue, operating results and cash flow and it is likely this negative impact will continue in the near term. In addition, should the DOJ, SEC or OFAC, as a result of their investigations, criminally charge the Company or otherwise levy material civil and/or criminal fines or penalties against the Company or the Company is unable to obtain a new credit facility to replace the 2004 Credit Facility, these events could have a material adverse effect on the Company’s liquidity and operations. For a discussion of these and other events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled “Risk Factors” contained in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Contractual Obligations

As of March 31, 2006, we had $154,500 of outstanding debt related to the convertible notes.

Other contractual obligations and commercial commitments, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, did not materially change outside of payments made in the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for a summary of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	the results of government investigations into the actions of the Company and of current and former employees of the Company, including J. Kenneth Tillery, the former President of Willbros International, Inc.;

•	the consequences of the Company entering into a criminal plea agreement or a deferred prosecution agreement, including the imposition of civil or criminal fines, penalties, monitoring arrangements, or other sanctions that might be imposed as a result of government investigations;

•	difficulties we may encounter in obtaining new business, retaining existing business and/or collecting receivables in Nigeria and elsewhere because of the severance of long-term relationships with consultants and other individuals;

•	adverse results that we could suffer in civil litigation involving or arising from the actions of former employees and officers of the Company;

•	the assertion by parties to contracts with us that the actions of former employees of the Company were improper, which constitutes a breach of, or otherwise give rise to claims under, contracts to which we are a party;

•	determination that the actions of former employees of the Company caused us to breach our credit agreements or debt instruments, which could result in the lack of access to our credit facilities and the requirement to cash collateralize our existing letters of credit;

•	the commencement by foreign governmental authorities of investigations into the actions of current and former employees of the Company, and the determination that such actions constituted violations of foreign law;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and the Company’s established policies and rules;

•	curtailment of capital expenditures in the oil, gas and power industries;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	cancellation of projects, in whole or in part;

•	inclement weather;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to obtain adequate financing;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in the effective tax rate in countries where our work will be performed;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	the occurrence of the risk factors listed under Item 1A of the Company’s Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission from time to time; and

•	other factors, most of which are beyond our control.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise. For a more complete description of the circumstances surrounding the actions of the current and former employees of the Company, see the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, beginning on page 27.

Unless the context otherwise requires, all references in this Form 10-Q to “Willbros”, the “Company”, “we”, “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2006 and 2005 or during the three-month periods then ended.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at March 31, 2006 due to the generally short maturities of these items. At March 31, 2006, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At March 31, 2006, none of our indebtedness was subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2006, the disclosure controls and procedures are not effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

Company management with oversight from the Audit Committee has devoted substantial effort to the remediation of the material weaknesses described in Item 9A “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Specifically, subsequent to December 31, 2005, we are actively working to strengthen our accounting and finance functions to correct the identified material weaknesses in our internal controls and our efforts include:

•	the hiring of additional senior accounting personnel at both the business unit level and the corporate administrative offices during the first five months of 2006;

•	the initiation of efforts to develop more standardized and timely project management reporting and management review processes through documentation, training and retention of personnel;

•	the recruitment of candidates with the intention of expeditiously filing vacancies in our accounting, finance and project management functions;

•	the continued review and monitoring of the accounting department structure and organization, both in terms of size and expertise; and

•	the conducting of additional training and increased supervision of accounting personnel.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005, and Note 10 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 10 as to legal proceedings is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company (“the Annual Meeting”) was held on February 1, 2006, in Panama City, Panama. At the Annual Meeting, the stockholders of the Company elected Michael F. Curran and S. Fred Isaacs as Class III directors of the Company for three-year terms.

There were present at the Annual Meeting, in person or by proxy, stockholders holding 16,759,435 shares of the common stock of the Company, or 77.7% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

Election of Directors	Votes For	Votes Against Or Withheld	Broker Non-Votes
Michael F. Curran	16,625,131	134,304	-0-
S. Fred Isaacs	16,653,111	106,324	-0-

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits:

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

2006 Items:

2.1	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (Filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

10.1	Fifth Amendment and Waiver dated March 31, 2006, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC, Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated April 5, 2006, filed April 13, 2006).

10.2	Employment Agreement dated January 26, 2006, between Willbros USA, Inc. and Robert R. Harl (Filed as Exhibit [10.26] to our annual report on Form 10-K for the year ended December 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Exhibit Number	Description
2.1	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (Filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

10.1	Fifth Amendment and Waiver dated March 31, 2006, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC, Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated April 5, 2006, filed April 13, 2006).

10.2	Employment Agreement dated January 26, 2006, between Willbros USA, Inc. and Robert R. Harl (Filed as Exhibit [10.26] to our annual report on Form 10-K for the year ended December 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.