Form 10-Q
period 2006-06-30
WILLBROS GROUP INC
filed 2006-08-09
CIK 895450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of August 1, 2006 was 21,787,112.

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,016	$55,933
Accounts receivable, net	87,291	83,986
Contract cost and recognized income not yet billed	11,663	7,619
Prepaid expenses	17,781	11,871
Parts and supplies inventories	2,073	2,509
Assets of discontinued operations	264,299	261,099

Total current assets	415,123	423,017

Deferred tax assets	5,702	4,247
Property, plant and equipment, net	60,044	59,706
Goodwill	6,894	6,687
Other assets	8,367	5,324

Total assets	$496,130	$498,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$6,115	$2,680
Accounts payable and accrued liabilities	67,222	67,582
Contract billings in excess of cost and recognized income	1,990	1,342
Accrued income tax	2,478	2,368
Liabilities of discontinued operations	155,478	144,085

Total current liabilities	233,283	218,057

2.75% Convertible senior notes	70,000	70,000
6.5% Senior convertible notes	84,500	65,000
Long-term debt	125	340
Other liabilities	348	350

Total liabilities	388,256	353,747

Contingencies and commitments (Note 10)
Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 35,000,000 shares authorized; 21,919,470 shares issued at June 30, 2006 (21,649,475 at December 31, 2005)	1,096	1,082
Capital in excess of par value	161,956	161,596
Accumulated deficit	(57,912)	(15,166)
Treasury stock at cost, 132,358 shares (98,863 at December 31, 2005)	(1,591)	(1,163)
Deferred compensation	—	(3,720)
Notes receivable for stock purchases	(239)	(231)
Accumulated other comprehensive income	4,564	2,836

Total stockholders’ equity	107,874	145,234

Total liabilities and stockholders’ equity	$496,130	$498,981

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Contract revenue	$119,128	$68,050	$226,715	$111,493

Operating expenses:
Contract	105,747	60,252	207,210	101,938
Depreciation and amortization	2,924	2,714	5,915	5,550
General and administrative	11,636	10,800	22,041	19,885

	120,307	73,766	235,166	127,373

Operating loss	(1,179)	(5,716)	(8,451)	(15,880)

Other income (expense):
Interest - net	(1,787)	(487)	(3,423)	(1,035)
Other - net	(452)	1,038	(327)	1,156

	(2,239)	551	(3,750)	121

Loss from continuing operations before income taxes	(3,418)	(5,165)	(12,201)	(15,759)

Provision (benefit) for income taxes	1,686	988	1,432	(874)

Net loss from continuing operations	(5,104)	(6,153)	(13,633)	(14,885)

Loss from discontinued operations net of provision for income taxes	(33,048)	(3,766)	(29,113)	(4,932)

Net loss	$(38,152)	$(9,919)	$(42,746)	$(19,817)

Basic loss per common share:
Loss from continuing operations	$(0.24)	$(0.29)	$(0.63)	$(0.70)
Loss from discontinued operations	(1.53)	(0.18)	(1.36)	(0.23)

Net loss	$(1.77)	$(0.47)	$(1.99)	$(0.93)

Diluted loss per common share:
Loss from continuing operations	$(0.24)	$(0.29)	$(0.63)	$(0.70)
Loss from discontinued operations	(1.53)	(0.18)	(1.36)	(0.23)

Net loss	$(1.77)	$(0.47)	$(1.99)	$(0.93)

Weighted average number of common shares outstanding:
Basic	21,538,964	21,253,737	21,442,247	21,251,997

Diluted	21,538,964	21,253,737	21,442,247	21,251,997

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumu- lated Deficit	Treasury Stock	Deferred Compen- sation	Notes Receivable for Stock Purchases	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Par Value
Balance,
January 1, 2006	21,649,475	$1,082	$161,596	$(15,166)	$(1,163)	$(3,720)	$(231)	$2,836	$145,234
Comprehensive loss:
Net loss	—	—	—	(42,746)	—	—	—	—	(42,746)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,728	1,728

Total comprehensive loss									(41,018)
Adoption of SFAS 123R	—	—	(3,720)	—	—	3,720	—	—	—
Amortization of note discount	—	—	—	—	—	—	(8)	—	(8)
Restricted stock grants	50,000	2	(2)	—	—	—	—	—	—
Compensation from share-based payments	—	—	1,868	—	—	—	—	—	1,868
Vesting of restricted stock rights	10,625	1	(1)	—	—	—	—	—	—
Additions to treasury stock	—	—	—	—	(428)	—	—	—	(428)
Exercise of stock options	209,370	11	2,215	—	—	—	—	—	2,226

Balance, June 30, 2006	21,919,470	$1,096	$161,956	$(57,912)	$(1,591)	$—	$(239)	$4,564	$107,874

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(42,746)	$(19,817)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	29,113	4,932
Depreciation and amortization	5,915	5,550
Amortization of debt issue costs	737	942
Amortization of deferred compensation	1,868	1,258
Amortization of discount on notes receivable for stock purchases	(8)	(7)
Gain on retirements of property, plant and equipment	(67)	(1,003)
Deferred income tax (provision) benefit	(1,396)	462
Changes in operating assets and liabilities:
Accounts receivable	(2,408)	3,630
Contract cost and recognized income not yet billed	(4,039)	(6,650)
Prepaid expenses	3,514	(7,872)
Parts and supplies inventories	436	3,410
Other assets	204	170
Accounts payable and accrued liabilities	(2,449)	1,356
Accrued income tax	251	(2,806)
Contract billings in excess of cost and recognized income	649	(3,573)

Cash used in operating activities of continuing operations	(10,426)	(20,018)
Cash provided by (used in) operating activities of discontinued operations	(41,866)	12,998

Cash used in operating activities	(52,292)	(7,020)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,226	1,538
Purchases of property, plant and equipment	(4,996)	(9,988)

Cash used in investing activities of continuing operations	(3,770)	(8,450)
Cash provided by (used in) investing activities of discontinued operations	21,082	(7,238)

Cash provided by (used in) investing activities	17,312	(15,688)
Cash flows from financing activities:
Proceeds from issuance of 6.5% senior convertible notes	19,500	—
Proceeds from issuance of common stock	2,226	362
Repayment of notes payable	(5,950)	—
Costs of debt issues	(3,776)	(11)
Acquisition of treasury stock	(428)	(231)
Repayments of long-term debt	(230)	(3,537)
Payments on capital lease	(161)	(405)
Proceeds from notes payable	—	770

Cash provided by (used in) financing activities of continuing operations	11,181	(3,052)
Cash provided by (used in) financing activities of discontinued operations	—	—

Cash provided by (used in) financing activities	11,181	(3,052)

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Effect of exchange rate changes on cash and cash equivalents	$(118)	$(102)

Cash used in all activities	(23,917)	(25,862)
Cash and cash equivalents, beginning of period	55,933	73,149

Cash and cash equivalents, end of period	$32,016	$47,287

Cash payments made during the period:
Interest related to continuing operations	$3,620	$1,163
Interest related to discontinued operations	—	42

Total interest	$3,620	$1,205

Income taxes related to continuing operations	$2,121	$34
Income taxes related to discontinued operations	5,138	8,230

Total income taxes	$7,259	$8,264

Non-cash investing and financing transactions (all related to continuing operations):
Prepaid insurance obtained by note payable	$9,385	$—
Property obtained by capital lease	$1,446	$5,732

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The preceding condensed consolidated balance sheet as of December 31, 2005, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As of June 30, 2006 certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The unaudited condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows of the Company for all interim periods presented.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations and cash flows for the six-month period ended June 30, 2006 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

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

As discussed in Note 2, the Company sold its TXP-4 Plant on January 12, 2006 and its Venezuelan operations and assets are expected to be sold during October 2006. Additionally, the Company has its Nigerian operations and assets for sale. Accordingly, these condensed consolidated financial statements reflect these operations as discontinued operations in all periods presented. The disclosures in the notes to the condensed consolidated financial statements relate to continuing operations except as otherwise indicated.

Inventories, consisting of parts and supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Parts and supplies inventories are evaluated at least annually and adjusted for excess and obsolescence.

Cash and cash equivalents includes $15,000 of cash required as a minimum balance as stipulated by the current waiver and amendment to the Company’s 2004 Credit Facility (see Note 7).

2. Discontinuance of Operations and Asset Disposal

Strategic Decisions

As part of the Company’s ongoing strategic evaluation of operations, the following businesses have been discontinued: Nigeria, Venezuela, and the TXP-4 Plant, collectively the “Discontinued Operations”, and accordingly, these businesses are presented as discontinued operations in the preceding condensed consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Discontinuance of Operations and Asset Disposal (continued)

The net assets and net liabilities related to the Nigeria, Venezuela, and TXP-4 Plant operations are shown on the Condensed Consolidated Balance Sheets as a component of “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Nigeria, Venezuela and TXP-4 Plant operations are shown on the Condensed Consolidated Statements of Operations as a component of the “Loss from discontinued operations”, for all periods shown.

The separate results of Nigeria, Venezuela and TXP-4 Plant operations as well as a break down of the major classes of assets and liabilities included as part of Discontinued Operations are detailed in the subsequent tables.

Nigeria

Based on the Company’s evaluation of the current situation in Nigeria, the Company has concluded that the operating and commercial risks associated with doing business in Nigeria have exceeded the Company’s acceptable risk levels. Consequently in late June 2006, the Company made the decision to sell the Nigerian business operations and assets and to reduce the level of business activity in Nigeria. Nigerian operations and assets were previously included in the Company’s International segment.

An international investment bank has been engaged to sell the Nigerian operations and assets. The process is in its early stages and at this time we are unable to determine the gain or loss upon the ultimate disposal of the Nigeria operations and assets. The Company expects to be able to reach an agreement on the sale within the next twelve months.

Venezuela

In June 2006, the Company determined that it would cease operations in Venezuela and sell all its remaining businesses associated with Venezuelan operations and assets. The Venezuelan operations and assets were previously a component of the Company’s International segment. This decision was influenced by actions taken by the Venezuelan Government, which have had the effect of reducing the flow of capital to energy projects in Venezuela, and the Company’s desire to focus on more attractive business opportunities in other markets. The Company came to a preliminary agreement to sell these businesses on June 22. This transaction is in the final stages of closing with final settlement expected in October 2006. The Company anticipates no gain or loss on disposal.

TXP-4 Plant

Asset disposal - On January 12, 2006, the Company entered into a Purchase Agreement and Release with Williams Field Services Company (“Williams”), a wholly-owned subsidiary of The Williams Companies, Inc. pursuant to which the Company sold to Williams, all of its membership interests in Opal TXP-4 Company, LLC, a wholly-owned subsidiary of the Company (the “LLC”). The LLC owns a gas processing plant known as the TXP-4 Plant (the “TXP-4 Plant”) at Opal in Lincoln County, Wyoming, in addition to certain facilities, equipment and supplies related to the TXP-4 Plant. Prior to the sale, TXP-4 Plant was a component of the US & Canada segment. The Company received cash payments of $27,944 for conveyance of the LLC and realized a pre-tax gain of $2,033 and an after-tax gain of $1,342.

The sale was effective at 12:01 a.m. Central Standard Time on January 1, 2006. The only financial effect from the sale for the three or six months ended June 30, 2006 is the gain on the sale, reflected as a component of other income for the consolidated Discontinued Operations.

In addition to the cash payments described above, Williams agreed to pay the Company a portion of any recovery that Williams may obtain in the future from third parties which is based on damages, loss or injury related to the TXP-4 Plant or the Jonah Dehy, up to $3,400 in total additional payments to the Company. This settlement is contingent upon Williams’ recovery from various third parties and is the only ongoing potential source of cash flows subsequent to the purchase agreement date. The timing and amount of any resolution to these claims can not be estimated.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Discontinuance of Operations and Asset Disposal (continued)

Results of Discontinued Operations

Statements of operations of the Discontinued Operations are as follows:

	Three Months Ended June 30, 2006
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Contract revenue	$132,143	$132	$—	$132,275
Operating expenses:
Contract	134,748	88	—	134,836
Depreciation and amortization	1,658	145	—	1,803
General and administrative	7,993	192	—	8,185

	144,399	425	—	144,824

Operating loss	(12,256)	(293)	—	(12,549)

Other income (expense)	(14,723)	79	—	(14,644)

Loss before taxes	(26,979)	(214)	—	(27,193)

Provision for income taxes	5,720	135	—	5,855

Net loss	$(32,699)	$(349)	$—	$(33,048)

	Three Months Ended June 30, 2005
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Contract revenue	$90,480	$142	$5,524	$96,146

Operating expenses:
Contract	79,736	332	4,205	84,273
Depreciation and amortization	1,976	5	255	2,236
General and administrative	7,787	187	—	7,974

	89,499	524	4,460	94,483

Operating income (loss)	981	(382)	1,064	1,663

Other expense	(867)	(68)	—	(935)

Income (loss) before taxes	114	(450)	1,064	728

Provision for income taxes	4,132	—	362	4,494

Net income (loss)	$(4,018)	$(450)	$702	$(3,766)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Discontinuance of Operations and Asset Disposal (continued)

	Six Months Ended June 30, 2006
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Contract revenue	$272,971	$214	$—	$273,185

Operating expenses:
Contract	260,054	448	—	260,502
Depreciation and amortization	3,608	378	—	3,986
General and administrative	13,155	276	—	13,431

	276,817	1,102	—	277,919

Operating loss	(3,846)	(888)	—	(4,734)

Other income (expense)	(14,500)	165	2,033	(12,302)

Income (loss) before taxes	(18,346)	(723)	2,033	(17,036)

Provision for income taxes	11,243	143	691	12,077

Net income (loss)	$(29,589)	$(866)	$1,342	$(29,113)

	Six Months Ended June 30, 2005
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Contract revenue	$171,228	$177	$12,900	$184,305

Operating expenses:
Contract	146,979	669	9,774	157,422
Depreciation and amortization	3,895	302	510	4,707
General and administrative	15,487	470	—	15,957
Other operating expense	1,084	—	—	1,084

	167,445	1,441	10,284	179,170

Operating income (loss)	3,783	(1,264)	2,616	5,135

Other expense	(931)	(16)	—	(947)

Income (loss) before taxes	2,852	(1,280)	2,616	4,188

Provision for income taxes	8,231	—	889	9,120

Net income (loss)	$(5,379)	$(1,280)	$1,727	$(4,932)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Discontinuance of Operations and Asset Disposal (continued)

Contingencies, Commitments and Other Circumstances

At June 30, 2006 and December 31, 2005, other assets and accounts receivable of the Discontinued Operations include anticipated recoveries from insurance or third parties of $1,191 and $4,656, respectively, primarily related to the repair of pipelines. The Company believes the recovery of these costs from insurance or other parties is probable. Actual recoveries may vary from these estimates.

At June 30, 2006, the Company had approximately $25,920 of letters of credit outstanding, associated with Discontinued Operations representing the maximum amount of future payments the Company could be required to make. See Note 10 for additional information on letters of credit and insurance bonds. The Company had no liability recorded as of June 30, 2006, related to these commitments.

New Nigerian National Labor Contract

The previous Nigerian national labor contract covering approximately 1,600 National laborers at the Company’s Choba Site 1 facility expired in March 2006. A replacement agreement executed in May mistakenly included labor rate increases ranging between 300% to 350% which the labor union claims are binding upon the Company notwithstanding the obvious mistake in fact and other legal deficiencies in the form and substance of the replacement agreement (“the May Agreement”). However, based upon opinions of legal counsel in Nigeria, for a variety of reasons the Company believes the May Agreement is unenforceable in its current form and the Company and its legal counsel are pursuing measures to rectify the mistake and related deficiencies in the purported agreement, including, without limitation, through negotiation, mediation, and judicial actions provided for under the labor laws of Nigeria. During this rectification process, however, the Company has voluntarily increased the labor rate by 20%. An accrued liability of $2,091 has been recorded at June 30, 2006 to reflect the Company’s current estimate of additional end-of-service costs attributable to reaching a mutually acceptable final form of labor agreement. Although the Company does not currently anticipate that the May Agreement will be determined to be enforceable in its current mistaken form, should rectification of that agreement be unsuccessful through the labor relations and related legal processes now underway, a substantially greater monthly labor expense would be incurred by the Company and an estimated additional $26,000 of end-of-service liability would result, making continued operations in Nigeria uneconomical. Also, this rectification process now underway by the Company has incited protests from the rank and file workers covered by the May Agreement.

Joint Venture

In connection with the Company’s 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture’s outstanding borrowings with two banks. The guarantee decreases as borrowings are repaid. As of June 30, 2006, the maximum amount of future payments the Company could be required to make under this guarantee is approximately $1,863. The Company anticipates its guarantee to the two banks would terminate with the closing of the sale of the Venezuelan operations and assets.

Balance Sheet

Amounts reported as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2006
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Current assets	$209,178	$419	$—	$209,597
Property, plant and equipment, net	45,738	3,976	—	49,714
Investments in joint ventures	—	4,175	—	4,175
Deferred tax assets	—	490	—	490
Other assets	678	(355)	—	323

Total assets	255,594	8,705	—	264,299
Current liabilities	155,142	336	—	155,478

Net assets of discontinued operations	$100,452	$8,369	$—	$108,821

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Discontinuance of Operations and Asset Disposal (continued)

	December 31, 2005
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Current assets	$171,107	$329	$—	$171,436
Property, plant and equipment, net	52,200	4,354	—	56,554
Asset held for sale	—	—	23,049	23,049
Investments in joint ventures	—	3,961	—	3,961
Deferred tax assets	—	693	—	693
Other assets	5,256	150	—	5,406

Total assets	228,563	9,487	23,049	261,099
Current liabilities	142,171	498	—	142,669
Other liabilities	—	536	880	1,416

Net assets of discontinued operations	$86,392	$8,453	$22,169	$117,014

3. Stock-Based Compensation

The Company has two stock ownership plans under which awards may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares and restricted rights. The options granted to employees and outside directors under the Willbros-stock ownership plans generally vest over four years and expire after ten years. All restricted stock grants and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), granted to employees have service conditions and vest in installments over periods of up to five years. Shares of common stock reserved for future grants under the plans were 1,053,625 at June 30, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective application method. Under this method, compensation cost recognized in the three-month and six-month periods ended June 30, 2006 includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures in the Company’s SEC reports), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date. Results for prior periods have not been adjusted.

The following table summarizes the impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS No. 123R for the three-month and six-month periods ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Share-based salaries and wages	$(153)	$(271)
Less: income taxes	—	—

Increase in net loss	$(153)	$(271)

Increase in basic loss per share	$(0.01)	$(0.01)

Increase in diluted loss per share	$(0.01)	$(0.01)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3. Stock-Based Compensation (continued)

Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Recognition of share-based compensation related to RSU’s was not impacted by the adoption of SFAS No. 123R. Expense from both stock options and RSU’s totaled $1,004 and $1,868, respectively, for the three-month and six-month periods ended June 30, 2006. The Company had no tax benefits related to either stock options or RSU’s during the three-month and six-month periods ended June 30, 2006.

Prior to January 1, 2006, the Company accounted for awards granted under the incentive plans following the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123. Because it is Willbros’ policy to grant stock options at the market price on the date of grant, the intrinsic value of these grants was zero and, therefore, no compensation expense was recorded. Under the modified prospective application method, results for prior periods have not been adjusted to reflect the effects of implementing SFAS No. 123R. The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net loss and net loss per share for the three-month and six-month periods ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation prior to January 1, 2006:

	Pro Forma Three Months Ended June 30, 2005	Pro Forma Six Months Ended June 30, 2005
Net loss, as reported	$(9,919)	$(19,817)
Add: stock-based employee compensation included in net loss	598	1,258
Less: stock-based employee compensation determined under fair value method	(586)	(1,338)

Net loss, pro forma	$(9,907)	$(19,897)

Per share amounts:
Basic net loss per share, as reported	$(0.47)	$(0.93)

Basic net loss per share, pro forma	$(0.47)	$(0.94)

Diluted net loss per share, as reported	$(0.47)	$(0.93)

Diluted net loss per share, pro forma	$(0.47)	$(0.94)

The fair values of stock options granted during the six-month periods ended June 30, 2006 and 2005, were estimated using the Black-Scholes valuation method with the weighted average assumptions listed below:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Weighted average grant date fair value	$6.69	$6.75
Weighted average assumptions used:
Expected volatility	45.10%	43.61%
Expected lives	3.46 yrs	3.00 yrs
Risk-free interest rates	4.30%	2.28%
Expected dividend yield	0.00%	0.00%

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

Stock option activity for the six months ended June 30, 2006, consists of:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	887,270	$11.76
Granted	130,000	17.30
Exercised	(209,370)	10.63
Forfeited	(15,000)	15.01

Outstanding at June 30, 2006	792,900	$12.91

Exercisable at June 30, 2006	647,900	$12.14

As of June 30, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $4,839 and $4,459, respectively. During the six months ended June 30, 2006, the total intrinsic value of options exercised was $2,174. There was no tax benefit realized related to those exercises.

Activity related to RSU’s for the six months ended June 30, 2006, is summarized in the following table:

	Number of RSU’s	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2006	441,375	$19.61
Granted	100,000	18.61
Vested, shares released	(93,875)	17.64
Forfeited	(9,375)	17.33

Outstanding at June 30, 2006	438,125	$19.86

The RSU’s outstanding at June 30, 2006 include 41,666 RSU’s which are vested but have a deferred share issuance date.

As of June 30, 2006, there was a total of $5,862 of unrecognized compensation costs, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted in the Company’s incentive plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

4. New Accounting Pronouncements

FIN No. 48

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on our financial statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

4. New Accounting Pronouncements (continued)

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This standard is effective for annual reporting periods beginning after June 30, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date, as well as the unvested portion of prior awards. The Company adopted the standard as of January 1, 2006 on a modified prospective application basis. The standard did not have a material impact on the Company’s financial statements (see Note 3).

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. Since the Company’s international construction generally occurs in remote locations, making timely outside delivery uncertain, parts and supplies are maintained either at the work site or in warehouses close to the operation. During periods of high utilization, parts and supplies are generally consumed and replenished within a one-year period. During a period of lower utilization in a particular location, the parts and supplies are generally not transferred to other international locations until new contracts are obtained because of the significant transportation costs which would result from such transfers. Parts and supplies are valued at the lower of cost or market value, net of a reserve for obsolescence, of $2,073 and $2,509 at June 30, 2006 and December 31, 2005, respectively. The Company adopted the standard as of January 1, 2006, and the standard did not have a material impact on its financial statements.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No.155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company adopted the standard as of January 1, 2006, and the standard did not have a material impact on its financial statements.

5. Foreign Exchange Risk

The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2006 or December 31, 2005.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

6. Income Taxes

During the three-month and six-month periods ended June 30, 2006, the Company recorded income taxes of $1,686 and $1,432, respectively, on losses before income taxes from continuing operations of $3,418 and $12,201, respectively, resulting in effective income tax rates in excess of 100% for the periods. During the three-month and six-month periods ended June 30, 2005, the Company recorded a provision (benefit) for income taxes of $988 and $(874), respectively, on losses before income taxes from continuing operations of $5,165 and $15,759, respectively. The circumstances that gave rise to the Company recording provisions for income taxes when the Company had losses before income taxes for the three and six-month periods ended June 30, 2006, were primarily due to more taxable income being generated in the United States and Canada and the Company having incurred losses in one country that cannot be offset against taxable income in other countries.

7. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
2.75% Convertible senior notes	$70,000	$70,000
6.5% Senior convertible notes	84,500	65,000
Other obligations	6,240	3,020

Total long-term debt	160,740	138,020
Less: current portion	(6,115)	(2,680)

Long-term debt, less current portion	$154,625	$135,340

2.75% Convertible Senior Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes total $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at June 30, 2006). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Long-Term Debt (continued)

covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes. Since the non-compliance issue under the 2004 Credit Facility discussed below did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the 2.75% Notes.

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

The Company in the event of a “Fundamental Change” which is a change of control event in which 10% or more of the consideration in the transaction consists of “cash,” to make a “coupon make-whole payment” equal to the present value (discounted at the U.S. Treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013. Unamortized debt issue costs of $2,517 and $2,714 associated with the 2.75% Notes are included in other assets at June 30, 2006 and December 31, 2005, respectively, and are being amortized over the seven-year period ending March 2011.

6.5% Senior Convertible Notes

On December 22, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”) for a private placement of $65,000 aggregate principal amount of its 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”). The private placement closed on December 23, 2005. During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their purchase option to acquire an additional $19,500 aggregate principal amount of the 6.5% Notes. Collectively, the primary offering and the purchase option of the 6.5% Notes total $84,500. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs.

The 6.5% Notes are governed by an Indenture dated December 23, 2005 and were entered into by and among the Company, as issuer, Willbros USA, Inc., as guarantor (“WUSAI”), and The Bank of New York, as Trustee (the “Indenture”), and were issued under the Purchase Agreement in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 4,813,171 shares at June 30,2006), subject to adjustment in certain circumstances. Pursuant to the Purchase Agreement, the Company and WUSAI have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act.

The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a Fundamental Change, as defined in the Indenture, for 110% of the principal amount if the Fundamental Change occurs prior to December 31, 2006, and for 100% of the principal amount if the Fundamental Change occurs after that date. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with the Fundamental Change. The make-whole premium is payable in

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Long-Term Debt (continued)

additional shares of common stock and is calculated based on a formula with the premium ranging from 0% to 31.4% depending on when the Fundamental Change occurs and the price of the Company’s stock at the time the Fundamental Change occurs.

Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100% of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a default of $10,000 or more on any credit agreement, including the 2004 Credit Facility and the 2.75% Notes, a corresponding event of default would result under the 6.5% Notes. Since the non-compliance issue under the 2004 Credit Facility discussed below did not involve payment defaults and did not result in acceleration of any indebtedness of the Company, these defaults did not create an event of default under the 6.5% Notes.

Unamortized debt issue costs of $4,356 and $698 associated with the 6.5% Notes are included in other assets at June 30, 2006 and December 31, 2005, respectively, and are being amortized over the seven-year period ending December 2012.

2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00% or on a Eurodollar rate plus a margin ranging from 1.75% to 3.00%. The 2004 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and parts and supplies inventories. Unamortized debt issue costs of $258 and $982 associated with the 2004 Credit Facility are included in other assets at June 30, 2006 and December 31, 2005, respectively, and are being amortized over the term of the 2004 Credit Facility ending March 2007.

As of June 30, 2006, there were no borrowings under the 2004 Credit Facility and there were $16,244 in outstanding letters of credit. Letters of credit reduce the availability on the facility by 75% of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $70,000 (see “2004 Credit Facility Waivers” below).

2004 Credit Facility Waivers

Primarily as a result of the negative financial impact that recent events in Nigeria have had on operations and the Company’s decision to sell the Nigerian operations and assets, the Company was not in compliance with certain financial covenants in the 2004 Credit Facility at June 30, 2006. The Company is in the process of seeking a waiver for the non-compliance and concurrently is in the process of securing a new credit facility. As the Company has done in the past, management believes that it will be able to negotiate a waiver with the syndicated bank group with respect

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Long-Term Debt (continued)

to the violations. The Company has signed a term sheet with a lead bank to secure a new credit facility which is expected to be in place by the end of the third quarter of 2006. Until such time that the Company secures a new credit facility or obtains a waiver for the 2004 Credit Facility, the Company will be unable to issue any new letters of credit. Our inability to issue letters of credit during the next thirty to forty-five days is not expected to have a material adverse effect on the Company.

8. Loss Per Share

Basic and diluted loss from continuing operations per common share for the three and six-month periods ended June 30, 2006 and 2005, are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss from continuing operations applicable to common shares	$(5,104)	$(6,153)	$(13,633)	$(14,885)

Weighted average number of common shares outstanding for basic earnings per share	21,538,964	21,253,737	21,442,247	21,251,997
Effect of dilutive potential common shares from stock options	—	—	—	—

Weighted average number of common shares outstanding for diluted earnings per share	21,538,964	21,253,737	21,442,247	21,251,997

Loss per common share from continuing operations:
Basic	$(0.24)	$(0.29)	$(0.63)	$(0.70)

Diluted	$(0.24)	$(0.29)	$(0.63)	$(0.70)

The Company incurred net losses for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, and has therefore excluded the securities listed below from the computation of diluted loss per share as the effect would be anti-dilutive:

	Three and Six Months Ended June 30,
	2006	2005
2.75% Convertible senior notes	3,595,277	3,595,277
6.5% Senior convertible notes	4,813,171	—
Stock options	792,900	921,520
Restricted stock	238,000	288,375

	9,439,348	4,805,172

In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the 8,408,448 shares issuable upon conversion of both the 6.5% Notes and the 2.75% Notes will be included in diluted income per share if those securities are dilutive, regardless of whether the conversion prices of $19.47 and $17.56, respectively, have been met. On August 2, 2006 the shareholders approved an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 35,000,000 to 70,000,000.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

9. Segment Information

The Company’s two segments, International and United States & Canada (also “US & Canada”), are strategic business units that are managed separately as each segment has different operational requirements and marketing strategies. Management believes, due to the composition of current work and potential work opportunities, and the nuances of the geographic markets the Company serves, that the organization should be viewed on a geographic basis. The International segment consists of all construction, engineering and facilities development operations in countries other than the United States and Canada. Currently such operations are primarily in the Middle East. The United States & Canada segment consists of all construction, engineering and facilities development operations in the United States and Canada. The Company’s corporate operations include the general, administrative, and financing functions of the organization. The costs of these functions are allocated between the two operating segments. The Company’s corporate operations also include various other assets that are allocated between the two operating segments.

The table below reflects the Company’s operating segments for the three-month and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Total	International	US & Canada	Total	International	US & Canada
Revenue	$119,128	$16,864	$102,264	$226,715	$25,856	$200,859
Operating expense:
Contract costs	105,747	15,689	90,058	207,210	23,265	183,945
Depreciation and amortization	2,924	626	2,298	5,915	1,158	4,757
General and administrative	11,636	1,829	9,807	22,041	2,995	19,046

	120,307	18,144	102,163	235,166	27,418	207,748

Operating income (loss)	$(1,179)	$(1,280)	$101	$(8,451)	$(1,562)	$(6,889)

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Total	International	US & Canada	Total	International	US & Canada
Revenue	$68,050	$7,558	$60,492	$111,493	$13,809	$97,684
Operating expense:
Contract costs	60,252	6,874	53,378	101,938	12,747	89,191
Depreciation and amortization	2,714	674	2,040	5,550	1,474	4,076
General and administrative	10,800	2,998	7,802	19,885	5,185	14,700

	73,766	10,546	63,220	127,373	19,406	107,967

Operating income (loss)	$(5,716)	$(2,988)	$(2,728)	$(15,880)	$(5,597)	$(10,283)

Total assets by segments as of June 30, 2006 and December 31, 2005 are presented below:

	June 30, 2006	December 31, 2005
International	$37,978	$23,678
United States & Canada	193,853	214,204

Total segment assets	$231,831	$237,882

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

10. Contingencies, Commitments and Other Circumstances

International Irregularities & Investigation

On January 6, 2005, J. Kenneth Tillery, then President of Willbros International, Inc. (“WII”), who was principally responsible for all international operations, resigned from the Company. Following Mr. Tillery’s resignation, the Audit Committee, working with independent outside legal counsel and forensic accountants retained by such legal counsel, commenced an independent investigation into the circumstances in connection with a Bolivian tax assessment and the actions of Mr. Tillery in other international locations. The Audit Committee’s investigation identified payments that were made by or at the direction of Mr. Tillery in Bolivia, Nigeria and Ecuador which may have been violations of the United States Foreign Corrupt Practices Act (“FCPA”) and other United States laws. The investigation also revealed that Mr. Tillery authorized numerous transactions between Company subsidiaries and entities in which he apparently held an ownership interest or exercised significant control. In addition, the Company has learned that certain acts carried out by Mr. Tillery and others acting under his direction with respect to a bid for work in Sudan may constitute facilitation efforts prohibited by U.S. law, a violation of U.S. trade sanctions and the unauthorized export of technical information.

The United States Securities and Exchange Commission (“SEC”) is currently conducting an investigation into whether the Company and others may have violated various provisions of the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”). The United States Department of Justice (“DOJ”) is currently conducting an investigation concerning apparent violations of the FCPA and other applicable laws. In addition, the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”) is commencing an investigation of the potentially improper facilitation and export activities.

The Company is cooperating fully with all of these investigations. If the Company or one of its subsidiaries is found to have violated the FCPA, that entity could be subject to civil penalties of up to $650 per violation and disgorgement of profits with prejudgment interest, criminal penalties of up to the greater of $2,000 per violation or twice the gross pecuniary gain resulting from the improper conduct, and be required to engage an independent monitor to review its compliance with the FCPA. If the Company or one of its subsidiaries is found to have violated trade sanctions or U.S. export restrictions, that entity could be subject to civil penalties of up to $11 per violation and criminal penalties of up to $250 per violation. There may be other penalties that could apply under other U.S. laws of foreign jurisdictions. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company’s exposure to civil or criminal fines or penalties, or other regulatory action which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the consequences of these investigations on the Company and its subsidiaries are uncertain, the possible consequences include – but are not limited to – debarment from participating in future U.S. government contracts and from participating in certain U.S. export transactions, default of existing credit facilities, restricted access to capital markets and insurance, and harm to existing and future commercial relationships.

Class-Action Lawsuit Related To International Irregularities

On May 18, 2005 a securities class-action lawsuit, captioned Legion Partners, LLP v. Willbros Group, Inc. et al., was filed in the United States District Court for the Southern District of Texas against the Company and certain of its present and former officers and directors. Thereafter, three nearly identical lawsuits were filed. Plaintiffs purport to represent a class composed of all persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive. These complaints generally allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act and allege, among other things, that defendants made false or misleading statements of material fact about the Company’s financial statements. The plaintiffs seek unspecified monetary damages and other relief. On October 17, 2005, the Court ordered these actions consolidated and appointed ADAR Investments, LLC as Lead Plaintiff and Bernstein, Liebhard & Lifshitz of New York as Lead Plaintiff’s counsel. As ordered by the Court, the plaintiff filed a consolidated amended complaint on January 9, 2006. The Consolidated Amended Complaint alleges that Willbros and certain of its present and former officers and directors, including Michael Curran, Warren Williams, and J. Kenneth Tillery, violated the Securities Exchange Act of 1934 through a series of false and misleading statements and a “scheme to defraud.” The alleged misrepresentations and scheme to defraud relate to the activities of Mr. Tillery in Nigeria and Bolivia,

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

10. Contingencies, Commitments and Other Circumstances (continued)

certain alleged accounting errors, the restatement of past financial results, and alleged Foreign Corrupt Practices Act violations. The plaintiffs seek to recover damages on behalf of all purchasers of the Company’s common stock during the purported class period. The complaint seeks unspecified monetary damages and other relief. The Company filed a motion to dismiss the complaint on March 9, 2006, and briefing on that motion was completed on June 14, 2006. The Court has not indicated whether it will hear oral argument on the motion and/or when it will decide the motion. While the outcome of such lawsuits cannot be predicted with certainty, the Company believes that it has meritorious defenses and is defending itself vigorously.

Legal Proceedings

In addition to the matters discussed above, the Company is a party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position.

Insurance Coverage & Claims

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

At June 30, 2006 and December 31, 2005, other assets and accounts receivable include anticipated recoveries from insurance or third parties of $3,324 and $4,426, respectively. The Company believes the recovery of these costs from insurance or other parties is probable. Actual recoveries may vary from these estimates.

Letters of Credit

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company’s customers may require the Company to provide letters of credit or insurance bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2006, the Company had approximately $83,972 of letters of credit and insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of June 30, 2006 related to these commitments.

6.5% Convertible Senior Notes

In connection with the private placement of the 6.5% Notes (see Note 7) on December 23, 2005, the Company entered into a Registration Rights Agreement with the Purchasers. The Registration Rights Agreement requires the Company to file a registration statement with respect to the resale of the shares of the Company’s common stock issuable upon conversion of the 6.5% Notes (filed on June 22, 2006) and to use its best efforts to cause such registration statement to be declared effective no later than December 31, 2006. In the event the Company is unable to satisfy its obligations under the Registration Rights Agreement, the Company will owe additional interest to the holders of the 6.5% Notes at a rate per annum equal to 0.5% of the principal amount of the 6.5% Notes for the first 90 days and 1.0% per annum from and after the 91st day following such event.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

10. Contingencies, Commitments and Other Circumstances (continued)

Contract Completion Audits

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

International Operations

The Company provides engineering and construction services to the oil, gas and power industries and government entities, and develops, owns and operates assets developed under “Build, Own and Operate” contracts. The Company’s principal markets are currently Africa, the Middle East and North America. Operations outside the United States may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements.

See Note 2 for a discussion of commitments and contingencies associated with Discontinued Operations.

11. Related Party Transactions

In the past, certain of the Company’s subsidiaries entered into commercial agreements with companies in which the former President of Willbros International, Inc., J. Kenneth Tillery, apparently had an ownership interest. These ownership interests had not been previously disclosed to the Company. Those companies included Arbastro Trading, Ltd., Windfall Energy Services, Ltd., Oco Industrial Services, Ltd., Hydrodive Offshore Services International, Inc., Hydrodive Nigeria, Ltd., and Hydrodive International, Ltd. All are companies that chartered or sold marine vessels to the Company’s subsidiaries. Hydrodive Offshore Services International, Inc. and Hydrodive International, Ltd. also provided diving services to the Company’s subsidiaries. Payment terms for these vendors range from due on receipt to net 30 days. The settlement method was cash.

Mr. Tillery also appears to have exercised significant influence over the activities of Symoil Petroleum, Ltd., and Fusion Petroleum Services, Ltd., which provided consulting services for projects in Nigeria, and Kaplan and Associates, which provided consulting services for projects in Bolivia and certain other foreign locations.

Mr. Tillery resigned his position with the Company on January 6, 2005 and accordingly none of the companies identified above are considered related parties subsequent to that date. In the fourth quarter of 2005, the Company settled all outstanding claims with Windfall Energy Services, Ltd., Hydrodive International, Ltd., and Hydrodive Nigeria, Ltd. The Company entered into new contracts governing services to be provided by these vendors in the future.

Payments made to companies where Mr. Tillery appears to have had an undisclosed ownership interest during the three-month and six-month period ended June 30, 2005 were recorded as contract cost on Nigerian projects and are detailed below.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Hydrodive International, Ltd.	$2,036	$3,279
Windfall Energy Services, Ltd.	—	3
Oco Industrial Services, Ltd.	—	300

Total	$2,036	$3,582

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

11. Related Party Transactions (continued)

Outstanding amounts owed to related parties in which Mr. Tillery appears to have had an undisclosed ownership interest or over which he appears to have exercised significant influence and which are included in accounts payable and accrued liabilities are as follows:

June 30, 2005
Hydrodive International, Ltd.	$6
Windfall Energy Services, Ltd.	1,344
Oco Industrial Services, Ltd.	25
Hydrodive Nigeria, Ltd.	18

Total	$1,393

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements

Set forth below are the condensed consolidating financial statements of (a) Willbros Group, Inc. (“WGI”), (b) Willbros USA, Inc. (“WUSAI”), which is a guarantor of the 6.5% Notes, and (c) all other direct and indirect subsidiaries, including the Discontinued Operations in Nigeria and Venezuela, which are not guarantors of the 6.5% Notes. There are currently no restrictions on the ability of WUSAI to transfer funds to WGI in the form of cash dividends or advances. Under the terms of the Indenture for the 6.5% Notes, WUSAI may not sell or otherwise dispose of all or substantially all of its assets, or merge with or into another entity, other than the Company, unless no default exists under the Indenture and the acquirer assumes all obligations of WUSAI under the Indenture. WGI is a holding company with no significant operations, other than through its subsidiaries.

The condensed consolidating financial statements present investments in subsidiaries using the equity method of accounting.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

June 30, 2006 and December 31, 2005

Willbros Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$28,176	$(93)	$3,933	$—	$32,016
Accounts receivable, net	—	52,366	34,925	—	87,291
Contract cost and recognized income not yet billed	—	3,037	8,626	—	11,663
Prepaid expenses	—	16,463	1,318	—	17,781
Parts and supplies inventories	—	2,073	—	—	2,073
Assets of discontinued operations	—	—	264,299	—	264,299
Receivables from affiliated companies	214,784	—	—	(214,784)	—

Total current assets	242,960	73,846	313,101	(214,784)	415,123
Deferred tax assets	—	4,487	1,215	—	5,702
Property, plant and equipment, net	—	27,740	32,304	—	60,044
Investment in subsidiaries	13,335	—	—	(13,335)	—
Other assets	6,873	3,343	5,045	—	15,261

Total assets	$263,168	$109,416	$351,665	$(228,119)	$496,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$6,106	$9	$—	$6,115
Accounts payable and accrued liabilities	794	33,123	33,305	—	67,222
Contract billings in excess of cost and recognized income	—	1,990	—	—	1,990
Accrued income tax	—	1,502	976	—	2,478
Liabilities of discontinued operations	—	—	214,578	(59,100)	155,478
Payables to affiliated companies	—	35,326	120,358	(155,684)	—

Total current liabilities	794	78,047	369,226	(214,784)	233,283
Long-term debt	154,500	124	1	—	154,625
Other liabilities	—	73	275	—	348

Total liabilities	155,294	78,244	369,502	(214,784)	388,256
Stockholders’ equity:
Common stock	1,096	8	32	(40)	1,096
Capital in excess of par value	161,956	89,156	8,526	(97,682)	161,956
Accumulated deficit	(57,912)	(57,992)	(26,975)	84,967	(57,912)
Other stockholders’ equity components	2,734	—	580	(580)	2,734

Total stockholders’ equity	107,874	31,172	(17,837)	(13,335)	107,874

Total liabilities and stockholders’ equity	$263,168	$109,416	$351,665	$(228,119)	$496,130

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,794	$(5,240)	$2,379	$—	$55,933
Accounts receivable, net	196	61,790	22,000	—	83,986
Contract cost and recognized income not yet billed	—	5,839	1,780	—	7,619
Prepaid expenses	—	10,300	1,571	—	11,871
Parts and supplies inventories	—	701	1,808	—	2,509
Assets of discontinued operations	—	23,049	238,050	—	261,099
Receivables from affiliated companies	173,080	—	—	(173,080)	—

Total current assets	232,070	96,439	267,588	(173,080)	423,017
Deferred tax assets	—	2,742	1,505	—	4,247
Property, plant and equipment, net	—	29,956	29,750	—	59,706
Investment in subsidiaries	46,158	—	—	(46,158)	—
Other assets	3,412	3,301	5,298	—	12,011

Total assets	$281,640	$132,438	$304,141	$(219,238)	$498,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$2,671	$9	$—	$2,680
Accounts payable and accrued liabilities	1,406	45,614	20,562	—	67,582
Contract billings in excess of cost and recognized income	—	1,123	219	—	1,342
Accrued income tax	—	1,308	1,060	—	2,368
Liabilities of discontinued operations	—	880	156,876	(13,671)	144,085
Payables to affiliated companies	—	47,665	111,744	(159,409)	—

Total current liabilities	1,406	99,261	290,470	(173,080)	218,057
Long-term debt	135,000	334	6	—	135,340
Other liabilities	—	73	277	—	350

Total liabilities	136,406	99,668	290,753	(173,080)	353,747
Stockholders’ equity:
Common stock	1,082	8	32	(40)	1,082
Capital in excess of par value	161,596	89,156	8,526	(97,682)	161,596
Retained earnings (deficit)	(15,166)	(56,394)	5,067	51,327	(15,166)
Other stockholders’ equity components	(2,278)	—	(237)	237	(2,278)

Total stockholders’ equity	145,234	32,770	13,388	(46,158)	145,234

Total liabilities and stockholders’ equity	$281,640	$132,438	$304,141	$(219,238)	$498,981

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated

Contract revenue	$—	$70,169	$48,959	$—	$119,128
Operating expenses:
Contract costs	—	62,781	42,966	—	105,747
Depreciation and amortization	—	1,740	1,184	—	2,924
General and administrative	2,711	4,821	4,104	—	11,636

	2,711	69,342	48,254	—	120,307

Operating income (loss)	(2,711)	827	705	—	(1,179)

Other income (expense):
Equity in loss of consolidated subsidiaries	(33,983)	—	—	33,983	—
Interest – net	(1,457)	(214)	(116)	—	(1,787)
Other – net	(1)	(173)	(278)	—	(452)

Loss from continuing operations before income taxes	(38,152)	440	311	33,983	(3,418)
Provision for income taxes	—	1,062	624	—	1,686

Income (loss) from continuing operations	(38,152)	(622)	(313)	33,983	(5,104)
Income (loss) from discontinued operations net of provision for income taxes	—	665	(33,713)	—	(33,048)

Net income (loss)	$(38,152)	$43	$(34,026)	$33,983	$(38,152)

	Three Months Ended June 30, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$48,820	$19,230	$—	$68,050
Operating expenses:
Contract costs	—	42,389	17,863	—	60,252
Depreciation and amortization	—	1,740	974	—	2,714
General and administrative	1,653	4,780	4,367	—	10,800

	1,653	48,909	23,204	—	73,766

Operating loss	(1,653)	(89)	(3,974)	—	(5,716)

Other income (expense):
Equity in loss of consolidated subsidiaries	(7,856)	—	—	7,856	—
Interest – net	(440)	(118)	71	—	(487)
Other – net	30	978	30	—	1,038

Income (loss) from continuing operations before income taxes	(9,919)	771	(3,873)	7,856	(5,165)
Provisions tax (benefit) for income taxes	—	1,168	(180)	—	988

Loss from continuing operations	(9,919)	(397)	(3,693)	7,856	(6,153)
Income (loss) from discontinued operations net of provision for income taxes	—	851	(4,617)	—	(3,766)

Net income (loss)	$(9,919)	$454	$(8,310)	$7,856	$(9,919)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$122,989	$103,726	$—	$226,715
Operating expenses:
Contract costs	—	112,412	94,798	—	207,210
Depreciation and amortization	—	3,694	2,221	—	5,915
General and administrative	5,371	9,494	7,176	—	22,041

	5,371	125,600	104,195	—	235,166

Operating loss	(5,371)	(2,611)	(469)	—	(8,451)

Other income (expense):
Equity in loss of consolidated subsidiaries	(34,554)	—	—	34,554	—
Interest – net	(2,820)	(363)	(240)	—	(3,423)
Other – net	(1)	4	(330)	—	(327)

Loss from continuing operations before income taxes	(42,746)	(2,970)	(1,039)	34,554	(12,201)
Provision for income taxes	—	1,011	421	—	1,432

Loss from continuing operations	(42,746)	(3,981)	(1,460)	34,554	(13,633)
Income (loss) from discontinued operations net of provision for income taxes	—	2,370	(31,483)	—	(29,113)

Net loss	$(42,746)	$(1,611)	$(32,943)	$34,554	$(42,746)

	Six Months Ended June 30, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$74,551	$36,942	$—	$111,493
Operating expenses:
Contract costs	—	67,721	34,217	—	101,938
Depreciation and amortization	—	3,420	2,130	—	5,550
General and administrative	2,875	9,289	7,721	—	19,885

	2,875	80,430	44,068	—	127,373

Operating loss	(2,875)	(5,879)	(7,126)	—	(15,880)

Other income (expense):
Equity in loss of consolidated subsidiaries	(16,248)	—	—	16,248	—
Interest – net	(725)	(372)	62	—	(1,035)
Other – net	31	934	191	—	1,156

Loss from continuing operations before income taxes	(19,817)	(5,317)	(6,873)	16,248	(15,759)
Income tax benefit	—	(514)	(360)	—	(874)

Loss from continuing operations	(19,817)	(4,803)	(6,513)	16,248	(14,885)
Income (loss) from discontinued operations net of provision for income taxes	—	2,000	(6,932)	—	(4,932)

Net loss	$(19,817)	$(2,803)	$(13,445)	$16,248	$(19,817)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006
	WGI	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(6,515)	$(1,335)	$(2,576)	$—	$(10,426)
Net cash used in operating activities of discontinued operations	—	1,490	(43,356)	—	(41,866)

Cash provided by (used in) operating activities	(6,515)	155	(45,932)	—	(52,292)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(1,443)	(3,553)	—	(4,996)
Proceeds from sale of property, plant and equipment	—	—	1,226	—	1,226

Cash used in investing activities of continuing operations	—	(1,443)	(2,327)	—	(3,770)
Cash provided by (used in) investing activities of discontinued operations	—	25,082	(4,000)	—	21,082

Cash provided by (used in) investing activities	—	23,639	(6,327)	—	17,312
Cash flows from financing activities:
Proceeds from issuance of convertible notes	19,500	—	—	—	19,500
Proceeds from issuance of common stock	2,226	—	—	—	2,226
Advances from (repayments to) parent/affiliates	(41,704)	(12,328)	54,032	—	—
Repayment of bank and other debt	—	(6,160)	(181)	—	(6,341)
Costs of debt issuance and other	(4,124)	—	(80)	—	(4,204)

Cash provided by (used in) financing activities of continuing operations	(24,102)	(18,488)	53,771	—	11,181
Cash provided by financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(24,102)	(18,488)	53,771	—	11,181
Effect of exchange rate changes on cash and cash equivalents	—	—	(118)	—	(118)

Cash provided by (used in) all activities	$(30,617)	$5,306	$1,394	$—	$(23,917)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2005
	WGI	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Net cash flows used in operating activities of continuing operations	$(1,977)	$(4,616)	$(13,425)	$—	$(20,018)
Net cash provided by operating activities of discontinued operations	—	2,021	10,977	—	12,998

Cash used in operating activities	(1,977)	(2,595)	(2,448)	—	(7,020)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(4,866)	(5,122)	—	(9,988)
Proceeds from sales of property, plant and equipment	—	1,529	9	—	1,538

Cash used in investing activities of continuing operations	—	(3,337)	(5,113)	—	(8,450)
Cash used in investing activities of discontinued operations	—	—	(7,238)	—	(7,238)

Cash used in investing activities	—	(3,337)	(12,351)	—	(15,688)
Cash flows from financing activities:
Proceeds from issuance of bank and other debt	—	230	540	—	770
Proceeds from issuance of common stock	362	—	—	—	362
Advances from (repayments to) parent/affiliates	(22,585)	8,188	14,397	—	—
Repayment of bank and other debt	—	(2,953)	(989)	—	(3,942)
Costs of debt issuance and other	(231)	(5)	(6)	—	(242)

Cash provided by (used in) financing activities	(22,454)	5,460	13,942	—	(3,052)
Cash provided by financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(22,454)	5,460	13,942	—	(3,052)
Effect of exchange rate changes on cash on cash and cash equivalents	—	—	(102)	—	(102)

Cash used in all activities	$(24,431)	$(472)	$(959)	$—	$(25,862)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements for the three-month interim periods ended June 30, 2006 and 2005, included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

We derive our revenue from engineering, construction and project management activities provided to the oil, gas and power industries and government entities. Through this and predecessor companies, we have provided services to customers in over 55 countries. For the quarter ended June 30, 2006, we generated revenue primarily in Canada, Nigeria, Oman and the United States. We obtain our work through competitive bidding and through negotiations with prospective clients. Contract values may range from a few thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

Our strategy is to deploy our resources in markets for our engineering and construction services which can provide the highest risk adjusted return, while maintaining a balanced backlog with respect to commercial and political risks and market presence (“Strategy”). Our Strategy has not changed. However, as the fundamental drivers in different markets around the world change, our tactical approach is continuously adjusted and refined. As a result, we are in the process of employing a new set of tactics to optimize the risk adjusted returns we seek. Based on the Company’s evaluation of the current situation in Nigeria, the Company has concluded that the operating and commercial risks associated with doing business in Nigeria have exceeded the Company’s acceptable risk levels. Consequently, in late June 2006, the Company made the decision to sell the Nigerian business operations and assets and to reduce the level of business activity in Nigeria. Nigerian operations and assets were previously included in the Company’s International segment. An international investment bank has been engaged to sell the Nigerian operations and assets. The Company expects to be able to reach an agreement on the sale in the next twelve months. We also made the decision to sell our Venezuela operations and assets, have a signed term sheet and expect to close on the sale by October 2006. The sale of the TXP-4 Plant in Opal, Wyoming, was completed in the first quarter of 2006. Therefore, included in discontinued operations are the financial results of the TXP-4 Plant and the Nigerian and Venezuelan operations and assets (the “Discontinued Operations”). The robust market fundamentals in North America and in other regions outside of Nigeria and Venezuela provide ample opportunity to redeploy our resources from Nigeria. We have identified over $9.3 billion of qualified project opportunities with over half of these opportunities being in North America. Since January 1, 2006, backlog has increased to a new record of $1.171 billion, driven primarily by new opportunities in the United States and Canada.

We have elected to discontinue our operations in Nigeria. We believe the operating and commercial risks associated with doing business in Nigeria have exceeded the Company’s acceptable risk levels. In Nigeria we continue to see the spread and escalation of hostilities against oil and gas installations and the work forces charged with construction, maintenance and operation of those installations. The attacks by militants have directly and indirectly affected Willbros on a continuous basis since the hostage taking incident of February 18, 2006. However, since mid-June, the situation in Nigeria has worsened, with attacks increasing throughout the country. Additional production operations in the Delta area have been, and remain, shut in. These disruptions have had the combined effect of elevating oil prices and frustrating projects we have in progress in Nigeria. In the current work environment, with the Nigerian government and local operating companies unable to provide the security necessary for us to conduct project operations, our project activities are frustrated and we cannot expose our personnel on an ongoing basis to the very real and escalating threat posed by these militant and hostile community disturbances. Further, there exists the possibility that labor unrest could escalate into violence at the Choba facility in the days ahead due to the May agreement.

The operating results in Nigeria for the second quarter of 2006 were negatively impacted by schedule delays; increasing costs related to labor, equipment, materials, and security; disputes with clients related to change orders, and the implementation of our Nigerian strategy. During the second quarter we increased our estimated costs to complete current projects in Nigeria by approximately $37,000 as a result of the above listed issues. Of the $37,000 reduction in estimated contract income, $24,489 of the reduction was charged against operations in the second quarter. Should our estimated cost to complete remain unchanged in future periods, the balance of the estimated reduction in contract income will be realized in future periods as reduced contract margin. Additionally, as a direct result of our decision to ultimately discontinue our operations in Nigeria, we increased our allowance for doubtful accounts receivable by $7,656 and reduced the net book value of our Nigerian based fixed assets and inventory by $7,444. Additionally, in July we reached agreement on valuation on a number of change orders with one of our clients. The gross value of the agreement reached on the change orders was $58,000 and had the net effect on the second quarter financial statements of increasing previously recorded revenue and contract costs associated with these change orders by $28,661 and $25,000, respectively. After payments to subcontractors, we anticipate a net cash influx from the settlement of approximately $21,000 in the third quarter of 2006. While the Company has taken appropriate measures to identify and record costs associated with the implementation of its Nigerian strategy, it may incur additional costs in the future and those costs may be material. The Company continues to employ all available remedies under the contract including negotiations, mediation and arbitration as appropriate. Any resolution in the Company’s favor would have a positive impact on its revenue, operating income and cash flow from discontinued operations.

Discontinued Operations reported a $33,048 loss or a $1.53 loss per share during the three-month period ended June 30, 2006, as compared to a $3,766 loss or a $0.18 loss per share for the same period in 2005. The six-month comparable periods ended June 30, 2006 and 2005 had a $29,113 loss or a $1.36 loss per share and $4,932 loss or a $0.23 loss per share, respectively. The loss from Discontinued Operations for the three-month and six-month periods ended June 30, 2006 is almost entirely attributable to our Nigerian operations. See Note 2 for additional financial disclosures on Discontinued Operations.

We believe the fundamentals supporting the demand for engineering and construction services for the oil, gas and power industries indicate that the market for our services will be strong for the next two years and possibly longer. Increased bid activity in our markets, particularly in North America, support our view that the infrastructure needed to move greater volumes of hydrocarbons from new supply areas is inadequate and new capacity additions to pipeline infrastructure are required. The strength of the markets for our services, in North America and in other regions outside Nigeria and Venezuela, supports our expectation that we can derive additional revenue to offset the reduction of activity in Nigeria and Venezuela. In the July 24, 2006 Oil & Gas Journal, a review of the Lehman Bros. Oil and Gas Exploration and Production Spending Survey notes that expenditures for 2006 are estimated to be approximately $261 billion, a 21.3% increase over 2005 expenditures and up from the 14.7% increase the survey forecasted for 2006 in December 2005. Notably, the greatest expected increase was 27.7% in the United States. Companies surveyed also indicated that, on average, they would reduce future spending if oil prices fell to $42.00 per barrel and natural gas prices to $5.00 per thousand cubic feet. Since we believe the infrastructure Willbros engineers and constructs is an important element in the monetization of these exploration and production investments, we have a high level of confidence that the projects and work prospects we have identified and qualified as future work opportunities will proceed. The rate of growth in investment in the United States market also improves the relative attractiveness of that market for our services, and the move toward liquefied natural gas continues to bring opportunities to Willbros, both in North America and in the producing/exporting countries.

In the United States & Canada oil and gas exploration and production spending is estimated by Lehman Bros. to be over $90 billion in 2006, compared to actual expenditures in 2005 of almost $73 billion. This nearly 24% increase in expected expenditures in the United States & Canada supports our view that new infrastructure additions will be required to transport new oil and gas discoveries from new or expanding areas of supply. The high level of engineering activity we are experiencing in the United States & Canada also supports our belief that the level of demand for our services will remain high for the short- to mid-term, since heightened levels of engineering activity generally lead to increased construction activity. Revenue for the period ended June 30, 2006 for the United States & Canada was up 105.6% over the same period in 2005, another indication that supports our belief that the demand for our services will be strong for at least the next several years. Since January 1, 2006 backlog has increased to a new record of $1.171 billion, driven primarily by new opportunities in the United States and Canada.

In the International segment Lehman Bros. expects expenditure increases of over 20%, from $142 billion in 2005 to an estimated $170 billion in 2006. Our analysis of international opportunities identified demand for our services in Angola, Algeria and Saudi Arabia, some of which can be addressed with resources transitioned from Nigeria and Venezuela. We expect to pursue these opportunities aggressively to replace the operations discontinued in Nigeria and Venezuela. Our operation in Oman, which generated revenue of $16,864 in the second quarter as compared to $7,558 in the same period last year, currently has multiple projects under contract and is expected to generate revenue at the current level through the end of the year.

Primarily as a result of the negative financial impact that recent events in Nigeria have had on operations and the Company’s decision to sell the Nigerian operations and assets, the Company is not in compliance with certain financial covenants in the 2004 Credit Facility. The Company is in the process of seeking a waiver for the non-compliance and concurrently is in the process of securing a new credit facility. As the Company has done in the past, management believes that it will be able to negotiate a waiver with the syndicated bank group with respect to the violations. The Company has signed a term sheet with a lead bank to secure the new credit facility which is expected to be in place by the end of the third quarter 2006. Until such time that the Company secures a new credit facility or obtains a waiver for the 2004 Credit Facility, the Company will be unable to issue any new letters of credit. Our inability to issue letters of credit during the next thirty to forty-five days is not expected to have a material effect on the Company.

The remainder of Management’s Discussion and Analysis of Financial Conditions and Results of Operations contains references to only continuing operations unless noted otherwise. Information on discontinued operations for TXP-4 Plant, Venezuela and Nigeria is available in Note 2 in the condensed consolidated financial statements.

Financial Summary

For the quarter ended June 30, 2006, we had a loss of $5,104 or $0.24 per share on revenue of $119,128. This compares to revenue of $68,050 in the same quarter in 2005, when we reported a loss of $6,153 or $0.29 per share.

Revenue of $119,128 for the second quarter of 2006 represents a $51,078 (75%) increase over the revenue for the same period in 2005. The International and the United States & Canada segments revenue increased $9,306 (123%) and $41,772 (69%), respectively, in the second quarter of 2006 as compared to the second quarter of 2005.

Contract costs increased $45,495 (76%) to $105,747 in the second quarter of 2006 as compared to the same quarter of 2005 due to the activity increases in both operating segments. Contract margin in the second quarter of 2006 as compared to the second quarter of 2005 remained flat at approximately 11% in each period. In the United States & Canada, contract margin was flat when compared to the same period in 2005. International contract margin deteriorated 2.1 percentage points to 7.0%. We believe that there is an opportunity to recover a portion of the decrease in contract margin in the future as we negotiate various change orders and contract claims with our clients in both the International and United States & Canada segments.

G&A expenses increased $836 (8%) to $11,636 in the second quarter of 2006 from $10,800 in the second quarter of 2005. The increase was due to the additional cost incurred in supporting the operations which generated a 75% increase in revenue in the second quarter of 2006 as compared in the second quarter of 2005. In addition, insurance expense recorded in the second quarter of 2006 as compared to the same period in 2005 for directors and officers insurance premium increased by $810.

The Company recorded income tax expense of $1,686 on losses before income taxes from continuing operations of $3,418 resulting in effective income tax rates in excess of 100% for the three-month period ended June 30, 2006. The Company incurred losses in one country that cannot be offset against taxable income in other countries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2005, we identified and disclosed our significant accounting policies. Other than the adoption as of January 1, 2006, SFAS No. 123R, “Share Based Payments,” SFAS No. 151, “Inventory Costs” and SFAS No. 154, “Amounting Changes and Error Corrections,” the impact of which are discussed in Note 4 to the condensed consolidated financial statements included in this Form 10-Q, there have been no changes to our significant accounting policies during the six-month period ended June 30, 2006.

OTHER FINANCIAL MEASURES

EBITDA

We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for the six months ended June 30, 2006 was $(2,863) as compared to $(9,174) for the same period in 2005, a $6,311 (69%) increase.

A reconciliation of EBITDA to GAAP financial information follows:

	Six Months Ended June 30,
	2006	2005
Net loss	$(13,633)	$(14,885)
Interest, net	3,423	1,035
Provision (benefit) for income taxes	1,432	(874)
Depreciation and amortization	5,915	5,550

EBITDA	$(2,863)	$(9,174)

BACKLOG

We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. Backlog as of June 30, 2006 was $1,171,960 with an estimated embedded margin of 15.28% compared to $240,373 at December 31, 2005 with an estimated embedded margin of 16.35%.

International backlog is $34,323 with an estimated embedded margin of 13.26% mainly for work in Oman. United States & Canada backlog is $1,137,637 with an estimated embedded margin of 15.33%.

Backlog for Discontinued Operations is $466,425 with an embedded contract margin of 10.71% at June 30, 2006. At December 31, 2005, backlog for Discontinued Operations was $575,982 with an embedded contract margin of 15.09%. At June 30, 2006 and December 31, 2005, the Discontinued Operations backlog was associated primarily with our Nigerian operations.

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

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

Contract Revenue

Contract revenue increased $51,078 (75.1%) to $119,128 due to increases in both International and United States & Canada segments. A quarter-to-quarter comparison of revenue is as follows:

	Three Months Ended June 30,
	2006	2005	Increase	Percent Change
International	$16,864	$7,558	$9,306	123.1%
United States & Canada	102,264	60,492	41,772	69.1%

Total	$119,128	$68,050	$51,078	75.1%

International revenue increased $9,306 primarily because of a new contract in Oman in 2006.

United States & Canada revenue increased $41,772 primarily as a result of increased second quarter of 2006 business activity for Willbros MSI and Willbros RPI. Willbros MSI’s $20,423 increase is largely attributable to the fourth quarter of 2005 start-up of their new Edmonton modular fabrication facility. Willbros RPI’s $17,730 increase results from new contracts. This increase in revenue in 2006 over 2005 is consistent with current industry trends and expectations.

Contract Income

Contract income increased $5,583 (71.6%) to $13,381 in the second quarter of 2006 as compared to the same quarter in 2005. A quarter-to-quarter comparison of contract income is as follows:

	Three Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	Increase	Percent Change
International	$1,174	7.0%	$684	9.1%	$490	71.6%
United States & Canada	12,207	11.9%	7,114	11.8%	5,093	71.6%

Total	$13,381	11.2%	$7,798	11.5%	$5,583	71.6%

International contract income increased $490 in the second quarter of 2006 as compared to the same quarter in 2005 primarily due to the increased revenue generated in the quarter. The margin from Oman was negatively impacted by unfavorable cost adjustments of approximately $400 on an existing contract.

United States & Canada contract income increased $5,093 during the second quarter of 2006 as compared to the same quarter in 2005. The contract income increased primarily as a result of increased revenue, as the margin percentage remained roughly the same between periods.

Other Operating Expenses

Depreciation and amortization increased $210 (8%) to $2,924 in the second quarter of 2006 from $2,714 in the same quarter of last year primarily due to the start-up of the Willbros MSI module fabrication facility late in 2005.

G&A expenses increased $836 (8%) to $11,636 in the second quarter of 2006 from $10,800 in the same quarter of last year. Significant unfavorable variances were: a) insurance costs of $894 due to the 2005 management incident, b) salaries and wages $1,070 due to increased staffing levels, and c) legal expenses increased $452 due to shareholder lawsuits and other corporate activity. Significant favorable variances were: a) various cost reductions of $1,143 in 2006, and b) Bolivia exit costs of $344 in 2005.

Non-Operating Items

Interest – net increased to $1,787 in the second quarter of 2006 from $487 in the same quarter last year due primarily to additional interest expense related to the issuance of the 6.5% Notes.

Other – net decreased to $(452) in expense in the second quarter of 2006 from $1,038 in income in the same quarter of last year. In 2005, the Company’s sale of the Broken Arrow Yard in Oklahoma and was the primary reason the Company recorded a gain of $1,032 for the period. In 2006, the company incurred foreign exchange losses of approximately $200 related to Willbros International and Willbros MSI activities, and losses on asset disposals of $170 related to the closure of Mt. West operations.

The Company recorded income tax expense of $1,686 on losses before income taxes from continuing operations of $3,418 resulting in effective income tax rates in excess of 100% for the three-month period ended June 30, 2006. During the second quarter of 2005, the Company recorded income tax expense of $988 on losses before income taxes from continuing operations of $5,165. The Company incurred losses in one country that cannot be offset against taxable income in other countries.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

Contract Revenue

Contract revenue increased $115,222 (103.3%) to $226,715 due primarily to an increase in the United States & Canada segment. A year-to-date comparison of revenue is as follows:

	Six Months Ended June 30,2006
	2006	2005	Increase	Percent Change
International	$25,856	$13,809	$12,047	87.2%
United States & Canada	200,859	97,684	103,175	105.6%

Total	$226,715	$111,493	$115,222	103.3%

International revenue increased $12,047 primarily because of a new project in Oman in the first six months of 2006 compared to the first six months of 2005. No other segment country contributed revenue during the period.

United States & Canada revenue increased $103,175 from 2005 levels. Willbros MSI, Willbros RPI and Willbros Engineers, Inc., all recorded increases in the first six months of 2006 as compared to the same period in 2005. Willbros MSI recorded an increase in revenue of $54,735, Willbros RPI recorded an increase in revenue of $33,722 and Willbros Engineers, Inc. recorded an increase in revenue of $9,024. Each of these increases was related to an increased level of projects being performed during the six month period. This increased level of activity is consistent with industry trends and expectations. In addition, $ 23,941 of the Willbros MSI revenue increase is associated with permanent materials purchased for a client on new work in 2006.

Contract Income

Contract income increased $9,950 (104.1%) to $19,505 in the first half of 2006 as compared to the same period in 2005. A period-to-period comparison of contract income is as follows:

	Six Months Ended June 30, 2006
	2006	% of Revenue	2005	% of Revenue	Increase	Percent Change
International	$2,591	10.0%	$1,061	7.7%	$1,530	144.3%
United States & Canada	16,914	8.4%	8,494	8.7%	8,420	99.1%

Total	$19,505	8.6%	$9,555	8.6%	$9,950	104.1%

International contract income increased $1,530 and contract margins increased 2.3 percentage points in the first six months of 2006 as compared to the first six months in 2005. The increased contract income is comprised of a favorable variance of $1,824 due primarily to lower 2006 period costs associated with completed projects in countries other than Oman. Offsetting this favorable variance was an unfavorable variance of $293 related to Oman. Oman’s contract margin decreased between periods due largely to unfavorable cost adjustments of approximately $400.

United States & Canada contract income increased $8,420 and contract margin decreased 0.3 percentage points during the first six months of 2006 as compared to the first six months in 2005. The contract income increased as a result of increased revenue as the margin percentage remained roughly the same between periods.

Other Operating Expenses

Depreciation and amortization increased $365 (7%) to $5,915 in the first six months of 2006 from $5,550 in the same period last year primarily due to the start-up of the Willbros MSI module fabrication facility late in 2005.

G&A expenses increased $2,156 (11%) to $22,041 in the first six months of 2006 from $19,885 in the same period last year. The unfavorable variance from the prior year is primarily the result of: (a) increased insurance premiums of $2,125, (b) increase salaries and wages of $1,828 to support the increased operations that resulted in a revenue increase of over 100%, and (c) travel related costs of $719. These unfavorable variances were partially offset by reduced accounting, legal and audit expenses of $2,392.

Non-Operating Items

Interest – net increased to $3,423 in the first six months of 2006 from $1,035 in the same period last year due primarily to additional interest expense related to the issuance of the 6.5% Notes.

Other income – net decreased to $(327) in expense in the first six months of 2006 from $1,156 in income in the same period last year. In 2005, the Company’s sale of the Broken Arrow Yard in Oklahoma was the primary reason the Company recorded a gain of $1,032 for the period as compared to $67 in gains on asset disposals in 2006. In 2005, foreign exchange gains were $200 compared to foreign exchange losses in 2006 of $256.

We recognized $1,432 of income tax expense on a loss of $12,201 before income taxes in the six months ended June 30, 2006. The $2,306 increase in income tax expense in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is due to more taxable income being generated in the United States and Canada from the increase in work in those countries. During the six months ended June 2006, corporate overhead costs were unable to be allocated to the United States and Canada pursuant to the Internal Revenue Code and the Treasury regulations promulgated thereunder, in order to reduce the Company’s tax burden is primarily the result of higher taxable income being generated in the United States and Canada. This increase in taxable income in these countries is not able to be offset by tax losses in other countries such as Panama.

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

Working Capital

Cash and cash equivalents decreased $23,917 (43%) to $32,016 at June 30, 2006 from $55,933 at December 31, 2005. Significant causes of the decrease were cash used in ongoing operations of $10,426, investments in new property, plant and equipment of $4,996, repayment of notes payable and long term debt of $6,180 and costs to issue new debt of $3,776. Offsetting these decreases were increases due to the issuance of $19,500 in new 6.5% Senior Convertible Notes, proceeds from the issuance of common stock $2,226, and proceeds from the sale of property, plant and equipment of $1,226.

Working capital, excluding the net assets and liabilities of discontinued operations, decreased $25,650 (26%) from December 31, 2005. The primarily causes were from a decrease in cash and cash equivalents of $23,917 (detailed above), an increase in accounts receivable of $3,305, an increase in contract costs and recognized income not yet billed of $4,044, an increase in prepaid expenses of $5,910 and an increase in notes payable and the current portion of long term debt for $3,435.

Cash flows used in operations for the year through June 30, 2006 totaled $10,426. Cash flow from operating activities increased by $9,592 compared to the same period in 2005, to a negative cash flow of $10,426 from a negative cash flow of $20,018.

2.75% Convertible Senior Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at June 30, 2006). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price, or $23.36 per share, based on the initial conversion price.

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

The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 4,813,171 shares at June 30, 2006), subject to adjustment in certain circumstances.

2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility matures on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00% or on a Eurodollar rate plus a margin ranging from 1.75% to 3.00%. The 2004 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed; property, plant and equipment, and spare parts.

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

Primarily as a result of the negative financial impact that recent events in Nigeria have had on operations and the Company’s decision to sell the Nigerian operations and assets, the Company is not in compliance with certain financial covenants in the 2004 Credit Facility. The Company is in the process of seeking a waiver for the non-compliance and concurrently is in the process of securing a new credit facility. As the Company has done in the past, management believes that it will be able to negotiate a waiver with the syndicated bank group with respect to the violations. The Company has signed a term sheet with a lead bank to secure the new credit facility which is expected to be in place by the end of the third quarter 2006. Until such time that the Company secures a new credit facility or obtains a waiver for the 2004 Credit Facility, the Company will be unable to issue any new letters of credit. Our inability to issue letters of credit during the next thirty to forty-five days is not expected to have a material effect on the Company.

As of June 30, 2006, there were no borrowings under the 2004 Credit Facility and there were $42,164 in outstanding letters of credit, of which $25,920 relates to Discontinued Operations.

Liquidity

We believe that cash flows from continuing and discontinued operations and the net proceeds from the sale of the 6.5% Notes, which was completed in the first quarter of 2006, will be sufficient to finance working capital and capital expenditures for our normal ongoing operations at our present level of activity and to finance our discontinued operations. Capital expenditures for equipment for 2006 are estimated at $25,000, a significant portion of which will be financed through capital leases. We are in the process of obtaining a new credit facility to replace the 2004 Credit Facility that expires March 12, 2007 and expect to have this facility in place by the end of the third quarter of 2006. However, in Nigeria we continue to see the spread and escalation of hostilities against oil and gas installations and the work forces charged with maintenance, construction and operation of these installations. The attacks by militants have directly and indirectly affected Willbros on a continuous basis since the hostage taking incident of February 18, 2006. Since mid-June 2006, the situation in Nigeria has worsened, with attacks increasing throughout the country. Additional production operations in the Delta area have been, and remain, shut in. These disruptions have had the combined effect of elevating oil prices and interrupting or delaying projects we have in progress in Nigeria. In the current work environment, with the Nigerian government and local operating companies unable to provide the security necessary for us to conduct project operations, our project activities are frustrated and we cannot expose our personnel on an ongoing basis to the very real and escalating threat posed by these militant and hostile community disturbances.

We are in negotiations with our clients to address the financial impact of: schedule delays, increased labor costs, increased equipment and materials costs, disputed change orders, heightened security concerns and to mitigate the commercial impacts on us from these recent events in Nigeria. While our clients have demonstrated an appreciation of our issues and a willingness to work with us, the outcome of those negotiations are still uncertain as is their ultimate effect on our revenue, operating results and cash flow from discontinued operations. However, these events have negatively impacted our revenue, operating results and cash flow from discontinued operations and it is likely this negative impact will continue. While we believe that these and other numerous factors could and will have an impact on our cash flow, both positively and negatively, the majority of which, should they occur, could be funded from our future operations and existing cash balances. If cash flows from continuing and discontinued operations and the net proceeds from the sale of the 6.5% Notes are not sufficient to fund our ongoing operations, our discontinued operations, our capital expenditures, and any fines, penalties or litigation settlements, we may seek to raise additional capital in the form of equity or debt.

Should the DOJ, SEC, or OFAC, as a result of their investigations, criminally charge the Company or otherwise levy material civil and/or criminal fines or penalties against the Company or the Company is unable to obtain a new credit facility to replace the 2004 Credit Facility, these events could have a material adverse effect on the Company’s liquidity and operations. For a discussion of these and other events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled “Risk Factors” contained in Item 1A in this document and in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Contractual Obligations

As of June 30, 2006, we had $154,500 of outstanding debt related to the convertible notes.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	difficulties we may encounter in discontinuing business in Nigeria and/or arising in connection with sale and disposition of our operations and assets there generally, including, without limitation, collecting receivables, exporting select items of equipment and materials, and restructuring and/or severing long-term relationships there with partners, labor organizations, and/or other entities and individuals formerly associated with our business there over the years;

•	expenses involved in discontinuing our operations in Nigeria and Venezuela may exceed our estimates;

•	the results of government investigations into the actions of the Company and of current and former employees of the Company, including J. Kenneth Tillery, the former President of Willbros International, Inc.;

•	the consequences of the Company entering into a criminal plea agreement or a deferred prosecution agreement, including the imposition of civil or criminal fines, penalties, monitoring arrangements, or other sanctions that might be imposed as a result of government investigations;

•	adverse results that we could suffer in civil litigation involving or arising from the actions of former employees and officers of the Company;

•	inability to obtain adequate financing;

•	the assertion by parties to contracts with us that the actions of former employees of the Company were improper, which constitutes a breach of, or otherwise give rise to claims under, contracts to which we are a party;

•	determination that the actions of former employees of the Company caused us to breach our credit agreements or debt instruments, which could result in the lack of access to our credit facilities and the requirement to cash collateralize our existing letters of credit;

•	the commencement by foreign governmental authorities of investigations into the actions of current and former employees of the Company, and the determination that such actions constituted violations of foreign law;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and the Company’s established policies and rules;

•	curtailment of capital expenditures in the oil, gas and power industries;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	cancellation of projects, in whole or in part;

•	inclement weather;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in the effective tax rate in countries where our work will be performed;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	the occurrence of the risk factors listed under Item 1A of this document, and in the Company’s Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission from time to time; and

•	other factors, most of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2006 and 2005 or during the three-month periods then ended.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at June 30, 2006 due to the generally short maturities of these items. At June 30, 2006, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At June 30, 2006, none of our indebtedness was subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2006, the disclosure controls and procedures are not effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

Company management with oversight from the Audit Committee has devoted substantial effort to the remediation of the material weakness related to the Company’s financial statement close process. This material weakness resulted in delays in our ability to timely close our books and records during 2005. Such delays in closing the books and records are at least in part a contributing factor to the delays we have experienced in filing our quarterly and annual financial statements with the SEC. This material weakness resulted primarily from insufficient staffing of qualified accounting personnel. Additionally, management identified a material weakness related to controls over the project reporting used in the accounting process. Cost estimates were not routinely updated to reflect current information and insufficient measures were taken to independently verify uniform and reliable cost estimates. Subsequent to December 31, 2005, we are actively working to strengthen our accounting and finance functions to correct the identified material weaknesses in our internal controls. Generally, our material weaknesses related to insufficient performance of existing controls rather than incorrect design of controls. Accordingly, during the quarter ended June 30, 2006 we have implemented the following efforts:

•	hired additional senior accounting personnel at the corporate administrative offices;

•	initiated efforts to develop more standardized and timely project management reporting and management review processes through documentation;

•	recruited candidates in order to expeditiously fill vacancies in our accounting, finance and project management functions;

•	continued to increase our supervision of accounting personnel;

•	continued our review and monitoring of the accounting department structure and organization, both in terms of size and expertise.

We believe the implemented and planned improvements to our internal control over financial reporting and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. Specifically, we believe the additional accounting personnel, and in particular, additional supervisory personnel, will allow us to ensure that all control procedures related to closing our books and preparing financial statements, such as reconciliations and analyses, are properly performed and reviewed. The additional supervisory personnel in the project accounting area will allow us to continue to improve our review of monthly project results and estimates prior to closing the books and preparing the financial statements. The reorganization of our accounting department structure will continue to provide for additional supervision of Nigerian project accounting personnel. Finally, we have provided accounting personnel with training in Sarbanes Oxley controls documentation and information systems use, which has helped improve internal control awareness and compliance.

Except as described above, there were no material changes in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in risk factors involving the company from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and quarterly report on Form 10-Q for the quarter ended March 31, 2006.

Our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 and December 31, 2005 because of the existence of material weaknesses in the Company’s internal control over financial reporting. The failure to remediate these material weakness, or any control deficiencies that the Company may discover in the future, could adversely affect the Company’s ability to report its financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.

As disclosed in our Annual Report on Form 10-K for 2004 and in our Quarterly Reports on Form 10-Q for each of the first three quarters of 2005, management’s assessment of our internal controls over financial reporting identified several material weaknesses. These material weaknesses led to the restatement of the Company’s previously issued consolidated financial statements for fiscal years 2002 and 2003 and the first three quarters of 2004. Although we made progress in executing our remediation plans during 2005, including the remediation of two material weaknesses, as of December 31, 2005, management has concluded that we did not maintain effective internal control over financial reporting due to the following remaining material weaknesses in internal controls:

•	Company-Level Controls: As we finalized the preparation of the 2005 financial statements, we determined that a material weakness in our internal control over financial reporting exists related to our financial statement close process. This material weakness resulted in delays in our ability to timely close our books and records during 2005. Such delays in closing the books and records are at least in part a contributing factor to the delays we experienced in filing our quarterly and annual financial statements with the SEC. This material weakness resulted primarily from insufficient staffing of qualified accounting personnel.

•	Construction Contract Management: A material weakness exists related to controls over the project reporting used in the accounting process. On certain of our Nigerian projects, cost estimates were not updated to reflect current information, and insufficient measures were taken to independently verify uniform and reliable cost estimates. This material weakness can affect project related accounts, and it specifically resulted in adjustments to revenue and cost of sales on certain contracts during the preparation of our financial statements.

We are actively working to strengthen our accounting and finance functions to correct the identified material weaknesses in our internal controls and our efforts include:

•	the hiring of additional senior accounting personnel at both the business unit level and the corporate administrative offices during 2006;

•	the initiation of efforts to develop more standardized and timely project management reporting and management review processes through documentation, training and retention of personnel;

•	the recruitment of candidates with the intention of expeditiously filing vacancies in our accounting, finance and project management functions;

•	the continued review and monitoring of the accounting department structure and organization, both in terms of size and expertise; and

•	the conduct of additional training and increased supervision of accounting personnel.

We believe the previously implemented and planned changes to our internal control over financial reporting and our disclosure controls and procedures will be adequate to remediate our remaining material weaknesses, prevent future control deficiencies and render our control procedures effective. However, if we are unable to remediate the remaining material weaknesses, and any other control deficiencies identified in the future, and otherwise continue to improve our internal controls and disclosure controls, our ability to report our financial results on a timely and accurate basis could be adversely affected, which could result in a loss of investor confidence in our financial reports or have a material adverse affect on our ability to operate our business or access sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls or fraud, even effective internal control over financial reporting may not prevent or detect all misstatements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the first six months of 2006:

	(a) Total Number Of Shares Purchased (1)	(b) Average Price Paid Per Share (2)	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	23,912	16.69	—	—

February 1, 2006 - February 28, 2006	—	—	—	—

March 1, 2006 - March 31, 2006	680	20.34	—	—

April 1, 2006 - April 30, 2006	—	—	—	—

May 1, 2006 - May 31, 2006	373	20.78	—	—

June 1, 2006 - June 30, 2006	1,030	22.35	—	—

(1)	Shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.
(2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.

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

2006 Items:

10.1	Amendment No. 1 to Employment Agreement dated June 1, 2006, between Willbros USA, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated June 16, 2006, filed June 22, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: August 9, 2006	By:	/s/ Warren L. Williams
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

Exhibit Number	Description
10.1	Amendment No. 1 to Employment Agreement dated June 1, 2006, between Willbros USA, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated June 16, 2006, filed June 22, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.