Form 10-K/A
period 2005-12-31
WILLBROS GROUP INC
filed 2006-09-25
CIK 895450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference: None

WILLBROS GROUP, INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission on June 16, 2006. We are filing this Amendment solely to enhance our disclosure regarding controls and procedures and the material weaknesses in our internal controls over financial reporting described in Item 9A. In particular, our revised Item 9A discussion included herein provides greater specificity with respect to:

•	when the material weaknesses were identified, by whom they were identified and when we believe they began;
•	the scope and quantity of our projects which were affected by our material weakness relating to construction contract management; and
•	the nature and timing of the significant measures that we took in 2005 to remediate our material weaknesses.

We have included as exhibits to this Amendment new certifications of our chief executive officer and chief financial officer.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

PART II.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

An evaluation was performed under the supervision and with the participation of the Company’s management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation and the material weakness in internal control over financial reporting described in (b) below, our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is properly recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Company-Level Controls: A material weakness in our internal control over financial reporting exists related to the Company’s financial statement close process. The weakness was identified by our accounting management during the assessment of our internal control system in December 2005 and was determined to be a material weakness in April of 2006. This weakness in our company-level controls resulted in delays in our ability to timely close our books and records during 2005. Such delays in closing the books and records are at least in part a contributing factor to the delays we have experienced in filing our quarterly and annual financial statements with the SEC. This material weakness resulted primarily from insufficient staffing of qualified accounting personnel.

We believe that this weakness began in January 2005 as the Company’s accounting staff began to respond to a number of resource demands, including a larger than normal turnover of international and corporate accounting personnel; a significant increase in the workload of the accounting staff as they supported the Audit Committee’s independent investigation as well as investigations by the SEC and the Department of Justice; and a substantial increase in the volume of accounting transactions associated with the 46 percent annual increase in the Company’s revenue.

Construction Contract Management: A material weakness exists related to controls over the project reporting used in the accounting process. This weakness existed throughout 2005 and is a continuation of a material weakness reported in our 2004 Form 10-K, which was first identified by management in March of 2005. Management of the Company determined that the weakness had not been fully remediated during reviews of the project cost estimates used in the accounting process in closing the quarters ended September 30, and December 31, 2005. The weakness primarily impacts three large Nigerian contracts, with a total contract value of approximately $620 million, for which cost estimates were not updated to reflect current information and insufficient measures were taken to independently verify uniform and reliable cost estimates. This material weakness could materially affect project related accounts, and it specifically resulted in material changes to revenue and cost of sales on contracts during the preparation of our preliminary financial statements by our accounting staff prior to the issuance of the financial statements.

Because of the material weaknesses described above, management concluded that as of December 31, 2005, the Company did not maintain effective internal control over financial reporting based upon the criteria described above.

GLO CPAs LLP, an independent registered accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting. GLO CPAs LLP issued an audit report thereon, which is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the course of 2005, we undertook significant efforts to improve our internal control over financial reporting. These significant changes included the following:

•	Initiation of an enhanced worldwide awareness program to educate employees with respect to the content of our whistleblower policy to achieve better reporting of any suspected problems.

•	Implementation of an “enhanced and stand-alone” FCPA Compliance Program separate from that incorporated into our Code of Business Conduct and Ethics. This enhanced FCPA Compliance Program includes the training of Company personnel by the Company’s General Counsel or outside legal counsel.

•	Realignment of the reporting of all business units’ financial staffs directly to the Corporate Controller’s Office.

•	Expansion of the International and Corporate accounting and finance staff by 133% during 2005 to strengthen existing internal controls over project management, cash disbursements, tax compliance, and financial reporting.

•	Movement of the internal audit function from an outsourced function with an independent accounting firm to an experienced in-house department to facilitate more frequent and more in-depth examinations of controls throughout the Company.

•	Adoption of a more frequent rotation policy for the staff at our international business units.

(d) Remediation Activities

Company management with oversight from the Audit Committee has devoted substantial effort to the remediation of its material weakness described in (b) above and to making improvements in our internal control over financial reporting. Specifically, subsequent to December 31, 2005, we are actively working to strengthen our accounting and finance team to correct the identified material weakness in our internal controls and our efforts include:

•	The hiring of additional senior accounting personnel at both the business unit level and the corporate administrative offices during the first five months of 2006;

•	The initiation of efforts to develop more standardized and timely project management reporting and management review processes through documentation, training, and retention of personnel;

•	The recruitment of other candidates with the intention of expeditiously filling vacancies in our accounting, finance, and project management teams;

•	The continued review and monitoring of the accounting department structure and organization, both in terms of size and expertise; and

•	The conducting of additional training and increased supervision of accounting personnel.

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

(2) Financial Statement Schedule:

2005 Form 10-K Page(s)
Report of Independent Registered Public Accounting Firm (GLO CPAs LLP)	124
Report of Independent Registered Public Accounting Firm (KPMG LLP)	125
Schedule II - Consolidated Valuation and Qualifying Accounts	126

All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the footnotes thereto.

(3) Exhibits: The following documents are included as exhibits to this Form 10-K/A:

Exhibit Number	Description

2.1	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (Filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

3.1	Amended and Restated Articles of Incorporation of Willbros Group, Inc. (Filed as Exhibit 3.1 to our report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002).

3.2	Restated By-Laws of Willbros Group, Inc. (Filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

4.1	Form of stock certificate for our Common Stock, par value $.05 per share (Filed as Exhibit 4 to the S-1 Registration Statement).

4.2	Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3 to our report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999).

4.4	Indenture, dated March 12, 2004, between us and JPMorganChase Bank, as trustee (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.5	First Supplemental Indenture, dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture, dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (Filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.6	Registration Rights Agreement, dated March 12, 2004, among Bear Stearns & Co., Inc., CIBC World Markets Corp., Credit Lyonnais Securities (USA) Inc. and us (Filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.7	Indenture dated December 23, 2005, between us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (Filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.1	Amended and Restated Credit Agreement dated March 12, 2004, by and among us, certain designated subsidiaries, certain financial institutions, Credit Lyonnais New York Branch, as administrative agent, and CIBC, Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2004, filed on May 7, 2004).

10.2	First Amendment and Waiver dated August 6, 2004, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004).

Exhibit Number	Description

10.3	Second Amendment and Waiver dated July 19, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated July 19, 2005, filed July 25, 2005).

10.4	Third Amendment and Waiver dated November 23, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.4 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.5	Fourth Amendment and Waiver dated December 21, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.5 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.6	Fifth Amendment and Waiver dated March 31, 2006, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated April 5, 2006, filed April 13, 2006).

10.7†	Form of Indemnification Agreement between our officers and us (Filed as Exhibit 10.7 to the S-1 Registration Statement).

10.8†	Form of Indemnification Agreement between our directors and us (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.9†	Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.8 to the S-1 Registration Statement).

10.10†	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (Filed as Exhibit A to the Company’s Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.11†	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001, (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.12†	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.13†	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.14†	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.15†	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.16†	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.17†	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005, (the “2004 Form 10-K”)).

10.18†	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.15 to the 2004 Form 10-K).

10.19†	Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.20†	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.21†	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.22†	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.23†	Form of Secured Promissory Note under the Willbros Group, Inc. Employee Stock Purchase Program (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

Exhibit Number		Description

10.24†		Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.25†		Employment Agreement, dated December 31, 2004, between Willbros USA, Inc. and Michael F. Curran, including the form of Restricted Stock Rights Award Agreement attached as an Exhibit thereto (Filed as Exhibit 10 to our current report on Form 8-K dated December 31, 2004, filed January 6, 2005).

10.26†	*	Employment Agreement dated January 26, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl.

10.27		Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.28†		Consulting Services Agreement dated June 1, 2002, between Willbros USA, Inc., and Larry J. Bump (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.29		Purchase Agreement dated December 22, 2005, between us, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (Filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.30		Registration Rights Agreement dated December 23, 2005, between us and the initial purchasers set forth on Schedule I to the Purchase Agreement (Filed as Exhibit 10.3 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

21.*		Subsidiaries.

23.1*		Consent of GLO CPAs LLP.

23.2*		Consent of KPMG LLP.

31.1**		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to our original report on Form 10-K for the year ended December 31, 2005, filed June 16, 2006.
**	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: September 25, 2006	By:	/s/ Van A. Welch
Van A. Welch
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-KA.

Exhibit Number	Description

2.1	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (Filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

3.1	Amended and Restated Articles of Incorporation of Willbros Group, Inc. (Filed as Exhibit 3.1 to our report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002).

3.2	Restated By-Laws of Willbros Group, Inc. (Filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

4.1	Form of stock certificate for our Common Stock, par value $.05 per share (Filed as Exhibit 4 to the S-1 Registration Statement).

4.2	Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock (Filed as Exhibit 3 to our report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999).

4.4	Indenture, dated March 12, 2004, between us and JPMorganChase Bank, as trustee (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.5	First Supplemental Indenture, dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture, dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (Filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.6	Registration Rights Agreement, dated March 12, 2004, among Bear Stearns & Co., Inc., CIBC World Markets Corp., Credit Lyonnais Securities (USA) Inc. and us (Filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.7	Indenture dated December 23, 2005, between us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (Filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.1	Amended and Restated Credit Agreement dated March 12, 2004, by and among us, certain designated subsidiaries, certain financial institutions, Credit Lyonnais New York Branch, as administrative agent, and CIBC, Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2004, filed on May 7, 2004).

10.2	First Amendment and Waiver dated August 6, 2004, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004).

10.3	Second Amendment and Waiver dated July 19, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated July 19, 2005, filed July 25, 2005).

10.4	Third Amendment and Waiver dated November 23, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.4 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.5	Fourth Amendment and Waiver dated December 21, 2005, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10.5 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.6	Fifth Amendment and Waiver dated March 31, 2006, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated April 5, 2006, filed April 13, 2006).

Exhibit Number		Description

10.7†		Form of Indemnification Agreement between our officers and us (Filed as Exhibit 10.7 to the S-1 Registration Statement).

10.8†		Form of Indemnification Agreement between our directors and us (Filed as Exhibit 10.16 to the S-1 Registration Statement).

10.9†		Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.8 to the S-1 Registration Statement).

10.10†		Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (Filed as Exhibit A to the Company’s Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.11†		Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001, (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.12†		Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.13†		Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (Filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.14†		Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.15†		Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to the 1996 Form 10-K).

10.16†		Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.17†		Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005, (the “2004 Form 10-K”)).

10.18†		Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (Filed as Exhibit 10.15 to the 2004 Form 10-K).

10.19†		Willbros Group, Inc. Director Stock Plan (Filed as Exhibit 10.9 to the S-1 Registration Statement).

10.20†		Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (Filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.21†		Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.22†		Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.23†		Form of Secured Promissory Note under the Willbros Group, Inc. Employee Stock Purchase Program (Filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.24†		Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.25†		Employment Agreement, dated December 31, 2004, between Willbros USA, Inc. and Michael F. Curran, including the form of Restricted Stock Rights Award Agreement attached as an Exhibit thereto (Filed as Exhibit 10 to our current report on Form 8-K dated December 31, 2004, filed January 6, 2005).

10.26†	*	Employment Agreement dated January 26, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl.

10.27		Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (Filed as Exhibit 10.13 to the S-1 Registration Statement).

10.28†		Consulting Services Agreement dated June 1, 2002, between Willbros USA, Inc., and Larry J. Bump (Filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.29		Purchase Agreement dated December 22, 2005, between us, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (Filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

Exhibit Number	Description

10.30	Registration Rights Agreement dated December 23, 2005, between us and the initial purchasers set forth on Schedule I to the Purchase Agreement (Filed as Exhibit 10.3 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

21.*	Subsidiaries.

23.1*	Consent of GLO CPAs LLP.

23.2*	Consent of KPMG LLP.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to our original report on Form 10-K for the year ended December 31, 2005, filed June 16, 2006.
**	Filed herewith.
†	Management contract or compensatory plan or arrangement.