Form 10-Q/A
period 2006-03-31
WILLBROS GROUP INC
filed 2006-09-25
CIK 895450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

WILLBROS GROUP, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q (the “Original Quarterly Report”) for the quarter ended March 31, 2006, which was originally filed with the Securities and Exchange Commission on June 16, 2006. We are filing this Amendment to enhance our disclosure regarding our controls and procedures and the material weaknesses in our internal controls over financial reporting referred to in Part I, Item 4 of the Original Quarterly Report. In particular, our Item 4 discussion included herein has been revised to:

•	more clearly identify the material weaknesses we are attempting to remediate;

•	provide greater detail with respect to the remediation measures that were specifically undertaken in the quarter ended March 31, 2006; and

•	explain why we believe that our previously implemented and planned improvements to our internal control over financial reporting and our disclosure controls and procedures will be adequate to remediate the material weaknesses previously identified.

We have included as exhibits to this Amendment new certifications of our chief executive officer and chief financial officer.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report. This Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

PART I.    FINANCIAL INFORMATION

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

Company management, with oversight from the Audit Committee, has devoted substantial effort to the remediation of the material weakness related to the Company’s financial statement close process. This material weakness resulted in delays in our ability to timely close our books and records during 2005. Such delays in closing the books and records are at least in part a contributing factor to the delays we have experienced in filing our quarterly and annual financial statements with the SEC. This material weakness resulted primarily from insufficient staffing of qualified accounting personnel. Additionally, management identified a material weakness related to controls over the project reporting used in the accounting process. Cost estimates were not routinely updated to reflect current information and insufficient measures were taken to independently verify uniform and reliable cost estimates. Subsequent to December 31, 2005, we are actively working to strengthen our accounting and finance functions to correct the identified material weaknesses in our internal controls. Generally, our material weaknesses related to insufficient performance of existing controls rather than incorrect design of controls. Accordingly, during the quarter ended March 31, 2006 we have implemented the following material changes in our internal control over financial reporting that have materially improved, or are reasonably likely to materially improve, our internal control over financial reporting:

•	hired additional senior accounting personnel at the corporate administrative offices;

•	initiated efforts to develop more standardized and timely project management reporting and management review processes through documentation;

•	recruited candidates in order to expeditiously fill vacancies in our accounting, finance, and project management functions;

•	continued to increase our supervision of accounting personnel; and

•	continued our review and monitoring of the accounting department structure and organization, both in terms of size and expertise.

We believe the previously implemented and planned improvements to our internal control over financial reporting and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. Specifically, we believe the additional accounting personnel, and in particular, additional supervisory personnel, will allow us to ensure that all control procedures related to closing our books and preparing financial statements, such as reconciliations and analyses, are properly performed and reviewed. The additional supervisory personnel in the project accounting area will allow us to continue to improve our review of monthly project results and estimates prior to closing the books and preparing the financial statements. The reorganization of our accounting department structure will continue to provide for additional supervision of Nigerian project accounting personnel.

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS

The following documents are included as exhibits to this Form 10-Q/A.

Exhibit Number		Description

2.1		Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (Filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

10.1		Fifth Amendment and Waiver dated March 31, 2006, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC, Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated April 5, 2006, filed April 13, 2006).

10.2		Employment Agreement dated January 26, 2006, between Willbros USA, Inc. and Robert R. Harl (Filed as Exhibit 10.26 to our annual report on Form 10-K for the year ended December 31, 2005).

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to our original report on Form 10-Q for the quarter ended March 31, 2006, filed June 16, 2006.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: September 25, 2006	By:	/S/ VAN A. WELCH
Van A. Welch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q/A.

Exhibit Number		Description

2.1		Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (Filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

10.1		Fifth Amendment and Waiver dated March 31, 2006, to the Amended and Restated Credit Agreement dated March 12, 2004, among us, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as administrative agent, and CIBC, Inc., as syndication agent (Filed as Exhibit 10 to our current report on Form 8-K dated April 5, 2006, filed April 13, 2006).

10.2		Employment Agreement dated January 26, 2006, between Willbros USA, Inc. and Robert R. Harl (Filed as Exhibit 10.26 to our annual report on Form 10-K for the year ended December 31, 2005).

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed as an Exhibit to our original report on Form 10-Q for the quarter ended March 31, 2006, filed June 16, 2006.
**	Filed herewith.