Form 10-Q/A
period 2006-06-30
WILLBROS GROUP INC
filed 2006-09-25
CIK 895450

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

The number of shares of the registrant’s Common Stock, .05 par value, outstanding as of August 1, 2006 was 21,787,112.

WILLBROS GROUP, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q (the “Original Quarterly Report”) for the quarter ended June 30, 2006, which was originally filed with the Securities and Exchange Commission on August 9, 2006. We are filing this Amendment to enhance our disclosure regarding our controls and procedures and the material weaknesses in our internal controls over financial reporting referred to in Part I, Item 4 of the Original Quarterly Report. In particular, our Item 4 discussion included herein has been revised to state more clearly that changes were made to our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and to describe those changes.

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

During the quarter ended June 30, 2006 the Company implemented the following material changes in its internal control over financial reporting that have materially improved, or are reasonably likely to materially improve, our internal control over financial reporting:

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following documents are included as exhibits to this Form 10-Q/A.

Exhibit Number		Description

10.1		Amendment No. 1 to Employment Agreement dated June 1, 2006, between Willbros USA, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated June 16, 2006, filed June 22, 2006).

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to our original report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: September 25, 2006	By:	/s/ Van A. Welch
Van A. Welch
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q/A.

Exhibit Number		Description

10.1		Amendment No. 1 to Employment Agreement dated June 1, 2006, between Willbros USA, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated June 16, 2006, filed June 22, 2006).

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to our original report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006.
**	Filed herewith.