Form 10-Q
period 2006-09-30
WILLBROS GROUP INC
filed 2006-11-09
CIK 895450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of November 1, 2006 was 25,525,914

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
		Page
Item 1 —	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three-month and nine-month periods ended September 30, 2006 and 2005	4

	Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited) for the nine-month period ended September 30, 2006	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine-month periods ended September 30, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4 —	Controls and Procedures	50

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings	51

Item 1A —	Risk Factors	51

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3 —	Defaults upon Senior Securities	52

Item 4 —	Submission of Matters to a Vote of Security Holders	52

Item 5 —	Other Information	53

Item 6 —	Exhibits	53

SIGNATURE		55

EXHIBIT INDEX		56

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,476	$55,933
Restricted cash	1,500	—
Accounts receivable, net	102,414	83,986
Contract cost and recognized income not yet billed	14,963	7,619
Prepaid expenses	16,291	11,871
Parts and supplies inventories	2,135	2,509
Assets of discontinued operations	285,729	261,099

Total current assets	438,508	423,017

Deferred tax assets	3,700	4,247
Property, plant and equipment, net	66,467	59,706
Goodwill	6,894	6,687
Other assets	9,027	5,324

Total assets	$524,596	$498,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$2,660	$2,680
Accounts payable and accrued liabilities	82,219	67,582
Contract billings in excess of cost and recognized income	6,950	1,342
Accrued income tax	783	2,368
Liabilities of discontinued operations	180,153	144,085

Total current liabilities	272,765	218,057
2.75% Convertible senior notes	70,000	70,000
6.5% Senior convertible notes	84,500	65,000
Long-term debt	10,380	340
Other liabilities	337	350

Total liabilities	437,982	353,747

Contingencies and commitments (Note 10)
Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized (35,000,000 shares at December 31, 2005); 21,959,470 shares issued (21,649,475 at December 31, 2005)	1,099	1,082
Capital in excess of par value	163,139	161,596
Accumulated deficit	(80,013)	(15,166)
Treasury stock at cost, 155,916 shares (98,863 at December 31, 2005)	(1,960)	(1,163)
Deferred compensation	—	(3,720)
Notes receivable for stock purchases	—	(231)
Accumulated other comprehensive income	4,349	2,836

Total stockholders’ equity	86,614	145,234

Total liabilities and stockholders’ equity	$524,596	$498,981

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Contract revenue	$125,466	$65,034	$352,181	$176,527

Operating expenses:
Contract	113,418	59,430	320,628	161,368
Depreciation and amortization	3,265	2,996	9,180	8,547
General and administrative	11,092	10,376	33,133	30,262

	127,775	72,802	362,941	200,177

Operating loss	(2,309)	(7,768)	(10,760)	(23,650)

Other income (expense):
Interest — net	(2,709)	(1,602)	(6,132)	(2,637)
Other — net	432	(674)	105	482

	(2,277)	(2,276)	(6,027)	(2,155)

Loss from continuing operations before income taxes	(4,586)	(10,044)	(16,787)	(25,805)

Provision (benefit) for income taxes	379	(1,094)	1,811	(1,969)

Net loss from continuing operations	(4,965)	(8,950)	(18,598)	(23,836)

Loss from discontinued operations net of provision for income taxes	(17,136)	(8,603)	(46,249)	(13,534)

Net loss	$(22,101)	$(17,553)	$(64,847)	$(37,370)

Basic loss per common share:
Loss from continuing operations	$(0.23)	$(0.42)	$(0.87)	$(1.12)
Loss from discontinued operations	(0.80)	(0.41)	(2.15)	(0.64)

Net loss	$(1.03)	$(0.83)	$(3.02)	$(1.76)

Diluted loss per common share:
Loss from continuing operations	$(0.23)	$(0.42)	$(0.87)	$(1.12)
Loss from discontinued operations	(0.80)	(0.41)	(2.15)	(0.64)

Net loss	$(1.03)	$(0.83)	$(3.02)	$(1.76)

Weighted average number of common shares outstanding:
Basic	21,557,695	21,254,987	21,480,730	21,252,994

Diluted	21,557,695	21,254,987	21,480,730	21,252,994

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Capital in Excess of Par	Accumu- lated	Treasury	Deferred Compen-	Notes Receivable for Stock	Accumulated Other Compre- hensive Income	Total Stock- holders’
	Shares	Par Value	Value	Deficit	Stock	sation	Purchases	(Loss)	Equity
Balance,
January 1, 2006	21,649,475	$1,082	$161,596	$(15,166)	$(1,163)	$(3,720)	$(231)	$2,836	$145,234
Comprehensive loss:
Net loss	—	—	—	(64,847)	—	—	—	—	(64,847)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,513	1,513

Total comprehensive loss									(63,334)
Adoption of SFAS 123R	—	—	(3,720)	—	—	3,720	—	—	—
Amortization of note discount	—	—	—	—	—	—	(12)	—	(12)
Stock received for note	—	—	—	—	(243)	—	243	—	—
Restricted stock grants	90,000	5	(5)	—	—	—	—	—	—
Compensation from share-based payments	—	—	3,054	—	—	—	—	—	3,054
Vesting of restricted stock rights	10,625	1	(1)	—	—	—	—	—	—
Additions to treasury stock	—	—	—	—	(554)	—	—	—	(554)
Exercise of stock options	209,370	11	2,215	—	—	—	—	—	2,226

Balance, September 30, 2006	21,959,470	$1,099	$163,139	$(80,013)	$(1,960)	$—	$—	$4,349	$86,614

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(64,847)	$(37,370)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	46,249	13,534
Depreciation and amortization	9,180	8,547
Amortization of debt issue costs	1,911	2,111
Amortization of deferred compensation	3,054	1,893
Amortization of discount on notes receivable for stock purchases	(12)	(11)
Gain on retirements of property, plant and equipment	(4,563)	(885)
Deferred income tax provision	90	—
Equity in joint ventures	(753)	—
Changes in operating assets and liabilities:
Accounts receivable	(17,449)	2,598
Contract cost and recognized income not yet billed	(7,344)	(5,434)
Prepaid expenses	5,055	(2,134)
Parts and supplies inventories	224	69
Other assets	(1,503)	169
Accounts payable and accrued liabilities	13,830	2,172
Accrued income tax	(1,446)	(2,975)
Contract billings in excess of cost and recognized income	5,604	(1,204)
Other liabilities	3	—

Cash used in operating activities of continuing operations	(12,717)	(18,920)
Cash provided by (used in) operating activities of discontinued operations	(59,585)	5,908

Cash used in operating activities	(72,302)	(13,012)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	8,243	1,868
Increase in restricted cash	(1,500)	—
Purchases of property, plant and equipment	(12,389)	(14,663)

Cash used in investing activities of continuing operations	(5,646)	(12,795)
Cash provided by (used in) investing activities of discontinued operations	29,891	(13,811)

Cash provided by (used in) investing activities	24,245	(26,606)
Cash flows from financing activities:
Proceeds from issuance of 6.5% senior convertible notes	19,500	—
Proceeds from issuance of common stock	2,226	362
Repayment of notes payable	(9,385)	—
Costs of debt issues	(3,776)	(21)
Acquisition of treasury stock	(554)	(231)
Repayments of long-term debt	(134)	(3,616)
Payments on capital lease	(36)	(409)
Proceeds from notes payable	—	779

Cash provided by (used in) financing activities of continuing operations	7,841	(3,136)
Cash provided by (used in) financing activities of discontinued operations	—	—

Cash provided by (used in) financing activities	7,841	(3,136)

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Effect of exchange rate changes on cash and cash equivalents	$(241)	$475

Cash used in all activities	(40,457)	(42,279)
Cash and cash equivalents, beginning of period	55,933	73,166

Cash and cash equivalents, end of period	$15,476	$30,887

Cash payments made during the period:
Interest related to continuing operations	$4,601	$2,341
Interest related to discontinued operations	—	43

Total interest	$4,601	$2,384

Income taxes related to continuing operations	$2,480	$786
Income taxes related to discontinued operations	8,310	9,099

Total income taxes	$10,790	$9,885

Non-cash investing and financing transactions (all related to continuing operations):
Prepaid insurance obtained by note payable	$9,385	$—
Property obtained by capital lease	$11,635	$6,181
Settlement of officer note receivable for stock	$243	$—

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The preceding condensed consolidated balance sheet as of December 31, 2005, which has been derived from audited consolidated financial statements, and the preceding unaudited interim condensed consolidated financial statements as of September 30, 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As of September 30, 2006, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The unaudited condensed consolidated financial statements of Willbros Group, Inc. and its majority-owned subsidiaries (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows of the Company for all interim periods presented.

These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations and cash flows for the nine-month period ended September 30, 2006 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

The condensed consolidated financial statements include certain estimates and assumptions by management. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and parts and supplies inventories; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting including estimates of progress toward completion and estimates of gross profit or loss on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to be consistent with current presentation.

As discussed in Note 2, the Company sold its TXP-4 Plant on January 12, 2006 and the majority of its Venezuela operations and assets on August 17, 2006. The remainder of the Venezuelan assets is expected to be sold during the fourth quarter of 2006. Additionally, the Company has its Nigeria operations and assets for sale. Accordingly, these condensed consolidated financial statements reflect these operations as discontinued operations in all periods presented. The disclosures in the notes to the condensed consolidated financial statements relate to continuing operations except as otherwise indicated.

Inventories, consisting of parts and supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Parts and supplies inventories are evaluated at least annually and adjusted for excess and obsolescence. Parts and supplies are valued at the lower of cost or market value, net of a reserve for obsolescence of $2,135 and $2,509 at September 30, 2006 and December 31, 2005, respectively. Using the same valuation and obsolescence policies as continuing operations, discontinued operations had parts and supplies of $21,405 and $16,818 at September 30, 2006 and December 31, 2005, respectively.

Cash and cash equivalents includes $15,000 of cash required as a minimum balance as stipulated by a waiver and amendment to the Company’s 2004 Credit Facility (see Note 7). Additionally, the Company had $1,500 of restricted cash related to a funded letter of credit. As of October 27, 2006, the letter of credit was replaced with a letter of credit from the new credit facility resulting in the $1,500 being no longer restricted.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Discontinuance of Operations and Asset Disposal

Strategic Decisions

As part of the Company’s ongoing strategic evaluation of operations, the following businesses have been discontinued: Nigeria, Venezuela, and the TXP-4 Plant, collectively the “Discontinued Operations”, and accordingly, these businesses are presented as discontinued operations in the preceding condensed consolidated financial statements. The net assets and net liabilities related to the Discontinued Operations are shown on the Condensed Consolidated Balance Sheets as components of “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Condensed Consolidated Statements of Operations as a component of “Loss from discontinued operations net of provision for income taxes”, for all periods shown.

The separate results of the Discontinued Operations, as well as a break down of the major classes of assets and liabilities included as part of Discontinued Operations, are detailed in the subsequent tables.

Nigeria

An international investment bank has been engaged to sell the Company’s Nigeria operations and assets. The process has identified several qualified potential purchasers, and negotiations are in progress. At this time the Company is unable to determine the gain or loss upon the ultimate disposal of the Nigeria operations and assets. The Company expects to be able to reach an agreement on the sale by the end of the first quarter of 2007 or shortly thereafter. Nigeria operations and assets were previously included in the Company’s International segment.

As part of the sales process, the Company continues to evaluate the carrying value of the Nigeria assets and operations with respect to their estimated market value. For the third quarter of 2006, the Company did not recognize an impairment of the Nigeria assets based upon this analysis. Any impairment would be included in the “Loss from discontinued operations net of provision for income taxes”.

Venezuela

Asset disposal — On August 17, 2006 the Company entered into a Share Purchase Agreement with a Venezuelan company (the “Buyer”), pursuant to which the Company sold all of its membership interests in Willbros (Barbados) Limited, Inc. (“WBL”), a wholly-owned subsidiary of the Company. WBL owns all of the assets and operations of the Company in Venezuela, with the exception of joint-venture interest in Harwat International Finance Corporation NV (“Harwat”). The Company received cash payments of $7,000 for conveyance of WBL with no gain recognized subject to the pending sale discussed below. The Venezuela operations and assets were previously a component of the Company’s International segment.

Pending joint-venture interest disposal — As part of the Share Purchase Agreement, Buyer has also agreed to buy the Company’s 10% interest in Harwat. The sale of the Harwat interest is expected to be completed in the fourth quarter of 2006. The Company is scheduled to receive $3,300 in notes receivable from Buyer for the Company’s ownership interest in Harwat with a potential gain of $1,595 to be recognized contingent on collection of the notes receivable.

TXP-4 Plant

Asset disposal — On January 12, 2006, the Company entered into a Purchase Agreement and Release with Williams Field Services Company (“Williams”), a wholly-owned subsidiary of The Williams Companies, Inc., pursuant to which the Company sold to Williams all of its membership interest in Opal TXP-4 Company, LLC, a wholly-owned subsidiary of the Company (the “LLC”). The LLC owns a gas processing plant known as the TXP-4 Plant (the “TXP-4 Plant”) at Opal in Lincoln County, Wyoming, in addition to certain facilities, equipment and supplies related to the TXP-4 Plant. Prior to the sale, the TXP-4 Plant was a component of the US & Canada segment. The Company received cash payments of $27,944 for conveyance of the LLC and realized a pre-tax gain of $2,033 and an after-tax gain of $1,342.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Discontinuance of Operations and Asset Disposal (continued)

The sale was effective at 12:01 a.m. Central Standard Time on January 1, 2006. The only financial effect from the sale for the three or nine months ended September 30, 2006, is the gain on the sale, reflected as a component of the “Loss from discontinued operations net of provision for income taxes”.

In addition to the cash payments described above, Williams agreed to pay the Company a portion of any recovery that Williams may obtain in the future from third parties which is based on damages, loss or injury related to the TXP-4 Plant or the Jonah Dehy, up to $3,400. This settlement is contingent upon Williams’ recovery from various third parties and is the only ongoing potential source of cash flows subsequent to the Purchase Agreement date. The timing and amount of any resolution to these claims cannot be estimated.

Contingencies, Commitments and Other Circumstances

At September 30, 2006 and December 31, 2005, other assets and accounts receivable of the Discontinued Operations include anticipated recoveries from insurance or third parties of $300 and $4,656, respectively, primarily related to the repair of pipelines. The Company believes the recovery of these costs from insurance or other parties is probable. Actual recoveries may vary from these estimates.

At September 30, 2006, the Company had approximately $24,933 of letters of credit outstanding associated with Discontinued Operations representing the maximum amount of future payments the Company could be required to make. See Note 10 for additional information on letters of credit and insurance bonds. The Company had no liability recorded as of September 30, 2006, related to these commitments.

Nigerian National Labor Contract

The previous Nigerian national labor contract covering approximately 1,600 National laborers at the Company’s Choba Site 1 facility expired in March 2006. A replacement agreement executed in May mistakenly included labor rate increases ranging between 300% to 350% which the labor union claims are binding upon the Company notwithstanding the obvious mistake in fact and other legal deficiencies in the form and substance of the replacement agreement (“the May Agreement”). However, based upon opinions of legal counsel in Nigeria, for a variety of reasons the Company believes the May Agreement is unenforceable in its current form and the Company and its legal counsel are pursuing measures to rectify the mistake and related deficiencies in the purported agreement, including, without limitation, through negotiation, mediation, and judicial actions provided for under the labor laws of Nigeria. During this rectification process, however, the Company has voluntarily increased the labor rate by 20%. An accrued liability of $6,900 has been recorded at September 30, 2006 to reflect the Company’s current estimate of additional end-of-service costs attributable to reaching a mutually acceptable final form of labor agreement. Although the Company does not currently anticipate that the May Agreement will be determined to be enforceable in its current mistaken form, should rectification of that agreement be unsuccessful through the labor relations and related legal processes now underway, a substantially greater monthly labor expense would be incurred by the Company and an estimated additional $26,000 of end-of-service liability would result, making continued operations in Nigeria uneconomical. Also, this rectification process now underway by the Company has incited protests and strikes from the rank and file workers covered by the May Agreement. The labor union has complained to national, local and regional politicians and the matter will soon be heard by the Labor Board to be resolved.

Joint Ventures

Venezuela

In connection with the Company’s 10% interest in a joint venture in Venezuela, the Company issued a corporate guarantee equal to 10% of the joint venture’s outstanding borrowings with two banks. The guarantee decreases as borrowings are repaid. As of September 30, 2006, the maximum amount of future payments the Company could be required to make under this guarantee is approximately $1,408. The Company anticipates its guarantee to the two banks would terminate with the closing of the sale of the Venezuelan operations and assets.

This obligation will be transferred to the Buyer in connection with the pending joint-venture investment disposal described above.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Discontinuance of Operations and Asset Disposal (continued)

Nigeria

Kanssen International Pipe Coating Services, Limited (Kanssen) and Willbros West Africa, Inc (WWAI) entered into an agreement to upgrade facilities at the WWAI Choba location pipe coating facilities. The agreement was signed in June 2006 and included an installation of new concrete weight coating equipment furnished by Kanssen. The new agreement supersedes an existing memorandum of understanding of October 14, 2005.

The new agreement updates the working arrangement between Kanssen and WWAI whereby each party participates in the venture with a 50% interest. Kanssen will supply the equipment and WWAI will supply the plant building and facilities, and utilities. WWAI will be paid a management fee not to exceed 9% of revenue on each contract.

Results of Discontinued Operations

Statements of operations of Discontinued Operations are as follows:

	Three Months Ended September 30, 2006
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Contract revenue	$102,304	$43	$—	$102,347
Operating expenses:
Contract	112,432	114	—	112,546
Depreciation and amortization	—	—	—	—
General and administrative	7,184	46	—	7,230

	119,616	160	—	119,776

Operating loss	(17,312)	(117)	—	(17,429)
Other income (expense)	3,478	(1)	—	3,477

Loss before income taxes	(13,834)	(118)	—	(13,952)
Provision for income taxes	3,184	—	—	3,184

Net loss	$(17,018)	$(118)	$—	$(17,136)

	Three Months Ended September 30, 2005
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Contract revenue	$89,079	$147	$4,587	$93,813
Operating expenses:
Contract	83,041	425	3,750	87,216
Depreciation and amortization	2,125	149	244	2,518
General and administrative	9,628	45	—	9,673

	94,794	619	3,994	99,407

Operating income (loss)	(5,715)	(472)	593	(5,594)
Other income	137	268	—	405

Income (loss) before taxes	(5,578)	(204)	593	(5,189)
Provision for income taxes	3,212	—	202	3,414

Net income (loss)	$(8,790)	$(204)	$391	$(8,603)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Discontinuance of Operations and Asset Disposal (continued)

	Nine Months Ended September 30, 2006
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Contract revenue	$375,275	$257	$—	$375,532
Operating expenses:
Contract	372,487	562	—	373,049
Depreciation and amortization	3,607	378	—	3,985
General and administrative	20,339	322	—	20,661

	396,433	1,262	—	397,695

Operating loss	(21,158)	(1,005)	—	(22,163)
Other income (expense)	(11,022)	164	2,033	(8,825)

Income (loss) before taxes	(32,180)	(841)	2,033	(30,988)
Provision for income taxes	14,427	143	691	15,261

Net income (loss)	$(46,607)	$(984)	$1,342	$(46,249)

	Nine Months Ended September 30, 2005
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Contract revenue	$260,307	$324	$17,487	$278,118
Operating expenses:
Contract	230,020	1,094	13,524	244,638
Depreciation and amortization	6,020	451	754	7,225
General and administrative	25,115	515	—	25,630
Other operating expense	1,084	—	—	1,084

	262,239	2,060	14,278	278,577

Operating income (loss)	(1,932)	(1,736)	3,209	(459)
Other income (expense)	(794)	252	—	(542)

Income (loss) before taxes	(2,726)	(1,484)	3,209	(1,001)
Provision for income taxes	11,442	—	1,091	12,533

Net income (loss)	$(14,168)	$(1,484)	$2,118	$(13,534)

During the three-month and nine-month periods ended September 30, 2006, the Company recorded income taxes of $3,184 and $15,261, respectively, on losses before income taxes from discontinued operations of $13,952 and $30,988, respectively. During the three-month and nine-month periods ended September 30, 2005, the Company recorded a provision for income taxes of $3,414 and $12,533, respectively, on losses before income taxes from discontinued operations of $5,189 and $1,001, respectively.

The circumstances that gave rise to the Company recording provisions for income taxes when the Company had losses before income taxes for the three and nine month periods ended September 30, 2006 and September 30, 2005, is that Nigerian operations are generally subject to a deemed profits tax whereby tax liabilities are incurred based on revenue earned rather than taxable income.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. Discontinuance of Operations and Asset Disposal (continued)

Financial Position of Discontinued Operations

Balance sheets of Discontinued Operations are as follows:

	September 30, 2006
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Current assets:
Cash and cash equivalents	$21,857	$—	$—	$21,857
Accounts receivable, net	113,231	—	—	113,231
Contract cost and recognized income not yet billed	63,403	—	—	63,403
Prepaid expenses	13,914	—	—	13,914
Parts and supplies inventories	21,405	—	—	21,405

Total current assets	233,810	—	—	233,810
Property, plant and equipment, net	47,850	—	—	47,850
Investments in joint ventures	—	3,465	—	3,465
Other assets	604	—	—	604

Total assets	282,264	3,465	—	285,729
Current liabilities	180,153	—	—	180,153

Total liabilities	180,153	—	—	180,153

Net assets of discontinued operations	$102,111	$3,465	$—	$105,576

	December 31, 2005
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Current assets:
Cash and cash equivalents	$9,514	$134	$—	$9,648
Accounts receivable, net	93,667	—	—	93,667
Contract cost and recognized income not yet billed	36,392	32	—	36,424
Prepaid expenses	14,716	163	—	14,879
Parts and supplies inventories	16,818	—	—	16,818

Total current assets	171,107	329	—	171,436
Property, plant and equipment, net	52,200	4,354	—	56,554
Asset held for sale	—	—	23,049	23,049
Investments in joint ventures	—	3,961	—	3,961
Deferred tax assets	—	693	—	693
Other assets	5,256	150	—	5,406

Total assets	228,563	9,487	23,049	261,099
Current liabilities	142,171	498	—	142,669
Other liabilities	—	536	880	1,416

Total liabilities	142,171	1,034	880	144,085

Net assets of discontinued operations	$86,392	$8,453	$22,169	$117,014

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3. Stock-Based Compensation

The information contained in this note pertains to continuing and discontinued operations.

The Company has three stock ownership plans under which awards were or may be granted to employees and outside directors in the form of non-qualified stock options, incentive stock options, restricted shares and restricted rights. The options granted to employees under the Willbros stock ownership plans generally vest over four years and expire after ten years. Options granted to outside directors vest six months after the date of grant and expire after ten years. All restricted stock grants and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), granted to employees have service conditions and vest in installments over periods of up to five years. Restricted stock granted to outside directors vests one year after the date of grant. Shares of common stock reserved for future grants under the plans were 980,558 at September 30, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R using the modified prospective application method. Under this method, compensation cost recognized in the three-month and nine-month periods ended September 30, 2006 includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures in the Company’s SEC reports), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date. Results for prior periods have not been adjusted.

The following table summarizes the impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS No. 123R for the three-month and nine-month periods ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Share-based salaries and wages	$(54)	$(325)
Less: income taxes	—	—

Increase in net loss	$(54)	$(325)

Increase in basic loss per share	$—	$(0.02)

Increase in diluted loss per share	$—	$(0.02)

Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Recognition of share-based compensation related to RSU’s was not impacted by the adoption of SFAS No. 123R. Expense from both stock options and RSU’s totaled $1,186 and $3,054, respectively, for the three-month and nine-month periods ended September 30, 2006. The Company had no tax benefits related to either stock options or RSU’s during the three-month and nine-month periods ended September 30, 2006.

Prior to January 1, 2006, the Company accounted for awards granted under the incentive plans following the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123. Because it is the Company’s policy to grant stock options at the market price on the date of grant, the intrinsic value of these grants was zero and, therefore, no compensation expense was recorded. Under the modified prospective application method, results for prior periods have not been adjusted to reflect the effects of implementing SFAS No. 123R. The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net loss and net loss per share for the three-month and nine-month periods ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation prior to January 1, 2006:

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3. Stock-Based Compensation (continued)

	Pro Forma Three Months Ended September 30, 2005	Pro Forma Nine Months Ended September 30, 2005
Net loss, as reported	$(17,553)	$(37,370)
Add: stock-based employee compensation included in net loss	706	1,964
Less: stock-based employee compensation determined under fair value method	(783)	(2,121)

Net loss, pro forma	$(17,630)	$(37,527)

Per share amounts:
Basic net loss per share, as reported	$(0.83)	$(1.76)

Basic net loss per share, pro forma	$(0.83)	$(1.77)

Diluted net loss per share, as reported	$(0.83)	$(1.76)

Diluted net loss per share, pro forma	$(0.83)	$(1.77)

The fair values of stock options granted during the nine-month periods ended September 30, 2006 and 2005, were estimated using the Black-Scholes valuation method with the weighted average assumptions listed below:

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
Weighted average grant date fair value	$6.72		$6.75
Weighted average assumptions used:
Expected volatility	45.66%		43.61%
Expected lives	3.46	yrs	3.00	yrs
Risk-free interest rates	4.66%		2.28%
Expected dividend yield	0.00%		0.00%

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

Stock option activity for the nine months ended September 30, 2006, consists of:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	887,270	$11.76
Granted	180,000	17.44
Exercised	(209,370)	10.63
Forfeited	(24,000)	13.13

Outstanding at September 30, 2006	833,900	$13.23

Exercisable at September 30, 2006	668,900	$12.30

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3. Stock-Based Compensation (continued)

As of September 30, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $2,481 and $2,364, respectively. The weighted average remaining contractual term of the exercisable options is 4.9 years at September 30, 2006. During the nine months ended September 30, 2006, the total intrinsic value of options exercised was $2,174. There was no tax benefit realized related to those exercises.

Activity related to RSU’s for the nine months ended September 30, 2006, is summarized in the following table:

	Number of RSU’s	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2006	441,375	$19.61
Granted	140,000	18.38
Vested, shares released	(123,875)	17.87
Forfeited	(9,375)	17.33

Outstanding at September 30, 2006	448,125	$19.75

The RSU’s outstanding at September 30, 2006 include 41,666 RSU’s which are vested but have a deferred share issuance date.

As of September 30, 2006, there was a total of $5,818 of unrecognized compensation costs, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted in the Company’s incentive plans. That cost is expected to be recognized over a weighted-average period of 1.43 years.

4. New Accounting Pronouncements

SAB No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. The adoption of SAB 108 will only impact the Company’s consolidated financial statements if the Company has misstatements in the future.

FIN No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

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

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. This statement clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. Since the Company’s international construction generally occurs in remote locations, making timely outside delivery uncertain, parts and supplies are maintained either at the work site or in warehouses close to the operation. During periods of high utilization, parts and supplies are generally consumed and replenished within a one-year period. During a period of lower utilization in a particular location, the parts and supplies are generally not transferred to other international locations until new contracts are obtained because of the significant transportation costs which would result from such transfers. The Company adopted the standard as of January 1, 2006, and the standard did not have a material impact on its financial statements.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) to replace Accounting Principles Board Opinion No. 20 and SFAS No. 3. This statement requires retroactive application of a change in accounting principle to prior years’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of a change. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Since the adoption of SFAS No. 154 at January 1, 2006, the Company has had no changes in accounting principle requiring retrospective application.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS No. 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No.155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company adopted the standard as of January 1, 2006, and the standard did not have a material impact on its financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

4. New Accounting Pronouncements (continued)

to develop those assumptions. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2007. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

FASB Staff Position (“FSP”) No. AUG AIR-1

On September 7, 2006 the FASB issued this amendment to certain provisions in the American Institute of Certified Public Accountants (the “AICPA”) Industry Guide, Audits of Airlines, and Accounting Principles Board Opinion (“APB”) Opinion No. 28, “Interim Financial Reporting”. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in this FSP shall be applied to the first fiscal year beginning after December 15, 2006. The Company intends to adopt this standard for the fiscal year beginning January 1, 2007 and the Company expects no impact at that time. The Company is analyzing the potential impact to retrospective periods.

Historically the Company has employed the accrue-in-advance method of accounting for the major planned maintenance of Company owned vessels used in marine pipeline construction and maintenance as part of its Nigeria assets and operations. Major planned maintenance typically included dry-dock work to obtain ocean going certification every three and five year interval. Because of the held for sale nature of the Company’s assets in Nigeria the accrued major maintenance costs were eliminated in the third quarter of 2006. This review led the Company to relieve these liabilities as it was determined that the Company would not own the vessels when their next three and five year major planned maintenance activities were due. This reduced the contract costs of the Company’s operations in Nigeria by $2,100.

5. Foreign Exchange Risk

The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2006 or December 31, 2005.

6. Income Taxes

During the three-month and nine-month periods ended September 30, 2006, the Company recorded income taxes of $379 and $1,811, respectively, on losses before income taxes from continuing operations of $4,586 and $16,787, respectively. During the three-month and nine-month periods ended September 30, 2005, the Company recorded a benefit for income taxes of $1,094 and $1,969, respectively, on losses before income taxes from continuing operations of $10,044 and $25,805, respectively.

The circumstances that gave rise to the Company recording provisions for income taxes when the Company had losses before income taxes for the three and nine month periods ended September 30, 2005 and September 30, 2006, are operations in the United States, Canada, and Oman generate taxable income and thus generate tax liabilities in each of those separate tax jurisdictions. Moreover, transfer pricing principles require the Company to allocate expenses to certain subsidiaries, receiving the benefit of such expenses. Some tax jurisdictions either do not allow tax deductions or there is no tax benefit derived from expenses allocated to these subsidiaries.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
2.75% Convertible senior notes	$70,000	$70,000
6.5% Senior convertible notes	84,500	65,000
Capital lease obligation	10,187	—
Other obligations	2,853	3,020

Total debt	167,540	138,020
Less: current portion	(2,660)	(2,680)

Total long-term debt	$164,880	$135,340

2.75% Convertible Senior Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100% of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares issuable at September 30, 2006, subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes. Since the non-compliance issue under the 2004 Credit Facility discussed below did not involve payment defaults and did not result in the acceleration of any indebtedness of the Company, these defaults did not create an event of default under the 2.75% Notes.

On September 22, 2005, the Company entered into an amendment of the indenture covering the 2.75% Notes (the “Indenture Amendment”). The Indenture Amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to such indenture which requires the Company, in the event of a “Fundamental change” which is a change of control event in which 10% or more of the consideration in the transaction consists of “cash,” to make a “coupon make-whole payment” equal to the present value (discounted at the U.S. Treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013. Unamortized debt issue costs of $2,398 and $2,714 associated with the 2.75% Notes are included in other assets at September 30, 2006 and December 31, 2005, respectively, and are being amortized over the seven-year period ending March 2011.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Long-Term Debt (continued)

6.5% Senior Convertible Notes

On December 22, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”) for a private placement of $65,000 aggregate principal amount of its 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”). The private placement closed on December 23, 2005. During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 of the 6.5% Notes bringing the aggregate principal amount of the 6.5% Notes to $84,500. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs.

The 6.5% Notes are governed by an Indenture dated December 23, 2005 and were entered into by and among the Company, as issuer, Willbros USA, Inc., as guarantor (“WUSAI”), and The Bank of New York, as Trustee (the “Indenture”), and were issued under the Purchase Agreement in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 4,813,171 shares issuable at September 30, 2006, subject to adjustment in certain circumstances). Pursuant to the Purchase Agreement, the Company and WUSAI have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act.

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

Unamortized debt issue costs of $4,061 and $698 associated with the 6.5% Notes are included in other assets at September 30, 2006 and December 31, 2005, respectively, and are being amortized over the seven-year period ending December 2012.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Long-Term Debt (continued)

2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility matures with Calyon New York Branch (“Calyon”) on March 12, 2007. The 2004 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings are limited to the lesser of 40% of the borrowing base or $30,000 and are payable at termination on March 12, 2007. Interest is payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00% or on a Eurodollar rate plus a margin ranging from 1.75% to 3.00%. The 2004 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibits the payment of cash dividends and requires the Company to maintain certain financial ratios. The borrowing base is calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed, property, plant and equipment, and parts and supplies inventories. Unamortized debt issue costs of $435 associated with the 2004 Credit Facility were charged to expense in the third quarter of 2006 as the Company had an agreement in principle to replace the 2004 Credit Facility with a new credit facility. On October 27, 2006, the Company entered into a new credit facility (see Note 13). Unamortized debt issue costs of $982 associated with the 2004 Credit Facility were included in other assets at December 31, 2005.

As of September 30, 2006, there were no borrowings under the 2004 Credit Facility and there were $37,393 in outstanding letters of credit, of which $12,461 related to continuing operations. Letters of credit reduce the availability on the facility by 75% of their amount outstanding; however, the total value of letters of credit outstanding may not exceed $50,000 (see “2004 Credit Facility Waivers” below).

2004 Credit Facility Waivers

Primarily as a result of the negative financial impact that recent events in Nigeria have had on operations and the Company’s decision to sell the Nigeria operations and assets, the Company was not in compliance with certain financial covenants in the 2004 Credit Facility at September 30, 2006.

On August 18, 2006 the Company entered into a Sixth Amendment and Temporary Waiver Agreement (the “Sixth Amendment”) which waived the Company’s failure to comply with certain financial covenants of the 2004 Credit Facility during the fiscal quarter ended June 30, 2006 until the earlier of (i) September 30, 2006 or (ii) the occurrence of a “waiver default,” which is a breach by the Company of any covenant, a material breach of any representation and warranty or the occurrence of any default or event of default under the 2004 Credit Facility, other than the defaults which were temporarily waived by the Sixth Amendment. The Sixth Amendment further amended the 2004 Credit Facility to reduce the total commitment to $50,000 and provided for a letter of credit limit of $50,000 less the face amount of letters of credit issued prior to August 18, 2006, and provided that each new letter of credit must be fully cash collateralized and that a letter of credit fee of 0.25% be paid for each cash collateralized letter of credit. The Sixth Amendment expired on September 30, 2006, and availability under the 2004 Credit Facility was reduced to zero. On October 27, 2006, the Company entered into a new $100,000 synthetic credit facility and reissued under this facility all the then outstanding letters of credit (see Note 13).

Capital Lease

In the third quarter of 2006 the Company entered into a capital lease of construction equipment with total assets purchased of $10,187. The required total minimum lease payments are $10,187, with $773 remaining in 2006, $3,093 due in 2007, $3,093 due in 2008 and $3,228 due in 2009.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

8. Loss Per Share

Basic and diluted loss from continuing operations per common share for the three and nine-month periods ended September 30, 2006 and 2005 are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss from continuing operations applicable to common shares	$(4,965)	$(8,950)	$(18,598)	$(23,836)

Weighted average number of common shares outstanding for basic loss per share	21,557,695	21,254,987	21,480,730	21,252,994
Effect of dilutive potential common shares from stock options	—	—	—	—

Weighted average number of common shares outstanding for diluted loss per share	21,557,695	21,254,987	21,480,730	21,252,994

Loss per common share from continuing operations:
Basic	$(0.23)	$(0.42)	$(0.87)	$(1.12)

Diluted	$(0.23)	$(0.42)	$(0.87)	$(1.12)

The Company incurred net losses for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, and has therefore excluded the securities listed below from the computation of diluted loss per share as the effect would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2006	2005
2.75% Convertible senior notes	3,595,277	3,595,277
6.5% Senior convertible notes	4,813,171	—
Stock options	833,900	915,770
Restricted stock	248,000	288,375

	9,490,348	4,799,422

In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, the 8,408,448 shares issuable upon conversion of both the 6.5% Notes and the 2.75% Notes will be included in diluted earnings per share if those securities are dilutive, regardless of whether the conversion prices of $19.47 and $17.56, respectively, have been met.

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

The table below reflects the Company’s operating segments for the three-month and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Total	International	US & Canada	Total	International	US & Canada
Revenue	$125,466	$20,220	$105,246	$352,181	$46,076	$306,105
Operating expenses:
Contract costs	113,418	18,128	95,290	320,628	41,393	279,235
Depreciation and amortization	3,265	470	2,795	9,180	1,628	7,552
General and administrative	11,092	2,010	9,082	33,133	5,006	28,127

	127,775	20,608	107,167	362,941	48,027	314,914

Operating loss	$(2,309)	$(388)	$(1,921)	$(10,760)	$(1,951)	$(8,809)

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Total	International	US & Canada	Total	US & International	US & Canada
Revenue	$65,034	$4,891	$60,143	$176,527	$18,700	$157,827
Operating expenses:
Contract costs	59,430	4,506	54,924	161,368	17,253	144,115
Depreciation and amortization	2,996	658	2,338	8,547	2,132	6,415
General and administrative	10,376	2,413	7,963	30,262	7,603	22,659

	72,802	7,577	65,225	200,177	26,988	173,189

Operating loss	$(7,768)	$(2,686)	$(5,082)	$(23,650)	$(8,288)	$(15,362)

Total assets by segments as of September 30, 2006 and December 31, 2005 are presented below:

	September 30, 2006	December 31, 2005
International	$60,338	$23,678
United States & Canada	178,529	214,204

Total segment assets	$238,867	$237,882

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

The United States Securities and Exchange Commission (“SEC”) continues to investigate whether the Company and others may have violated various provisions of the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”) and the United States Department of Justice (“DOJ”) is investigating violations of the FCPA and other applicable laws. In addition, the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”) is investigating potential improper facilitation and export activities.

The Company is cooperating fully with each of these investigations. If the Company or one of its subsidiaries is found to have violated the FCPA, that entity could be subject to civil penalties of up to $650 per violation and disgorgement of profits with prejudgment interest, criminal penalties of up to the greater of $2,000 per violation or twice the gross pecuniary gain resulting from the improper conduct, and be required to engage an independent monitor to review its compliance with the FCPA. If the Company or one of its subsidiaries is found to have violated trade sanctions or U.S. export restrictions, that entity could be subject to civil penalties of up to $11 per violation and criminal penalties of up to $250 per violation. There may be other penalties that could apply under other U.S. laws or the laws of foreign jurisdictions. While the consequences of these investigations on the Company and its subsidiaries are uncertain, the possible consequences include – but are not limited to – debarment from participating in future U.S. government contracts and from participating in certain U.S. export transactions, default of existing credit facilities, restricted access to capital markets and insurance, and harm to existing and future commercial relationships. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company’s exposure to civil or criminal fines or penalties, or other regulatory action which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Class-Action Lawsuit Related To International Irregularities

On May 18, 2005 a securities class-action lawsuit, captioned Legion Partners, LLP v. Willbros Group, Inc. et al., was filed in the United States District Court for the Southern District of Texas against the Company and certain of its present and former officers and directors. Thereafter, three nearly identical lawsuits were filed. Plaintiffs purport to represent a class composed of all persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive. The Court ordered these actions consolidated and appointed ADAR Investments, LLC as Lead Plaintiff and Bernstein, Liebhard & Lifshitz of New York as Lead Plaintiff’s counsel, who then filed a consolidated amended complaint on January 9, 2006. The Consolidated Amended Complaint alleges that Willbros and certain of its present and former officers and directors, including Michael Curran, Warren Williams (“WGI Defendants”), and J. Kenneth Tillery, violated the Securities Exchange Act of 1934 through a series of false and misleading statements and a “scheme to defraud.” The alleged misrepresentations and scheme to defraud relate to the activities of Mr. Tillery in Nigeria and Bolivia, certain alleged accounting errors, the restatement of past financial results, and alleged Foreign Corrupt Practices Act violations. The Lead Plaintiff seeks to recover unspecified monetary damages and other relief on behalf of all purchasers of the Company’s common stock during the purported class period. The Company filed a motion to dismiss the complaint, asserting that the Plaintiffs’ allegations were completely without merit.

While the motion to dismiss was pending, the Company reached a settlement in principle with the Lead Plaintiff and the parties have signed a Memorandum of Understanding (“Proposed Settlement”). The Proposed Settlement provides for a payment of $10,500 to resolve all claims against all defendants. The full settlement amount is escrowed and is funded by the Company’s insurance carriers as part of the Company’s agreement with its insurers, which also provides for payment of the Company’s attorneys’ fees.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

10. Contingencies, Commitments and Other Circumstances (continued)

The Proposed Settlement is subject to limited “confirmatory discovery” by the plaintiffs, notice to the class, and approval by the U.S. District Court. The Company cannot predict the outcome of the Court’s rulings regarding confirmation of the settlement, but it has no reason to believe the Proposed Settlement will not be confirmed by the Court.

Legal Proceedings

The Company is a party to a number of legal proceedings in Nigeria that are typical in number and nature for a Company of our size. The Company has recently noticed increased actions by judgment debtors to enforce their judgments and various court orders have been obtained that are or may be appealed by the Company. Pending final resolution of the appeals, the existing court orders currently restrict the transfer of certain property out of Nigeria or attempt to garnish monies due to the Company. while it is anticipated that the Company’s appeal of the judgment and/or court orders may prevail in full or in part, the Company cannot predict the outcome of the Nigerian courts’ determination of the dispute and rulings.

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

At September 30, 2006 and December 31, 2005, other assets and accounts receivable include anticipated recoveries from insurance or third parties of $4,190 and $4,426, respectively. On October 20, 2006 the Company received payment in the amount of $3,300 related a claim. The Company believes the recovery of these costs from insurance or other parties is probable. Actual recoveries may vary from these estimates.

Letters of Credit

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company’s customers may require the Company to provide letters of credit or insurance bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2006, the Company had approximately $12,461 of letters of credit and $52,136 insurance bonds outstanding, representing the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of September 30, 2006 related to these commitments.

6.5% Convertible Senior Notes

In connection with the private placement of the 6.5% Notes (see Note 7) on December 23, 2005, the Company entered into a Registration Rights Agreement with the Purchasers. The Registration Rights Agreement requires the Company to file a registration statement with respect to the resale of the shares of the Company’s common stock issuable upon conversion of the 6.5% Notes (filed on September 22, 2006) and to use its best efforts to cause such registration statement to be declared effective no later than December 31, 2006. In the event the Company is unable to satisfy its obligations under the Registration Rights Agreement, the Company will owe additional interest to the holders of the 6.5% Notes at a rate per annum equal to 0.5% of the principal amount of the 6.5% Notes for the first 90 days and 1.0% per annum from and after the 91st day following such event.

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

International Operations

The Company provides engineering and construction services to the oil, gas and power industries and government entities, and develops, owns and operates assets developed under “Build, Own and Operate” contracts. The Company’s principal markets are currently Africa, the Middle East and North America. Operations outside the United States and Canada may be subject to certain risks which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying consolidated financial statements.

See Note 2 for a discussion of commitments and contingencies associated with Discontinued Operations.

11. Related Party Transactions

In the past, certain of the Company’s subsidiaries entered into commercial agreements with companies in which the former President of Willbros International, Inc., J. Kenneth Tillery, apparently had an ownership interest. These ownership interests had not been previously disclosed to the Company. Those companies included Arbastro Trading, Ltd., Windfall Energy Services, Ltd., Oco Industrial Services, Ltd., Hydrodive Offshore Services International, Inc., Hydrodive Nigeria, Ltd., and Hydrodive International, Ltd. All are companies that chartered or sold marine vessels to the Company’s subsidiaries. Hydrodive Offshore Services International, Inc. and Hydrodive International, Ltd. (together “Hydrodive”) also provided diving services to the Company’s subsidiaries. Payment terms for these vendors range from due on receipt to net 30 days. The settlement method was cash.

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

Payments made to companies where Mr. Tillery appears to have had an undisclosed ownership interest during the three-month and nine-month period ended September 30, 2005 were recorded as contract cost on Nigeria projects and are detailed below.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Hydrodive International, Ltd.	$2,563	$4,599
Hydrodive Nigeria, Ltd.	10	10
Windfall Energy Services, Ltd.	—	300
Oco Industrial Services, Ltd.	40	43

Total	$2,613	$4,952

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

11. Related Party Transactions (continued)

Outstanding amounts owed to related parties in which Mr. Tillery appears to have had an undisclosed ownership interest or over which he appears to have exercised significant influence and which are included in accounts payable and accrued liabilities are as follows:

September 30, 2005
Hydrodive International, Ltd.	$1,118
Windfall Energy Services, Ltd.	753
Hydrodive Nigeria, Ltd.	21

Total	$1,892

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

September 30, 2006 and December 31, 2005

Willbros Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,070	$(3,073)	$3,479	$—	$15,476
Restricted cash	1,500	—	—	—	1,500
Accounts receivable, net	—	57,411	45,003	—	102,414
Contract cost and recognized income not yet billed	—	2,709	12,254	—	14,963
Prepaid expenses	—	16,550	(259)	—	16,291
Parts and supplies inventories	—	464	1,671	—	2,135
Assets of discontinued operations	—	—	285,729	—	285,729
Receivables from affiliated companies	225,794	—	—	(225,794)	—

Total current assets	242,364	74,061	347,877	(225,794)	438,508
Deferred tax assets	—	3,548	152	—	3,700
Property, plant and equipment, net	—	34,460	32,007	—	66,467
Investment in subsidiaries	(5,899)	—	—	5,899	—
Other assets	6,334	3,550	6,037	—	15,921

Total assets	$242,799	$115,619	$386,073	$(219,895)	$524,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$2,599	$61	$—	$2,660
Accounts payable and accrued liabilities	1,685	38,891	41,643	—	82,219
Contract billings in excess of cost and recognized income	—	6,878	72	—	6,950
Accrued income tax	—	(82)	865	—	783
Liabilities of discontinued operations	—	—	281,371	(101,218)	180,153
Payables to affiliated companies	—	27,574	97,002	(124,576)	—

Total current liabilities	1,685	75,860	421,014	(225,794)	272,765
Long-term debt	154,500	10,279	101	—	164,880
Other liabilities	—	64	273	—	337

Total liabilities	156,185	86,203	421,388	(225,794)	437,982
Stockholders’ equity:
Common stock	1,099	8	32	(40)	1,099
Capital in excess of par value	163,139	89,156	8,526	(97,682)	163,139
Accumulated deficit	(80,013)	(59,748)	(45,148)	104,896	(80,013)
Other stockholders’ equity components	2,389	—	1,275	(1,275)	2,389

Total stockholders’ equity	86,614	29,416	(35,315)	5,899	86,614

Total liabilities and stockholders’ equity	$242,799	$115,619	$386,073	$(219,895)	$524,596

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$77,699	$55,600	$(7,833)	$125,466
Operating expenses:
Contract costs	1	65,456	47,961	—	113,418
Depreciation and amortization	—	2,236	1,029	—	3,265
General and administrative	983	11,478	6,464	(7,833)	11,092

	984	79,170	55,454	(7,833)	127,775

Operating loss	(984)	(1,471)	146	—	(2,309)
Other income (expense):
Equity in loss of consolidated subsidiaries	(19,015)	—	—	19,015	—
Interest — net	(2,102)	(335)	(272)	—	(2,709)
Other — net	—	(18)	450	—	432

Income (loss) from continuing operations before income taxes	(22,101)	(1,824)	324	19,015	(4,586)
Provision (benefit) for income taxes	—	(650)	1,029	—	379

Income (loss) from continuing operations	(22,101)	(1,174)	(705)	19,015	(4,965)
Loss from discontinued operations net of provision for income taxes	—	(570)	(16,566)	—	(17,136)

Net income (loss)	$(22,101)	$(1,744)	$(17,271)	$19,015	$(22,101)

	Three Months Ended September 30, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$58,554	$16,231	$(9,751)	$65,034
Operating expenses:
Contract costs	—	44,733	14,697	—	59,430
Depreciation and amortization	—	1,833	1,163	—	2,996
General and administrative	1,432	10,882	7,813	(9,751)	10,376

	1,432	57,448	23,673	(9,751)	72,802

Operating loss	(1,432)	1,106	(7,442)	—	(7,768)

Other income (expense):
Equity in loss of consolidated subsidiaries	(15,338)	—	—	15,338	—
Interest — net	(510)	(476)	(616)	—	(1,602)
Other — net	(273)	(306)	(95)	—	(674)

Income (loss) from continuing operations before income taxes	(17,553)	324	(8,153)	15,338	(10,044)
Provisions tax (benefit) for income taxes	—	(778)	(316)	—	(1,094)

Income (loss) from continuing operations	(17,553)	1,102	(7,837)	15,338	(8,950)
Income (loss) from discontinued operations net of provision for income taxes	—	13	(8,616)	—	(8,603)

Net income (loss)	$(17,553)	$1,115	$(16,453)	$15,338	$(17,553)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$219,027	$159,326	$(26,172)	$352,181
Operating expenses:
Contract costs	1	177,868	142,759	—	320,628
Depreciation and amortization	—	5,930	3,250	—	9,180
General and administrative	6,354	39,311	13,640	(26,172)	33,133

	6,355	223,109	159,649	(26,172)	362,941

Operating loss	(6,355)	(4,082)	(323)	—	(10,760)

Other income (expense):
Equity in loss of consolidated subsidiaries	(53,569)	—	—	53,569	—
Interest — net	(4,922)	(698)	(512)	—	(6,132)
Other — net	(1)	(14)	120	—	105

Loss from continuing operations before income taxes	(64,847)	(4,794)	(715)	53,569	(16,787)
Provision for income taxes	—	361	1,450	—	1,811

Loss from continuing operations	(64,847)	(5,155)	(2,165)	53,569	(18,598)
Income (loss) from discontinued operations net of provision for income taxes	—	1,800	(48,049)	—	(46,249)

Net loss	$(64,847)	$(3,355)	$(50,214)	$53,569	$(64,847)

	Nine Months Ended September 30, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$152,000	$53,173	$(28,646)	$176,527
Operating expenses:
Contract costs	—	112,454	48,914	—	161,368
Depreciation and amortization	—	5,253	3,294	—	8,547
General and administrative	4,307	39,066	15,535	(28,646)	30,262

	4,307	156,773	67,743	(28,646)	200,177

Operating loss	(4,307)	(4,773)	(14,570)	—	(23,650)

Other income (expense):
Equity in loss of consolidated subsidiaries	(31,586)	—	—	31,586	—
Interest — net	(1,235)	(848)	(554)	—	(2,637)
Other — net	(242)	628	96	—	482

Loss from continuing operations before income taxes	(37,370)	(4,993)	(15,028)	31,586	(25,805)
Income tax benefit	—	(1,292)	(677)	—	(1,969)

Loss from continuing operations	(37,370)	(3,701)	(14,351)	31,586	(23,836)
Income (loss) from discontinued operations net of provision for income taxes	—	2,013	(15,547)	—	(13,534)

Net loss	$(37,370)	$(1,688)	$(29,898)	$31,586	$(37,370)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Net cash used in operating activities of continuing operations	$(6,940)	$(3,533)	$(2,244)	$—	$(12,717)
Net cash used in operating activities of discontinued operations	—	(880)	(58,705)	—	(59,585)

Cash used in operating activities	(6,940)	(4,413)	(60,949)	—	(72,302)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(2,242)	(10,147)	—	(12,389)
Increase in restricted cash	(1,500)	—	—	—	(1,500)
Proceeds from sale of property, plant and equipment	—	—	8,243	—	8,243

Cash used in investing activities of continuing operations	(1,500)	(2,242)	(1,904)	—	(5,646)
Cash provided by investing activities of discontinued operations	—	25,082	4,809	—	29,891

Cash provided by (used in) investing activities	(1,500)	22,840	2,905	—	24,245
Cash flows from financing activities:
Proceeds from issuance of convertible notes	19,500	—	—	—	19,500
Proceeds from issuance of common stock	2,226	—	—	—	2,226
Advances from (repayments to) parent/affiliates	(52,714)	(6,741)	59,455	—	—
Repayment of bank and other debt	—	(9,519)	(36)	—	(9,555)
Costs of debt issuance and other	(4,296)	—	(34)	—	(4,330)

Cash provided by (used in) financing activities of continuing operations	(35,284)	(16,260)	59,385	—	7,841
Cash provided by financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(35,284)	(16,260)	59,385	—	7,841
Effect of exchange rate changes on cash and cash equivalents	—	—	(241)	—	(241)

Cash provided by (used in) all activities	$(43,724)	$2,167	$1,100	$—	$(40,457)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities of continuing operations	$(3,728)	$8,777	$(23,969)	$—	$(18,920)
Net cash provided by (used in) operating activities of discontinued operations	—	(838)	6,746	—	5,908

Cash provided by (used in) operating activities	(3,728)	7,939	(17,223)	—	(13,012)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(4,866)	(9,797)	—	(14,663)
Proceeds from sales of property, plant and equipment	—	1,529	339	—	1,868

Cash used in investing activities of continuing operations	—	(3,337)	(9,458)	—	(12,795)
Cash used in investing activities of discontinued operations	—	—	(13,811)	—	(13,811)

Cash used in investing activities	—	(3,337)	(23,269)	—	(26,606)
Cash flows from financing activities:
Proceeds from issuance of bank and other debt	—	—	779	—	779
Proceeds from issuance of common stock	362	—	—	—	362
Advances from (repayments to) parent/affiliates	(39,181)	(698)	39,879	—	—
Repayment of bank and other debt	—	(3,217)	(808)	—	(4,025)
Costs of debt issuance and other	(252)	—	—	—	(252)

Cash provided by (used in) financing activities of continuing operations	(39,071)	(3,915)	39,850		(3,136)
Cash provided by financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(39,071)	(3,915)	39,850	—	(3,136)
Effect of exchange rate changes on cash on cash and cash equivalents	—	—	475	—	475

Cash provided by (used in) all activities	$(42,799)	$687	$(167)	$—	$(42,279)

13. Subsequent Events

2006 Credit Facility

On October 27, 2006, Willbros USA, Inc., a wholly-owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility with a group of lenders led by Calyon (the “2006 Credit Facility”). The 2006 Credit Facility replaces the Company’s 2004 Credit Facility which was scheduled to expire in March 2007. The Company may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with consent from Calyon. The 2006 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings, which may be made up to $25,000 less the amount of any letter of credit advances or Financial Letters of Credit, must be repaid at least once a year and no new revolving advances made for a period of 10 consecutive business days thereafter. Fees payable under the 2006 Credit Facility include a Facility Fee at a rate per annum equal to 5.0% of the aggregate commitments, payable quarterly in arrears (the Facility Fee will be reduced to 2.75% if the Company obtains a rating from S&P and Moody’s greater than B and B2, respectively), and a letter of credit fee equal to 0.125% per annum of aggregate commitments. Interest is payable quarterly in arrears at the adjusted base rate minus 1.00% or at a Eurodollar rate at the Company’s

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13. Subsequent Events (continued)

option. The 2006 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries. The 2006 Credit Facility contains a requirement for the maintenance of a $10 million minimum cash balance, prohibits the payment of cash dividends and include customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments and maintenance of a maximum senior leverage ratio, a minimum fixed charge coverage ratio and minimum tangible net worth requirement. A default may be triggered by events such as a failure to comply with financial covenants or other covenants, a failure to make payments when due, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company (as defined by the 2006 Credit Facility) or certain insolvency proceedings as defined by the 2006 Credit Facility. The 2006 Credit Facility is guaranteed by the Company and certain other subsidiaries. Debt issue costs associated with the 2006 Credit Facility, which are expected to be in excess of $2,000, will be amortized over the three-year term of the 2006 Credit Facility ending October 2009.

As defined in the 2006 Credit Facility, the Company is prohibited from making any investments, capital expenditures or otherwise funding the Company’s Nigeria Operations on a cumulative basis above a maximum of $15,000 from October 27, 2006 through June 29, 2007. As of June 30, 2007, the maximum of $15,000 reduces by $5,000 to a cumulative funding level not to exceed $10,000.

Private Placement of Common Stock

On October 27, 2006, the Company sold 3,722,360 shares of its common stock in a private placement (the “Private Placement”). The selling price was $14.00 per share which was a discount of 10% based on the Company’s closing stock price of $15.50 on October 24, 2006. In addition, the buyers of the common stock acquired warrants to purchase an additional 558,354 shares at an exercise price of $19.03 per share. Each warrant will be exercisable, in whole or in part, until 60 months from the date of issuance. The common shares, the warrants and the common shares issuable upon exercise of the warrants have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Net proceeds after deal costs are estimated to be $49,000. Private Placement net proceeds will be used for general corporate purposes primarily to support the start-up of several new projects in the United States and Canada.

Registration Rights Agreement

In connection with the Private Placement of the common shares and the warrants, on October 27, 2006 (the “Closing Date”) the Company entered into a Registration Rights Agreement with the buyers (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Company to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission as soon as practicable, but in no event later than 60 days after the Closing Date to register the resale from time to time by the buyers of the common shares and warrant shares issued or issuable upon exercise of the warrants, without regard to any limitations on exercise of the warrants. Additionally, the Company agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act as soon as practicable but in no event later than 120 days after the Closing Date. In the event of a delay in the filing or effectiveness of the Registration Statement, or for any period during which the effectiveness of the registration statement is not maintained or is suspended by the Company other than as permitted under the Registration Rights Agreement, the Company will pay each buyer an amount in cash equal to one and one-quarter percent (1.25%) of such buyer’s aggregate purchase price of its registrable securities — as provided in the purchase agreement, but the Company shall not be required to pay any buyer an aggregate amount that exceeds 10.0% of such buyer’s aggregate purchase price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements for the three-month and nine-month interim periods ended September 30, 2006 and 2005, included in Item 1 of this report, and the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

We derive our revenue from engineering, construction and project management activities provided to the oil, gas and power industries and government entities. Through the Company and our predecessors, we have provided services to customers in over 55 countries. For the quarter ended September 30, 2006, we generated revenue from continuing operations primarily in Canada, Oman and the United States. We obtain our work through competitive bidding and through negotiations with prospective clients. Contract values may range from a few thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

Our strategy is to deploy our resources in markets for our engineering and construction services which can provide the highest risk adjusted return, while maintaining a balanced backlog with respect to commercial and political risks and market presence. Our overall strategy has not changed. However, as the fundamental drivers in different markets around the world change, our tactical approach is continuously adjusted and refined. As a result of our ongoing evaluation of the Company’s operations and markets, we are in the process of employing a new set of tactics to optimize the risk adjusted returns we seek. In late June 2006, this evaluation process resulted in our decision to sell our operations in Nigeria. The Company concluded that the operating and commercial risks associated with doing business in Nigeria have exceeded the Company’s acceptable risk levels.

An international investment bank has been engaged to sell the Company’s interest in its Nigeria operations. The Company expects to be able to reach an agreement on the sale by the end of the first quarter of 2007 or shortly thereafter. An online data room has been created and negotiations with potential buyers have begun. The sale of the majority of our Venezuela operations and assets was completed in August 2006. The remainder of the Venezuela assets is expected to be sold during the fourth quarter of 2006. The sale of the TXP-4 Plant in Opal, Wyoming, was completed in the first quarter of 2006. Therefore, included in discontinued operations are the financial results of the TXP-4 Plant and the Nigeria and Venezuela operations and assets (collectively the “Discontinued Operations”).

We continue to make progress on our plan to exit Latin America and Nigeria as we refocus our attention and resources to North America and a few other selected international markets. We also expect to benefit from additional cost savings which we can realize through a more opportunistic approach to our international business currently operating from our base in Oman where we are well positioned for project work in the Middle East and North Africa.

We have identified over $11 billion of qualified project opportunities with approximately half of these opportunities being in North America. Since December 31, 2005, backlog has increased from $240 million to $763 million, driven primarily by new opportunities in the United States and Canada. However, this is a decrease from the Company’s record backlog at June 30, 2006 of $1.2 billion. This is due to our election to terminate our participation in a $600 million EPC project in North America. Changes by the client in scope and schedule negatively impacted expected utilization of our construction assets and potential future margins on this project which caused it to no longer be attractive to Willbros. Construction was not anticipated to begin until mid-2007, thus we chose not to commit resources to an increasingly uncertain schedule. Given the robust market, we are highly confident of obtaining multiple prospects in the near term to replace this cancelled work. These prospects offer the opportunity to keep our construction resources fully engaged and to generate the highest possible return on those assets.

We believe the fundamentals supporting the demand for engineering and construction services for the oil, gas and power industries indicate that the market for our services will be strong for the next two years and possibly longer. Increased bid activity in our markets, particularly in North America, support our view that the infrastructure needed to move greater volumes of hydrocarbons from new supply areas is inadequate and new capacity additions to pipeline infrastructure are required. The strength of the markets for our services, in North America and in other regions outside Nigeria and Venezuela, supports our expectation that we can derive additional revenue to offset the reduction of revenue in Nigeria and Venezuela. In the July 24, 2006 Oil & Gas Journal, a review of the Lehman Bros. Oil and Gas Exploration and Production Spending Survey notes that expenditures for 2006 are estimated to be approximately $261 billion, a 21.3% increase over 2005 expenditures and up from the 14.7% increase the survey forecasted for 2006 in December 2005. Notably, the greatest expected increase was 27.7% in the United States. Companies surveyed also indicated that, on average, they would reduce future spending if oil prices fell to $42.00 per barrel and natural gas prices to $5.00 per thousand cubic feet. Since we believe the infrastructure Willbros engineers and constructs is an important element in the monetization of these exploration and production investments, we have a high level of confidence that the projects and work prospects we have identified and qualified as future work opportunities will proceed unless prevailing prices for oil and gas decline significantly from current levels. The rate of growth in investment in the United States market also improves the relative attractiveness of that market for our services, and the move toward liquefied natural gas continues to bring opportunities to Willbros, both in North America and in the producing/exporting countries.

In the United States and Canada, oil and gas exploration and production spending is estimated by Lehman Bros. to be over $90 billion in 2006, compared to actual expenditures in 2005 of almost $73 billion. This nearly 24% increase in expected expenditures in the United States and Canada supports our view that new infrastructure additions will be required to transport new oil and gas discoveries from new or expanding areas of supply. The high level of engineering activity we are experiencing in the United States and Canada also supports our belief that the level of demand for our services will remain high for the short- to mid-term, since heightened levels of engineering activity generally lead to increased construction activity. Revenue for the nine months ended September 30, 2006 for United States & Canada was up 94.0% over the same period in 2005, another indication that supports our belief that the demand for our services will be strong for at least the next several years. Since December 31, 2005, backlog has increased to $763 million, driven primarily by new opportunities in the United States and Canada.

In the international sector, Lehman Bros. expects expenditure increases of over 20%, from $142 billion in 2005 to an estimated $170 billion in 2006. Our analysis of international opportunities identified demand for our services in Angola, Algeria and Saudi Arabia, some of which can be addressed with resources redeployed from Nigeria and Venezuela. We expect to pursue these markets opportunistically to replace a portion of the operations discontinued in Nigeria and Venezuela. Our operation in Oman, which generated revenue of $46,076 in the first nine months of 2006 as compared to $18,700 in the same period last year, currently has multiple projects under contract and is expected to generate revenue at the current level through the end of the year.

Financial Transactions

On October 27, 2006, we concluded two financial transactions that were required to support our expected growth. Willbros USA, Inc., a wholly-owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility (the “2006 Credit Facility”) with a group of lenders led by Calyon New York Branch (“Calyon”). Concurrent with the creation of the 2006 Credit Facility, the predecessor 2004 Credit Facility was terminated and $37,169 of outstanding letters of credit were reissued under the 2006 Credit Facility. At November 7, 2006, the 2006 Credit Facility has availability of $57,831 and is scheduled to expire in October 2009. The Company may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with consent from Calyon. The 2006 Credit Agreement includes customary affirmative and negative covenants, such a limitations on the creation of new indebtedness and an certain liens, restrictions on certain transactions and payments and maintenance of a maximum senior leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net work requirement. Additionally, the Company is prohibited from making any investments, capital expenditures or otherwise funding the Company’s Nigeria operations on a cumulative basis above a maximum of $15,000 from October 27, 2006 through June 29, 2007. At June 30, 2007, the maximum of $15,000 reduces by $5,000 to a cumulative funding level not to exceed $10,000.

Also on October 27, 2006, the Company sold 3,722,360 shares of its common stock in a private placement (the “Private Placement”). The selling price was $14.00 per share which was a discount of 10% based on the Company’s closing stock price of $15.50 on October 24, 2006. Net proceeds after estimated deal costs were approximately $49,000. Private Placement net proceeds will be used for general corporate purposes primarily to support the start-up of several new projects in United States and Canada.

The buyers of the Private Placement common stock also acquired warrants to purchase an additional 558,354 shares at an exercise price of $19.03 per share. Each warrant will be exercisable, in whole or in part for a period of 60 months from the date of issuance. Additional information on the Private Placement and the 2006 Credit Facility is available in Note 13 — Subsequent Events in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

The sale of our Nigeria operations and assets is expected to provide an additional infusion of capital that will allow us to expand our operations and take advantage of the current markets.

Discontinued Operations

In Nigeria we continue to see the spread and escalation of hostilities against oil and gas installations and the work forces charged with construction, maintenance and operation of those installations. The attacks by militants have directly and indirectly affected the Company on a continuous basis since the hostage taking incident of February 18, 2006. However, since mid-June, the situation in Nigeria has worsened, with attacks increasing throughout the country. Additional production operations in the Delta area have been and remain, shut in. These disruptions have had the combined effect of supporting higher oil prices and either frustrating projects or creating a force majeure event for our ongoing projects in Nigeria. In the current work environment, with the Nigeria government and local operating companies unable to provide the security necessary for us to conduct project operations, our project activities are frustrated and we cannot expose our personnel on an ongoing basis to the very real and escalating threat posed by these militant and hostile community disturbances. Further, there exists the ongoing possibility that labor unrest could escalate into violence at the Choba facility due to a continuing labor dispute over a new May 2006 labor agreement.

In late September 2006, violence in the Port Harcourt area escalated to the point where we elected to transfer employees out of this area to ensure their continued safety. We have subsequently reduced our Choba facility staff to a minimum number required to support a caretaker status. Critical ongoing support functions have been shifted to Lagos and other locations outside the Port Harcourt area.

Discontinued Operations reported a $17,136 loss or $0.80 loss per share during the three-month period ended September 30, 2006, as compared to a $8,603 loss or a $0.41 loss per share for the same period in 2005. Net loss for the nine-month periods ended September 30, 2006 and 2005 were $46,249 or $2.15 per share and $13,534 or $0.64 per share, respectively. The loss from Discontinued Operations for the three-month and nine-month periods ended September 30, 2006 is almost entirely attributable to our Nigeria operations. The operating results in Nigeria for the third quarter of 2006 were negatively impacted by schedule delays; increasing costs related to labor, equipment, materials, and security; disputes with clients related to change orders, and the implementation of our Nigeria exit strategy.

We continue to work with our clients in achieving settlements on unapproved change orders and claims related to this year’s events in Nigeria. In addition to contractually pursuing recovery of substantial costs associated with force majeure and other work interruption events, we have incurred significant costs under fixed-sum contracts that are not billable because we are unable to continue work and achieve the billing milestones. There can be no certainty at this time that we will be able to satisfactorily resolve the open change orders and claims with our clients, although several clients have made a substantial effort to work with us. We are also in the process of eliminating all Nigeria related costs, except for those that are essential to support the sale and the operations in the Lagos area and adjacent countries.

We are encouraged by the level of interest expressed by several qualified buyers with strong Nigeria connections. The Company expects to be able to reach an agreement on the sale of its Nigeria operations by the end of the first quarter of 2007 or shortly thereafter. Additional financial disclosures on Discontinued Operations are provided in Note 2 — Discontinuance of Operations and Asset Disposal in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

The remainder of Management’s Discussion and Analysis of Financial Conditions and Results of Operations pertains only to continuing operations unless noted otherwise. Information on discontinued operations for TXP-4 Plant, Venezuela and Nigeria is available in Note 2 – Discontinuance of Operations and Asset Disposal in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Financial Summary

For the quarter ended September 30, 2006, we had a loss of $4,965 or $0.23 per share on revenue of $125,466. This compares to revenue of $65,034 in the same quarter in 2005, when we reported a loss of $8,950 or $0.42 per share. The third quarter 2006 loss approximates the second quarter 2006 loss of $5,104. The third quarter loss is primarily attributable to delays in starting certain projects and substantial idle equipment costs for equipment secured several months in advance of expected project start dates to ensure availability. Besides the idle equipment weakening third quarter margins, a significant portion of the current revenue is being derived from lower margin procurement activities completed for clients in Canada and for US engineering activities that were bid at lower margins in anticipation of receiving significant EPC contracts.

Revenue of $125,466 for the third quarter of 2006 represents a $60,432 (92.9%) increase over the revenue for the same period in 2005. The International and the United States & Canada segments revenue increased $15,329 (313.4%) and $45,103 (75.0%), respectively, in the third quarter of 2006 as compared to the third quarter of 2005. Third quarter 2006 revenue increased 5.3% from the previous quarter, continuing a series of quarter-on-quarter revenue increases during 2006.

Contract costs increased $53,988 (90.8%) to $113,418 in the third quarter of 2006 as compared to the same quarter of 2005 due to activity increases in both operating segments. Contract margin in the third quarter of 2006 as compared to the third quarter of 2005 rose 1.0% to 9.6%. Canada margin was 15.8%, compared to a segment total of 9.5% for the quarter. The higher margins in Canada were partially offset by lower margins in U.S. construction related to the tight labor market and delayed start on certain projects.

G&A increased $716 (6.9%) to $11,092 in the third quarter of 2006 from $10,376 in the same quarter of last year primarily due to a charge of $1,206 related to the August 10, 2006 separation agreement between the Company and its former CFO. Additionally, insurance cost (primarily D&O coverage) increased $490 due to the 2005 investigation into matters that ultimately led to a separate SEC/DOJ investigation, and salaries, wages and benefits increased $197 to support increased operations which resulted in a greater than 90% increase in revenue from period to period. Consulting fees increased $557 due primarily to Sarbanes-Oxley compliance. The remaining net favorable variance of $1,734 is comprised primarily of decreases in legal, accounting, and auditing fees. The 2005 period costs were extraordinarily high due to the investigation into matters that ultimately led to a separate SEC/DOJ investigation. During the coming months, we will continue to focus on reducing costs to establish a G&A run rate of 6% to 8% of revenue from continuing operations. G&A as a percentage of revenue for the three and nine-month periods ended September 30, 2006 was 8.8% and 9.4%, respectively.

We recorded income tax expense of $379 on a loss from continuing operations before income taxes of $4,586 for the three-month period ended September 30, 2006. The circumstances that gave rise to the Company recording provisions for income taxes when we had a loss before income taxes, are operations in the United States, Canada, and Oman generate taxable income and thus generate tax liabilities in each of those separate tax jurisdictions. Moreover, transfer pricing principles require the Company to allocate expenses to certain subsidiaries, receiving the benefit of such expenses. Some tax jurisdictions either do not allow tax deductions or there is no tax benefit derived from expenses allocated to these subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2005, we identified and disclosed our significant accounting policies. Other than the adoption as of January 1, 2006, SFAS No. 123R, “Share Based Payments,” SFAS No. 151, “Inventory Costs,” SFAS No. 154, “Accounting Changes and Error Corrections,” SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” SFAS No. 157, “Fair Value Measurements,” SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” FIN No. 48, “Accounting for Uncertainty in Income Taxes,” and FSP No. AUG AIR-1, the impact of which are discussed in Note 4 to the condensed consolidated financial statements included in this Form 10-Q, there have been no changes to our significant accounting policies during the nine-month period ended September 30, 2006.

OTHER FINANCIAL MEASURES

EBITDA

We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA for the nine months ended September 30, 2006 was $(1,475) as compared to $(14,621) for the same period in 2005, a $13,146 (89.9%) improvement.

A reconciliation of EBITDA to GAAP financial information follows:

	Nine Months Ended September 30,
	2006	2005
Net loss	$(18,598)	$(23,836)
Interest, net	6,132	2,637
Provision (benefit) for income taxes	1,811	(1,969)
Depreciation and amortization	9,180	8,547

EBITDA	$(1,475)	$(14,621)

BACKLOG

We define anticipated contract revenue as backlog when the award of a contract is reasonably assured, generally upon the execution of a definitive agreement or contract. Anticipated revenue from post-contract award processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas, is not added to backlog until realization is reasonably assured. Backlog as of September 30, 2006 was $763,022 compared to $240,373 at December 31, 2005. The backlog increased $522,649 primarily due to several large projects in U.S. engineering, up $316,609 & construction, up $151,675. The increased activity in the oil sands region of Canada contributed to the increase in backlog for Canada.

International backlog is $58,583 mainly for work in Oman. United States & Canada backlog is $704,439.

Backlog for Discontinued Operations is $449,280 and $575,982 at September 30, 2006 and December 31, 2005, respectively. This backlog is primarily associated with our Nigeria operations.

RESULTS OF OPERATIONS

Our contract revenue and contract costs are significantly impacted by the capital budgets of our clients and the timing and location of development projects in the oil, gas and power industries worldwide. Contract revenue and cost variations by country from year to year are the result of: (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of demand for our services.

Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Contract Revenue

Contract revenue increased $60,432 (92.9%) to $125,466 due to increases in both the International and United States & Canada segments. A quarter-to-quarter comparison of revenue is as follows:

	Three Months Ended September 30,
	2006	2005	Increase	Percent Change
International	$20,220	$4,891	$15,329	313.4%
United States & Canada	105,246	60,143	45,103	75.0%

Total	$125,466	$65,034	$60,432	92.9%

International revenue increased $15,329 primarily due to a significant new project in Oman in 2006, which generated approximately $11,150 in third quarter revenue. Additional net revenue increases of $4,179 were primarily the result of additional time and material work.

United States & Canada revenue increased $45,103 primarily as a result of increased third quarter of 2006 business activity for U.S. construction of $11,958, U.S. engineering of $14,902 and Canada of $24,041. The increase in Canada activity is partially attributable to the fourth quarter of 2005 start-up of our new Edmonton modular fabrication facility which generated revenue of approximately $4,600 in the third quarter of 2006. Additionally, the award of several major projects in 2006 within the segment accounted for the majority of the remainder.

Contract Income

Contract income increased $6,444 (115.0%) to $12,048 in the third quarter of 2006 as compared to the same quarter in 2005. A quarter-to-quarter comparison of contract income is as follows:

	Three Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	Increase	Percent Change
International	$2,092	10.3%	$385	7.9%	$1,707	443.4%
United States & Canada	9,956	9.5%	5,219	8.7%	4,737	90.8%

Total	$12,048	9.6%	$5,604	8.6%	$6,444	115.0%

International contract income increased $1,707 in the third quarter of 2006 as compared to the same quarter in 2005 primarily due to previously discussed Oman revenue increases as a result of additional projects.

United States & Canada contract income increased $4,737 during the third quarter of 2006 as compared to the same quarter in 2005. Contract income increased primarily as a result of previously discussed revenue increases. Canada margin was 15.8%, compared to a segment total of 9.5%. The higher margins in Canada were partially offset by lower margins in U.S. construction related to increased cost due to a tight labor market and project startup delays.

Other Operating Expenses

Depreciation and amortization increased $269 (9.0%) to $3,265 in the third quarter of 2006 from $2,996 in the same quarter of last year primarily due to the conversion of existing construction equipment rental agreements to capital leases during the quarter.

G&A increased $716 (6.9%) to $11,092 in the third quarter of 2006 from $10,376 in the same quarter of last year primarily due to a one-time charge of $1,206 related to the August 10, 2006 separation agreement between the company and its former CFO. Additionally, insurance cost (primarily D&O coverage) increased $490 due to the 2005 investigation into matters that ultimately led to a separate SEC/DOJ investigation. Salaries, wages and benefits increased $197 to support increased operations which resulted in a greater than 90% increase in revenue from period to period. Consulting fees increased $557 due primarily to Sarbanes-Oxley compliance. The remaining net favorable variance of $1,734 is comprised primarily of decreases in legal, accounting, and auditing fees. The 2005 period costs were extraordinarily high due to the investigation into matters that ultimately led to a separate SEC/DOJ investigation.

Non-Operating Items

Interest — net increased to $2,709 in the third quarter 2006 from $1,602 in the same quarter last year due primarily to additional interest expense related to the issuance of the 6.5% Notes and the write-off of $432 in deferred debt issuance cost related to the 2004 Credit Facility, which was replaced by the 2006 Credit Facility.

Other — net increased to $432 in income in the third quarter of 2006 from $674 in expense in the same quarter of last year, a favorable variance of $1,106. This variance is caused partially by a $348 reduction in foreign exchange losses. Additionally, the 2006 period includes gains on sales of property, plant and equipment of $522, all related to the sale of Canada real estate and other equipment.

Income Tax — the Company recognized $379 of income tax expense on a loss of $4,586 before income taxes in the three months ended September 30, 2006, a $1,473 increase in income tax expense as compared to the three months ended September 30, 2005 when a $1,094 tax benefit resulted from a loss of $10,044 before income taxes. The increase is mainly due to more taxable income being generated in the United States, Canada and Oman.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

Contract Revenue

Contract revenue increased $175,654 (99.5%) to $352,181 due primarily to an increase in the United States & Canada segment. A year-to-date comparison of revenue is as follows:

	Nine Months Ended September 30
	2006	2005	Increase	Percent Change
International	$46,076	$18,700	$27,376	146.4%
United States & Canada	306,105	157,827	148,278	94.0%

Total	$352,181	$176,527	$175,654	99.5%

International revenue increased $27,376 primarily due to a significant new project in Oman in 2006 that generated approximately $20,422 in revenue in the nine-month period ended September 30, 2006. Additional net revenue increases of $6,954 were primarily the result of additional time and material work.

United States & Canada revenue increased $148,278 primarily a result of increased 2006 business activity for U.S. construction of $45,680, U.S. engineering of $25,392 and Canada of $78,776. The increase in Canada activity is primarily attributable to an increase in maintenance revenue of approximately $70,000. Additional net revenue increases of $8,776 were primarily the result of increases in modular fabrication revenues.

Contract Income

Contract income increased $16,394 (108.1%) to $31,553 in the first nine months of 2006 as compared to the same period in 2005. A period-to-period comparison of contract income is as follows:

	Nine Months Ended September 30
	2006	% of Revenue	2005	% of Revenue	Increase	Percent Change
International	$4,683	10.2%	$1,447	7.7%	$3,236	223.6%
United States & Canada	26,870	8.8%	13,712	8.7%	13,158	96.0%

Total	$31,553	9.0%	$15,159	8.6%	$16,394	108.1%

International contract income increased $3,236 primarily due to previously discussed revenue increases in Oman as a result of new projects in the first nine months of 2006 compared to the first nine months in 2005.

United States & Canada contract income increased $13,158 and the first nine months of 2006 compared to the first nine months of 2005. Contract income increased primarily as a result of previously discussed revenue increases. Canada margin was 10.5%, compared to a segment total of 8.8%. The higher margins in Canada were partially offset by lower margins in U.S. construction related to increased cost due to the tight labor market and project start up delays.

Other Operating Expenses

Depreciation and amortization increased $633 (7.4%) to $9,180 in the first nine months of 2006 from $8,547 in the same period last year primarily due to the start-up of the Edmonton, Canada module fabrication facility late in 2005 and the conversion of existing construction equipment rental agreements into capital leases.

G&A increased $2,871 (9.5%) to $33,133 in the first nine months of 2006 from $30,262 in the comparable 2005 period. The 2006 period includes a one-time charge of $1,206 related to the August 10, 2006 separation agreement between the Company and its former CFO. Additional increases were attributable to insurance (particularly D&O coverage) $2,482 due to the 2005 the investigation into matters that ultimately lead to a separate SEC/DOJ investigation; salaries, wages and benefits $1,397 to support increased operations which resulted in a greater than 90% revenue increase from period to period; tax consultants $1,289 related to the Company’s increased need for compliance and planning assistance as a result of its growth. Offsetting these increases were decreases in accounting and auditing fees $2,529 and legal fees $2,394, both due to extraordinarily high levels in 2005 due to the investigation into matters that ultimately led to a separate SEC/DOJ investigation. The remaining net $690 increase is due, as previously mentioned, to support increased operations.

Non-Operating Items

Interest — net increased to $6,132 in the first nine months of 2006 from $2,637 in the same period last year due primarily to additional interest expense related to the issuance of the 6.5% Notes and to the write-off of $432 of deferred debt issuance cost related to the 2004 Credit Facility which was replaced by the 2006 Credit Facility.

Other — net decreased to $105 in income in the first nine months of 2006 from $482 in income in the same period last year. The $377 decrease is due partially to a $108 increase in foreign currency exchange losses. Additionally, the 2006 period includes $589 in gains on sales of property, plant and equipment, including a $522 gain on the sale of Canada real estate and other equipment. The 2005 period includes $885 in gains on sales of property, plant and equipment, including a $1,032 gain on the sale of the Company’s Broken Arrow, Oklahoma yard.

Income Tax — the Company recognized $1,811 of income tax expense on a loss of $16,787 before income taxes in the nine months ended September 30, 2006, a $3,780 increase in income tax expense as compared to the nine months ended September 30, 2005 when a $1,969 tax benefit resulted from a loss of $25,805 before income taxes. The increase is mainly due to more taxable income being generated in the United States, Canada and Oman.

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

Working Capital

Cash and cash equivalents decreased $40,457 (72.3%) to $15,476 at September 30, 2006 from $55,933 at December 31, 2005. $29,694 of the decrease relates to discontinued operations. Of the remaining $10,763, significant causes of the decrease were cash used in ongoing operations of $12,717, investments in new property, plant and equipment of $12,389, repayment of notes payable and long-term debt of $9,519, costs to issue new debt of $3,776 and an increase in restricted cash of $1,500. Offsetting these decreases were increases due to the issuance of $19,500 in new 6.5% Senior Convertible Notes, proceeds from the issuance of common stock $2,226, and proceeds from the sale of property, plant and equipment of $8,243.

Working capital, excluding the net assets and liabilities of discontinued operations, decreased $27,779 (31.6%) from December 31, 2005. The primary causes were from a decrease in cash and cash equivalents of $40,457 (detailed above), an increase in accounts receivable of $18,428, an increase in contract costs and recognized income not yet billed of $7,344, an increase in prepaid expenses of $4,420 and accrued liabilities of $14,637 and an increase in contract billings in excess of cost and recognized income of $5,608.

Cash flows used in continuing operations for the year through September 30, 2006 improved by $6,203 compared to the same period in 2005, to a negative cash flow of $12,717 from a negative cash flow of $18,920.

2.75% Convertible Senior Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares issuable at September 30, 2006 subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120% of the then current conversion price, or $23.36 per share, based on the initial conversion price.

On September 22, 2005, the Company entered into an amendment of the indenture with holders of the 2.75% Notes (the “Indenture Amendment”). The Indenture Amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011.

6.5% Senior Convertible Notes

On December 22, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”) for a private placement of $65,000 aggregate principal amount of its 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”). The private placement closed on December 23, 2005. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs for our current level of operations. During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 of the 6.5% Notes, bringing the aggregate principal amount of the private placement to $84,500. The 6.5% Notes are general senior unsecured obligations. Interest is payable semi-annually on June 15 and December 15, and payments began on June 15, 2006.

The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 4,813,171 shares issuable at September 30, 2006 subject to adjustment in certain circumstances), subject to adjustment in certain circumstances.

2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement with Calyon was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility would have matured on March 12, 2007. The 2004 Credit Facility was available for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings were limited to the lesser of 40% of the borrowing base or $30,000. Interest was payable quarterly at a base rate plus a margin ranging from 0.75% to 2.00% or on a Eurodollar rate plus a margin ranging from 1.75% to 3.00%. The 2004 Credit Facility was collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibited the payment of cash dividends and required the Company to maintain certain financial ratios. The borrowing base was calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed; property, plant and equipment, and spare parts.

During the period from August 6, 2004 to August 18, 2006, the Company entered into various amendments and waivers to the 2004 Credit Facility with its syndicated bank group to waive non-compliance with certain financial and non-financial covenants. Among other things, the amendments provided that (1) certain financial covenants and reporting obligations were waived and/or modified to reflect the Company’s current and anticipated future operating performance, (2) the ultimate reduction of the facility to $70,000 for issuance of letter of credit obligations only, and (3) a requirement for the Company to maintain a minimum cash balance of $15,000.

Primarily as a result of the negative financial impact that recent events in Nigeria have had on operations and the Company’s decision to sell the Nigeria operations and assets, the Company was not in compliance with certain financial covenants in the 2004 Credit Facility at September 30, 2006.

On August 18, 2006 the Company entered into a Sixth Amendment and Temporary Waiver Agreement (the “Sixth Amendment”) which waived the Company’s failure to comply with certain financial covenants of the 2004 Credit Facility during the fiscal quarter ended June 30, 2006 until the earlier of (i) September 30, 2006 or (ii) the occurrence of a “waiver default,” which is a breach by the Company of any covenant, a material breach of any representation and warranty or the occurrence of any default or event of default under the 2004 Credit Facility, other than the defaults which were temporarily waived by the Sixth Amendment. The Sixth Amendment further amended the 2004 Credit Facility to reduce the total commitment to $50,000 and provided for a letter of credit limit of $50,000 less the face amount of letters of credit issued prior to August 18, 2006, and provided that each new letter of credit must be fully cash collateralized and that a letter of credit fee of 0 25% be paid for each cash collateralized letter of credit. The Sixth Amendment expired on September 30, 2006, and availability under the 2004 Credit Facility was reduced to zero. On October 27, 2006, the Company entered into a new $100,000 synthetic credit facility and reissued under this facility all the then outstanding letters of credit (see Note 13). Effective October 27, 2006, in connection with the closing of the 2006 Credit Facility discussed below, the Company terminated the 2004 Credit Facility.

As of September 30, 2006, there were no borrowings under the 2004 Credit Facility and there were $37,393 in outstanding letters of credit, of which $12,461 related to continuing operations.

2006 Credit Facility

On October 27, 2006, Willbros USA, Inc., a wholly-owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility with a group of lenders led by Calyon (the “2006 Credit Facility”). The 2006 Credit Facility replaces the 2004 Credit Facility which was scheduled to expire in March 2007. The Company may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with consent from Calyon. The 2006 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings, which may be made up to $25,000 less the amount of financial standby or commercial letters of credit, are payable at the maturity date, October 27, 2009. Interest is payable quarterly in arrears at the base rate minus 1.00% or at a Eurodollar rate at the Company’s option. At least once a year, all revolving advances must be repaid and no new revolving advances made for a period of 10 consecutive business days thereafter. Fees payable under the 2006 Credit Facility include a Facility Fee at a rate per annum equal to 5.0% of the aggregate commitments, payable quarterly in arrears (the Facility Fee will be reduced to 2.75% if the Company obtains a rating from S&P and Moody’s greater than B and B2, respectively), and a letter of credit fee equal to 0.125% per annum of aggregate commitments. The 2006 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries. The 2006 Credit Facility contains a requirement for the maintenance of a $10,000 minimum cash balance, prohibits the payment of cash dividends and includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments and maintenance of a maximum senior leverage ratio, a minimum fixed charge coverage ratio and minimum tangible net worth requirement. A default may be triggered by events such as a failure to comply with financial covenants or other covenants, a failure to make payments when due, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings as defined by the 2006 Credit Facility. The 2006 Credit Facility is guaranteed by the Company and certain other subsidiaries. Debt issue costs associated with the 2006 Credit Facility, which are expected to be in excess of $2,000, will be amortized over the three-year term of the 2006 Credit Facility ending October 2009.

As defined in the 2006 Credit Facility, the Company is prohibited from making any investments, capital expenditures or otherwise funding the Company’s Nigeria Operations on a cumulative basis above a maximum of $15,000 from October 27, 2006 through June 29, 2007. As of June 30, 2007, the maximum of $15,000 reduces by $5,000 to a cumulative funding level not to exceed $10,000.

Private Placement

On October 27, 2006, the Company sold 3,722,360 shares of its common stock in a private placement (the “Private Placement”). The selling price was $14.00 per share which was a discount of 10% based on the Company’s closing stock price of $15.50 on October 24, 2006. In addition, the buyers of the common stock acquired warrants to purchase an additional 558,354 shares at an exercise price of $19.03 per share. Each warrant will be exercisable, in whole or in part, until 60 months from the date of issuance. Net proceeds after estimated deal costs are estimated to be $49,000. The Private Placement’s net proceeds will be used for general corporate purposes, primarily to support the start-up of several new projects in the United States and Canada.

Liquidity

Continuing Operations — We believe that cash flows from continuing operations and the net proceeds from the sale of the 6.5% Notes, which was completed in the first quarter of 2006, and the Private Placement and 2006 Credit Facility entered into October 2006, will be sufficient to finance working capital and capital expenditures for our continuing operations and should give us the liquidity and flexibility to perform the increasing volume of projects we are currently pursuing or have in backlog. Capital expenditures for equipment for 2006 are estimated at $25,000, a significant portion of which will be financed through capital leases. However, should the DOJ, SEC, or OFAC, as a result of their investigations, criminally charge the Company or otherwise levy material civil and/or criminal fines or penalties against the Company, these events could have a material adverse effect on the Company’s liquidity and operations.

Discontinued Operations — In Nigeria we continue to see the spread and escalation of hostilities against oil and gas installations and the work forces charged with maintenance, construction and operation of these installations. The attacks by militants have directly and indirectly affected Willbros on a continuous basis since the hostage taking incident of February 18, 2006. Since mid-June 2006, the situation in Nigeria has worsened, with attacks increasing throughout the country. Additional production operations in the Delta area have been, and remain, shut in. These disruptions have had the combined effect of supporting higher oil prices and either frustrating projects or creating a force majeure event for the ongoing projects in Nigeria. In the current work environment, with the Nigerian government and local operating companies unable to provide the security necessary for us to conduct project operations, our project activities are frustrated and we cannot expose our personnel on an ongoing basis to the very real and escalating threat posed by these militant and hostile community disturbances. Further there exists the ongoing possibility that labor unrest could escalate into violence at the Choba facility due to a continuing labor dispute over a new May 2006 labor agreement.

In late September 2006, violence in the Port Harcourt area escalated to the point where we elected to transfer employees out of this area to ensure continued safety. We have subsequently reduced our Choba facility staff to a minimum number required to support a caretaker status. Critical ongoing support functions have been shifted to Lagos and other locations outside the Port Harcourt area.

We are in negotiations with our clients regarding the financial impact of schedule delays, increased labor costs, increased equipment and material costs, disputed change orders, and heightened security concerns in order to mitigate the commercial impacts on us from these recent events in Nigeria. We continue to work with our clients to achieve settlements on unapproved changes orders and claims related to this year’s events in Nigeria. There can be no certainty at this time that we will be able to satisfactorily resolve the open change orders and claims with our clients, although several clients have made a substantial effort to work with us. We are also in the process of eliminating all Nigeria related costs, except for those that are essential to support the sale and the continuing operations in the Lagos area and nearby adjacent countries

We are encouraged by the level of interest expressed by several qualified buyers with strong Nigeria connections. The Company expects to be able to reach an agreement on the sale of its Nigeria operations by the end of the first quarter of 2007 or shortly thereafter.

The events that have negatively impacted our revenue, operating results and cash flow from discontinued operations are continuing. While we believe that these and other numerous factors could have an impact on our cash flow, both positively and negatively, the majority of which, should they occur, could be funded from our future operations, our existing cash balances, our private placement of common stock and the limited funding available for discontinued operations from our 2006 Credit Agreement.

For a discussion of these and other events which could cause actual results to differ from our expectations and a discussion of risk factors that could impact cash flow, please refer to the section entitled “Risk Factors” contained in Item 1A in this document and in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Contractual Obligations

As of September 30, 2006, we had $154,500 of outstanding debt related to the convertible notes. In addition, in the third quarter of 2006 the Company entered into a capital lease of construction equipment with a value of $10,187. The Company will be required to pay a facility fee of 5% of aggregate commitments under the 2006 Credit Facility

Other contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 31, 2005, did not materially change outside of payments made in the normal course of business.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	difficulties we may encounter in discontinuing our business in Nigeria and/or arising in connection with the negotiation of change orders and other contractual modifications with our customers and in connection with the sale and disposition of our operations and assets there generally, including, without limitation, collecting receivables, exporting select items of equipment and materials, and restructuring and/or severing long-term relationships there with partners, labor organizations, and/or other entities and individuals formerly associated with our business there over the years;
•	expenses involved in discontinuing our operations in Nigeria and Venezuela may exceed our estimates;
•	the results of government investigations into the actions of the Company and of current and former employees of the Company, including J. Kenneth Tillery, the former President of Willbros International, Inc.;
•	the consequences of the Company entering into a criminal plea agreement or a deferred prosecution agreement, including the imposition of civil or criminal fines, penalties, monitoring arrangements, or other sanctions that might be imposed as a result of government investigations;
•	adverse results that we could suffer in civil litigation involving or arising from the actions of former employees and officers of the Company;
•	inability to obtain adequate financing;
•	the assertion by parties to contracts with us that the actions of former employees of the Company were improper, which constitutes a breach of, or otherwise give rise to claims under, contracts to which we are a party;
•	determination that the actions of former employees of the Company caused us to breach our credit agreements or debt instruments, which could result in the lack of access to our credit facilities and the requirement to cash collateralize our existing letters of credit;
•	the commencement by foreign governmental authorities of investigations into the actions of current and former employees of the Company, and the determination that such actions constituted violations of foreign law;
•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and the Company’s established policies and rules;
•	curtailment of capital expenditures in the oil, gas and power industries;
•	political or social circumstances impeding the progress of our work and increasing the cost of performance;
•	failure to obtain the timely award of one or more projects;
•	cancellation of projects, in whole or in part;
•	inclement weather;
•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;
•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;
•	inability to identify and acquire suitable acquisition targets on reasonable terms;
•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;
•	downturns in general economic, market or business conditions in our target markets;
•	changes in the effective tax rate in countries where our work will be performed;
•	changes in applicable laws or regulations, or changed interpretations thereof;
•	changes in the scope of our expected insurance coverage;
•	inability to manage insurable risk at an affordable cost;
•	the occurrence of the risk factors listed under Item 1A of this document, and in the Company’s Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission from time to time; and
•	other factors, most of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2006 and 2005 or during the three-month periods then ended.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at September 30, 2006 due to the generally short maturities of these items. At September 30, 2006, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At September 30, 2006, none of our indebtedness was subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2006, the disclosure controls and procedures are not effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

Company management with oversight from the Audit Committee has devoted substantial effort to the remediation of the material weakness related to the Company’s financial statement close process. This material weakness resulted in delays in our ability to timely close our books and records during 2005. Such delays in closing the books and records are at least in part a contributing factor to the delays we have experienced in filing our quarterly and annual financial statements with the SEC. This material weakness resulted primarily from insufficient staffing of qualified accounting personnel. Additionally, management identified a material weakness related to controls over the project reporting used in the accounting process. This weakness primarily impacts Nigeria contracts. Cost estimates were not routinely updated to reflect current information and insufficient measures were taken to independently verify uniform and reliable cost estimates. Generally, our material weaknesses related to insufficient performance of existing controls rather than incorrect design of controls.

During the quarter ended September 30, 2006, the Company implemented the following material changes in its internal control over financial reporting that have materially improved, or are reasonably likely to materially improve, our internal control over financial reporting:

•	Continued to develop documentation and consistent execution of controls over our financial statement close process;
•	Expanded operations and accounting supervisory controls over consistency of the project reporting process and documentation for Nigeria contracts through the addition of supervisory personnel;
•	Recruited candidates in order to expeditiously fill vacancies in our accounting, finance, and project management functions;
•	Due to the operating environment in Nigeria, a process was initiated to transfer a number of the significant accounting controls from Port Harcourt to Lagos, Nigeria and Houston. This is expected to be completed during the quarter ended December 31, 2006; and
•	Continued our review and monitoring of the accounting department structure and organization, both in terms of size and expertise.

We believe the implemented and planned improvements to our internal control over financial reporting and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. Specifically, we believe the continued development of documentation and consistent execution of control procedures related to closing our books and preparing financial statements, such as reconciliations and analyses, will ensure the timeliness and accuracy of our books and records. The controls implemented to develop consistency of the project reporting will allow us to continue to improve our review of monthly project results and estimates prior to closing the books and preparing the financial statements. The transfer of a number of significant accounting controls from Nigeria to Houston will provide for more effective supervision of Nigeria processes and controls. Finally, the reorganization of our accounting department structure will continue to provide for additional supervision of Nigerian project accounting personnel.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005, and Notes 2 and 10 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 10 as to legal proceedings is incorporated by reference herein.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in risk factors involving the Company from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

The spread and escalation of hostilities in Nigeria has and will continue to adversely affect us.

In Nigeria, we continue to see the spread and escalation of hostilities against oil and gas installations and the work forces charged with construction, maintenance and operation of those installations. The attacks by militants have directly and indirectly affected us on a continuous basis since the hostage taking incident of February 18, 2006. However, since mid-June, the situation in Nigeria has worsened, with attacks increasing throughout the country. Additional production operations in the Delta area have been and remain, shut in. These disruptions have had the combined effect of supporting higher oil prices and either frustrating projects or creating a force majeure event for the ongoing projects in Nigeria. In the current work environment, with the Nigerian government and local operating companies unable to provide the security necessary for us to conduct project operations, our project activities are frustrated and we cannot expose our personnel on an ongoing basis to the very real and escalating threat posed by these militant and hostile community disturbances. Further, there exists the ongoing possibility that labor unrest could escalate into violence at the Choba facility due to a continuing labor dispute over a new May 2006 labor agreement.

In late September 2006, violence in the Port Harcourt area escalated to the point where we elected to transfer employees out of this area to ensure their continued safety. We have subsequently reduced our Choba facility staff to a minimum number required to support a caretaker status. Critical ongoing support functions have been shifted to either our Lagos office or other locations.

Although we are aggressively pursuing all contractual remedies that may be available to us and are taking steps to minimize the drain on our financial resources that these disruptions are having on our financial results, we may be unable to negotiate satisfactory settlements with our customers. If conditions in Nigeria remain the same or continue to deteriorate and we are unable to resolve various contractual claims with our clients, our cash flow and financial results may continue to be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2006:

	(a) Total Number Of Shares Purchased (1)	(b) Average Price Paid Per Share (2)	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2006 — July 31, 2006	—	—	—	—
August 1, 2006 — August 31, 2006	6,942	16.00	—	—
September 1, 2006 — September 30, 2006	16,616	15.54	—	—

Total	23,558	15.68	—	—

1)	Represents (a) 7,933 shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan and (b); 15,625 shares of common stock surrendered by a former officer to the Company in satisfaction of outstanding loans from the Company.

2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us or, in the case of the 15,625 shares, the recorded value of the note receivable that was cancelled.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company (“the Annual Meeting”) was held on August 2, 2006, in Panama City, Panama. At the Annual Meeting, the stockholders of the Company (a) elected Robert R. Harl, Peter A. Leidel and James B. Taylor, Jr. as Class I directors of the Company for three-year terms, (b) adopted an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 35,000,000 to 70,000,000, (c) approved Amendment Number 5 to the Willbros Group, Inc. 1996 Stock Plan, (d) approved the Willbros Group, Inc. 2006 Director Restricted Stock Plan, and (e) ratified the appointment of GLO CPAs, LLP as the independent registered public accounting firm of the Company for 2006.

There were present at the Annual Meeting, in person or by proxy, stockholders holding 18,562,379 shares of the common stock of the Company, or 85.18% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

	Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
1. Election of Directors:
Robert R. Harl	18,469,941	92,438	—	—
Peter A. Leidel	18,466,969	95,410	—	—
James B. Taylor, Jr.	18,466,401	95,978	—	—

2. Approval to Amend Restated Articles of Incorporation:	16,257,528	2,030,327	274,524	—

3. Adoption of Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan:	12,029,834	1,335,561	67,525	5,129,459

4. Adoption of Willbros Group, Inc. 2006 Director Restricted Stock Plan:	12,744,770	632,645	55,505	5,129,459

5. Ratification of Independent Registered Public Accounting Firm:	18,511,313	43,084	7,981	—

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibits:

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

3.1	Certificate of Amendment to the Restated Articles of Incorporation of the Company (Filed as Exhibit B to the Company’s Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

3.2	Amended and Restated Articles of Incorporation of the Company.

4.1	Securities Purchase Agreement dated October 26, 2006, by and among the Company and the buyers listed on the signature pages thereto (the “Buyers”) (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

4.2	Form of Warrant dated October 27, 2006 issued to each of the Buyers (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

4.3	Registration Rights Agreement dated October 27, 2006, by and among the Company and each of the Buyers (Filed as Exhibit 10.3 to the Company’s current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.1	Credit Agreement dated as of October 27, 2006, among Willbros USA, Inc., as borrower, the Company and certain other subsidiaries and affiliates as guarantors, the lenders from time to time party thereto and Calyon New York Branch, as Administrative Agent, Collateral Agent, Issuing Bank, Deposit Bank and Revolving Loan Lender (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated October 27, 2006, filed October 27, 2006).

10.2	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan dated June 14, 2006 (Filed as Exhibit C to the Company’s Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.3	Willbros Group, Inc. 2006 Director Restricted Stock Plan (Filed as Exhibit D to the Company’s Proxy Statement for Annual Meeting of Stockholder’s dated July 5, 2006).

10.4	Employment Agreement dated August 28, 2006, between Willbros USA, Inc. and Van A. Welch.

10.5	Separation Agreement and Release dated August 29, 2006, between Willbros USA, Inc. and Warren L. Williams.

10.6	Consulting Services Agreement dated August 10, 2006, between Willbros USA, Inc. and Warren L. Williams.

10.7	Sixth Amendment and Temporary Waiver Agreement dated August 18, 2006 to the Amended and Restated Credit Agreement dated March 12, 2004, among the Company, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as Administrative Agent and CIBC, Inc., as Syndication Agent (Filed as Exhibit 10 to the Company’s current report on Form 8-K dated August 18, 2006, filed August 23, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: November 8, 2006	By:	/s/ Van A. Welch
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

Exhibit Number	Description

3.1	Certificate of Amendment to the Restated Articles of Incorporation of the Company (Filed as Exhibit B to the Company’s Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

3.2	Amended and Restated Articles of Incorporation of the Company.

4.1	Securities Purchase Agreement dated October 26, 2006, by and among the Company and the buyers listed on the signature pages thereto (the “Buyers”) (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

4.2	Form of Warrant dated October 27, 2006 issued to each of the Buyers (Filed as Exhibit 10.2 to the Company’s current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

4.3	Registration Rights Agreement dated October 27, 2006, by and among the Company and the Buyers (Filed as Exhibit 10.3 to the Company’s current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.1	Credit Agreement dated as of October 27, 2006, among Willbros USA, Inc., as borrower, the Company and certain other subsidiaries and affiliates as guarantors, the lenders from time to time party thereto and Calyon New York Branch, as Administrative Agent, Collateral Agent, Issuing Bank, Deposit Bank and Revolving Loan Lender (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated October 27, 2006, filed October 27, 2006).

10.2	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan dated June 14, 2006 (Filed as Exhibit C to the Company’s Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.3	Willbros Group, Inc. 2006 Director Restricted Stock Plan (Filed as Exhibit D to the Company’s Proxy Statement for Annual Meeting of Stockholder’s dated July 5, 2006).

10.4	Employment Agreement dated August 28, 2006, between Willbros USA, Inc. and Van A. Welch.

10.5	Separation Agreement and Release dated August 29, 2006, between Willbros USA, Inc. and Warren L. Williams.

10.6	Consulting Services Agreement dated August 10, 2006, between Willbros USA, Inc. and Warren L. Williams.

10.7	Sixth Amendment and Temporary Waiver Agreement dated August 18, 2006 to the Amended and Restated Credit Agreement dated March 12, 2004, among the Company, certain designated subsidiaries, certain financial institutions, Calyon New York Branch, as Administrative Agent and CIBC, Inc., as Syndication Agent (Filed as Exhibit 10 to the Company’s current report on Form 8-K dated August 18, 2006, filed August 23, 2006).

10.1	Amendment No. 1 to Employment Agreement dated June 1, 2006, between Willbros USA, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated June 16, 2006, filed June 22, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.