Form 10-K
period 2006-12-31
WILLBROS GROUP INC
filed 2007-03-14
CIK 895450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2006) was $394,879,113.

The number of shares of the Registrant’s common stock outstanding at February 28, 2007 was 25,776,878.

Documents incorporated by reference: NONE

WILLBROS GROUP, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•

difficulties we may encounter in connection with the recently completed sale and disposition of our operations and assets in Nigeria, including without limitation, obtaining indemnification for any losses we may experience if claims are made against any corporate guarantees we provided or if calls are made against any letters of credit that were issued on our behalf and which will remain in place subsequent to the closing;

•

the consequences we may encounter if we were to enter into a criminal plea agreement or a deferred prosecution agreement, including the imposition of civil or criminal fines, penalties, monitoring arrangements, or other sanctions, including the loss of U.S. government contracts, that might be imposed as a result of government investigations;

•

the results of government investigations into our actions and the actions of our current and former officers and employees, including J. Kenneth Tillery, the former President of Willbros International, Inc.;

•	adverse results that we could suffer in civil litigation involving or arising from the actions of our former employees and officers;

•

the assertion by parties to contracts with us that the actions of our former officers and employees were improper which constitutes a breach of, or otherwise gives rise to claims under, contracts to which we are a party;

•

determination that the actions of our former employees caused us to breach our credit agreements or debt instruments, which could result in the lack of access to our credit facilities and the requirement to cash collateralize our existing letters of credit;

•

the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	curtailment of capital expenditures in the oil, gas, and power industries;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	cancellation of projects, in whole or in part;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to obtain adequate financing;

•	inability to obtain sufficient surety bonds on letters of credit;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in the effective tax rate in countries where our work will be performed;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	the occurrence of the risk factors listed under Item 1A of this Annual Report; and

•	other factors, most of which are beyond our control.

Consequently, all of the forward-looking statements made or incorporated by reference in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise. For a more complete description of the circumstances surrounding the actions of our current and former employees, see the Risk Factors listed under Item 1A of this Annual Report.

Unless the context otherwise requires, all references in this Annual Report to “Willbros,” the “Company,” “we,” “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

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

Recent Developments

In June 2006, we announced our decision to sell our assets and operations in Nigeria, and in February 2007, we completed the sale. In 2006, we also sold our interest in a water injection facility in Venezuela and our TXP-4 gas processing plant in Opal, Wyoming. The results of operations for each of Nigeria, Venezuela and the TXP-4 Plant are reported as discontinued operations in our Consolidated Financial Statements. We expect to focus our resources and attention on the United States and Canada and a few other selected international markets which offer attractive risk-adjusted returns. The remainder of the discussion under Items 1 and 2, Business and Properties, in this Annual Report on Form 10-K pertain only to our continuing operations, unless otherwise noted.

General

We are an independent international contractor serving the oil, gas and power industries and government entities worldwide. We currently operate our business in two segments: the United States and Canada (which we refer to as “United States & Canada”) and all other countries outside of the United States and Canada (which we refer to as “International”). We provide engineering; construction; engineering, procurement and construction (“EPC”); and specialty services to industry and governmental entities worldwide, specializing in pipelines and associated facilities for onshore, coastal and offshore locations. We are also actively involved in asset development, ownership and operations as an extension of our portfolio of industry services. We place particular emphasis on achieving the best risk adjusted returns. Depending upon market conditions, we may work in developing countries and we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution. We also believe our engineering expertise, as it relates to optimizing the structure and execution of a project, provides us competitive advantage in all the markets we address.

We provide our engineering, construction and EPC services, as the scope of work requires, through professional engineering, technical staff, construction management and craft personnel utilizing engineering systems, hardware and software and a large fleet of company-owned and leased equipment that includes marine vessels, barges, dredges, pipelaying equipment, heavy construction equipment, transportation equipment and camp equipment. An inventory of spare parts and tools, which we strategically position and maintain to maximize availability and minimize cost, supports our equipment fleet. We also own fabrication facilities in Canada, Nigeria (discontinued operations), and the United States. As an adjunct to all our resources, we also provide specialty services, including asset development and operations. Our asset development and operations (also referred to as “facility operations”) include assets developed under “Build, Own and Operate” contracts, such as the fueling facilities operated for the Defense Energy Support Center, an agency of the U.S. government.

Discontinued Operations

In discontinued operations we held business interests in Nigeria and Venezuela, and we also held a 10 percent ownership in a water injection facility in Venezuela. During 2004 and 2005, we owned a gas processing plant (“TXP-4 Plant”) in the Opal, Wyoming area. We sold the TXP-4 Plant in January 2006 to Williams Field Services Company. In October 2006, we completed the sale of our interests in Venezuela. In February 2007 we sold our interests in Nigeria. Services which were provided in discontinued operations were:

•	Offshore pipelines

•	Subsea facilities

•	Offshore jackets and decks

•	Dredging

•	Pipe corrosion coating

•	Concrete weight coating

•	Marine repair

•	Heavy lift services

Continuing Operations

The following discussion covers continuing operations unless specifically noted:

Our engineering services include, among others

•	feasibility studies;

•	conceptual engineering services;

•	detailed design services;

•	route/site selection;

•	construction management;

•	turnkey engineer, procure, and construct, or “EPC” arrangements;

•	alliance arrangements;

•	material procurement;

•	overall project management;

•	permitting services;

•	commissioning/startup; and

•	bid support for other Willbros subsidiaries.

We provide our engineering services through engineering resources located in Salt Lake City (Murray), Utah; Tulsa, Oklahoma; and Houston, Texas.

To complement our engineering services, Willbros also provides a full range of field services, including:

•	surveying;

•	right of way acquisition;

•	material receiving and control;

•	construction management;

•	facilities startup assistance; and

•	operation of facilities.

Our construction services include, among others, the building, fabrication, installation, assembly, maintenance and replacement of:

•	major cross country pipelines;

•	gathering systems;

•	flow stations;

•	pump stations;

•	meter stations;

•	gas compressor stations;

•	gas processing facilities;

•	oil and gas production facilities;

•	modular processing facilities;

•	piers;

•	dock facilities; and

•	bridges.

Our EPC services include engineering, procurement, construction and project management resources to work with clients to provide total project solutions, which optimize project scope, schedule and deliverables to meet project objectives. We provide the project deliverables through our own resources or through selected subcontractors.

Finally, Willbros provides specialty service capabilities, including, among others:

•	pipe double jointing;

•	transport of dry and liquid cargo;

•	rig moves;

•	maintenance and repair services;

•	operation and development of facilities; and

•	building, owning and operating military fueling facilities.

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

Over the years, we have been employed by more than 400 clients to carry out work in 57 countries. Within the past ten years, we have worked in Africa, Asia, Australia, the Middle East, North America and South America. We have historically had a steady base of operations in the United States, Canada, Nigeria, Oman, and Venezuela, which has been complemented by major projects in Australia, Bolivia, Cameroon, Chad, Colombia,

Ecuador, Egypt, Gabon, Indonesia, Ivory Coast, Kuwait, Mexico and Pakistan. In 2006 we sold our interest in Venezuela and exited Bolivia and Ecuador in response to market conditions which we believe are unfavorable and will not attract capital to these markets for the types of projects we perform.

Private sector clients have historically accounted for the majority of our revenue. Government entities and agencies have accounted for the remainder. Our top ten clients were responsible for 61 percent of our continuing revenue in 2006 (73 percent in 2005 and 64 percent in 2004).

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

All significant International operations are carried out by material direct or indirect subsidiaries of Willbros International, Inc., which is also a Panamanian corporation. Such material subsidiaries included in 2006:

•	Willbros Middle East, Inc.; and

•	The Oman Construction Company LLC.

In October 2006, we sold the Venezuela businesses, which included Constructora CAMSA, C.A.. In February 2007, we sold our interests in Nigeria, which included:.

•	Willbros West Africa, Inc.;

•	Willbros (Nigeria) Limited; and

•	Willbros (Offshore) Nigeria Limited.

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

Current Market Conditions

We believe the fundamentals supporting the demand for engineering, construction and EPC services for the energy industry, particularly services for pipelines in North America, will continue to be strong for the next two to five years. Our results for continuing operations for the three-month period ended December 31, 2006 generated better contract margins than the prior period (ended September 30, 2006) but contract margins for the year ended December 31, 2006, which were 9.9 percent, reflected lower margin work taken in earlier periods and engineering, procurement and construction projects which generated low single digit contract margins for the procurement portion which can be in the range of 30-40 percent of project revenue. We continue to believe the outlook for our business is strong. The fundamentals supporting the demand for engineering, construction and EPC services for the oil, gas and power industries indicate that the market for our services will be strong in 2007 and 2008. Many positive developments reinforce our view. Capital spending for the exploration and production sector of the energy industry is expected to exceed $300 billion in 2007. This is a 9 percent increase over 2006. Even with lower forecast crude oil prices, in the oil sands region of western Canada forecast capital expenditures on new bitumen production and processing facilities are expected to exceed C$100 billion through 2015, as production levels are increased from approximately one million barrels per day presently to more than three million barrels per day in 2015. In the United States, new gas production in the Rocky Mountain region has generated new plans for gas pipelines to the West, Midwest and East Coast. Liquefied natural gas (“LNG”) is also expected to bring more opportunities to Willbros, both in North America and in other producing/exporting countries.

The engineering market in North America continues to be capacity constrained and we are selecting and accepting assignments that offer higher margins and position us for EPC assignments. Our engineering operations are currently at capacity, constrained by the availability of qualified personnel. We believe our location in Tulsa, Oklahoma protects us to some degree from the high turnover of technical employees characteristic in energy centers such as Houston, Texas. Our successful expansion of engineering activity into the Salt Lake City, Utah area has provided us a model for expansion into other areas. We believe the high level of engineering activity in 2006 has been the precursor to higher levels of construction activity in North America and our backlog at December 31, 2006 of $602.3 million for continuing operations reflects growth of work under contract from $240.4 million at December 31, 2005 for comparable backlog. Our discussions with potential customers regarding pipeline and station construction projects in North America and recent contract awards, coupled with the increase in engineering assignments, reinforce our belief that our ability to obtain improved terms and conditions and better pricing will continue in 2007 and 2008. We believe customers recognize the imbalance in the supply and demand for pipeline engineering, construction and EPC services, and will offer better terms and conditions, resulting in lower risk to us, to dampen pricing increases for our services.

Demand in the United States & Canada market led the improvement in backlog for continuing operations in 2006, and we believe the demand there will continue to be strong. We also expect the International market to continue to expand and exhibit strengthening demand as new energy infrastructure developments are contemplated in North Africa and the Middle East, markets of interest to us. The following factors have caused the short-term outlook for our business to strengthen:

•	The large economic base of hydrocarbon reserves in northern Canada and the commitments to large capital projects to develop them.

•

Increased demand in North America for natural gas has resulted in the citing, permitting and approval of new LNG regasification terminals in addition to multiple proposals for additional facilities, principally regasification terminals and connecting pipelines in North America, but also de-bottlenecking of existing systems to allow higher flow rates.

•

Increased demand for natural gas worldwide has also resulted in new LNG liquefaction facilities and expansion of existing facilities to meet the higher demand levels. These new facilities require additional pipeline capacity to transport the feed gas for liquefaction in such places as North Africa and the Middle East.

•	Global economic conditions have increased demand for oil, gas, and power resulting in an increase in the expected number of oil, gas and power projects.

•	The increasing use of the EPC contract model should allow us to improve our market share in North America.

•	New holders of North American pipeline assets acquired in the past three years through merger or outright purchase are now implementing plans to expand or upgrade those assets.

•	Major customers are benefiting from high discretionary cash flow, which should enable them to implement expanded capital construction programs.

As a result of these factors, we expect our revenue from continuing operations in 2007 to increase from the 2006 level.

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

A February 2007 industry survey of pipeline construction suggests that worldwide pipeline construction planned for 2007 and beyond will total 67,000 miles. In North America, where we have refocused our business, the survey indicated that for 2007, in the United States, operators plan to construct over 2,800 miles of new pipeline at a cost of $5.4 billion. The survey indicates that, for 2007 and beyond, worldwide pipeline construction expenditures will total approximately $134 billion. The survey also identified proposals for Canadian pipeline expansions of over 10,000 kilometers planned for 2007 and beyond. U.S. Federal Energy Regulatory Commission applications for new or additional compression horsepower for natural gas pipelines increased over 300 percent from June 2005 to June 2006 to 583,000 horsepower. Our March 2007 review of prospective projects identified over $10 billion of projects which currently meet our bidding criteria and we expect to pursue these opportunities aggressively.

Partially offsetting these positive factors is the potential for political and social unrest in some countries of interest to us and the movement toward more populist programs, which have the effect of diminishing access to capital for projects. Willbros views these markets as having limited opportunities in the near term.

Price escalations for equipment, labor, fuel and permanent materials, and shortages of qualified technical and field personnel required to complete many proposed projects may impact project economics and schedules, resulting in delays and possible cancellation of some proposed projects.

Business Strategy

We seek to maximize stockholder value through our business strategy. This strategy is summarized by the following strategic imperatives:

•	Concentrate resources in North America to address the expansion of the current business cycle;

•	Leverage engineering expertise to attract additional EPC contracts;

•	Increase contract margin by improving bidding discipline and contract management;

•	Penetrate, on a selective basis, international markets with relatively more attractive operating and financial parameters;

•	Align G&A costs with revenue and maintain a ratio of G&A to revenue of 6-8 percent; and

•	Manage cash rigorously.

We rely on the competitive advantage gained from:

•	Our experience in performing large diameter cross-country pipeline construction in remote areas with difficult terrain and harsh climatic conditions;

•	Our ability to manage complex EPC projects to optimize the ultimate project solution;

•	Our longstanding customer relationships; and

•

Our experienced multinational employee base. Recognizing our employees as key to our competitive advantage, we continue to invest in them to ensure that they have the training and tools needed to be successful in today’s challenging environment.

In carrying out the core elements of our long-term strategies, we build from the following:

Engineering. Willbros is one of the few pipeline constructors with engineering capability. Our engineering experience and capability includes all the service offerings of a full-service engineering firm from feasibility studies through turn-key program management. This engineering capability affords us opportunities for early involvement in project development and allows us to influence the final project structure to benefit both the client and ourselves with respect to efficiencies which can be realized through application of broad technical expertise gained from performing natural gas, crude oil and products pipeline projects worldwide.

Construction. Willbros is noted for building over 200,000 kilometers of pipelines since its long history began in 1908. Our skill sets include pipeline and station construction in all types of terrain, from coastal plains, mountains, swamps and desert, to arctic environments. We have also worked in 57 different countries and have logistics and constructability experience to accommodate multiple solutions for project execution depending upon client preference and availability of equipment and personnel. We have crossed the Andes Mountains five times and completed multiple projects in Alaska, Africa, Canada, the United States, Asia and South America. We are a leader in employing automated welding procedures in the construction of large diameter pipelines,

EPC Contracts. We pursue EPC contracts because they can often yield higher profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. In performing EPC contracts, we participate in numerous aspects of a project. We are therefore able to determine the most efficient design, permitting, procurement and construction sequence for a project in connection with making engineering and constructability decisions. EPC contracts enable us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects, at the same time optimizing the overall project solution and execution. While EPC contracts carry lower margins for the procurement component, which can be a significant portion of the total contract value, we believe the increased control over all aspects of the project, coupled with higher margins for engineering and construction portions, makes these types of contracts attractive to us. We intend to capitalize on being one of the few pipeline engineering, construction and EPC services companies worldwide with the ability to provide the full range of EPC services in order to capture more of this business.

Conservative Financial Management. We emphasize a strong balance sheet in financing the development and growth of our business. We also seek to obtain contracts that are likely to result in recurring revenue in order to partially mitigate the cyclical nature of our engineering, construction and EPC businesses. Improved systems and processes for contract management are intended to maximize the cash flows from projects and minimize project working capital requirements. Additionally, whenever possible we act to minimize our exposure to currency fluctuations through the use of U.S. dollar-denominated contracts and by limiting payments in local currency to approximately the amount of local currency expense. We may seek new financing, in the form of either debt or equity, as market conditions allow and as business opportunities and capital equipment requirements may dictate.

Our focus in 2007 will be on execution of the backlog captured in 2006, continued emphasis on adding higher quality backlog with the best risk adjusted returns, continuing the implementation of more sophisticated and effective contract management systems and processes, maintaining general and administrative cost levels to 6-8 percent of revenue, and leveraging engineering expertise to attract additional EPC contracts.

Ethical Business Practices. Willbros demands that all of its employees and representatives conduct the business of the Company in accordance with the highest ethical standards—in compliance with applicable laws, rules and regulations, with honesty and integrity, and in a manner which demonstrates respect for others. Willbros’ tradition of “doing the right thing” and abiding by the rule of law is reflected in its longstanding “Code of Business Conduct and Ethics (the “Code”).” In addition, in March 2005 Willbros issued an enhanced “Foreign Corrupt Practices Act Compliance Manual (the “Manual”).”

Both the Code and the Manual are available on our website and detail specific procedures to be followed in each employee’s day-to-day activities in order to ensure compliance. The Code and the Manual are not just summary guidelines documenting the existing principles and procedures that govern our day to day work practices at Willbros. They are also a reflection of our culture of compliance, and our integrity as an organization. We endeavor to avoid even the appearance of impropriety as we carry out our individual job responsibilities at Willbros. Our good reputation is one of our most valuable assets, and preservation of that asset is a matter taken seriously across our entire organization.

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

In April 1992, Heerema sold Willbros Group, Inc. to a corporation formed on December 31, 1991 in the Republic of Panama by members of the Company’s management at the time, certain other investors, and Heerema. Subsequently, the original Willbros Group, Inc. was dissolved into the acquiring corporation which was renamed “Willbros Group, Inc.” In August 1996, we completed an initial public offering of common stock in which Heerema sold all of its shares of common stock; and in October 1997, we completed a secondary offering in which the other investors sold substantially all of their shares of common stock. In May 2002, we completed a third public offering of common stock, which was used to repay debt and to provide cash for general corporate purposes. In October 2006, we completed a private placement of common stock to raise additional capital to fund rapidly growing operations in North America and to be used for general corporate purposes.

Willbros Milestones

The following are selected milestones which we have achieved:

1908	Williams Brothers began family business.

1915	Began pipeline work in the United States.

1923	First project outside the United States performed in Canada.

1939	Began pipeline work in Venezuela, first project outside North America.

1942-44	Served as principal contractor on the “Big Inch” and “Little Big Inch” War Emergency Pipelines in the United States which delivered Gulf Coast crude oil to the Eastern Seaboard.

1947-48	Built the 370-mile (600-kilometer) Camiri to Sucre and Cochabamba crude oil pipeline in Bolivia.

1951	Completed the 400-mile (645-kilometer) western segment of the Trans-Arabian Pipeline System in Jordan, Syria and Lebanon.

1954-55	Built Alaska’s first major pipeline system, consisting of 625 miles (1,000 kilometers) of petroleum products pipeline, housing, communications, two tank farms, five pump stations, and marine dock and loading facilities.

1956-57	Led a joint venture which constructed the 335-mile (535-kilometer) southern section of the Trans-Iranian Pipeline, a products pipeline system extending from Abadan to Tehran.

1958	Constructed pipelines and related facilities for the world’s largest oil export terminal at Kharg Island, Iran.

1960	Built the first major liquefied petroleum gas pipeline system, the 2,175-mile (3,480-kilometer) Mid-America Pipeline in the United States, including six delivery terminals, two operating terminals, 13 pump stations, communications and cavern storage.

1962	Began operations in Nigeria with the commencement of construction of the TransNiger Pipeline, a 170-mile (275-kilometer) crude oil pipeline.

1964-65	Built the 390-mile (625-kilometer) Santa Cruz to Sica Sica crude oil pipeline in Bolivia. The highest altitude reached by this line is 14,760 feet (4,500 meters) above sea level, which management believes is higher than the altitude of any other pipeline in the world.

1965	Began operations in Oman with the commencement of construction of the 175-mile (280-kilometer) Fahud to Muscat crude oil pipeline system.

1967-68	Built the 190-mile (310-kilometer) Orito to Tumaco crude oil pipeline in Colombia, one of five Willbros crossings of the Andes Mountains, a project notable for the use of helicopters in high-altitude construction.

1969	Completed a gas gathering system and 105 miles (170 kilometers) of 42-inch trunkline for the Iranian Gas Trunkline Project (IGAT) in Iran to supply gas to the USSR.

1970-72	Built the Trans-Ecuadorian Pipeline, crossing the Andes Mountains, consisting of 315 miles (505 kilometers) of 20-inch and 26-inch pipeline, seven pump stations, four pressure-reducing stations and six storage tanks. Considered the most logistically difficult pipeline project ever completed at the time.

1974-76	Led a joint venture which built the northernmost 225 miles (365 kilometers) of the Trans Alaska Pipeline System.

1974-76	Led a joint venture which constructed 290 miles (465 kilometers) of pipeline and two pump stations in the difficult to access western Amazon basin of Peru; another logistics challenge which required lightering from shipping on the Amazon River.

1974-79	Designed and engineered the 500-mile (795-kilometer) Sarakhs-Neka gas transmission line in northeastern Iran.

1982-83	Built the Cortez carbon dioxide pipeline system in the southwestern United States, consisting of 505 miles (815 kilometers) of 30-inch pipeline.

1984-86	Constructed, through a joint venture, the All-American Pipeline System, a 1,240-mile (1,995-kilometer), 30-inch heated pipeline, including 23 pump stations, in the United States.

1984-95	Developed and furnished a rapid deployment fuel pipeline distribution and storage system for the U.S. Army which was used extensively and successfully in Saudi Arabia during Operation Desert Shield/Desert Storm in 1990/1991, in Somalia during 1993 and in Iraq in 2003.

1985-86	Built a 185-mile (300-kilometer), 24-inch crude oil pipeline from Ayacucho to Covenas in Colombia, another Andean challenge.

1987	Rebuilt 25 miles (40 kilometers) of the Trans-Ecuadorian crude oil pipeline, mobilizing to Ecuador in two weeks and completing work within six months after major portions were destroyed by an earthquake.

1988-92	Performed project management, engineering, procurement and field support services to expand the Great Lakes Gas Transmission System in the northern United States. The expansion involved modifications to 13 compressor stations and the addition of 660 miles (1,060 kilometers) of 36-inch pipeline in 50 separate loops.

1989-92	Provided pipeline engineering and field support services for the Kern River Gas Transmission System, a 36-inch pipeline project extending over 685 miles (1,100 kilometers) of desert and mountains from Wyoming to California.

1992-93	Rebuilt oil field gathering systems in Kuwait as part of the post-war reconstruction effort.

1996	Listed shares upon completion of an initial public offering of common stock on the New York Stock Exchange under the symbol “WG.”

1996-97	Achieved ISO Certification for seven operating companies.

1996-98	Performed an EPC contract with Asamera (Overseas) Limited to design and construct pipelines, flowlines and related facilities for the Corridor Block Gas Project located in southern Sumatra, Indonesia.

1997-98	Carried out a contract for the construction of 120 miles (200 kilometers) each of 36-inch and 20-inch pipelines in the Zuata Region of the Orinoco Belt in Venezuela.

1997-98	Completed an EPC contract for El Paso Natural Gas Company and Gasoductos de Chihuahua, a joint venture between El Paso and PEMEX, to construct a 45-mile (75-kilometer) gas pipeline system in Texas and Mexico.

1999-00	Carried out a contract through a joint venture to construct a 492-mile (792-kilometer), 18-inch gas pipeline in Australia.

2000	Acquired Rogers & Phillips, Inc., a United States pipeline construction company.

2000	Relocated the Willbros USA, Inc. administrative offices from Tulsa, Oklahoma to Houston, Texas.

2001	Acquired MSI Energy Services Inc., an Alberta, Canada based contractor working in the oil sands area, and established a presence in Canada.

2001	Ended year with record backlog of $407.6 million.

2002	Acquired the Mt. West Group to enhance presence in the western United States and to improve our service capabilities worldwide.

2002	Completed engineering and project management of the Gulfstream project, a $1.6 billion natural gas pipeline system from Mobile, Alabama crossing the Gulf of Mexico and serving markets in central and southern Florida.

2002	Elected Michael F. Curran CEO, succeeding Larry J. Bump, who retired after 22 years as Willbros CEO.

2002	Completed the Centennial Pipeline Project: FERC application support, engineering, procurement, construction and construction management of new-build and conversion to refined products service of a natural gas system from Gulf Coast to mid-western United States, 797 miles (1,275 kilometers) of 24-inch and 26-inch pipelines and facilities.

2003	Completed work on the Explorer Pipeline Mainline expansion project, adding 12 new pump stations and additional storage to this products pipeline from the Gulf Coast to central Illinois.

2003	Completed an EPC contract for the 665-mile (1,070-kilometer), 30-inch crude oil Chad–Cameroon Pipeline Project, through a joint venture with another international contractor.

2003	Completed construction of the GASYRG natural gas pipeline in Bolivia, 144 miles (230 kilometers) of 32-inch pipeline from the San Alberto gas field to connect with export facilities to Brazil.

2004	Completed construction and began commercial operation of the Opal Gas Plant with nominal capacity of 350 million standard cubic feet per day.

2004	Began work on the Eastern Gas Gathering System (“EGGS”) project, an 83-kilometer 40-inch feed gas pipeline to the Bonny Island LNG facilities in Nigeria.

2004	Awarded the contract for the onshore portions of the West Africa Gas Pipeline project, to transport natural gas from Nigeria to end users in Ghana, Togo and Benin.

2004	Began work on a field upgrade East Area Platforms Retrofit and Wellhead Tie-ins Project (“EPC-IV”), offshore Nigeria, for a major exploration and production company.

2004	Completed pipeline rehabilitation and replacement project in Iraq.

2004	Ended year with record backlog of $660.9 million, including discontinued operations.

2005	Generated record backlog of $985 million at September 30, 2005, including discontinued operations.

2006	Expanded activities in Canada to include maintenance, small capital construction and modular fabrication for oil sands developments.

2006	Awarded the R1-R2 pump house construction contract for CNRL Horizon project, first $50 million plus contract in Canada.

2006	Placed Nigeria interests up for sale and reclassified them as “discontinued.”

2006	Ended year with record North American backlog of $565.4 million.

2006	Elected Randy R. Harl CEO, succeeding Michael F. Curran.

2007	Completed sale of Nigerian interests in February 2007.

Business Segments

In 2004, the Company restructured its business into two operating segments, United States & Canada and International. All periods presented reflect this change in segments.

The Company’s segments are strategic business units that are managed separately to deliver engineering, construction and EPC services in markets with different operational requirements and marketing strategies. The United States & Canada segment consists of all engineering, construction, and EPC services provided in those countries. The International segment consists of all services provided in other countries. In 2006 such operations were focused in Oman. The Company’s corporate operations include the general and administrative and financing functions of the organization. The costs of these functions are allocated between the two operating segments. The Company’s corporate operations also include various other assets that are allocated between the two operating segments. Inter-segment revenue and revenue between geographic areas are not material.

See Footnote 12 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for more information on our operating segments and discontinued operations.

Services Provided

The Company provides engineering, construction, and EPC services, including development activities, in each of the geographic segments described above. We also have experience in the operation of the types of facilities we design and build. We may make equity investments in some projects to enhance our competitive position for the work assignments associated with the project. In other instances, our experience enables us to understand and manage project completion risk and in these cases we may elect to develop and own a complete facility which will provide attractive internal rates of return over an extended period of time.

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

We have developed significant expertise with respect to each of the following:

Natural Gas Transmission Systems. The expansion of the natural gas transportation network in the United States in recent years has been a major contributor to our engineering business. We believe we have established a strong position as a leading supplier of project management and engineering services to natural gas pipeline transmission companies in the United States. Since 1988, we have provided engineering services for over 20 major natural gas projects in the United States, including the Gulfstream Natural Gas System project, completed in 2002, and the Guardian Pipeline Project, both Phase I, completed in 2004 and Phase II, currently underway.

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

U.S. Government Services. Since 1981, we have established our position with U.S. government agencies as a leading engineering contractor for jet fuel storage as well as aircraft fueling facilities, having performed the engineering for major projects at eight U.S. military bases including three air bases outside the United States. The award of these projects was based largely on contractor experience and personnel qualifications. Also, in the past eight years we have won five of ten so-called “Design-Build-Own-Operate-Maintain” projects to provide fueling facilities at military bases in the United States for the U.S. Defense Energy Support Center.

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

Construction Services

We are one of the most experienced contractors serving the oil, gas and power industries. Our construction capabilities include the expertise to construct and replace large-diameter cross-country pipelines; to fabricate engineered structures, process modules and facilities; to construct oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities and other related facilities; and to construct piers, docks and bridges.

Pipeline Construction. World demand for pipelines results from the need to move millions of barrels of crude oil and petroleum products and billions of cubic feet of natural gas to refiners, processors and consumers each day. Pipeline construction is capital-intensive, and we own, lease, operate and maintain a fleet of specialized equipment necessary for operations in the pipeline construction business. We focus on pipeline construction activity in remote areas and harsh climates where we believe our experience gives us a competitive advantage. We believe that we have constructed more miles of pipeline than any other private sector company. Since 2004, we have developed the expertise to employ automatic welding processes in the onshore construction of large-diameter (greater than 30-inch) natural gas pipelines and have constructed over 210 miles of such pipelines using automatic welding processes in the Barnett Shale region of the southwestern United States.

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

Special equipment and techniques are required to construct pipelines across wetlands and offshore. We have used swamp pipelaying methods extensively in Nigeria, where a significant portion of our construction operations were carried out in the Niger River Delta. This expertise is applicable in wetland regions elsewhere and can provide a competitive advantage for projects in such venues as south Louisiana, where we expect to see additional work opportunities.

Fabrication. Fabrication services can be a more efficient means of delivering engineered, major process or production equipment with improved schedule certainty and quality. We provide fabrication services and are capable of fabricating such diverse deliverables as process modules, subsea templates, flare piles and tips and offshore jackets and decks. Also, Willbros MSI Canada Inc. (“Willbros MSI”) purchased in 2006 an additional 90,000 square foot fabrication facility in Edmonton, Alberta. This facility has expanded Willbros MSI fabrication capability to provide process modules to the burgeoning heavy oil market in northern Alberta. Including the new facility in Edmonton, Willbros MSI currently operates three fabrication facilities in Ft. McMurray and Edmonton, Alberta, Canada.

Station Construction. Oil and gas companies require various facilities in the course of producing, processing, storing and moving oil and gas. We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. We can provide a full range of services for the engineering, design, procurement and construction of processing, pumping, compression, and metering facilities. We are capable of building such facilities onshore, offshore in shallow water or in swamp locations. The construction of station facilities, while not as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options, and in countries where the importation process is difficult. Our capabilities have been enhanced by our experience in dealing with such challenges in numerous countries around the world.

EPC Services

Engineering, procurement and construction (EPC) projects can often yield higher profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. In performing EPC contracts, we participate in numerous aspects of a project. We are therefore able to determine the most efficient design, permitting, procurement and construction sequence for a project in connection with making engineering and constructability decisions. EPC contracts enable us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects, at the same time optimizing the overall project solution and execution. While EPC contracts carry lower margins for the procurement component, which can be a significant portion of the total contract value, we believe the increased control over all aspects of the project, coupled with higher margins for engineering and construction portions, makes these types of contracts attractive to us. We intend to capitalize on being one of the few pipeline engineering, construction and EPC services companies worldwide with the ability to provide the full range of EPC services in order to capture more of this business.

Specialty Services

We utilize the skill sets and resources from our engineering, construction and EPC services to provide a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines. Frequently, such services require the utilization of specialized equipment, which is costly and requires operating expertise. Due to the initial equipment cost and operating expertise required, many client companies hire us to perform these services. We own and operate a variety of specialized equipment that is used to support construction projects and to provide a wide range of oilfield services. We provide the following primary types of specialty services:

•	Transport of dry and liquid cargo;

•	Pipe double-jointing;

•	Rig moves; and

•	Maintenance and repair services.

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

In our International segment in 1998, through our Venezuelan subsidiary, we took a 10 percent equity interest in a joint venture which was awarded a 16-year contract to operate, maintain and refurbish water injection facilities on Lake Maracaibo in Venezuela. This interest was sold in 2006.

Geographic Regions

The Company has operated worldwide but has focused its operations in recent years on certain markets in North America, South America, West Africa and the Middle East. Our continuing operations contract revenue for 2006, 2005 and 2004 for the United States & Canada and International operating segments are shown in the following table.

	Year Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Contract Revenue
United States & Canada	$474,045	87.3%	$269,006	91.3%	$171,578	62.9%
International	69,214	12.7	25,473	8.7	101,216	37.1

Total	$543,259	100.0%	$294,479	100.0%	$272,794	100.0%

United States & Canada

United States

We have provided services to the U.S. oil and gas industry for more than 90 years. We believe that the United States will continue to be an important market for our services. Market conditions for the short-term showed improvement in 2006 and are expected to show more improvement in 2007, as many of the energy transportation companies improve their financial condition and focus on core businesses. To improve their liquidity, some of our traditional clients sold pipeline assets, in some cases, to new industry participants. These new owners are beginning to develop and implement their capital budgets for these newly acquired assets, as they have completed their evaluation of the newly acquired assets and are finalizing their strategies for maximizing the return on their investments in these assets. Deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which we expect will result in continued demand for our services in the mid to long-term. The demand for natural gas for industrial and power usage in the United States should increase the demand for additional new natural gas transportation infrastructure. We anticipate that additional supply to satisfy such market demand for natural gas will come from existing and new production in the North Slope of Alaska, the Rocky Mountain region, the Gulf of Mexico, and newly proposed and permitted liquefied natural gas (“LNG”) regasification terminals along the Gulf Coast. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs. We are recognized as an industry leader in the United States for providing project management, engineering, procurement and construction services. We maintain a staff of experienced management, construction, engineering and support personnel in the United States. We provide these services through engineering offices located in Tulsa, Oklahoma and Salt Lake City (Murray), Utah. Construction operations based in Houston, Texas provide the majority of construction services in the United States.

We have also provided significant engineering services to U.S. government agencies during the past 24 years, particularly in fuel storage and distribution systems and aircraft fueling facilities.

Canada

Prevailing oil and gas prices at higher than historical averages have increased industry interest, investment and development in the oil sands region of northern Alberta, Canada, where industry estimates expect over C$100 billion to have been invested by the end of 2015. New process plant developments offer prospective fabrication and installation work as well as maintenance opportunities, and the anticipated increase in crude oil volumes to be shipped to markets in the United States and Asia has resulted in proposals for several major crude oil export pipelines from this region. The need for additional process fuel for the oil sands also is driving the development of new pipeline infrastructure from the Mackenzie Delta region. Construction, fabrication and maintenance services in Canada are provided primarily through facilities and resources located in Ft. McMurray and Edmonton, Alberta. In early 2005, Willbros MSI purchased a 90,000 square foot fabrication facility in the Edmonton, Alberta area. This facility has expanded Willbros MSI’s fabrication capability to provide process modules to the burgeoning heavy oil market in northern Alberta. In 2006 we were awarded a major construction project in the Ft. McMurray area, valued in excess of $50 million, and we are expanding our experience and capability for such assignments.

International

Middle East

Hostilities in the Middle East continued during 2006 and the short-term outlook for projects in the region remained very limited. However, we continue to believe that increased exploration and production activity in the Middle East will be the primary factor influencing the construction of new energy transportation systems in the region. The majority of future transportation projects in the region are expected to be centered around natural gas due to increased regional demand, governments’ recognition of gas as an important asset and an underdeveloped gas transportation infrastructure throughout the region. In April 2003, we were awarded an EPC contract for a natural gas pipeline system in Oman and completed that project in 2004. In October 2003, we were awarded work as a subcontractor to repair damaged pipelines in northern Iraq. This work was completed in late 2004. Projects delayed in the region by uncertainty associated with the hostilities in Iraq are now being tendered and awarded. We believe the Middle East in general will present opportunities to provide an increased level of services through 2007 and into 2008.

Our operations in the Middle East date back to 1948. We have worked in most of the countries in the region, with particularly heavy involvement in Kuwait, Oman and Saudi Arabia. Currently, we have ongoing operations in Oman, where we have been active continuously for more than 40 years. We maintain a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offer construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to our clients. In 2004, we were awarded a new five-year contract by Oman LNG for general maintenance services. We believe our presence in Oman and our experience there and in other Middle Eastern countries will enable us to successfully win and perform projects in this region. We have evaluated the opportunities in the Middle East and determined that we should focus our efforts on continued development of our operations in Oman and the extension of that expertise and capability into the market in Saudi Arabia, where we have a joint venture relationship with the foremost provider of services to Saudi Aramco.

Africa

Africa has been an important strategic market for us and may remain so despite our decision to exit Nigeria in 2006. There are large, potentially exploitable reserves of natural gas in North Africa. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. Currently, we are monitoring or bidding on major work prospects in Algeria, Libya, and Tunisia.

Over the past 50 years, we have completed major projects in a number of African countries including Algeria, Cameroon, Chad, Egypt, Gabon, Ivory Coast, Libya, Morocco and Nigeria. We have management staff in our organization and engineers, managers and craftsmen with extensive African experience, who are capable of providing engineering, construction and EPC expertise, fabrication services, repair and maintenance services. Strong local relationships have enabled us to satisfy the varied needs of our clientele in this region.

In February 2007 we sold our interests in Nigeria.

South America

We have been active in South America since 1939. The medium to long-term market outlook has not changed, but in the short-term, the markets in Bolivia, Ecuador and Venezuela have been disrupted by a populist political agenda and its emphasis on state control of natural resources and energy projects. The political situations in Bolivia, Ecuador and Venezuela remain uncertain and projects in these countries continue to be delayed. Because the governments of these countries continue to pursue agenda which include nationalization and/or renegotiation of contracts with foreign investors, Willbros views these markets as having limited opportunities in the near term.

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

In 2006 we sold our business interests in Venezuela and our 10 percent interest in a joint venture there.

Backlog

In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but, rather, on capturing quality backlog with margins commensurate with the risks associated with a given project.

Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2006, backlog for continuing operations was

$602.3 million compared to $240.4 million on a comparable basis at December 31, 2005. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. We expect that approximately $461.8 million or about 77 percent, of our existing backlog at December 31, 2006, will be recognized in revenue during 2007. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. At the end of 2006, we believe we have an extraordinary amount of work for 2007 already under contract. Additionally, due to the short duration of many jobs, revenue associated with jobs awarded and performed within a reporting period will not be reflected in quarterly backlog reports. We expect the amount of such revenue to be less than in previous years due to the high expected utilization rate for our resources in 2007. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

The following table shows our backlog by operating segment and geographic region as of December 31, 2006 and 2005:

	2006		2005
	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Backlog
United States & Canada
United States	$387,866	64%	$36,242	15%
Canada	177,542	30	156,935	65

	565,408	94	193,177	80
International
Middle East	36,864	6	47,196	20

Total, continuing operations	602,272	100%	240,373	100%

Discontinued operations	406,780		575,982

Total backlog	$1,009,052		$816,355

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

Primary competitors for engineering services include:

•	Alliance Engineering;

•	Bechtel;

•	Worley Parsons;

•	Fluor;

•	Gulf Interstate;

•	Jacobs Engineering;

•	KBR;

•	Mustang Engineering;

•	Paragon Engineering;

•	Snamprogetti;

•	Technip;

•	Trigon EPC; and

•	Universal Ensco.

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

Contract Provisions and Subcontracting

Most of our revenue is derived from engineering, construction, and EPC contracts. The majority of our contracts fall into the following basic categories:

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

•

cost plus fixed fee contracts, common with U.S. government entities and agencies under which income is earned solely from the fee received. Cost plus fixed fee contracts are often used for material procurement services; and

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

All U.S. government contracts and many of our other contracts provide for termination of the contract for the convenience of the client. In addition, some contracts are subject to certain completion schedule requirements that require us to pay liquidated damages in the event schedules are not met as the result of circumstances within our control.

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

Employees

At December 31, 2006, we employed directly a multi-national work force of approximately 4,156 persons, of which approximately 72 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 3,972 over the past five years. The minimum employment during that period has been 3,282 and the maximum was 4,870. At December 31, 2006, approximately 24 percent of our employees, all in Nigeria, were covered by collective bargaining agreements which are in dispute. We believe relations with our remaining employees are satisfactory.

The following table sets forth the location of employees by work countries as of December 31, 2006:

	Number of Employees	Percent
U.S. Construction	865	20.8%
U.S. Engineering	351	8.5
U.S. Administration	215	5.2
Canada	453	10.9
Oman	1,269	30.5
International	4	0.1
Nigeria (discontinued operations)	999	24.0

Total	4,156	100%

Equipment

We own, lease, and maintain a fleet of generally standardized construction, transportation and support equipment. In 2006 and 2005, expenditures for capital equipment were $12.3 million and $25.1 million, respectively. At December 31, 2006, the net book value of our property, plant, equipment was $65.3 million.

Historically, we have elected to own rather than rent equipment to ensure the required equipment is available as needed. We believe this has resulted in lower equipment costs. We are constantly evaluating the availability of equipment and in the past two years have leased equipment to ensure its availability to support projects. The increasing demand for construction equipment in North America and our improved liquidity have caused us to reevaluate our approach to securing necessary equipment and we currently believe that ownership of certain components of the equipment fleet may be more cost effective. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time. All equipment is subject to scheduled maintenance to maximize fleet readiness. We have maintenance facilities at Azaiba, Oman; Channelview, Texas; Ft. McMurray, Alberta, Canada; Houston, Texas, and Port Harcourt, Nigeria, as well as temporary site facilities on major jobs to minimize downtime. In 2006, we made the decision to consolidate our equipment yards and equipment maintenance activities in the United Sates and have placed the Channelview facility up for sale. The Port Harcourt facility is included in the Nigeria interests which were sold in February 2007.

Facilities

In Channelview, Texas, near Houston, we own a 20-acre equipment and maintenance facility, which includes an office and maintenance shop building. In Houston, we own a 10-acre equipment yard and maintenance facility which includes an 8,500 square foot maintenance/warehouse building and an office building totaling approximately 8,200 square feet. Also, in Tulsa, Oklahoma we own a 100,000 square foot office building. In Canada, we own three fabrication facilities, totaling over 110,000 square feet, in Edmonton and Ft. Mc Murray, Alberta. At December 31, 2006, we leased all other facilities used in our operations, including corporate offices in Panama; administrative, procurement and engineering offices in Houston, Texas; Salt Lake City (Murray), Utah and various office facilities, equipment sites and expatriate housing units in the United States, Canada, and Oman. Rent expense for these facilities was $2.7 million in 2006 and $2.3 million in 2005.

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

We may continue to experience losses associated with our prior activities in Nigeria.

In February 2007, we completed the sale of our Nigeria operations. We may continue to experience losses or incur expenses subsequent to the sale and disposition of our operations. In particular:

•

We have issued parent company guarantees to our clients in connection with the performance of our Nigeria contracts. Although the buyer will now be responsible for completing these projects, our guarantees will remain in force until the projects are completed. The buyer has entered into an Indemnity Agreement pursuant to which the buyer and its parent company are obligated to indemnify us for any losses we incur on these guarantees. However, we can provide no assurance that we will be successful in enforcing our rights under the Indemnity Agreement. The guarantees include five projects under which we estimate that, at December 31, 2006, there was aggregate remaining contract revenue, excluding any additional claim revenue, of approximately $374.8 million, and aggregate cost to complete of approximately $316.0 million. At December 31, 2006, we estimated that only one of the contracts covered by the guarantees was in a loss position and had accrued for such loss in the amount of approximately $33.2 million on our December 31, 2006 balance sheet. If we are required to resume operations in Nigeria under our performance guarantees and are unable to enforce our rights under the Indemnity Agreement, we may experience losses and those losses could exceed the amount accrued at December 31, 2006, including losses that we could incur in completing projects that were not considered to be in a loss position as of December 31, 2006, due to additional expenses associated with the start-up and redeployment of our equipment or personnel or a further deterioration of the already challenging operating environment in Nigeria.

•

Although our current activities in Nigeria are confined to providing transition services to the new owner, we may find it difficult to provide those services to the buyer if we experience high levels of employee turnover or for other reasons. If we are unable to provide adequate transition services or if the buyer is otherwise unable to perform under our contracts that were in effect as of the closing date, we may be required to perform under our parent company guarantees discussed above.

•

As of the February 2007 closing date, approximately $22.6 million of letters of credit had been issued and were still outstanding on our behalf to our clients to secure our performance under various Nigeria projects. Pursuant to our agreement with the buyer, Intercontinental Bank Plc issued five irrevocable unconditional backstop standby letters of credit in the same total amount to provide indemnification to us for the outstanding letters of credit issued on our behalf which remain in effect. We can provide no assurance that, if any letters of credit are drawn upon by our former clients, we will be able to fully indemnify ourselves by successfully drawing upon our backstop letters of credit.

•	We may experience difficulty redeploying certain equipment to our continuing operations that we previously leased for our Nigeria projects and that was not conveyed to the buyer at closing.

•

The purchase price will be adjusted subsequent to the closing to reflect our subsidiary’s working capital as of the closing date. Due to the many variables affecting our contracts and commercial negotiations in Nigeria, the final adjustments may not be determined for several months. We can provide no assurance that the adjustment will not be substantial.

•

The share purchase agreement provides that we are required to indemnify the buyer in the event that we breach certain representations, warranties and covenants that we made to the buyer. Our liability for breaches of representations, warranties and covenants is limited to 10 percent of the purchase price, or $15.5 million.

•

A portion of the purchase price ($5.5 million) was paid in the form of a promissory note, of which $2.6 million remains outstanding. Although the note is secured by a corporate guarantee of the buyer’s parent company, we can provide no assurance that we will be able to collect the remainder of the purchase price.

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

•	Mr. Tillery may have acquiesced to, or approved a prior commitment by another to make an improper future payment in Mexico.

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

We have voluntarily reported the results of our investigations to both the United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”). We have also voluntarily reported the potentially improper facilitation and export activities to the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”), and to the DOJ and to the SEC. OFAC has commenced an investigation of the reported facilitation and export activities. The SEC and the DOJ are each conducting their own investigations of other actions taken by the Company and its employees and representatives that may constitute violations of U.S. law. We are cooperating fully with all such investigations. If the Company or one of its subsidiaries is found to have violated the U.S. securities laws (including the FCPA), that entity could be subject to civil penalties of up to $650,000 per violation, and criminal penalties of up to the greater of $2 million per violation or twice the gross pecuniary gain resulting from the improper conduct and other sanctions. If the Company or one of its subsidiaries is found to have violated U.S. trade sanctions or U.S. export restrictions that entity could be subject to civil penalties of up to $11,000 per violation and criminal penalties of up to $250,000 per violation. In each case there could be multiple violations. The Company and its subsidiaries could also be barred from participating in future U.S. government contracts and from participating in certain U.S. export transactions. It is also possible that governmental agencies could require that we enter into a criminal plea agreement or a deferred prosecution agreement which could include fines, penalties, monitoring arrangements and other sanctions. There may be other penalties that could apply under other U.S. laws or the laws of foreign jurisdictions. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company’s exposure to civil or criminal fines or penalties, or other regulatory action which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Although we have completed the sale of our operations in Nigeria, our international business operations may continue to include projects in countries where corruption is prevalent. Since the anti-bribery restrictions of the FCPA make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantage, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.

Our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, December 31, 2005 and December 31, 2006 because of the existence of material weaknesses in our internal control over financial reporting. We believe that our remaining material weaknesses were eliminated in February 2007 as a result of the sale of our Nigeria assets and operations. However, our inability to remediate these material weaknesses prior to February 2007, or any control deficiencies that we may discover in the future, could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.

As disclosed in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K for 2004 and 2005, management’s assessment of our internal controls over financial reporting identified several material weaknesses. These material weaknesses led to the restatement of our previously issued consolidated financial statements for fiscal years 2002 and 2003 and the first three quarters of 2004. We made progress in executing our remediation plans during 2005 and 2006, however, as of December 31, 2006, management concluded that we did not maintain effective internal control over financial reporting due to the following remaining material weaknesses in internal controls:

•

Nigeria Accounting: During the fourth quarter of 2006, we determined that a material weakness in our internal control over financial reporting exists related to the Company’s management control environment over the accounting for our Nigeria operations. This weakness in management control led to the inability to adequately perform various control functions including supervision over and consistency of: inventory management; petty cash disbursements; accounts payable disbursement approvals; account reconciliations; and review of timekeeping records. This material weakness resulted primarily from our inability to maintain a consistent and stable internal control environment over our Nigeria operations in the fourth quarter of 2006.

•

Nigeria Project Controls—Estimate to Complete: A material weakness existed related to controls over the Nigeria project reporting. This weakness existed throughout 2006 and is a continuation of a material weakness reported in our 2005 Form 10-K. The weakness primarily impacted one large Nigeria project with a total contract value of approximately $165 million, for which cost estimates were not updated timely in the fourth quarter of 2006 due to insufficient measures being taken to independently verify and update reliable cost estimates. This material weakness specifically resulted in material changes to revenue and cost of sales during the preparation of our year-end financial statements by our accounting staff prior to the issuance of the financial statements.

In 2006, our efforts to strengthen our control environment and correct the material weakness in company level controls over the financial statement close process included:

•	reviewing and monitoring the accounting department structure and organization, both in terms of size and expertise;

•	hiring additional senior accounting personnel at the corporate administrative offices;

•	increasing our supervision of accounting personnel;

•	recruiting candidates in order to expeditiously fill vacancies in our accounting, finance, and project management functions; and

•	developing documentation and consistent execution of controls over our financial statement close process.

Our efforts during 2006 to improve our control environment in response to the weakness in construction contract management identified at December 31, 2005 included:

•

initiating efforts to expand operations and accounting supervisory controls over consistency of the project reporting process and documentation for Nigeria contracts through the addition of supervisory personnel; and

•	developing more standardized documentation related to project management reporting and management review processes.

We believe that our remaining material weaknesses were eliminated in February 2007 upon the sale of our Nigeria assets and operations. However, our inability to remediate these material weaknesses prior to February 2007, and any other control deficiencies we identify in the future, could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports or have a material adverse affect on our ability to operate our business or access sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls or fraud, even effective internal control over financial reporting may not prevent or detect all misstatements.

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

Our new bonding facility to provide surety bonds on a case-by-case basis for projects in North America requires that we post backstop letters of credit for a percentage of the bond which is acceptable to insurer. We are currently negotiating with our bonding company to eliminate the requirement to provide backstop letters of credit, but we can provide no assurance that we will be successful in removing this requirement. If we are unable to obtain surety bonds, or if the cost of obtaining surety bonds is prohibitive, our ability to bid some projects may be adversely affected, in the event other forms of performance guarantees such as letters of credit or parent guarantees are deemed insufficient or unacceptable. In addition, the requirement that we post backstop letters of credit until such time as the bonded projects are substantially completed reduces the amount of funds available to us under our credit facility for other corporate purposes.

Our significant international operations are subject to political and economic risks of developing countries.

Although we recently sold our operations in Nigeria and Venezuela we have substantial operations in the Middle East (Oman) and anticipate that a significant portion of our contract revenues will be derived from, and a significant portion of our long-lived assets will be located in, developing countries.

Conducting operations in developing countries presents significant commercial challenges for our business. A disruption of activities, or loss of use of the equipment or installations, at any location in which we have significant assets or operations could have a material adverse effect on our financial condition and results of operations. Accordingly, we are subject to risks which ordinarily would not be expected to exist to the same extent in the United States, Canada, Japan or Western Europe. Some of these risks include:

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

These risks may result in a material adverse effect on our results of operations.

We may be adversely affected by a concentration of business in a particular country.

Due to a limited number of major projects worldwide, we expect to have a substantial portion of our resources dedicated to projects located in a few countries. Therefore, our results of operations are susceptible to adverse events beyond our control that may occur in a particular country in which our business may be concentrated at that time. Economic downturns in such countries could also have an adverse impact on our operations.

Our business is dependent on a limited number of key clients.

We operate primarily in the oil, gas and power industries, providing construction, engineering and facilities development and operations services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. Our 10 largest clients were responsible for 61 percent of our revenue in 2006 (73 percent in 2005 and 64 percent in 2004).

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

Terrorist attacks, war or risk of war may adversely affect our results of operations, our ability to raise capital or secure insurance or our future growth.

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

Our business operations include pipeline construction, dredging, fabrication, pipeline rehabilitation services, marine support services and the operation of vessels and heavy equipment. These operations involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions and operator or navigational error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment and suspension of operations. In locations where we perform work with equipment that is owned by others, our continued use of the equipment can be subject to unexpected or arbitrary interruption or termination. The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third parties.

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

If any income earned, currently or historically, by Willbros Group, Inc. or its non-U.S. subsidiaries from operations outside the United States constituted income effectively connected with a United States trade or business, and as a result became taxable in the United States, our consolidated operating results could be materially and adversely affected.

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

Our stockholder rights plan and provisions of our articles of incorporation and by-laws may discourage unsolicited takeover proposals or make it more difficult for a third party to acquire us, which may adversely affect the price that investors might be willing to pay for our common stock. For example, our articles of incorporation and by-laws:

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

We also have a stockholder rights plan which gives holders of our common stock the right to purchase additional shares of our capital stock if a potential acquirer purchases or announces a tender or exchange offer to purchase 15 percent or more of our outstanding common stock. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, or the perception that these sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

We recently sold common stock, warrants and convertible notes, and our outstanding warrants and convertible notes may lead to further dilution of our issued and outstanding stock.

In October 2006, we sold 3,722,360 shares of our common stock and warrants to purchase an additional 558,354 shares. The recent issuance of warrants and the prior issuance of $70.0 million in aggregate principal amount of 2.75% Convertible Senior Notes due 2024 and $84.5 million of 6.5% Senior Convertible Notes may cause a significant increase in the number of shares of common stock currently outstanding. Moreover, in August 2006, our stockholders approved an increase in our authorized shares of common stock from 35 million to 70 million. The issuance of additional common stock or securities convertible into our common stock would result in further dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, 1 million shares of Class A preferred stock, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such Class A preferred stock, but reserves the right to do so in the future.

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

On May 16, 2005, Willbros announced that it had substantially completed its investigation. The investigation revealed information indicating that Mr. Tillery, and others who directly or indirectly reported to him, engaged in a pattern of activity over a number of years that was and is specifically contrary to established Willbros policies and possibly the laws of several countries, including the United States. A description of the activities carried out by Mr. Tillery and others that may have damaged Willbros, or that may cause such damage in the future, is provided in the risk factor entitled “The actions of Mr. Tillery and others have harmed the Company and may harm the Company in the future” set forth in Item 1A of this Annual Report on Form 10-K.

The DOJ continues to investigate violations of the FCPA and other applicable U.S. laws.

The SEC continues to conduct a formal non-public investigation into whether the Company and others may have violated various provisions of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”).

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

For a further discussion of the potential adverse impact on our business, financial condition and results of operations related to these investigations, see the risk factor contained in Item 1A of this Annual Report on Form 10-K entitled “Governmental investigations into the activities of the Company, J. Kenneth Tillery, the former President of our principal international subsidiary, and other current and former employees of the Company could adversely affect us.”

On May 18, 2005 a securities class-action lawsuit, captioned Legion Partners, LLP v. Willbros Group, Inc. et al., was filed in the United States District Court for the Southern District of Texas against the Company and certain of its present and former officers and directors. Thereafter, three nearly identical lawsuits were filed. Plaintiffs purport to represent a class composed of all persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive. These complaints generally allege violations by the defendants of Section 10(b) of the Exchange Act, Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act and allege, among other things, that defendants made false or misleading statements of material fact about the Company’s financial statements. The plaintiffs sought unspecified monetary damages and other relief. On October 17, 2005, the Court ordered these actions consolidated and appointed ADAR Investments, LLC as Lead Plaintiff and Bernstein Liebhard & Lifshitz of New York as Lead Plaintiff’s counsel. As ordered by the Court, the plaintiff filed a consolidated amended complaint on January 9, 2006. The Consolidated Amended Complaint alleged that WGI and certain of its present and former officers and directors, including Michael Curran, Warren Williams, and J. Kenneth Tillery, violated the Securities Exchange Act of 1934 through a series of false and misleading statements and a “scheme to defraud.” The alleged misrepresentations and scheme to defraud related to the activities of Mr. Tillery in Nigeria and Bolivia, certain alleged accounting errors, the restatement of past financial results, and alleged Foreign Corrupt Practices Act violations. The plaintiffs seek to recover damages on behalf of all purchasers of WGI common stock during the purported class period. The complaint sought unspecified monetary damages and other relief. WGI filed a motion to dismiss the complaint but in August 2006, before the motion was considered by the Court, WGI reached a settlement in principle with the Lead Plaintiff and the parties signed a Memorandum of Understanding (“Settlement”). The Settlement provides for a payment of $10.5 million to resolve all claims against all defendants. The full settlement amount is escrowed and is funded by WGI’s insurance carriers and as part of WGI’s agreement with it insurers, also provides for payment of WGI’s attorneys fees. Following limited confirmatory discovery by Plaintiffs and notice to the purported class, none of the Plaintiffs elected to opt out of the settlement, which was approved by the Court on February 15, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2006 through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	HIGH	LOW
2005:
First Quarter	$24.52	$18.68
Second Quarter	20.66	10.15
Third Quarter	17.80	14.14
Fourth Quarter	17.73	14.13
2006:
First Quarter	$21.23	$14.46
Second Quarter	24.53	17.38
Third Quarter	19.47	15.00
Fourth Quarter	19.93	14.00

Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of February 9, 2007, our common stock was held by 98 holders of record and an estimated 8,400 beneficial owners.

Dividend Policy

Since 1991, we have not paid any cash dividends on our capital stock, except dividends in 1996 on our outstanding shares of preferred stock, which were converted into shares of common stock on July 15, 1996. We anticipate that we will retain earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Our senior secured credit facility prohibits us from paying cash dividends on our common stock.

Issuer Purchases of Equity Securities

The following table provides information about purchases of our common stock by us during the fourth quarter of 2006:

Period	(a) Total Number Of Shares Purchased(1)	(b) Average Price Paid Per Share(2)	(c) Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2006—October 31, 2006	—	$—	—	—
November 1, 2006—November 30, 2006	7,141	15.03	—	—
December 1, 2006—December 31, 2006	4,787	18.85	—	—

Total	11,928	$16.57	—	—

(1)	Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.
(2)	The price paid per common share represents the closing sales price of a share of our common stock as reported by the New York Stock Exchange on the day that the stock was acquired by us.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005(1)	2004(1)	2003(1)(2)	2002(1)(2)(3)
Statement of Operations Data:
Contract revenue	$543,259	$294,479	$272,794	$271,021	$462,855
Operating expense:
Contract cost	489,494	266,072	222,357	250,103	391,631
Depreciation and amortization	12,430	11,688	9,776	9,878	11,472
General and administrative	53,366	42,350	32,525	28,294	26,307

Operating income (loss)	(12,031)	(25,631)	8,136	(17,254)	33,445
Net interest expense	(8,265)	(3,904)	(2,480)	(518)	(1,101)
Other income (expense)	569	742	(387)	(965)	(470)

Income (loss) from continuing operations before income taxes	(19,727)	(28,793)	5,269	(18,737)	31,874
Provision (benefit) for income taxes	2,308	1,668	(1,027)	(8,726)	2,502

Net income (loss) from continuing operations	(22,035)	(30,461)	6,296	(10,011)	29,372
Loss from discontinued operations net of provision for income taxes	(83,402)	(8,319)	(27,111)	(906)	(4,466)

Net income (loss)	$(105,437)	$(38,780)	$(20,815)	$(10,917)	$24,906

Basic income (loss) per share:
Continuing operations	$(0.98)	$(1.43)	$0.30	$(0.49)	$1.61
Discontinued operations	(3.72)	(0.39)	(1.29)	(0.04)	(0.25)

Net income (loss)	$(4.70)	$(1.82)	$(0.99)	$(0.53)	$1.36

Diluted income (loss) per share:
Continuing operations	$(0.98)	$(1.43)	$0.30	$(0.49)	$1.57
Discontinued operations	(3.72)	(0.39)	(1.29)	(0.04)	(0.24)

Net income (loss)	$(4.70)	$(1.82)	$(0.99)	$(0.53)	$1.33

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(103,352)	$(37,117)	$37,410	$(15,209)	$23,059
Investing activities	33,373	(36,964)	(36,751)	(32,589)	(23,998)
Financing activities	51,550	56,830	54,362	17,794	33,100
Effect of exchange rate changes	139	17	(829)	631	52
Other Data (excluding discontinued operations):
EBITDA(4)	$968	$(13,201)	$17,525	$(8,341)	$44,447
Capital expenditures, excluding acquisitions	$12,264	$25,111	$15,733	$9,975	$16,144
Backlog (at period end)(5)	$602,272	$240,373	$73,343	$151,074	$125,608
Number of employees (at period end)(6)	4,156	2,519	1,381	1,478	3,140
Balance Sheet Data (at period end):
Cash and cash equivalents	$37,643	$55,933	$73,167	$18,975	$48,348
Working capital	170,825	204,960	108,643	83,728	92,640
Total assets	588,254	498,885	417,110	304,694	295,035
Total liabilities	490,323	353,651	237,066	110,167	92,418
Total debt	166,152	138,020	73,495	18,322	1,171
Stockholders’ equity	97,931	145,234	180,044	194,527	202,617

(1)	These amounts have been changed retrospectively to reflect the classification of discontinued operations as filed in the Form 8-K on December 12, 2006.
(2)	These amounts are presented as restated in the 2004 Form 10-K.
(3)	We acquired Mt. West Group, comprised of four companies providing design-build services to the western U.S. energy industry, on October 23, 2002. Accordingly, its results of operations since that date are consolidated with our results of operations.
(4)	EBITDA from continuing operations represents earnings from continuing operations before net interest, income taxes, depreciation and amortization. EBITDA from continuing operations is not intended to represent cash flows for the respective period, nor has it been presented as an alternative to operating income from continuing operations as an indicator of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements included elsewhere in this Form 10-K. EBITDA from continuing operations is included in this Form 10-K because it is one of the measures through which we assess our financial performance. EBITDA from continuing operations as presented may not be comparable to other similarly titled measures used by other companies. A reconciliation of EBITDA from continuing operations to GAAP financial information is provided in the table below.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Reconciliation of non-GAAP financial measure:
Net income (loss) from continuing operations	$(22,035)	$(30,461)	$6,296	$(10,011)	$29,372
Interest, net	8,265	3,904	2,480	518	1,101
Provision (benefit) for income taxes	2,308	1,668	(1,027)	(8,726)	2,502
Depreciation and amortization	12,430	11,688	9,776	9,878	11,472

EBITDA from continuing operations	$968	$(13,201)	$17,525	$(8,341)	$44,447

(5)	Backlog is anticipated contract revenue from uncompleted portions of existing contracts and contracts whose award is reasonably assured.
(6)	Includes employees of joint ventures in 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share and per share amounts or unless otherwise noted)

The following discussion should be read in conjunction with the consolidated financial statements for the years ended December 31, 2006, 2005, and 2004, included in Item 8 of this Form 10-K.

OVERVIEW

2006 General

We derive our revenue from engineering; construction; and engineering, procurement and construction (“EPC”) services provided to the oil, gas and power industries and government entities. Through the Company and our predecessors, we have provided services to customers in over 55 countries for almost 100 years. During 2006, we generated revenue from continuing operations primarily in the United States, Canada, and Oman. We obtain our work through competitive bidding and through negotiations with prospective clients. Contract values may range from a few thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

Our strategy is to deploy our resources in markets for our engineering, construction and EPC services that can provide the highest risk adjusted return, while maintaining a balanced backlog with respect to commercial and political risks and market presence. Our overall strategy has not changed; however, as the fundamental drivers in different markets around the world change, our tactical approach is continuously adjusted and refined. Because of our ongoing evaluation of the Company’s operations and markets, we are employing a new set of tactics to optimize the risk adjusted returns we seek. In late June 2006, this evaluation process resulted in our decision to sell our operations in Nigeria, joining Venezuela and the TXP-4 Plant as the Company’s discontinued operations (“Discontinued Operations”). We concluded that the operating and commercial risks associated with doing business in Nigeria have exceeded our acceptable risk levels.

On February 7, 2007, we sold our Nigeria operations through a share purchase agreement for a total consideration of $155,250. Under the terms of the share purchase agreement with Ascot Offshore Nigeria Limited (“Ascot”), a Nigerian energy services company, we received $150,000 in cash with a $5,250 note for the balance of the purchase price for the shares of WG Nigeria Holdings Limited, the holding company which owns the operating and equipment companies supporting our activities in Nigeria. On February 12, 2007, we received $2,625 as partial payment on the note which is due and payable no later than August 1, 2007. The final net proceeds to the Company are subject to post-closing working capital and other adjustments. Due to the many variables affecting the Company’s contracts and commercial negotiations in Nigeria, the final adjustments may not be determined for several months, and those adjustments may be substantial, but are not expected to result in the recognition of a loss on this sale. In conjunction with this transaction, we purchased certain minority interests at a total cost of $10,500.

The sale of our Venezuela operations was completed during the fourth quarter of 2006. The sale of the TXP-4 Plant in Opal, Wyoming, was completed in the first quarter of 2006. Therefore, included in discontinued operations are the financial results of the operations of the TXP-4 Plant and the Nigeria and Venezuela operations (collectively the “Discontinued Operations”). See Note 2—Discontinuance of Operations and Asset Disposal in the Notes to Consolidated Financial Statements included in Item 8 in the Form 10-K for additional information on Discontinued Operations.

With our exit from Nigeria and Latin America, we can now refocus our attention and resources to North America and a few other selected international markets. We also expect to benefit from additional cost savings which we can realize through a more opportunistic approach to our international business currently operating from our base in Oman where we are well positioned for project work in the Middle East and North Africa.

We believe the fundamentals supporting the demand for engineering, construction and EPC services for the energy industry, particularly for pipeline services in North America, will continue to be strong for the next two to five years. Many positive developments reinforce our view. Capital spending for the exploration and production sector of the energy industry is expected to exceed $300 billion in 2007; this is a 9 percent increase over 2006. Even with lower forecasted crude oil prices, the oil sands region of western Canada forecasted capital expenditures on new bitumen production and processing facilities are expected to exceed C$100 billion through 2015, as production levels are increased from approximately one million barrels per day presently to more than three million barrels per day in 2015. In the United States, new gas production in the Rocky Mountain region has generated plans for gas pipelines to the West, Midwest and East Coast. Liquefied natural gas is also expected to bring more opportunities to Willbros, both in North America and in other producing/exporting countries.

The engineering market in North America continues to be capacity constrained. We are selecting and accepting assignments that offer higher margins and better contract terms and position us for EPC assignments. Our engineering operations are currently at capacity, constrained by the availability of qualified personnel. We believe our locations in Tulsa, Oklahoma and Salt Lake City, Utah protect us to some degree from the high turnover of technical employees characteristic in energy centers such as Houston, Texas. We believe this high level of engineering activity has been the precursor to higher levels of construction activity in North America. Our backlog at December 31, 2006 of $602.3 million for continuing operations reflects the growth of work under contract from $240.4 million at December 31, 2005. Our discussions with potential customers and our recent awards regarding pipeline and station construction projects in North America, coupled with the increase in engineering assignments, reinforce our belief that our ability to obtain improved terms and conditions and better pricing will continue in 2007 and 2008. We believe customers recognize the imbalance in the supply and demand for pipeline engineering and construction, and will offer better terms and conditions, resulting in lower risk to us, to control pricing increases for our services.

Demand in the United States and Canada market, led the improvement in backlog from continuing operations in 2006, and we believe the demand there will continue to be strong. We also expect the International market to continue to expand and exhibit strengthening demand as new energy infrastructure developments are contemplated in North Africa and the Middle East, markets of focus for us.

Financing Transactions

Also on October 27, 2006, we concluded two financing transactions that were required to support our expected growth. Willbros USA, Inc., a wholly-owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility (the “2006 Credit Facility”) with a group of lenders led by Calyon New York Branch (“Calyon”). Concurrent with the creation of the 2006 Credit Facility, the predecessor 2004 Credit Facility was terminated and a total of $38,708 of outstanding letters of credit was reissued under the 2006 Credit Facility. At December 31, 2006, the 2006 Credit Facility had availability of $35,455 and is scheduled to expire in October 2009. The Company may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with consent from Calyon. Borrowings have not taken place, nor is it the Company’s intent to use the 2006 Credit Facility for future borrowings. The 2006 Credit Facility was established to provide a source of letters of credit.

Also on October 27, 2006, the Company sold 3,722,360 shares of its common stock in a private placement (the “Private Placement”). The selling price was $14.00 per/share which was a discount of approximately 10 percent based on the Company’s closing stock price of $15.50 on October 24, 2006. Net proceeds after estimated transaction costs were $48,748. Net proceeds will be used for general corporate purposes primarily to support the start-up of several new projects in the United States and Canada.

See Liquidity and Capital Resources below for additional information the 2006 Credit Facility and the Private Placement.

SIGNIFICANT BUSINESS DEVELOPMENTS

During 2006 and through February 2007, we were awarded multiple projects valued at approximately $900,000. Significant project awards announced were as follows:

•

Willbros Engineers, Inc. (“WEI”) executed an EPC contract with Guardian Pipeline, L.L.C. to provide services for the Guardian Expansion and Extension Project. The Guardian Expansion and Extension Project will involve constructing 106 miles of 30-inch and 20-inch natural gas pipeline from the terminus of the existing Guardian Pipeline near Ixonia, Wisconsin, to the Green Bay area. Eight associated meter stations and two 39,000 horsepower compressor stations, one located in Dekalb County, Illinois, and the other in Walworth County, Wisconsin, will also be constructed. WEI’s scope of work currently includes the pipeline and the meter stations.

•

WEI was also awarded an EPC contract by Cheniere Sabine Pass Pipeline Company (“Cheniere”), a wholly-owned subsidiary of Cheniere Energy, Inc. Under the EPC Agreement, which is effective as of February 1, 2006, Willbros will provide Cheniere with services for the management, engineering, material procurement, construction and construction management of the 16-mile, 42-inch pipeline and related facilities to be constructed from Cheniere’s liquefied natural gas terminal being constructed at Sabine Pass to a pipeline interconnect at Johnson’s Bayou, all located in Cameron Parish, Louisiana. WEI and Cheniere are entering into the EPC agreement sufficiently in advance of commencement of physical construction of the pipeline in order to perform detailed engineering and procure materials. Construction is scheduled to commence in April 2007 and to be completed in September 2007.

•

Willbros RPI, Inc., was awarded the installation of 71 miles of 42-inch natural gas pipeline in North Louisiana from CenterPoint Energy. This work consists of the eastern two loops of CenterPoint’s planned 172-mile, 42-inch pipeline from Carthage, Texas to its Perryville Hub in Northeast Louisiana. The project commenced in the fourth quarter of 2006 and completion is scheduled for the second quarter of 2007.

•

The Oman Construction Company (“TOCO”), received a contract to perform additional maintenance activities and small capital projects for Occidental of Oman Inc. The duration of the assignment is expected to span the next 3 to 5 years, with an option to renew for an additional 1 to 2 years.

•

Willbros RPI, Inc., in February 2007 was awarded a contract with Southeast Supply Header, LLC (“SESH”), a joint venture between subsidiaries of Spectra Energy Corp and CenterPoint Energy Inc. (NYSE: CNP), to construct approximately 190 miles of the SESH project, consisting of 42-inch and 36-inch diameter pipeline. SESH will begin near the Perryville Hub in northeast Louisiana and will interconnect with the Gulfstream Natural Gas System, L.L.C. pipeline in Mobile County, Alabama. Construction of the project is anticipated to begin in the fourth quarter of 2007 and to be completed in the summer of 2008.

Financial Summary

For the year ended December 31, 2006, we incurred a net loss from continuing operations of $22,035 or $0.98 per share on revenue of $543,259. This compares to a net loss from continuing operations of $30,461 or $1.43 per share on revenue of $294,479 in 2005.

Our 2006 revenue was up 84.5 percent from 2005, primarily driven by improving market conditions in the United States & Canada business segment. (See Note 12—Segment Information in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding segment reporting). Following are the key components of the increase in revenue:

•	Commencement of work on new engineering and pipeline construction projects in the United States; and

•	Expansion of work relating to maintenance and fabrication contracts in the Canadian oil sands.

Contract income for 2006 increased $25,358 to $53,765 from $28,407 in 2005, and contract margin increased to 9.9 percent in 2006 from 9.6 percent in 2005. Contract income increase was driven primarily by the increase in revenue as margins remained relatively consistent.

General and Administrative (“G&A”) expense increased $11,016 to $53,366 in 2006 from $42,350 in 2005. The increase in G&A not only reflected higher levels of business activity in the United States and Canada but also included severance costs of $6.3 million related to executive management changes and $3.4 million associated with increased costs in outside legal, accounting, auditing and consulting fees.

The Company recognized $2,308 of income tax expense on a loss for continuing operations of $19,727. This was an increase of $640 compared to 2005. Due to expenses of $28,311 occurring in Panama where no tax benefit is obtained, the Company incurred a tax expense on a loss from continuing operations. permanent timing differences in the U.S. also contributed to a higher effective tax rate.

Cash and cash equivalents decreased $18,290 to $37,643 at December 31, 2006, from $55,933 at December 31, 2005. The decrease resulted primarily from the cash consumed in our discontinued operations of $105,354 and capital expenditures of $12,264. The decrease was partially offset by cash generated from continuing operations investing activities of $40,804 and financing activities of $51,550.

Long-term debt increased to $166,152 in 2006 from $138,020 in 2005 primarily due to proceeds from the issuance of $19,500 of 6.5% Notes and an increase in capital lease obligations of $11,217.

Discontinued Operations

As discussed above in “2006 General”, we sold our Nigeria operations on February 7, 2007. The decision to sell our Nigeria Operations was the result of the following:

In Nigeria we continued to see the spread and escalation of hostilities against oil and gas installations and the work forces charged with construction, maintenance and operation of those installations. The attacks by militants directly and indirectly affected the Company on a continuous basis since the hostage taking incident of February 18, 2006. However, since mid-June, the situation in Nigeria worsened, with attacks increasing throughout the country. Additional production operations in the Delta area have been and remain, shut in. These disruptions have had the combined effect of supporting higher oil prices and either frustrating projects or creating a force majeure event for our ongoing projects in Nigeria. In the current work environment, with the Nigeria government and local operating companies unable to provide the security necessary for us to conduct project operations, our project activities were frustrated and we could not expose our personnel on an ongoing basis to the very real and escalating threat posed by these militant and hostile community disturbances. Further, there existed the ongoing possibility that labor unrest could escalate into violence at the Choba facility due to a continuing labor dispute over a new May 2006 labor agreement.

In late September 2006, violence in the Port Harcourt area escalated to the point where we elected to transfer employees out of this area to ensure their continued safety. We subsequently reduced our Choba facility staff to a minimum number required to support a caretaker status. Critical ongoing support functions were shifted to Lagos and other locations outside the Port Harcourt area.

Discontinued Operations reported an $83,402 net loss or $3.72 loss per share for the year ended December 31, 2006. Net loss from Discontinued Operations were almost entirely attributable to our Nigeria operations which reported an $83,773 net loss for 2006. The operating results in Nigeria for 2006 were negatively impacted by schedule delays; increasing costs related to labor, equipment, materials, and security; disputes with clients related to change orders, and the lack of revenue on certain projects due to force majeure. Additionally during the process of selling our Nigeria operations, we incurred costs to protect the value of our franchise in Nigeria by continuing to qualify for future projects and by maintaining a certain level of workforce. During 2006, Discontinued Operations consumed $105,354 of cash in its operating and investing activities primarily due to the net loss generated by the Company’s Nigeria operations.

Additional financial disclosures on Discontinued Operations are provided in Note 2—Discontinuance of Operations and Asset Disposal in the Notes to Consolidated Financial Statements in this Form 10-K.

The remainder of Management’s Discussion and Analysis of Financial Conditions and Results of Operations pertains only to continuing operations unless noted otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue

A number of factors relating to the Company’s business affect the recognition of contract revenue. The Company typically structures contracts as fixed-price, unit-price, time and material or cost plus fixed fee. Revenue from unit-price and time and material contracts is recognized as earned. The Company believes that its operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

Revenue for fixed-price and cost plus fixed fee contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. The Company does not recognize income on a fixed-price contract until the contract is approximately 5 percent to 10 percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

The Company considers unapproved change orders to be contract variations on which the Company has customer approval for scope change, but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. The Company recognizes revenue equal to cost incurred on unapproved changed orders when realization of price approval is probable and the estimated amount is equal to or greater than the Company’s cost related to the unapproved change order. Revenue recognized on unapproved change orders is included in “Contract costs and recognized income not yet billed” on the balance sheet.

Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in the future reporting periods to reflect the changes in estimates or final agreement with customers.

The Company considers claims to be amounts the Company seeks or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.

Income Taxes

The Company accounts for income taxes by the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences of operating loss and tax credit carry forwards and temporary differences between the financial statement carrying values of assets and liabilities and their respective tax basis. The provision or benefit for income taxes and the annual effective tax rate are impacted by income taxes in certain countries being computed based on a deemed income rather than on taxable income and tax holidays on certain international projects.

OTHER FINANCIAL MEASURES

Backlog

In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but, capturing quality backlog with margins commensurate with the risks associated with a given project.

Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2006, total backlog from continuing and discontinued operations was $1,009,052 compared to $816,355 at December 31, 2005. Backlog for continuing operations at December 31, 2006 and 2005 was $602,272 and $240,373, respectively, a 151 percent increase. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. We expect that approximately $461.8 million or about 77 percent, of our existing total backlog at December 31, 2006, will be recognized in revenue during 2007. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in backlog. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

The following table shows our backlog by operating segment and geographic region as of December 31, 2006 and 2005:

	2006		2005
	Amount	Percent	Amount	Percent
Backlog
United States & Canada
United States	$387,866	64%	$36,242	15%
Canada	177,542	30	156,935	65

	565,408	94	193,177	80
International
Middle East	36,864	6	47,196	20

Total, continuing operations	602,272	100%	240,373	100%

Discontinued operations	406,780		575,982

Total backlog	$1,009,052		$816,355

EBITDA from Continuing Operations

We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA from continuing operations for 2006 was $968 as compared to ($13,201) in 2005. The $14,169 increase in EBITDA is primarily the result of increased contract income of $25,358 partially offset by increased G&A expense of $11,016, including severance costs of $6,254.

A reconciliation of EBITDA to GAAP financial information can be found in Item 6 “Selected Financial Data” of this Form 10-K.

RESULTS OF OPERATIONS

Our contract revenue and contract costs are significantly impacted by the capital budgets of our clients and the timing and location of development projects in the oil, gas and power industries worldwide. Contract revenue and cost vary by country from year to year as the result of: (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of demand for our services.

Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations.

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Contract Revenue

Contract revenue increased $248,780 (84.5 percent) to $543,259 due to increases in both the International and United States & Canada segments. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
	2006	2005	Increase	Percent Change
United States & Canada	$474,045	$269,006	$205,039	76.2%
International	69,214	25,473	43,741	171.7%

Total	$543,259	$294,479	$248,780	84.5%

United States & Canada revenue increased $205,039 primarily as a result of increased 2006 business activity for U.S. construction of $61,382, U.S. engineering of $41,530 and Canada of $102,127. The increase in Canada revenue is attributable to $57,011 in new major projects, increased fabrication and maintenance revenue of $29,555 and our new Edmonton modular fabrication facility opened in the fourth quarter of 2005 which generated revenue of approximately $13,828 in 2006, compared to $87 in 2005.

International revenue increased $43,741 primarily due to a significant new project in Oman in 2006 which generated approximately $32,685 in revenue. Additional net revenue increases of $11,056 were primarily the result of additional time and material work.

Contract Income

Contract income increased $25,358 (89.3 percent) to $53,765 in 2006 as compared to 2005. A year-to-year comparison of contract income is as follows:

	Year Ended December 31,
	2006	% of Revenue	2005	% of Revenue	Increase	Percent Change
United States & Canada	$44,594	9.4%	$26,535	9.9%	$18,059	68.1%
International	9,171	13.3%	1,872	7.3%	7,299	389.9%

Total	$53,765	9.9%	$28,407	9.6%	$25,358	89.3%

United States & Canada contract income increased $18,059 in 2006 as compared to 2005 income primarily as a result of previously discussed revenue increases. Higher margins in Canada were partially offset by lower margins in U.S. construction related to increased cost due to a tight labor market, project startup delays and inclement weather on several large construction projects.

International contract income increased $7,299 in 2006 as compared to 2005 primarily due to previously discussed Oman revenue increases as a result of additional projects.

Other Operating Expenses

Depreciation and amortization—increased $742 (6.4 percent) to $12,430 in 2006 from $11,688 in 2005 due to 2006 equipment purchases of $11,373 and property acquired through capital leases valued at $12,108. United States & Canada depreciation and amortization increased to $10,552 from $8,973, or 17.6 percent. International depreciation decreased to $1,878 from $2,715 for a 30.8 percent decrease.

General and Administrative (“G&A”) expense increased $11,016 to $53,366 in 2006 from $42,350 in 2005. The increase in G&A not only reflected higher levels of business activity in the United States and Canada but also included severance costs of $6.3 million related to executive management changes and $3.4 million associated with increased costs in outside legal, accounting, auditing and consulting fees.

Non-Operating Items

Interest—net expense increased to $8,265 in 2006 from $3,904 in 2005 due primarily to additional interest expense related to the 6.5% Notes of $4,871.

Other—net income decreased to $569 in 2006 from $742 in 2005, an unfavorable variance of $173. This variance is caused primarily by a $429 reduction in gains on sale of property, plant and equipment and an increase in foreign exchange loss of $164. These reductions in income were offset by an increase in miscellaneous income of $420 mainly related to the settlement of a class action suit relating to 2001.

Income tax—The Company recognized $2,308 of income tax expense on a loss for continuing operations of $19,727. This was an increase of $640 compared to 2005. Due to expenses of $28,311 occurring in Panama where no tax benefit is obtained, the Company incurred a tax expense on a loss from continuing operations. Permanent timing differences in the U.S. also contributed to a higher effective tax rate.

Loss from Discontinued Operations, Net of Taxes

The Company recognized a net loss from Discontinued Operations of $83,402 in 2006 compared to a net loss of $8,319 in 2005, an increase loss of $75,083. The Nigeria operations accounted for $83,773 of the 2006 loss. A loss of $971 in Venezuela and a recognized net gain of $1,342 on the sale of the Opal TXP-4 account for the remainder of the 2006 loss from discontinued operations.

Fiscal Year Ended December 31, 2005, Compared to Fiscal Year Ended December 31, 2004

Contract Revenue

Contract revenue increased $21,685 (7.9 percent) to $294,479 in 2005 from $272,794 in 2004.

	Year Ended December 31,
	2005	2004	Increase (Decrease)	Percent Change
United States & Canada	$269,006	$171,578	$97,428	56.8%
International	25,473	101,216	(75,743)	(74.8)%

Total contract revenue	$294,479	$272,794	$21,685	7.9%

United States & Canada revenue increased $97,428 (56.8 percent) in 2005 to $269,006 from $171,578 in 2004 primarily as a result of work on new engineering and pipeline construction projects in the United States and continuation of work relating to maintenance and fabrication contracts in the Canadian oil sands.

International revenue decreased by $75,743 (74.8 percent) in 2005 from 2004 primarily due to 2004 completion of a project in Iraq, representing $54,029 of the decrease, and a lower level of activity in Oman in 2005 as compared to 2004 representing an additional $11,554 decline.

Contract Income

Contract income decreased $22,030 (43.7 percent) to $28,407 in 2005 from $50,437 in 2004. Variations in contract costs by country were closely related to the variations in contract revenue.

	Year Ended December 31,
	2005	% of Revenue	2004	% of Revenue	Increase (Decrease)	Percent Change
United States & Canada	$26,535	9.9%	$19,319	11.3%	$7,216	37.4%
International	1,872	7.3%	31,118	30.7%	(29,246)	(94.0)%

Total contract income	$28,407	9.6%	$50,437	18.5%	$(22,030)	(43.7)%

United States & Canada contract income increased $7,216 primarily due to increased revenue in the segment while contract margin percent declined by 1.4 percentage points. The decline in the contract margin percent is due to lower contract margin in Canada due to start-up costs associated with the new fabrication facility and costs overruns on certain construction projects. These declines in contract margin were partially offset by higher contract margins on engineering and pipeline construction projects in the United States.

International contract income decreased $29,246 primarily due to declines in contract income in Iraq, Bolivia and Ecuador as projects in these countries were completed or closed out in 2004. The decline in the contract margin percent resulted from the high margin recognized from the completed 2004 Iraq project and the 2004 benefit from the Bolivia Transierra Project claim settlement.

Other Operating Expense

Depreciation and amortization increased $1,912 (19.6 percent) to $11,688 in 2005 due to 2005 capital expenditures of $25,111 and a full year’s depreciation on the new world-wide information technology system. United States & Canada depreciation and amortization increased to $8,973 from $6,911, or 29.8 percent. International depreciation decreased to $2,715 from $2,865, or 5.2 percent.

G&A expense increase $9,825 (30.2 percent) to $42,350 in 2005 compared to $32,525 in 2004. The increase in G&A was a result of increased activity in the United States & Canada business as well as increased spending on office facilities and information technology of approximately $5 million.

Non-Operating Items

Interest, including amortization of debt issue cost, increased $2,133 to an expense of $5,481 in 2005 from an expense of $3,348 in 2004 due primarily to the write-off of debt restructuring cost of $1,203 and higher debt levels during 2005 versus 2004. Interest income increased $709 to $1,577 in 2005 compared to $868 in 2004, as a result of an overall increase in invested funds in 2005 as compared to 2004.

Income tax provision for income taxes in 2005 was $1,668, an increase of $2,695 over the 2004 benefit of $1,027. The company’s net income in 2004 included non-taxable revenue from Iraq of $55 million allowing the net benefit, while in 2005 the company had expenses of $20 million in Panama where no tax benefit is obtained.

Loss from Discontinued Operations, Net of Taxes

The loss from Discontinued Operations decreased $18,792 from a loss of $27,111 in 2004 to a loss of $8,319 in 2005. The reduction in the loss from discontinued operations is due to a $212,791 increase in revenue attributable entirely to our Nigeria operations and a 6.8 percent increase in contract margin.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

During 2006, operating activities for continuing operations used $5,429 of cash compared to a use of $34,631 during 2005. This represents an improvement in operating cash flows of $29,202 from 2006 to 2005. We believe that the proceeds from the sale of our Nigeria operations, proceeds from the private sale of equity and the improved cash flows from our continuing operations will be sufficient to finance working capital and capital expenditures for continuing operations and should give us the liquidity and flexibility to perform the increasing volume of projects we are currently pursuing or have in backlog. Capital expenditures for 2007 are estimated to exceed 2006 levels.

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

Working Capital

Cash and cash equivalents decreased $18,290 to $37,643 at December 31, 2006, from $55,933 at December 31, 2005. The decrease resulted primarily from the cash consumed in our discontinued operations of $105,354 and capital expenditures of $12,264. The decrease was partially offset by cash generated from continuing operations in investing activities of $40,804 and in financing activities of $51,550.

Working capital, excluding the net assets and liabilities of discontinued operations, decreased $29,221 (33.2 percent) to $58,725 at December 31, 2006 from $87,946 at December 31, 2005. The decrease was primarily attributable to an increase in accounts payable and contract billings in excess of cost and recognized income not yet billed of $68,358, a decrease in cash of $18,290, and partially offset by an increase in accounts receivable and prepaid expenses of $58,529.

2006 Financing Activities

2006 Credit Facility—On October 27, 2006, we concluded two financing transactions that were required to support our expected growth. Willbros USA, Inc., a wholly-owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility (the “2006 Credit Facility”) with a group of lenders led by Calyon New York Branch (“Calyon”). Concurrent with the creation of the 2006 Credit Facility, the predecessor 2004 Credit Facility was terminated and a total of $38,708 of outstanding letters of credit was reissued under the 2006 Credit Facility. At December 31, 2006, the 2006 Credit Facility had availability of $35,455 and is scheduled to expire in October 2009. The Company may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with consent from Calyon. The Company currently has a commitment from Calyon to underwrite an increase to the 2006 Credit Facility by $25,000 subject to certain terms and conditions. The Company will increase the 2006 Credit Facility only if it has requirements to issue letters of credit in excess of $100,000. The 2006 Credit Agreement includes customary affirmative and negative covenants, such as limitations on the creation of certain new indebtedness and liens, restrictions on certain transactions and payments and maintenance of a maximum senior leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. Borrowings have not taken place, nor is it the Company’s present intent to use the 2006 Credit Facility for future borrowings. The 2006 Credit Facility was established primarily to provide a source for letters of credit. Unamortized debt issue costs associated with the 2006 Credit Facility of $1,986 are included in other assets at December 31, 2006, and are being amortized over the three-year term of the credit facility ending October 2009.

As of December 31, 2006, there were no borrowings outstanding under the 2006 Credit Facility and there were $64,545 in outstanding letters of credit, $41,920 issued for projects in continuing operations and $22,625 issued for projects related to discontinued operations. Borrowings have not taken place, nor is it the Company’s intent to use the 2006 Credit Facility for future borrowings. The 2006 Credit Facility was established to provide a source of letters of credit.

Private Placement—On October 27, 2006, the Company also sold 3,722,360 shares of its common stock in a private placement (the “Private Placement”). The selling price was $14.00 per share which was a discount of approximately 10 percent based on the Company’s closing stock price of $15.50 on October 24, 2006. Net proceeds after estimated transaction costs were $48,748. Net proceeds will be used for general corporate purposes primarily to support the start-up of several new projects in the United States and Canada.

The buyers of the Private Placement common stock also acquired warrants to purchase an additional 558,354 shares at an exercise price of $19.03 per share. Each warrant will be exercisable, in whole or in part for a period of 60 months from the date of issuance. Additional information on the Private Placement and the 2006 Credit Facility is available in Note 10—Stockholders’ Equity and Note 7—Long-term Debt, respectively in the Notes to the Consolidated Financial Statements in this Form 10-K.

6.5% Senior Convertible Notes

On December 22, 2005, the Company entered into a purchase agreement for a private placement of $65,000 aggregate principal amount of its 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”). The private placement closed on December 23, 2005. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs for our current level of operations. During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 of the 6.5% Notes, bringing the aggregate principal amount of the private placement to $84,500. The 6.5% Notes are general senior unsecured obligations. Interest is payable semi-annually on June 15 and December 15, and payments began on June 15, 2006.

The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 4,813,171 shares issuable at December 31, 2006), subject to adjustment in certain circumstances.

2.75% Convertible Senior Notes

During 2004, the Company completed an offering of $70,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares issuable at December 31, 2006 subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price.

On September 22, 2005, the Company entered into an amendment of the indenture with holders of the 2.75% Notes (the “Indenture Amendment”). The Indenture Amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011.

2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement with Calyon was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility would have matured on March 12, 2007 but was replaced on October 27, 2006 by the 2006 Credit Facility (See Financing Transactions above). The 2004 Credit Facility was available for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings were limited to the lesser of 40 percent of the borrowing base or $30,000. Interest was payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. The 2004 Credit Facility was collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibited the payment of cash dividends and required the Company to maintain certain financial ratios. The borrowing base was calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed; property, plant and equipment, and spare parts.

During the period from August 6, 2004 to August 18, 2006, the Company entered into various amendments and waivers to the 2004 Credit Facility with its syndicated bank group to waive non-compliance with certain financial and non-financial covenants. Among other things, the amendments provided that (1) certain financial covenants and reporting obligations were waived and/or modified to reflect the Company’s current and anticipated future operating performance, (2) the ultimate reduction of the facility to $50,000 and provided for a letter of credit limit of $50,000 less the face amount of letters of credit issued prior to August 18, 2006, and provided that each new letter of credit must be fully cash collateralized and that a letter of credit fee of .25 percent be paid for each cash collateralized letter of credit and (3) a requirement for the Company to maintain a minimum cash balance of $15,000. The Sixth Amendment expired on September 30, 2006, and availability under the 2004 Credit Facility was reduced to zero. On October 27, 2006, the 2004 Credit Facility was replaced with the 2006 Credit Facility.

Additional information on the 2004 Credit Facility, the 6.5% Notes and the 2.75% Notes is available in Note 7—Long-term Debt in the Notes to the Consolidated Financial Statements in this Form 10-K.

Contractual Obligations

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Convertible notes	$154,500	$—	$—	$70,000	$84,500
Capital lease obligations	13,144	5,480	7,664	—	—
Operating lease obligations	17,650	7,755	7,971	1,924	—

Total	$185,294	$13,235	$15,635	$71,924	$84,500

As of December 31, 2006, there were no borrowings under the 2006 Credit Facility and there were $64,545 in outstanding letters of credit, $41,920 issued for projects in continuing operations and $22,625 issued for projects related to discontinued operations.

Additionally, we have various notes and leases payable, generally related to equipment financing and local revolving credit facilities. All notes and leases are at market interest rates, and are collateralized by certain vehicles, equipment and/or real estate.

We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $4,582 at December 31, 2006. There were no outstanding borrowings at December 31, 2006 or 2005.

During 2006, our allowance for doubtful accounts including Discontinued Operations increased from $6,672 to $10,389, with an increase in the allowance for continuing operations from $516 to $598 and $6,156 to $9,791 for discontinued operations. This increase in the allowance is due to an additional provision of $4,512, primarily related to discontinued operations, and net write-offs of uncollectible accounts of $795. We do not anticipate any significant collection problems with our customers beyond what has been already recognized in our allowance, including those in countries that may be experiencing economic and/or currency difficulties. Since our customers generally are major oil companies and government entities, and the terms for billing and collecting for work performed are generally established by contracts, we historically have had a very low incidence of collectability problems.

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

A summary of our off-balance sheet commercial commitments for both continuing and discontinued operations as of December 31, 2006 is as follows:

	Expiration Per Period
	Total Commitment	Less Than 1 Year	1-2 Years	More Than 2 Years
Letters of credit:
US—performance	$33,250	$33,250	$—	$—
Canada—performance	8,569	8,569	—	—
Other—performance and retention	5,282	1,602	3,680	—
Nigeria projects—performance	22,625	2,743	19,759	123

Total letters of credit	69,726	46,164	23,439	123
U.S. Insurance bonds—primarily performance	99,050	35,936	53,700	9,414

Total commercial commitments	$168,776	$82,100	$77,139	$9,537

These commercial commitments totaling $168,776 represent the maximum amount of future payments we could be required to make. We had no liability recorded as of December 31, 2006, related to these commitments.

NEW ACCOUNTING PRONOUNCEMENTS

FIN No. 48—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

SFAS No. 157—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2007. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

FASB Staff Position (“FSP”) No. AUG AIR-1—On September 7, 2006 the FASB issued this amendment to certain provisions in the American Institute of Certified Public Accountants (“AICPA”) Industry Guide, Audits of Airlines, and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in this FSP shall be applied to the first fiscal year beginning after December 15, 2006. The Company intends to adopt this standard for the fiscal year beginning January 1, 2007. The Company is currently evaluating what impact, if any, this amendment will have on its financial statements, including the potential impact to retrospective periods

EFFECTS OF INFLATION AND CHANGING PRICES

Our operations are affected by increases in prices, whether caused by inflation, government mandates or other economic factors, in the countries in which we operate. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions in certain major contracts or by considering the estimated effect of such increases when bidding or pricing new work.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2006 and 2005.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2006 due to the generally short maturities of these items. At December 31, 2006, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Our exposure to market risk for changes in interest rates relates primarily to our borrowings under the 2006 Credit Facility. At December 31, 2006, there were no borrowings under the 2006 Credit Facility subject to variable interest rates. At December 31, 2006, our fixed rate debt approximated fair value based upon discounted future cash flows using current market rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Willbros Group, Inc.

We have audited the accompanying consolidated balance sheets of Willbros Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Willbros Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

We have also audited the adjustments to the 2004 consolidated financial statements to retrospectively apply the change in accounting, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2004 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 financial statements taken as a whole.

/s/ GLO CPAs, LLP

Houston, Texas

March 12, 2007

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Willbros Group, Inc.:

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, the consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Willbros Group, Inc. for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, present fairly, in all material respects, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by GLO CPAs, LLP.

/s/ KPMG LLP

Houston, Texas

November 21, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Willbros Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Willbros Group, Inc. (“the Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006.

Nigeria Accounting—During the fourth quarter of 2006, the Company determined that a material weakness in their internal control over financial reporting exists related to the Company’s management control environment over the accounting for their Nigeria operations. This weakness in management control led to the inability to adequately perform various control functions including supervision over and consistency of: inventory management; petty cash disbursement; accounts payable disbursement approvals; account reconciliation; and review of time keeping records. This weakness resulted primarily due to the Company being unable to maintain a consistent and stable internal control environment over its Nigeria operations in the fourth quarter of 2006.

Nigeria Project Controls – Estimate to Complete—A material weakness exists related to controls over Nigeria project reporting. This weakness existed throughout 2006 and is a continuation of a material weakness reported in their 2005 Form 10-K. The weakness primarily impacted one large Nigeria project with a total contract value of approximately $165 million, for which cost estimates were not updated timely in the fourth quarter of 2006 due to insufficient measures being taken to independently verify and update reliable cost estimates. This material weakness specifically resulted in material changes to revenue and cost of sales during the preparation of their year end financial statements by their accounting staff prior to the issuance of the Form 10-K.

The above material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 12, 2007 which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    GLO CPAs, LLP

Houston, Texas

March 12, 2007

WILLBROS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$37,643	$55,933
Accounts receivable, net	137,104	84,003
Contract cost and recognized income not yet billed	11,027	7,619
Prepaid expenses	17,299	11,871
Parts and supplies inventories	2,069	2,509
Assets of discontinued operations	294,192	261,099

Total current assets	499,334	423,034
Deferred tax assets	5,064	4,134
Property, plant and equipment, net	65,347	59,706
Goodwill	6,683	6,687
Other assets	11,826	5,324

Total assets	$588,254	$498,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$5,562	$2,680
Accounts payable and accrued liabilities	122,352	67,599
Contract billings in excess of cost and recognized income	14,947	1,342
Accrued income taxes	3,556	2,368
Liabilities of discontinued operations	182,092	144,085

Total current liabilities	328,509	218,074
2.75% convertible senior notes	70,000	70,000
6.5% senior convertible notes	84,500	65,000
Long-term debt	7,077	340
Other liabilities	237	237

Total liabilities	490,323	353,651
Commitments and contingencies (see Note 13)

Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized (35,000,000 at December 31, 2005) and 25,848,596 shares issued at December 31, 2006 (21,649,475 at December 31, 2005)	1,292	1,082
Capital in excess of par value	217,036	161,596
Accumulated deficit	(120,603)	(15,166)
Treasury stock at cost, 167,844 shares at December 31, 2006 (98,863 at December 31, 2005)	(2,154)	(1,163)
Deferred compensation	—	(3,720)
Note receivable for stock purchases	—	(231)
Accumulated other comprehensive income	2,360	2,836

Total stockholders’ equity	97,931	145,234

Total liabilities and stockholders’ equity	$588,254	$498,885

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
Contract revenue	$543,259	$294,479	$272,794

Operating expense:
Contract	489,494	266,072	222,357
Depreciation and amortization	12,430	11,688	9,776
General and administrative	53,366	42,350	32,525

	555,290	320,110	264,658

Operating income (loss)	(12,031)	(25,631)	8,136

Other income (expense):
Interest income	1,803	1,577	868
Interest expense	(10,068)	(5,481)	(3,348)
Foreign exchange gain (loss)	(150)	14	(85)
Other, net	719	728	(302)

	(7,696)	(3,162)	(2,867)

Income (loss) from continuing operations before income taxes	(19,727)	(28,793)	5,269

Provision (benefit) for income taxes	2,308	1,668	(1,027)

Net income (loss) from continuing operations	(22,035)	(30,461)	6,296
Loss from discontinued operations net of provision for income taxes	(83,402)	(8,319)	(27,111)

Net loss	$(105,437)	$(38,780)	$(20,815)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.98)	$(1.43)	$0.30
Loss from discontinued operations	(3.72)	(0.39)	(1.29)

Net loss	$(4.70)	$(1.82)	$(0.99)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.98)	$(1.43)	$0.30
Loss from discontinued operations	(3.72)	(0.39)	(1.29)

Net loss	$(4.70)	$(1.82)	$(0.99)

Weighted average number of common shares outstanding:
Basic	22,440,742	21,258,211	20,922,002

Diluted	22,440,742	21,258,211	20,922,002

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock	Deferred Compensation	Notes Receivable Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	Shares	Par Value
Balance, December 31, 2003	20,748,498	$1,037	$149,373	$44,429	$(345)	$—	$(982)	$1,015	$194,527

Comprehensive income (loss):
Net loss	—	—	—	(20,815)	—	—	—	—	(20,815)
Foreign currency translation adjustments	—	—	—	—	—	—	—	579	579

Total comprehensive loss									(20,236)
Payment of notes receivable	—	—	—	—	—	—	990	—	990
Amortization of note discount	—	—	—	—	—	—	(224)	—	(224)
Restricted stock grants	183,000	9	2,312	—	—	(2,321)	—	—	—
Forfeitures of restricted stock grants	—	—	—	—	(210)	210	—	—	—
Deferred compensation	—	—	134	—	—	472	—	—	606
Issuance of common stock under employee benefit plan	15,603	1	220	—	—	—	—	—	221
Exercise of stock options	478,879	24	4,136	—	—	—	—	—	4,160

Balance, December 31, 2004	21,425,980	1,071	156,175	23,614	(555)	(1,639)	(216)	1,594	180,044

Comprehensive income (loss):
Net loss	—	—	—	(38,780)	—	—	—	—	(38,780)
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,242	1,242

Total comprehensive loss									(37,538)
Amortization of note discount	—	—	—	—	—	—	(15)	—	(15)
Restricted stock grants	175,000	9	3,822	—	—	(3,831)	—	—	—
Vesting restricted stock rights	10,875	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock grants	—	—	—	—	(357)	357	—	—	—
Additions to treasury stock, vesting restricted stock	—	—	—	—	(251)	—	—	—	(251)
Deferred compensation	—	—	1,165	—	—	1,393	—	—	2,558
Issuance of common stock under employee benefit plan	3,870	—	80	—	—	—	—	—	80
Exercise of stock options	33,750	1	355	—	—	—	—	—	356

Balance, December 31, 2005	21,649,475	1,082	161,596	(15,166)	(1,163)	(3,720)	(231)	2,836	145,234

Comprehensive income (loss):
Net loss	—	—	—	(105,437)	—	—	—	—	(105,437)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(476)	(476)

Total comprehensive loss									(105,913)
Deferred compensation	—	—	3,520	—	—	3,720	—	—	7,240
Amortization of note discount	—	—	—	—	—	—	(12)	—	(12)
Stock received for note	—	—	—	—	(243)	—	243	—	—
Restricted stock grants	168,116	8	(8)	—	—	—	—	—	—
Vesting of restricted stock rights	12,125	1	(1)	—	—	—	—	—	—
Additions to treasury stock, vesting restricted stock	—	—	—	—	(748)	—	—	—	(748)
Exercise of stock options	296,520	15	3,367	—	—	—	—	—	3,382
Private placement of common stock	3,722,360	186	45,139	—	—	—	—	—	45,325
Issuance of common stock warrants	—	—	3,423	—	—	—	—	—	3,423

Balance, December 31, 2006	25,848,596	$1,292	$217,036	$(120,603)	$(2,154)	$—	$—	$2,360	$97,931

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share amounts)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(105,437)	$(38,780)	$(20,815)
Reconciliation of net loss to cash provided by (used in) operating activities:
Loss from discontinued operations	83,402	8,319	27,111
Depreciation and amortization	12,430	11,688	9,776
Amortization of debt issue costs	2,319	2,920	1,846
Non-cash compensation expense	7,240	2,558	606
Deferred income tax expense (benefit)	(895)	1,730	1,281
Loss (gain) on sales and retirements of property, plant and equipment	(3,914)	(910)	378
Equity in joint ventures	—	16	10,314
Amortization of notes receivable discount	(12)	(15)	(224)
Provision (credit) for bad debts	517	586	(262)
Provision for inventory obsolescence	—	600	1,400
Changes in operating assets and liabilities:
Accounts receivable, net	(54,101)	(27,443)	(8,587)
Contract cost and recognized income not yet billed	(3,439)	(6,668)	5,972
Prepaid expenses	5,052	4,411	(186)
Parts and supplies inventories	603	(8,882)	(1,693)
Other assets	(3,123)	(373)	(194)
Accounts payable and accrued liabilities	39,117	18,961	7,215
Contract billings in excess of cost and recognized income	13,602	(2,290)	(2,705)
Accrued income taxes	1,210	(1,059)	7,443

Cash provided by (used in) operating activities of continuing operations	(5,429)	(34,631)	38,676
Net cash flows used in operating activities of discontinued operations	(97,923)	(2,486)	(1,266)

Cash provided by (used in) operating activities	(103,352)	(37,117)	37,410
Cash flows from investing activities:
Proceeds from sales of property and equipment	3,663	1,740	1,274
Proceeds from sales of discontinued operations	48,514	—	—
Purchases of property, plant and equipment	(11,373)	(18,706)	(15,733)

Cash provided by (used in) investing activities of continuing operations	40,804	(16,966)	(14,459)
Net cash flows used in investing activities of discontinued operations	(7,431)	(19,998)	(22,292)

Cash provided by (used in) investing activities	33,373	(36,964)	(36,751)
Cash flows from financing activities:
Proceeds from private placement of equity	48,748	—	—
Proceeds from exercise of stock options	3,382	436	4,381
Proceeds from issuance of 6.5% senior convertible notes	19,500	65,000	—
Proceeds from issuance of 2.75% convertible senior notes	—	—	70,000
Proceeds from long-term debt	—	15,000	—
Proceeds from notes payable to banks	—	3,924	2,490
Repayment of notes payable to banks	(12,135)	(4,400)	(3,323)
Costs of debt issuance	(6,306)	(1,474)	(6,176)
Payment of capital leases	(891)	(6,405)	—
Acquisition of treasury stock	(748)	(251)	—
Repayment of long-term debt	—	(15,000)	(14,000)
Collection of notes receivable for stock purchases	—	—	990

Cash provided by financing activities of continuing operations	51,550	56,830	54,362
Net cash flows provided by financing activities of discontinued operations	—	—	—

Cash provided by financing activities	51,550	56,830	54,362
Effect of exchange rate changes on cash and cash equivalents	139	17	(829)

Increase (decrease) in cash and cash equivalents	(18,290)	(17,234)	54,192
Cash and cash equivalents, beginning of year	55,933	73,167	18,975

Cash and cash equivalents, end of year	$37,643	$55,933	$73,167

Supplemental cash flow information:
Cash paid for interest (including discontinued operations)	$7,590	$2,421	$1,514
Cash paid for income taxes (including discontinued operations)	$11,782	$15,887	$2,393
Non-cash investing and financing transactions:
Property and equipment obtained by capital lease	$12,108	$—	$—
Prepaid insurance obtained by note payable	$10,620	$—	$—
Treasury stock acquired for forfeited restricted stock grants	$—	$357	$210
Settlement of officer note receivable for stock	$243	$—	$—
Distribution of property by joint ventures	$—	$—	$737
Receivable obtained by sale of discontinued operations	$3,300	$—	$—

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Company—Willbros Group, Inc. (“WGI”), a Republic of Panama corporation, and all of its majority-owned subsidiaries (the “Company”) provide construction, engineering, specialty services and development activities to the oil, gas and power industries and government entities. The Company’s principal markets for continuing operations are the United States, Canada, and the Middle East. The disclosures in the notes to consolidated financial statements relate to continuing operations, except as otherwise indicated.

Basis of Presentation of Discontinuance of Operations and Asset Disposal—During 2006, the Company chose to exit the following businesses: Nigeria, Venezuela, and the TXP-4 Plant, (collectively the “Discontinued Operations”), and accordingly, these businesses are presented as discontinued operations in the preceding consolidated financial statements. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as components of “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as a component of “Loss from discontinued operations net of provision for income taxes”, for all periods shown.

Principles of Consolidation—The consolidated financial statements of the Company include the accounts of WGI and all of its majority-owned subsidiaries. Inter-company accounts and transactions are eliminated in consolidation. The ownership interest of minority participants in subsidiaries that are not wholly-owned (principally in Oman) is included in accounts payable and accrued liabilities and is not material. The minority participants’ share of the net income of those subsidiaries is included in contract costs. Interest in the Company’s unconsolidated joint ventures is accounted for using the equity method in the consolidated balance sheet.

Restatement of Consolidated Financial Statements—In late December 2004, the Company became aware of improprieties in the Company’s Bolivian subsidiary related to assessment of certain Bolivian taxes and allegations that the subsidiary had filed improper tax returns. Upon learning of the tax assessment and alleged improprieties, the Company commenced an initial investigation into the matter and notified the Audit Committee of the Board of Directors, which retained independent counsel, who in turn retained forensic accountants, and began an independent investigation. Concurrent with the Audit Committee’s investigation, the Company initiated its own review of the Company’s accounting. This review focused primarily on the Company’s international activities supervised by J. Kenneth Tillery, the former President of Willbros International, Inc. (“WII”), the primary international subsidiary of the Company, but also included other areas of the Company’s accounting activities.

As a result of the investigations and the Company’s accounting review, the Company determined that several members of the senior management of WII and its subsidiaries collaborated to misappropriate assets from the Company and cover up such activity. It was determined that the Bolivian subsidiary had in fact filed improper tax returns, or failed to file returns, at the direction of Mr. Tillery. The investigation also determined that Mr. Tillery, in collusion with several members of management of the international subsidiaries, was involved in a pattern of improper activities, primarily in the Company’s Nigeria subsidiaries, which was specifically contrary to established Company policies, internal controls and possibly the laws of several countries, including the United States.

Use of Estimates—The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include certain estimates and assumptions by management of the Company in the preparation of the consolidated financial statements. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the consolidated financial

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

statements and the reported amounts of revenue and expense during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and parts and supplies inventories; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from these estimates.

Commitments and Contingencies—Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses are probable of realization, are separately recorded as assets in other assets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred.

Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgement is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer and prior collection history. Balances over 90 days past due and over a specified minimum amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories—Inventories, consisting primarily of parts and supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence. Parts and supplies related to continuing operations were valued at $2,069 and $2,509 at December 31, 2006 and December 31, 2005, respectively. No excess or obsolescence allowances existed at December 31, 2006 or 2005.

Other Operating Expense—Other operating expense consists of the costs incurred by the Company associated with fraudulent invoices for fictitious supplies or services. See Note 2-Restatement, in the Company’s 2004 Annual Report Form 10-K.

Property, Plant and Equipment—Property, plant and equipment is stated at cost. Depreciation, including amortization of capital leases, is provided on the straight-line method using estimated lives as follows:

Construction equipment	4-6 years
Marine equipment	10 years
Transportation equipment	3-4 years
Buildings	20 years
Furniture and equipment	3-10 years

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Assets held under capital leases and leasehold improvements are amortized on a straight-line basis. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. Normal repair and maintenance costs are charged to expense as incurred. Significant renewals and betterments are capitalized. Long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill—Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is not amortized but instead is annually tested for impairment. Annual testing for impairment occurs during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that an impairment has occurred. The impairment test involves determining the fair market value of each of the reporting units with which the goodwill is associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. The Company completed its annual evaluation for impairment of goodwill as of December 31, 2006, and determined that no impairment of goodwill existed as of that date.

Revenue—A number of factors relating to the Company’s business affect the recognition of contract revenue. The Company typically structures contracts as fixed-price, unit-price, material and time or cost plus fixed fee. Revenue from unit-price and time and material contracts is recognized as earned. The Company believes that its operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

Revenue for fixed-price and cost plus fixed fee contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. The Company does not recognize income on a fixed-price contract until the contract is approximately 5 percent to 10 percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

The Company considers unapproved change orders to be contract variations on which the Company has customer approval for scope change, but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. The Company recognizes revenue equal to cost incurred on unapproved changed orders when realization of price approval is probable and the estimated amount is equal to or greater than the Company’s cost related to the unapproved change order. Revenue recognized on unapproved change orders is included in Contract costs and recognized income not yet billed on the balance sheet.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in the future reporting periods to reflect the changes in estimates or final agreement with customers.

The Company considers claims to be amounts the Company seeks or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.

Income Taxes—The Company accounts for income taxes by the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences of operating loss and tax credit carry forwards and temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases. The provision or benefit for income taxes and the annual effective tax rate are impacted by income taxes in certain countries (in discontinued operations) being computed based on a deemed profit rather than on taxable income and tax holidays on certain international projects.

Retirement Plans and Benefits—The Company has a voluntary defined contribution retirement plan for U.S. based employees that is qualified, and is contributory on the part of the employees, and a voluntary savings plan for certain international employees that is non-qualified, and is contributory on the part of the employees.

Stock-Based Compensation—Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective application method. Under this method, compensation cost is recognized for the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures in the Company’s SEC reports), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date.

Foreign Currency Translation—All significant monetary asset and liability accounts denominated in currencies other than United States dollars are translated into United States dollars at current exchange rates for countries in which the local currency is the functional currency. Translation adjustments are accumulated in other comprehensive income (loss). Non-monetary assets and liabilities in highly inflationary economies are translated into United States dollars at historical exchange rates. Revenue and expense accounts are converted at prevailing rates throughout the year. Foreign currency translation adjustments and translation adjustments in highly inflationary economies are recorded in income.

Concentration of Credit Risk—The Company has a concentration of customers in the oil, gas and power industries which exposes the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

generally not collateralized. The allowance for doubtful accounts, including that in discontinued operations, increased in 2006 to $10,389 from $6,672 in 2005. The Company believes the allowance for doubtful accounts is adequate.

Fair Value of Financial Instruments—The carrying value of financial instruments does not materially differ from fair value.

Capitalized Interest—The Company capitalizes interest as part of the cost of significant assets constructed or developed for its own use. Capitalized interest was $57, $168, and $349 in 2006, 2005 and 2004, respectively.

Income (Loss) per Common Share—Basic income (loss) per share is calculated by dividing net income (loss), less any preferred dividend requirements, by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is calculated by including the weighted-average number of all potentially dilutive common shares with the weighted-average number of common shares outstanding.

Derivative Financial Instruments—The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expense in the same currency. The Company had no derivative financial instruments as of December 31, 2006 or 2005.

Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash flows from investing activities—The proceeds from sale of discontinued operations for the year ended December 31, 2006 includes $16,532 of non-refundable payments to be applied to the sale of Nigeria assets and operations.

Recently Issued Accounting Standards—FIN No. 48—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

SFAS No. 157—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2007. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

FASB Staff Position (“FSP”) No. AUG AIR-1—On September 7, 2006 the FASB issued this amendment to certain provisions in the American Institute of Certified Public Accountants (“AICPA”) Industry Guide, Audits of

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Airlines, and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in this FSP shall be applied to the first fiscal year beginning after December 15, 2006. The Company intends to adopt this standard for the fiscal year beginning January 1, 2007. The Company is currently evaluating what impact, if any, this amendment will have on its financial statements, including the potential impact to retrospective periods.

Reclassification—Certain reclassifications have been made to prior year balances to conform to current year presentations.

2. Discontinuance of Operations and Asset Disposal

Strategic Decisions

As part of the Company’s ongoing strategic evaluation of operations, the following businesses have been discontinued: Nigeria, Venezuela, and the TXP-4 Plant, collectively the “Discontinued Operations”, and accordingly, these businesses are presented as discontinued operations in the preceding consolidated financial statements. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as “Loss from discontinued operations net of provision for income taxes” for all periods shown.

The separate results of the Discontinued Operations, as well as a breakdown of the major classes of assets and liabilities included as part of Discontinued Operations, are detailed in the subsequent tables.

Nigeria

On February 7, 2007, the Company sold its Nigeria operations through a share purchase agreement for total consideration of $155,250. In conjunction with this transaction, the Company bought out certain minority interests at a total cost of $10,500. See Note 17—Subsequent Events for more information on the sale.

Nigeria operations and assets were previously included in the Company’s International segment and retrospectively presented as discontinued operations on the Company’s Form 8-K filed December 8, 2006.

As part of the sales process, the Company continues to evaluate the carrying value of the Nigeria assets and operations with respect to their estimated market value. As of December 31, 2006, the Company did not recognize an impairment of the Nigeria assets based upon this analysis. Any impairment would be included in the “Loss from discontinued operations net of provision for income taxes”.

Pipe coating joint venture

Kanssen International Pipe Coating Services Limited (“Kanssen”) and Willbros West Africa, Inc. (“WWAI”) a subsidiary of the Company entered into an agreement to upgrade facilities at the WWAI Choba pipe coating facility. The agreement was signed in June 2006 and included an installation of new concrete weight coating equipment furnished by Kanssen. WWAI and Kanssen participate in the venture with a 50 percent interest for each party with WWAI being paid a management fee on each contract not to exceed 9 percent of the

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

2. Discontinuance of Operations and Asset Disposal (continued)

contract revenue. Currently, the pipe coating transactions are included in the revenues and expenses of the related WWAI projects. In 2006, the pipe coating facility had approximately $16.5 million in contract revenue.

Venezuela

Asset disposal—On August 17, 2006, the Company entered into a share purchase agreement with a Venezuelan company (the “Venezuelan Buyer”), pursuant to which the Company sold all of its membership interests in Willbros (Barbados) Limited, Inc. (“WBL”), a wholly-owned subsidiary of the Company. WBL owns all of the assets and operations of the Company in Venezuela, with the exception of joint-venture interest in Harwat International Finance Corporation NV (“Harwat”). The Company received cash payments of $7,000 for conveyance of WBL with no gain recognized subject to the pending sale discussed below. The Venezuela operations and assets were previously a component of the Company’s International segment and are retrospectively presented as discontinued operations in the Company’s Form 8-K filed December 8, 2006.

Joint-venture interest disposal—As part of the share purchase agreement, the Venezuelan Buyer agreed to purchase the Company’s 10 percent interest in Harwat, as well as assume all guarantees of the Company related to the 10 percent interest in Harwat. The sale of the Harwat interest was completed November 28, 2006. The Company received a commitment from the Venezuelan Buyer to pay $3,300 before December 4, 2013. The present value of this commitment is $1,775.

The Company estimates no gain or loss on the sale of WBL and its 10 percent interest in Harwat.

TXP-4 Plant

Asset disposal—On January 12, 2006, the Company entered into a purchase agreement and release with Williams Field Services Company (“Williams”), a wholly-owned subsidiary of The Williams Companies, Inc., pursuant to which the Company sold to Williams all of its membership interest in Opal TXP-4 Company, LLC, a wholly-owned subsidiary of the Company (the “LLC”). The LLC owns a gas processing plant known as the TXP-4 Plant (the “TXP-4 Plant”) at Opal in Lincoln County, Wyoming, in addition to certain facilities, equipment and supplies related to the TXP-4 Plant. Prior to the sale, the TXP-4 Plant was a component of the US & Canada segment and is retrospectively presented as discontinued operations on the Company’s Form 8-K filed December 8, 2006. The Company received cash payments of $27,944 for conveyance of the LLC and realized a gain of $1,342, net of taxes of $691, reflected as a component of the “Loss from discontinued operations net of provision for income taxes”.

In addition to the cash payments described above, Williams agreed to pay the Company a portion of any recovery that Williams may obtain based on damages, loss or injury related to the TXP-4 Plant up to $3,400. This settlement is contingent upon Williams’ recovery from various third parties and is the only ongoing potential source of cash flows subsequent to the Purchase Agreement date. The timing and amount of any resolution to these claims cannot be estimated.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

2. Discontinuance of Operations and Asset Disposal (continued)

Results of Discontinued Operations

Condensed Statements of Operations of the Discontinued Operations are as follows:

	Year Ended December 31, 2006
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Contract revenue	$447,757	$270	$—	$448,027
Operating expense:
Contract	473,479	562	—	474,041
Depreciation and amortization	3,569	378	—	3,947
General and administrative	31,620	322	—	31,942

	508,668	1,262	—	509,930

Operating loss	(60,911)	(992)	—	(61,903)
Other income (expense)	(11,579)	164	2,033	(9,382)

Income (loss) before income taxes	(72,490)	(828)	2,033	(71,285)
Provision for income taxes	11,283	143	691	12,117

Net income (loss)	$(83,773)	$(971)	$1,342	$(83,402)

	Year Ended December 31, 2005
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Contract revenue	$386,723	$565	$24,755	$412,043
Operating expense:
Contract	337,234	1,492	19,758	358,484
Depreciation and amortization	8,270	590	1,038	9,898
General and administrative	32,552	528	—	33,080
Other operating expense	1,084	—	—	1,084

	379,140	2,610	20,796	402,546

Operating income (loss)	7,583	(2,045)	3,959	9,497
Other income (expense)	(1,408)	232	—	(1,176)

Income (loss) before income taxes	6,175	(1,813)	3,959	8,321
Provision (benefit) for income taxes	15,296	(2)	1,346	16,640

Net income (loss)	$(9,121)	$(1,811)	$2,613	$(8,319)

	Year Ended December 31, 2004
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Contract revenue	$171,558	$17,750	$21,216	$210,524
Operating expense:
Contract	166,933	12,629	15,752	195,314
Depreciation and amortization	5,473	797	701	6,971
General and administrative	13,468	621	—	14,089
Other operating expense	3,571	—	—	3,571

	189,445	14,047	16,453	219,945

Operating income (loss)	(17,887)	3,703	4,763	(9,421)
Other income (expense)	(6,929)	330	—	(6,599)

Income (loss) before income taxes	(24,816)	4,033	4,763	(16,020)
Provision for income taxes	8,483	989	1,619	11,091

Net income (loss)	$(33,299)	$3,044	$3,144	$(27,111)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

2. Discontinuance of Operations and Asset Disposal (continued)

Nigeria Income Taxes

In Nigeria, the Company is subject to a deemed profit tax, which creates tax provisions based on gross revenue rather than pre-tax income.

Nigeria Federal Tax Audit

The Company’s operations in Nigeria have been under audit by the Federal Inland Revenue Service (“FIRS”) for taxable years 1998 through 2004. The primary issues being investigated are related to transfer the pricing and unsubstantiated expenses. At this time, the Company estimates a possible additional tax liability in the range of $1,200 to $5,000. Based on current financial information, there is no better estimate of tax liability associated with the FIRS audit. Because there is no better estimate at this time, and because the Company does not expect to resolve this audit within one year, the Company has recorded a deferred income tax liability of $1,200.

Nigeria National Labor Contract

The previous Nigerian national labor contract, covering approximately 1,600 national laborers at the Company’s Choba Site 1 facility expired in March 2006. A replacement agreement executed in May 2006 mistakenly included labor rate increases ranging between 300 percent to 350 percent which the labor union claims are binding upon the Company notwithstanding the obvious mistake in fact and other legal deficiencies in the form and substance of the replacement agreement (“the May Agreement”). However, based upon opinions of legal counsel in Nigeria, for a variety of reasons the Company believes the May Agreement is unenforceable in its current form and the Company and its legal counsel are pursuing measures to rectify the mistake and related deficiencies in the purported agreement, including, without limitation, through negotiation, mediation, and judicial actions provided for under the labor laws of Nigeria. During this rectification process, however, the Company has voluntarily increased the labor rate by 20 percent. An accrued liability of $5,514 has been recorded at December 31, 2006 to reflect the Company’s current estimate of additional end-of-service costs attributable to reaching a mutually acceptable final form of labor agreement. Although the Company does not currently anticipate that the May Agreement will be determined to be enforceable in its current mistaken form, should rectification of that agreement be unsuccessful through the labor relations and related legal processes now underway, a substantially greater monthly labor expense would be incurred by the Company and an estimated additional $26,000 of end-of-service liability would result. Also, this rectification process now underway by the Company has incited protests and strikes from the rank and file workers covered by the May Agreement. The labor union has complained to national, local and regional politicians and the matter will be heard by the Labor Board to be resolved.

2. Discontinuance of Operations and Asset Disposal (continued)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

Balance Sheets of Discontinued Operations

Condensed Balance Sheets of the Discontinued Operations are as follows:

	December 31, 2006
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Current assets:
Cash and cash equivalents	$12,964	$—	$—	$12,964
Restricted cash	36,683	—	—	36,683
Accounts receivable, net	76,673	—	—	76,673
Contract cost and recognized income not yet billed	79,364	—	—	79,364
Prepaid expenses	16,017	—	—	16,017
Parts and supplies inventories	21,645	—	—	21,645

Total current assets	243,346	—	—	243,346
Property, plant and equipment, net	50,723	—	—	50,723
Other assets	123	—	—	123

Total assets	294,192	—	—	294,192
Current liabilities	148,135	—	—	148,135
Loss provision on contracts	33,957	—	—	33,957

Total current liabilities	182,092	—	—	182,092

Net assets of discontinued operations	$112,100	$—	$—	$112,100

	December 31, 2005
	Nigeria	Venezuela	Opal TXP-4	Discontinued Operations
Current assets:
Cash and cash equivalents	$9,514	$134	$—	$9,648
Accounts receivable, net	93,667	—	—	93,667
Contract cost and recognized income not yet billed	36,392	32	—	36,424
Prepaid expenses	14,716	163	—	14,879
Parts and supplies inventories	16,818	—		16,818

Total current assets	171,107	329	—	171,436
Property, plant and equipment, net	52,200	4,354	—	56,554
Asset held for sale	—	—	23,049	23,049
Investments in joint ventures	—	3,961	—	3,961
Deferred tax assets	—	693	—	693
Other assets	5,256	150	—	5,406

Total assets	228,563	9,487	23,049	261,099
Current liabilities	142,171	498	—	142,669
Other liabilities	—	536	880	1,416

Total liabilities	142,171	1,034	880	144,085

Net assets of discontinued operations	$86,392	$8,453	$22,169	$117,014

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

2. Discontinuance of Operations and Asset Disposal (continued)

Cash

Discontinued Operations in Nigeria had $36,683 of restricted cash at December 31, 2006. This amount was in a consortium bank account that requires the approval of the Company and its consortium partner to disburse funds. Additionally, cash and cash equivalents for Nigeria contained $9,482 that was designated to specific project uses.

Inventory

Discontinued Operations in Nigeria had parts and supplies inventories of $21,645 and $16,818 net of reserves of $12,159 and $5,052 at December 31, 2006 and December 31, 2005, respectively.

Loss provision on contracts

The Company has recognized $33,957 of estimated losses related to two projects in Nigeria as of December 31, 2006.

Contingencies, Commitments and Other Circumstances

At December 31, 2006, other assets and accounts receivable of the Discontinued Operations include anticipated recoveries from insurance or third parties of $1,191 primarily related to the repair of pipelines. The Company believes the recovery of these costs from insurance or other parties is probable. Actual recoveries may vary from these estimates.

At December 31, 2006, the Company had approximately $22,625 of letters of credit outstanding associated with the Discontinued Operations representing the maximum amount of future payments the Company could be required to make. See Note 13—Contingencies, Commitments and Other Circumstances for additional information on letters of credit and insurance bonds. The Company had no liability recorded as of December 31, 2006, related to these commitments.

3. Accounts Receivable

Accounts receivable, net as of December 31, 2006 and 2005 is comprised of the following:

	2006	2005
Trade	$109,880	$58,683
Contract retention	14,637	6,063
Unbilled revenue	12,598	14,766
Other receivables	587	5,007

Total accounts receivable	137,702	84,519
Less—Allowance for doubtful accounts	(598)	(516)

Total accounts receivable, net	$137,104	$84,003

The Company expects all accounts receivable to be collected within one year. The provision (credit) for bad debts included in “Other, net” on the Consolidated Statement of Operations was $517, $586 and $(262) for the years ended December 31, 2006, 2005 and 2004, respectively.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

4. Contracts in Progress

Contract costs and recognized income not yet billed on uncompleted contracts arise when revenues have been recorded but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts are recorded equal to cost incurred when realization of price approval is probable and the estimated amount is equal to or greater than the Company’s cost related to the unapproved change order. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for.

Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2006 and 2005 were as follows:

	2006	2005
Costs incurred on contracts in progress	$188,030	$122,935
Recognized income	12,039	6,818

	200,069	129,753
Progress billings and advance payments	(203,989)	(123,476)

	$(3,920)	$6,277

Contract cost and recognized income not yet billed	$11,027	$7,619
Contract billings in excess of cost and recognized income	(14,947)	(1,342)

	$(3,920)	$6,277

Contract cost and recognized income not yet billed includes $1,191 and $1,470 at December 31, 2006 and 2005, respectively, on completed contracts.

5. Property, Plant and Equipment

Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2006 and 2005 were as follows:

	2006	2005
Construction equipment	$53,932	$47,773
Furniture and equipment	28,378	27,931
Land and buildings	26,047	25,018
Transportation equipment	20,874	21,612
Leasehold improvements	14,956	13,768
Marine equipment	101	190

	144,288	136,292
Less accumulated depreciation and amortization	(78,941)	(76,586)

	$65,347	$59,706

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

5. Property, Plant and Equipment (continued)

Included in land and buildings is $1,446 and $0 at December 31, 2006 and 2005, respectively, for the cost of property which has been capitalized under capital leases. Additionally, included in construction equipment is $10,662 and $0 at December 31, 2006 and 2005, respectively, for the cost of new construction equipment which has been capitalized under capital leases.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2006 and 2005 were as follows:

	2006	2005
Trade accounts payable	$81,823	$49,745
Payroll and payroll liabilities	18,312	12,703
Advances	16,566	983
Minority interest	791	487
Provision for loss contracts costs	494	619
Other accrued liabilities	4,366	3,062

	$122,352	$67,599

As of December 31, 2006 the advances account included $16,532 of non-refundable payments to be applied to the sale of the Nigeria assets and operations. See Note 17—Subsequent Events, for discussion of the sale.

7. Long-term Debt

Long-term debt as of December 31, 2006 and 2005 were as follows:

	2006	2005
6.5% senior convertible notes	$84,500	$65,000
2.75% convertible senior notes	70,000	70,000
Capital lease obligations	11,601	384
Other obligations	51	2,636
2006 Credit Facility	—	—

Total debt	166,152	138,020
Less current portion	(4,575)	(2,680)

Long-term debt	$161,577	$135,340

2006 Credit Facility

On October 27, 2006, Willbros USA, Inc., a wholly-owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility (the “2006 Credit Facility”) with a group of lenders led by Calyon New York Branch (“Calyon”). The 2006 Credit Facility replaces the Company’s 2004 Credit Facility. The Company may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with consent from Calyon. The Company currently has a commitment from Calyon, which expires August 7, 2007 to underwrite an increase to the 2006 Credit Facility by $25,000 subject to certain terms and conditions. The

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

7. Long-term Debt (continued)

Company will increase the 2006 Credit Facility only if it has requirements to issue letters of credit in excess of $100,000. The 2006 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings, which may be made up to $25,000 less the amount of any letter of credit advances or financial letters of credit, must be repaid at least once a year and no new revolving advances made for a period of 10 consecutive business days thereafter.

Fees payable under the 2006 Credit Facility include a facility fee at a rate per annum equal to 5.0 percent of the 2006 Credit Facility capacity, payable quarterly in arrears (the facility fee will be reduced to 2.75 percent if the Company obtains a rating from S&P and Moody’s greater than B and B2, respectively), and a letter of credit fee equal to 0.125 percent per annum of aggregate commitments. Interest on any borrowings is payable quarterly in arrears at the adjusted base rate minus 1.00 percent or at a Eurodollar rate at the Company’s option. The 2006 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries. The 2006 Credit Facility contains a requirement for the maintenance of a $10,000 minimum cash balance, prohibits the payment of cash dividends and includes customary affirmative and negative covenants, such as limitations on the creation of certain new indebtedness and liens, restrictions on certain transactions and payments and maintenance of a maximum senior leverage ratio, a minimum fixed charge coverage ratio and minimum tangible net worth requirement. A default may be triggered by events such as a failure to comply with financial covenants or other covenants, a failure to make payments when due, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings as defined by the 2006 Credit Facility. The 2006 Credit Facility is guaranteed by the Company and certain other subsidiaries. Unamortized costs associated with the creation of the 2006 Credit Facility total $1,986 and are included in other assets at December 31, 2006. These costs are being amortized to general and administrative expense over the three-year term of the credit facility ending October 2009.

As of December 31, 2006, there were no borrowings outstanding under the 2006 Credit Facility and there were $64,545 in outstanding letters of credit, consisting of $41,920 issued for projects in continuing operations and $22,625 issued for projects related to discontinued operations.

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

7. Long-term Debt (continued)

The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 4,813,171 shares at December 31, 2006), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is to be paid semi-annually on June 15 and December 15, beginning June 15, 2006.

The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a fundamental change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with the fundamental change. The make-whole premium is payable in addition to shares of common stock and is calculated based on a formula with the premium ranging from 0 percent to 31.4 percent depending on when the fundamental change occurs and the price of the Company’s stock at the time the fundamental change occurs.

Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a default of $10,000 or more on any credit agreement, including the 2004 Credit Facility and the 2.75% Notes, a corresponding event of default would result under the 6.5% Notes. Unamortized debt issuance costs of $4,103 and $698 associated with the 6.5% Notes are included in other assets at December 31, 2006 and 2005, respectively, and are being amortized over the seven-year period ending December 2012.

2.75% Convertible Senior Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

7. Long-term Debt (continued)

certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at December 31, 2006 subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.

On June 10, 2005, the Company received a letter from a law firm representing an investor claiming to be the owner of in excess of 25 percent of the 2.75% Notes asserting that, as a result of the Company’s failure to timely file with the SEC its 2004 Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, it was placing the Company on notice of an event of default under the indenture dated as of March 12, 2004 between the Company, as issuer, and JPMorgan Chase Bank, N.A., as trustee (the “Indenture”), which governs the 2.75% Notes. The Company indicated that it did not believe that it had failed to perform its obligations under the relevant provisions of the Indenture referenced in the letter. On August 19, 2005, the Company entered into a settlement agreement with the beneficial owner of the 2.75% Notes on behalf of whom the notice of default was sent, pursuant to which the Company agreed to use commercially reasonable efforts to solicit the requisite vote to approve an amendment to the Indenture (the “Indenture Amendment”). The Company obtained the requisite vote and on September 22, 2005, the Indenture Amendment became effective.

The Indenture Amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10 percent or more of the consideration in the transaction consists of cash to make a coupon make-whole payment equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013. Unamortized debt issue costs of $2,175 and $2,714 associated with the 2.75% Notes are included in other assets at December 31, 2006 and 2005, respectively, and are being amortized over the seven-year period ending March 2011.

2004 Credit Facility

On March 12, 2004, the existing $125,000 June 2002 credit agreement was amended, restated and increased to $150,000 (the “2004 Credit Facility”). Although the 2004 Credit Facility was scheduled to mature on March 12, 2007, it was replaced in October 2006 when the Company secured the 2006 Credit Facility (see “2006 Credit Facility” above). The 2004 Credit Facility could be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings were limited to the lesser of 40 percent of the borrowing base or $30,000. Interest was payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. The 2004 Credit Facility was collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibited the payment of cash dividends and required the Company to maintain certain financial ratios. The borrowing base was calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

7. Long-term Debt (continued)

income not yet billed, property, plant and equipment, and spare parts. Unamortized debt issue costs of $982 associated with the 2004 Credit Facility are included in other assets at December 31, 2005.

As of October 27, 2006 the Company terminated the 2004 Credit Facility with no borrowings outstanding and reissued the letters of credit outstanding under the 2006 Credit Facility. There were $54,928 of letters of credit outstanding as of December 31, 2005.

2004 Credit Facility Waivers

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

On August 18, 2006 the Company entered into a Sixth Amendment and Temporary Waiver Agreement (the “Sixth Amendment”) which waived the Company’s failure to comply with certain financial covenants of the 2004 Credit Facility during the fiscal quarter ended June 30, 2006 until the earlier of (i) September 30, 2006 or (ii) the occurrence of a “waiver default,” which is a breach by the Company of any covenant, a material breach of any representation and warranty or the occurrence of any default or event of default under the 2004 Credit Facility, other than the defaults which were temporarily waived by the Sixth Amendment. The Sixth Amendment

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

7. Long-term Debt (continued)

further amended the 2004 Credit Facility to reduce the total commitment to $50,000 and provided for a letter of credit limit of $50,000 less the face amount of letters of credit issued prior to August 18, 2006, and provided that each new letter of credit must be fully cash collateralized and that a letter of credit fee of 0.25 percent be paid for each cash collateralized letter of credit. The Sixth Amendment expired on September 30, 2006, and availability under the 2004 Credit Facility was reduced to zero. On October 27, 2006, the Company entered into a new $100,000 synthetic credit facility and reissued under this facility all the then outstanding letters of credit (see “2006 Credit Facility” above).

Capital Leases

Assets held under capital leases are summarized below:

	December 31,
	2006	2005
Construction equipment	$10,662	$—
Land and buildings	1,446	—
Furniture and equipment	535	535

Total assets held under capital lease	12,643	535
Less accumulated amortization	(1,572)	(312)

Net assets under capital lease	$11,071	$223

The following are the minimum lease payments for assets financed under capital lease arrangements as of December 31, 2006:

Fiscal year:
2007	$5,480
2008	4,198
2009	3,466
2010	—
2011	—
Thereafter	—

Total minimum lease payments under capital leases	13,144
Less: interest expense	(1,543)

Net minimum lease payments under capital leases	11,601
Less: current portion of net minimum lease payments	(4,524)

Long-term net minimum lease payments	$7,077

Other Obligations

The Company has various notes payable, generally related to equipment financing, and local revolving credit facilities. All are at market interest rates, and are collateralized by certain vehicles, equipment and/or real estate.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

7. Long-term Debt (continued)

The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $4,582 at December 31, 2006. There were no outstanding borrowings made under these facilities at December 31, 2006 or 2005.

8. Retirement Benefits

The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of four percent of salary, in the form of cash. All contributions in the form of WGI common stock were suspended in 2005, and removed as an option on January 9, 2006. Company contributions for the plans were $1,761, $1,909, and $1,423 (including WGI common stock valued at $0, $80 and $221) in 2006, 2005 and 2004, respectively.

9. Income Taxes

The tax regimes of the countries in which the Company operates affect the consolidated income tax provision of the Company and its effective tax rate. The effective consolidated tax rate differs from the United States (“U.S.”) federal statutory rate as tax rates and methods of determining taxes payable are different in each country. Moreover, losses from one country generally cannot be used to offset taxable income from another country and, in some cases, certain expenses are not deductible for tax purposes. Income (loss) before income taxes and the provision (benefit) for income taxes in the consolidated statements of operations consist of:

	Year Ended December 31,
	2006	2005	2004
Income (loss) before income taxes:
Other countries	$(15,468)	$(27,977)	$16,100
United States	(4,259)	(816)	(10,831)

	$(19,727)	$(28,793)	$5,269

	Year Ended December 31,
	2006	2005	2004
Provision (benefit) for income taxes:

Current provision (benefit):
Other countries	$901	$305	$564
United States:
Federal	368	(1,214)	(3,369)
State	737	931	323

	2,006	22	(2,482)

Deferred tax expense (benefit):
Other countries	1,644	(1,317)	2,087
United States	(1,342)	2,963	(632)

	302	1,646	(1,455)

Total provision (benefit) for income taxes	$2,308	$1,668	$(1,027)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

9. Income Taxes (continued)

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company and many of its subsidiaries are Panamanian companies. Panamanian tax law is based on territorial principles and does not impose income tax on income earned outside of Panama.

The Company’s principal international operations are in Oman. The Company’s subsidiary in Oman is subject to a corporate income tax rate of 12 percent.

In 2004, the Company had foreign earnings which were non-taxable due to exemptions or tax holidays in certain countries. Non-taxable foreign earnings for taxable year 2004 were $5,066. The Company did not have any non-taxable foreign earnings for taxable years 2005 and 2006.

The Company’s subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. For 2006, the Company’s subsidiaries operating in Canada are subject to a federal income tax rate of 22.12 percent and a provincial income tax of 10.37 percent.

A reconciliation of the differences between the provision for income tax computed at the appropriate statutory rates and the reported provision for income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
Income tax provision at statutory rate (Panama)	$—	$—	$—

Taxes on foreign earnings at greater than Panama rate	2,230	(2,063)	4,246
Taxes on U.S. earnings at greater than Panama rate	(1,785)	108	(3,537)
U.S. state taxes	527	1,201	(142)
U.S. and Canadian permanent tax adjustments	1,336	1,132	—
U.S. alternative minimum tax	—	239	—
Change in valuation allowance	—	1,051	(1,594)

	$2,308	$1,668	$(1,027)

The Company has total net tax assets equal to $6,173. The Company is owed tax refunds of $3,436, which have been included in the Company’s prepaid expenses. These refunds were primarily the result of the Company’s ability to carry a significant portion of losses recognized in 2004 back to 2002 in order to offset taxable income recognized in that year. For 2006, the Company owes various federal and state/provincial tax authorities $1,669, and this amount is included in accrued income taxes.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

9. Income Taxes (continued)

The Company has net deferred tax assets of $5,064 at December 31, 2006. The principal components of the Company’s net deferred tax assets are:

	December 31,
	2006	2005
Deferred tax assets:
Self insured medical accrual	$304	$211
Accrued vacation	594	637
Non-U.S. tax net operating loss carry forwards	12,410	15,404
U.S. tax net operating loss carry forwards	2,570	449
Alternative minimum tax	—	239
Deferred compensation	2,284	753
Debt issue cost amortization	—	297
Estimated loss	897	—
Other	143	469

Gross deferred tax assets	19,202	18,459
Valuation allowance	(12,410)	(14,212)

Deferred tax assets, net of valuation allowance	6,792	4,247
Deferred tax liabilities:
Property, plant and equipment	(786)	(113)
Prepaid expenses	(941)	—
Other	(1)	—
Deferred tax liabilities	(1,728)	(113)

Net deferred tax assets	$5,064	$4,134

The net deferred tax assets by geographical location are as follows:

	December 31,
	2006	2005
United States	$5,144	$2,669
Other countries	(80)	1,465

Net deferred tax assets	$5,064	$4,134

The ultimate realization of deferred tax assets related to net operating loss carry forwards (including state net operating loss carry forwards) is dependent upon the generation of future taxable income in a particular tax jurisdiction during the periods in which the use of such net operating losses are allowed. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. In 2006, the Company utilized United States and Canada federal net operating losses of $14,854 and utilized state/provincial net operating losses of $4,236.

At December 31, 2006, the Company has remaining U.S. net operating loss carry forwards of $6,741 and state net operating loss carry forwards of $7,769. The Company’s federal net operating losses expire in 2013. A state net operating loss generally expires after five years in which the net operating loss was incurred. Based

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

9. Income Taxes (continued)

upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses can be utilized to offset taxable income, management believes that the Company will realize the tax benefits of $2,564 from these loss carry forwards.

We note that the Company’s U.S. subsidiaries report taxable income on a consolidated tax return, which includes income from discontinued operations. The net operating losses of the consolidated group are shared by each subsidiary in the consolidated group, including the Willbros Mt. West subsidiary in which a portion of its operations were discontinued. The table of deferred tax assets set forth above for 2005 reflected only a portion of the federal net operating loss that could have been used by the Company’s U.S. subsidiaries continuing operations. Net operating losses in the amount of $10,269 for 2005 were allocated to discontinued operations in order to offset any taxable gain derived from the sale of the Opal TXP-4 gas production facility. However, based on the Company’s tax position, the net operating losses previously allocated to discontinued operations, were allocated instead to continuing operations, thereby increasing the Company’s net operating loss deferred tax asset.

The Company also has net operating loss carry forwards derived in the United Kingdom, Bolivia, and Pakistan of $43,154 as set forth below. The tax benefit from these net operating losses has been fully reserved and the total valuation allowance at December 31, 2006 is $43,154. The Company also has written off previously recorded tax assets fully reserved for because the Company does not have work planned in those countries in the future, there is no risk of a future taxable event, and/or net operating loss carry forwards have expired.

United Kingdom	$31,783	(16,167 Pounds)
Bolivia	11,281	(93,602 Bolivianos)
Pakistan	90	(5,485 Rupees)

Total	$43,154

10. Stockholders’ Equity

Private Sale of Equity

On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. The selling price was $14.00 per share which was a discount of approximately 10 percent based on the Company’s closing stock price of $15.50 on October 24, 2006. Net proceeds will be used for general corporate purposes primarily to support the start up of several new projects in the United States and Canada. In conjunction with the private placement the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option pricing model. At December 31, 2006, all warrants to purchase common stock remained outstanding.

Stockholder Rights Plan

On April 1, 1999, the Company adopted a Stockholder Rights Plan and declared a distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of the Company’s common stock. The

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

10. Stockholders’ Equity (continued)

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

Stock Ownership Plans

The information contained in this note pertains to continuing and discontinued operations.

During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan, and the Director Plan, was increased to 4,075,000 and 225,000, respectively, by stockholder approval. The Director Plan expired August 14, 2006, In 2006, the Company established the 2006 Director Restricted Stock Plan (the 2006 Director Plan) with 50,000 shares authorized for issuance to grant shares of restricted stock to non-employee directors.

Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan vest six months after the date of grant. Restricted stock granted under the 2006 Director Plan vests one year after the date of grant. At December 31, 2006, the 1996 Plan had 791,236 shares and the 2006 Director Plan had 46,884 shares available for grant. There are an additional 356,000 shares in the 2006 Stock Plan reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. During the year ended December 31, 2006, $3,247 of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective application method. Under this method, compensation cost recognized during the

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

10. Stockholders’ Equity (continued)

year ended December 31, 2006 includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro forma footnote disclosures in the Company’s SEC reports), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date. Results for prior periods have not been adjusted.

As a result of adopting SFAS No. 123R, the loss from continuing operations before income taxes and the net loss for the year ended December 31, 2006 both increased by $518 due to the additional compensation expense recorded. For the year ended December 31, 2006, basic and diluted earnings per share were both negatively impacted by $.02 due to the implementation of SFAS No. 123R.

Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Recognition of share-based compensation related to RSU’s was not impacted by the adoption of SFAS No. 123R. Expense from both stock options and RSU’s totaled $7,240, for the year ended December 31, 2006. The Company had no tax benefits related to either stock options or RSU’s during the year ended December 31, 2006.

Prior to January 1, 2006, the Company accounted for awards granted under the stock ownership plans following the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123. Because it is the Company’s policy to grant stock options at the market price on the date of grant, the intrinsic value of these grants was zero and, therefore, no compensation expense was recorded. Under the modified prospective application method, results for prior periods have not been adjusted to reflect the effects of implementing SFAS No. 123R. The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation prior to January 1, 2006:

	Year Ended December 31,
	2005	2004
Net loss as reported	$(38,780)	$(20,815)
Add stock-based employee compensation included in net income	2,558	606
Less stock-based employee compensation determined under fair value method	(3,098)	(1,431)

Pro forma net loss	$(39,320)	$(21,640)

Loss per share:
Basic, as reported	$(1.82)	$(0.99)

Basic, pro forma	$(1.85)	$(1.03)

Diluted, as reported	$(1.82)	$(0.99)

Diluted, pro forma	$(1.85)	$(1.03)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

10. Stockholders’ Equity (continued)

The fair value of granted options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Weighted average grant date fair value	$6.36	$6.75	$4.02
Weighted average assumptions used:
Expected option life in years	3.50	3.00	3.00
Risk-free interest rate	4.56%	2.28%	0.97%
Dividend yield	—	—	—
Volatility	44.05%	43.61%	45.41%

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

The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	887,270	$11.76	954,020	$11.57	1,447,399	$10.68
Granted	250,000	17.06	30,000	21.19	45,000	12.73
Exercised	296,520	11.41	33,750	10.09	478,879	8.69
Forfeited	34,000	13.68	63,000	13.47	59,500	13.67

Outstanding, end of year	806,750	$13.46	887,270	$11.76	954,020	$11.57

Exercisable at end of year	604,250	$12.20	864,020	$11.83	926,520	$11.59

As of December 31, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $4,450 and $4,106, respectively. The weighted average remaining contractual term of outstanding options is 6.00 years and the weighted average remaining contractual term of the exercisable options is 4.84 years at December 31, 2006. The total intrinsic value of options exercised was $2,639, $298 and $3,689 during the years ended December 31, 2006, 2005 and 2004 respectively. There was no tax benefit realized related to those exercises.

The total fair value of options vested during the years ended December 31, 2006, 2005, and 2004 was $357, $829 and $1,059, respectively.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

10. Stockholders’ Equity (continued)

The Company’s nonvested options at December 31, 2006 and the changes in nonvested options during the year ended December 31, 2006 are as follows

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, beginning of year	23,250	3.79
Granted	250,000	6.36
Vested	67,000	5.33
Forfeited or expired	3,750	6.67

Nonvested, end of year	202,500	6.40

The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2006		2005		2004
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Outstanding, beginning of year	441,375	19.61	209,500	12.64	—	0.00
Granted	278,116	17.86	343,000	22.31	226,500	12.62
Vested, shares released	402,250	19.76	48,375	12.88	—	0.00
Forfeited	17,125	17.59	62,750	16.32	17,000	12.38

Outstanding, end of year	300,116	17.85	441,375	19.61	209,500	12.64

The RSU’s outstanding at December 31, 2006 include 225,000 RSU’s which are vested but have a deferred share issuance date. The total fair value of RSU’s vested during the years ended December 31, 2006 and 2005 was $6,990 and $1,583 respectively.

As of December 31, 2006, there was a total of $4,151 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 1.64 years.

In March 2002, certain officers of the Company borrowed a total of $1,307 under the Employee Stock Purchase Program, which permitted selected executives and officers (exclusive of the Chief Executive Officer) to borrow from the Company up to 100 percent of the funds required to exercise vested stock options. The loans are full recourse, non-interest bearing for a period of up to five years and are collateralized by the related stock. The difference of $434 between the discounted value of the loans and the fair market value of the stock on the date of exercise, and $119 representing the difference between the exercise price of certain options and the fair market value of the stock was recorded as compensation expense at the date of exercise. The notes were recorded at the discounted value, and the discount was amortized as interest income over the periods the notes were outstanding. The net loans receivable are presented as a reduction of stockholders’ equity. The maximum loan amount any one officer may have outstanding under the Employee Stock Purchase Program is $250. In accordance with The Sarbanes-Oxley Act of 2002, the Company no longer makes loans to executive officers of the Company. All loans were settled in 2006.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

11. Income (Loss) Per Common Share

Basic and diluted income (loss) per common share are computed as follows:

	Year Ended December 31,
	2006	2005	2004
Income (loss) from continuing operations applicable to common shares	$(22,035)	$(30,461)	$6,296

Weighted average number of common shares outstanding for basic income per share	22,440,742	21,258,211	20,922,002
Weighted average number of dilutive potential common shares outstanding	—	—	—

Weighted average number of common shares outstanding for diluted income per share	22,440,742	21,258,211	20,922,002

Income (loss) from continuing operations per common share:
Basic	$(0.98)	$(1.43)	$0.30

Diluted	$(0.98)	$(1.43)	$0.30

The Company incurred net losses for the years ended December 31, 2006 and 2005 and has therefore excluded the securities listed below from the computation of diluted income (loss) per share as the effect would be anti-dilutive:

	Year Ended December 31,
	2006	2005	2004
2.75% Convertible Senior Notes	3,595,277	3,595,277	3,595,277
6.5% Senior Convertible Notes	4,813,171	3,702,439	—
Stock options	806,750	887,270	954,020
Warrants to purchase common stock	558,354	—	—
Restricted stock	274,241	275,000	166,000

	10,047,793	8,459,986	4,715,297

In accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the 8,408,448 shares issuable upon conversion of the convertible notes will be included in diluted income (loss) per share if those securities are dilutive, regardless of whether the market trigger prices of $19.47 and $17.56, respectively, have been met.

12. Segment Information

The Company’s segments are strategic business units that are managed separately as each has different operational requirements and marketing strategies. Because of the composition of work and the nuances of the geographic markets the Company serves, the Company has managed and reported operating results on a geographic basis consisting of two operating segments: United States & Canada and International. The International segment consists of all construction, engineering and facilities development operations in countries other than the United States and Canada. Currently such operations are primarily in the Middle East. The United States & Canada segment consists of all construction, engineering and facilities development operations in the

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

12. Segment Information (continued)

United States and Canada. The Company’s corporate operations include the general and administrative and financing functions of the organization. The costs of these functions are allocated between the two operating segments. The Company’s corporate operations also include various other assets that are allocated between the two operating segments. Inter-segment revenue and revenue between geographic areas are not material.

The tables below reflect the Company’s business segments as of and for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31, 2006
	Total	International	United States & Canada
Revenue	$543,259	$69,214	$474,045
Operating expense:
Contract	489,494	60,043	429,451
Depreciation and amortization	12,430	1,878	10,552
General and administrative	53,366	7,731	45,635

	555,290	69,652	485,638

Operating loss	$(12,031)	$(438)	$(11,593)

	Year Ended December 31, 2005
	Total	International	United States & Canada
Revenue	$294,479	$25,473	$269,006
Operating expense:
Contract	266,072	23,601	242,471
Depreciation and amortization	11,688	2,715	8,973
General and administrative	42,350	21,840	20,510

	320,110	48,156	271,954

Operating loss	$(25,631)	$(22,683)	$(2,948)

	Year Ended December 31, 2004
	Total	International	United States & Canada
Revenue	$272,794	$101,216	$171,578
Operating expense:
Contract	222,357	70,098	152,259
Depreciation and amortization	9,776	2,865	6,911
General and administrative	32,525	10,076	22,449

	264,658	83,039	181,619

Operating income (loss)	$8,136	$18,177	$(10,041)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

12. Segment Information (continued)

Capital expenditures by segment are presented below:

	Year Ended December 31,
	2006	2005	2004
United States & Canada	$7,324	$24,757	$15,177
International	4,940	354	556

Total	$12,264	$25,111	$15,733

Total assets by segment are presented below:

	December 31,
	2006	2005
United States & Canada	$217,439	$214,108
International	76,623	23,678

Total assets, continuing operations	$294,062	$237,786

Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

Customers representing more than 10 percent of total contract revenue are as follows:

	Year Ended December 31,
	2006	2005	2004
Customer A	13%	—%	—%
Customer B	11	—	—
Customer C	—	18	20
Customer D	—	—	10

	24%	18%	30%

Information about the Company’s operations in its work countries is shown below:

	Year Ended December 31,
	2006	2005	2004
Contract revenue:
United States(1)	$312,121	$214,252	$138,054
Canada	161,924	54,754	33,524
Oman	69,214	25,294	36,846
Ecuador	—	179	3,222
Iraq	—	—	54,029
Bolivia	—	—	6,368
Cameroon	—	—	336
Australia	—	—	415

	$543,259	$294,479	$272,794

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

12. Segment Information (continued)

(1)	Net of inter-country revenue of $20,922 in 2006, $27,980 in 2005, and $11,160 in 2004.

	December 31,
	2006	2005
Long-lived assets:
United States	33,115	29,956
Canada	21,666	20,567
Oman	7,858	4,040
Bolivia	551	1,011
Other	2,157	4,132

	$65,347	$59,706

13. Contingencies, Commitments and Other Circumstances

On January 6, 2005, J. Kenneth Tillery, then President of Willbros International, Inc. (“WII”), who was principally responsible for international operations, including Bolivian operations, resigned from the Company. Following Mr. Tillery’s resignation, the Audit Committee, working with independent outside legal counsel and forensic accountants retained by such legal counsel, commenced an independent investigation into the circumstances surrounding the Bolivian tax assessment and the actions of Mr. Tillery in other international locations. The Audit Committee’s investigation identified payments that were made by or at the direction of Mr. Tillery in Bolivia, Nigeria and Ecuador, which may have been in violation of the United States Foreign Corrupt Practices Act (“FCPA”) and other United States laws. The investigation also revealed that Mr. Tillery authorized numerous transactions between Company subsidiaries and entities in which he apparently held an ownership interest or exercised significant control (See Note 16—Related Party Transactions below). In addition, the Company has learned that certain acts carried out by Mr. Tillery and others acting under his direction with respect to a bid for work in Sudan may constitute facilitation efforts prohibited by U.S. law, a violation of U.S. trade sanctions and the unauthorized export of technical information.

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

The Company is cooperating fully with each of these investigations. If the Company or one of its subsidiaries is found to have violated the FCPA, that entity could be subject to civil penalties of up to $650 per violation and criminal penalties of up to the greater of $2,000 per violation or twice the gross pecuniary gain resulting from the improper conduct. If the Company or one of its subsidiaries is found to have violated trade sanctions or U.S. export restrictions, that entity could be subject to civil penalties of up to $11 per violation and criminal penalties of up to $250 per violation. There may be other penalties that could apply under other U.S. laws or the laws of foreign jurisdictions. While the consequences of these investigations on the Company and its subsidiaries are uncertain, the possible consequences include—but are not limited to—debarment from participating in future U.S. government contracts and from participating in certain U.S. export transactions,

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

13. Contingencies, Commitments and Other Circumstances (continued)

default of existing credit facilities, restricted access to capital markets and insurance and harm to existing and future commercial relationships. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company’s exposure to civil or criminal fines or penalties, or other regulatory action which could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s ability to obtain and retain business and to collect outstanding receivables in current or future operating locations could be negatively affected.

On May 18, 2005 a securities class-action lawsuit, captioned Legion Partners, LLP v. Willbros Group, Inc. et al., was filed in the United States District Court for the Southern District of Texas against the Company and certain of its present and former officers and directors. Thereafter, three nearly identical lawsuits were filed. Plaintiffs purport to represent a class composed of all persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive. The complaint seeks unspecified monetary damages and other relief. WGI filed a motion to dismiss the complaint on March 9, 2006, and briefing on that motion was completed on June 14, 2006. While the motion to dismiss was pending, WGI reached a settlement in principle with the Lead Plaintiff and the parties signed a Memorandum of Understanding (“Settlement”). The Settlement provides for a payment of $10,500 to resolve all claims against all defendants. On February 15, 2007, the U.S. District Court for the Southern District of Texas issued an Order approving the Settlement. The Order dismissed with prejudice all claims against all defendants. No members of the settlement class exercised their right to be excluded from or object to the final settlement, which was funded by the Company’s insurance carrier. The Court’s Order ends the class action litigation.

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

At December 31, 2006 and 2005, other assets and accounts receivable of the Discontinued Operations include anticipated recoveries from insurance or third parties of $1,191 and $4,656, respectively, primarily

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

13. Contingencies, Commitments and Other Circumstances (continued)

related to the repair of pipelines. The Company believes the recovery of these costs from insurance or other parties is probable. Actual recoveries may vary from these estimates.

Certain post-contract completion audits and reviews are periodically conducted by clients and/or government entities. While there can be no assurance that claims will not be received as a result of such audits and reviews, management does not believe a legitimate basis exists for any material claims. At the present time it is not possible for management to estimate the likelihood of such claims being asserted or, if asserted, the amount or nature thereof.

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, insurance bonds and financial guarantees. Contracts with the Company’s customers may require the Company to provide letters of credit or insurance bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or insurance bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At December 31, 2006, the Company had approximately $41,920 of letters of credit related to continuing operations and $22,625 of letters of credit related to Discontinued Operations in Nigeria. Additionally, the Company had $99,050 of insurance bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make. The Company had no liability recorded as of December 31, 2006, related to these commitments.

In connection with the private placement of the 6.5% Notes on December 23, 2005, the Company entered into a Registration Rights Agreement with the Purchasers. The Registration Rights Agreement requires the Company to file a registration statement with respect to the resale of the shares of the Company’s common stock issuable upon conversion of the 6.5% Notes no later than June 30, 2006 and to use its best efforts to cause such registration statement to be declared effective no later than December 31, 2006. The Company is also required to keep the registration statement effective after December 31, 2006. In the event the Company is unable to satisfy its obligations under the Registration Rights Agreement, the Company will owe additional interest to the holders of the 6.5% Notes at a rate per annum equal to 0.5 percent of the principal amount of the 6.5% Notes for the first 90 days and 1.0 percent per annum from and after the 91st day following such event. The Company filed the registration statement on June 30, 2006 and it was declared effective on January 18, 2007 by the SEC. As such, the Company will pay an additional $22 of penalty interest to the holders of the 6.5% Notes, as a result of the registration statement having been declared effective after December 31, 2006.

In connection with the private placement of common stock and warrants on October 27, 2006, the Company entered into a Registration Rights Agreement with the buyers (the “2006 Registration Rights Agreement”). The 2006 Registration Rights Agreement requires the Company to file a registration statement with respect to the resale of the common stock, including the common stock underlying the warrants, no later than 60 days after the closing of the private placement, and to use its reasonable best efforts to cause the registration statement to be declared effective no later than 120 days after the closing of the private placement. In the event of a delay in the filing or effectiveness of the registration statement, or for any period during which the effectiveness of the registration statement is not maintained or is suspended by the Company other than as permitted under the 2006 Registration Rights Agreement, the Company will be required to pay each buyer an amount in cash equal to 1.25 percent of such buyer’s aggregate purchase price of its common stock and warrants, but the Company shall not be required to pay any buyer an aggregate amount that exceeds 10 percent of such buyer’s aggregate purchase price.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

13. Contingencies, Commitments and Other Circumstances (continued)

In addition to the matters discussed above, the Company is a party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position.

The Company has certain operating leases for office and camp facilities. Rental expense for continuing operations, excluding daily rentals and reimbursable rentals under cost plus contracts, was $2,079 in 2006, $2,216 in 2005, and $2,938 in 2004. Minimum lease commitments under operating leases as of December 31, 2006, totaled $17,650 and are payable as follows: 2007, $7,755; 2008, $5,270; 2009, $2,701; 2010, $1,062; 2011, $862 and thereafter, $0.

The Company has a 50 percent interest in a pipeline construction joint venture for the Chad-Cameroon Pipeline Project in Africa. This project was completed in 2003, and the Company adjusted its investment in the joint venture to zero. Since 2004, activity for the 50 percent owned joint venture was limited to warranty work, which was accrued in prior years. The summarized balance sheet information at December 31, 2006 and 2005 reflects this decreased level of activity.

	December 31,
	2006	2005
Current assets	$123	$351
Non-current assets	—	—

Total assets	$123	$351

Current liabilities	$123	$351
Equity	—	—

Total liabilities and equity	$123	$351

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

14. Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 is presented below. The total of the quarterly income (loss) per share amounts may not equal the per share amounts for the full year due to the manner in which earnings (loss) per share is calculated.

Year 2006 Quarter Ended	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Total 2006
Contract revenue	$107,586	$119,128	$125,466	$191,079	$543,259
Contract margin	6,126	13,381	12,048	22,210	53,765
Pre-tax loss	(8,796)	(3,418)	(4,586)	(2,927)	(19,727)
Loss from continuing operations	(8,541)	(5,104)	(4,965)	(3,425)	(22,035)
Income (loss) from discontinued operations	3,948	(33,048)	(17,136)	(37,166)	(83,402)

Net loss	$(4,593)	$(38,152)	$(22,101)	$(40,591)	$(105,437)

Basic income (loss) per share:
Continuing operations	$(0.40)	$(0.24)	$(0.23)	$(0.14)	$(0.98)
Discontinued operations	0.18	(1.53)	(0.80)	(1.47)	(3.72)

Net loss	$(0.22)	$(1.77)	$(1.03)	$(1.61)	$(4.70)

Diluted income (loss) per share:
Continuing operations	$(0.40)	$(0.24)	$(0.23)	$(0.14)	$(0.98)
Discontinued operations	0.18	(1.53)	(0.80)	(1.47)	(3.72)

Net loss	$(0.22)	$(1.77)	$(1.03)	$(1.61)	$(4.70)

Contract revenue	$43,443	$68,050	$65,034	$117,952	$294,479
Contract margin	1,752	7,798	5,604	13,253	28,407
Pre-tax loss	(10,594)	(5,165)	(10,044)	(2,990)	(28,793)
Loss from continuing operations	(8,732)	(6,153)	(8,950)	(6,626)	(30,461)
Income (loss) from discontinued operations	(1,166)	(3,766)	(8,603)	5,216	(8,319)

Net loss	$(9,898)	$(9,919)	$(17,553)	$(1,410)	$(38,780)

Basic income (loss) per share:
Continuing operations	$(0.41)	$(0.29)	$(0.42)	$(0.32)	$(1.43)
Discontinued operations	(0.06)	(0.18)	(0.41)	0.25	(0.39)

Net loss	$(0.47)	$(0.47)	$(0.83)	$(0.07)	$(1.82)

Diluted income (loss) per share:
Continuing operations	$(0.41)	$(0.29)	$(0.42)	$(0.32)	$(1.43)
Discontinued operations	(0.06)	(0.18)	(0.41)	0.25	(0.39)

Net loss	$(0.47)	$(0.47)	$(0.83)	$(0.07)	$(1.82)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

14. Quarterly Financial Data (Unaudited) (continued)

Additional Notes:

•

The decision to sell the business operations and assets in Nigeria and Venezuela, and the TXP-4 Plant in Opal, Wyoming, in 2006 resulted in their reclassification to discontinued operations in all periods presented.

•

The quarters ended 2005 and March 31, 2006 were restated to reflect this reclassification in Form 8-K filed on December 8, 2006. See Note 2—Discontinuance of Operations and Asset Disposal of the consolidated financial statements for further discussion of discontinued operations.

•	The income from discontinued operations in the quarter ended March 31, 2006 includes a gain on sale of the TXP-4 Plant in Opal, Wyoming, of $1,342 net of tax.

•	On November 28, 2006, the Company completed the sale of its operations and assets in Venezuela, recognizing no gain.

•	In the fourth quarter of 2006 the Company recognized a loss provision on a Nigeria project of $26,657, which contributed to the 2006 loss from Discontinued Operations.

The Company derives its revenue from contracts with durations from a few weeks to several months or in some cases, more than a year. Unit-price contracts provide relatively even quarterly results. However, major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the method by which revenue is recognized.

15. Parent, Guarantor, Non-Guarantor Condensed Consolidating Financial Statements

Set forth below are the condensed, consolidating financial statements of (a) WGI, (b) WUSAI, which is a guarantor of the 6.5% Notes and (c) all other direct and indirect subsidiaries which are not guarantors of the 6.5% Notes. There are currently no restrictions on the ability of WUSAI to transfer funds to WGI in the form of cash dividends or advances. Under the terms of the Indenture for the 6.5% Notes, WUSAI may not sell or otherwise dispose of all or substantially all of its assets to, or merge with or into another entity, other than the Company, unless no default exists under the Indenture and the acquirer assumes all of the obligations of WUSAI under the Indenture. WGI is a holding company with no significant operations, other than through its subsidiaries.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

15. Parent, Guarantor, Non-Guarantor Condensed Consolidating Financial Statements (continued)

The condensed, consolidating financial statements are presented as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006. The condensed, consolidating financial statements present investments in consolidated subsidiaries using the equity method of accounting.

Condensed Consolidating Balance Sheets

	December 31, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,776	$4,895	$7,972	$—	$37,643
Accounts receivable, net	32	81,004	56,068	—	137,104
Contract cost and recognized income not yet billed	—	2,225	8,802	—	11,027
Prepaid expenses	3	16,092	1,204	—	17,299
Parts and supplies inventories	—	560	1,509	—	2,069
Assets of discontinued operations	—	—	294,192	—	294,192
Receivables from affiliated companies	280,853	—	—	(280,853)	—

Total current assets	305,664	104,776	369,747	(280,853)	499,334
Deferred tax assets	—	5,144	(80)	—	5,064
Property, plant and equipment, net	—	33,115	32,232	—	65,347
Investment in subsidiaries	(42,228)	—	—	42,228	—
Other assets	6,344	5,007	7,158	—	18,509

Total assets	$269,780	$148,042	$409,057	$(238,625)	$588,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$4,382	$1,180	$—	$5,562
Accounts payable and accrued liabilities	17,349	63,120	41,883	—	122,352
Contract billings in excess of cost and recognized income	—	14,779	168	—	14,947
Accrued income tax	—	1,657	1,899	—	3,556
Liabilities of discontinued operations	—	—	353,980	(171,888)	182,092
Payables to affiliated companies	—	22,923	86,042	(108,965)	—

Total current liabilities	17,349	106,861	485,152	(280,853)	328,509
Long-term debt	154,500	7,077	—	—	161,577
Other liabilities	—	—	237	—	237

Total liabilities	171,849	113,938	485,389	(280,853)	490,323
Stockholders’ equity:
Common stock	1,292	8	32	(40)	1,292
Capital in excess of par value	217,036	89,156	8,526	(97,682)	217,036
Retained earnings (deficit)	(120,603)	(55,060)	(84,177)	139,237	(120,603)
Other stockholders’ equity components	206	—	(713)	713	206

Total stockholders’ equity	97,931	34,104	(76,332)	42,228	97,931

Total liabilities and stockholders’ equity	$269,780	$148,042	$409,057	$(238,625)	$588,254

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

15. Parent, Guarantor, Non-Guarantor Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Balance Sheets—(Continued)

	December 31, 2005(1)
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$58,794	$(5,240)	$2,379	$—	$55,933
Accounts receivable, net	196	61,807	22,000	—	84,003
Contract cost and recognized income not yet billed	—	5,839	1,780	—	7,619
Prepaid expenses	—	10,300	1,571	—	11,871
Parts and supplies inventories	—	701	1,808	—	2,509
Assets of discontinued operations	—	23,049	238,050	—	261,099
Receivables from affiliated companies	173,080	—	—	(173,080)	—

Total current assets	232,070	96,456	267,588	(173,080)	423,034
Deferred tax assets	—	2,669	1,465	—	4,134
Property, plant and equipment, net	—	29,956	29,750	—	59,706
Investment in subsidiaries	46,158	—	—	(46,158)	—
Other assets	3,412	3,301	5,298	—	12,011

Total assets	$281,640	$132,382	$304,101	$(219,238)	$498,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$2,671	$9	$—	$2,680
Accounts payable and accrued liabilities	1,406	45,631	20,562	—	67,599
Contract billings in excess of cost and recognized income	—	1,123	219	—	1,342
Accrued income tax	—	1,308	1,060	—	2,368
Liabilities of discontinued operations	—	880	156,876	(13,671)	144,085
Payables to affiliated companies	—	44,183	115,226	(159,409)	—

Total current liabilities	1,406	95,796	293,952	(173,080)	218,074
Long-term debt	135,000	334	6	—	135,340
Other liabilities	—	—	237	—	237

Total liabilities	136,406	96,130	294,195	(173,080)	353,651
Stockholders’ equity:
Common stock	1,082	8	32	(40)	1,082
Capital in excess of par value	161,596	89,156	8,526	(97,682)	161,596
Retained earnings (deficit)	(15,166)	(52,912)	1,585	51,327	(15,166)
Other stockholders’ equity components	(2,278)	—	(237)	237	(2,278)

Total stockholders’ equity	145,234	36,252	9,906	(46,158)	145,234

Total liabilities and stockholders’ equity	$281,640	$132,382	$304,101	$(219,238)	$498,885

(1)	Certain amounts have been reclassified to conform to the current classification of costs between the Guarantor and the Non-guarantor.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

15. Parent, Guarantor, Non-Guarantor Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$338,459	$226,095	$(21,295)	$543,259
Operating expenses:
Contract costs	—	290,290	199,204	—	489,494
Depreciation and amortization	—	8,490	3,940	—	12,430
General and administrative	10,617	43,462	20,582	(21,295)	53,366

Operating income (loss)	(10,617)	(3,783)	2,369	—	(12,031)

Other income (expense):
Equity in loss of consolidated subsidiaries	(87,910)	—	—	87,910	—
Interest—net	(6,909)	(865)	(491)	—	(8,265)
Other—net	(1)	389	181	—	569

Income (loss) from continuing operations before income taxes	(105,437)	(4,259)	2,059	87,910	(19,727)
Provision (benefit) for income taxes	—	(236)	2,544	—	2,308

Net loss from continuing operations	(105,437)	(4,023)	(485)	87,910	(22,035)
Income (loss) from discontinued operation net of provision for income taxes	—	1,875	(85,277)	—	(83,402)

Net loss	$(105,437)	$(2,148)	$(85,762)	$87,910	$(105,437)

	Year Ended December 31, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$230,464	$80,225	$(16,210)	$294,479
Operating expenses:
Contract costs	2	192,194	73,876	—	266,072
Depreciation and amortization	—	7,242	4,446	—	11,688
General and administrative	6,035	30,055	22,470	(16,210)	42,350

Operating income (loss)	(6,037)	973	(20,567)	—	(25,631)
Other income (expense):
Equity in loss of consolidated subsidiaries	(31,096)	—	—	31,096	—
Interest—net	(1,861)	(1,151)	(892)	—	(3,904)
Other—net	(241)	493	490	—	742

Income (loss) from continuing operations before income taxes	(39,235)	315	(20,969)	31,096	(28,793)
Provision (benefit) for income taxes	(455)	3,134	(1,011)	—	1,668

Net loss from continuing operations	(38,780)	(2,819)	(19,958)	31,096	(30,461)
Income (loss) from discontinued operation net of provision for income taxes	—	2,613	(10,932)	—	(8,319)

Net loss	$(38,780)	$(206)	$(30,890)	$31,096	$(38,780)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

15. Parent, Guarantor, Non-Guarantor Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Statements of Operations—(Continued)

	Year Ended December 31, 2004
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$144,931	$134,739	$(6,876)	$272,794
Operating expenses:
Contract costs	(3)	125,364	96,996	—	222,357
Depreciation and amortization	—	5,188	4,588	—	9,776
General and administrative	4,271	24,678	10,452	(6,876)	32,525

Operating income (loss)	(4,268)	(10,299)	22,703	—	8,136
Other income (expense):
Equity in loss of consolidated subsidiaries	(14,571)	—	—	14,571	—
Interest—net	(1,521)	(423)	(536)	—	(2,480)
Other—net	—	(174)	(213)	—	(387)

Income (loss) from continuing operations before income taxes	(20,360)	(10,896)	21,954	14,571	5,269
Provision (benefit) for income taxes	455	(4,012)	2,530	—	(1,027)

Net income (loss) from continuing operations	(20,815)	(6,884)	19,424	14,571	6,296
Income (loss) from discontinued operation net of provision for income taxes	—	3,144	(30,255)	—	(27,111)

Net loss	$(20,815)	$(3,740)	$(10,831)	$14,571	$(20,815)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

15. Parent, Guarantor, Non-Guarantor Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities of continuing operations	$(9,563)	$21,252	$(17,118)	$—	$(5,429)
Net cash flows provided by (used in) operating activities of discontinued operations	—	995	(98,918)	—	(97,923)

Cash provided by (used in) operating activities	(9,563)	22,247	(116,036)	—	(103,352)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	3,131	532	—	3,663
Proceeds from sale of discontinued operations	16,532	25,082	6,900	—	48,514
Purchases of property, plant and equipment	—	(3,926)	(7,447)	—	(11,373)

Cash provided by (used in) investing activities of continuing operations	16,532	24,287	(15)	—	40,804
Net cash flows used in investing activities of discontinued operations	—	—	(7,431)	—	(7,431)

Cash provided by (used in) investing activities	16,532	24,287	(7,446)	—	33,373
Cash flows from financing activities:
Proceeds from issuance of common stock	52,130	—	—	—	52,130
Proceeds from issuance of 6.5% Notes	19,500	—	—	—	19,500
Advances from (repayments to) parent/affiliates	(107,773)	(21,425)	129,198	—	—
Repayment of bank and other debt	—	(12,135)	—	—	(12,135)
Payment of capital lease	—	(683)	(208)	—	(891)
Costs of debt issuance and other	(4,844)	(2,156)	(54)	—	(7,054)

Cash provided by (used in) financing activities of continuing operations	(40,987)	(36,399)	128,936	—	51,550
Net cash flows provided by financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(40,987)	(36,399)	128,936	—	51,550
Effect of exchange rate changes on cash and cash equivalents	—	—	139	—	139

Cash provided by (used in) all activities	$(34,018)	$10,135	$5,593	$—	$(18,290)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

15. Parent, Guarantor, Non-Guarantor Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	Year Ended December 31, 2005
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net cash flows used in operating activities of continuing operations	$(4,445)	$(12,601)	$(17,585)	$—	$(34,631)
Net cash flows provided by (used in) operating activities of discontinued operations	—	3,693	(6,179)	—	(2,486)

Cash used in operating activities	(4,445)	(8,908)	(23,764)	—	(37,117)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	—	1,740	—	1,740
Purchases of property, plant and equipment	—	(576)	(18,130)	—	(18,706)

Cash used in investing activities of continuing operations	—	(576)	(16,390)	—	(16,966)
Net cash flows used in investing activities of discontinued operations	—	(2,690)	(17,308)	—	(19,998)

Cash used in investing activities	—	(3,266)	(33,698)	—	(36,964)
Cash flows from financing activities:
Proceeds from issuance of 6.5% Notes	65,000	—	—	—	65,000
Proceeds from issuance of bank and other debt	15,000	(447)	4,371	—	18,924
Advances from (repayments to) parent/affiliates	(57,124)	(182)	57,306	—	—
Repayment of bank and other debt	(15,000)	(4,400)	—	—	(19,400)
Payment of capital lease	—	—	(6,405)	—	(6,405)
Costs of debt issuance and other	(791)	—	(498)	—	(1,289)

Cash provided by (used in) financing activities of continuing operations	7,085	(5,029)	54,774	—	56,830
Net cash flows provided by financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	7,085	(5,029)	54,774	—	56,830
Effect of exchange rate changes on cash and cash equivalents	—	—	17	—	17

Cash provided by (used in) all activities	$2,640	$(17,203)	$(2,671)	$—	$(17,234)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

15. Parent, Guarantor, Non-Guarantor Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows—(Continued)

	Year Ended December 31, 2004
	Parent	WUSAI (Guarantor)	Other Subsidiaries	Consolidating Entries	Consolidated Totals
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities of continuing operations	$(4,728)	$(1,691)	$45,095	$—	$38,676
Net cash flows provided by (used in) operating activities of discontinued operations	—	3,845	(5,111)	—	(1,266)

Cash provided by (used in) operating activities	(4,728)	2,154	39,984	—	37,410
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	678	596	—	1,274
Purchases of property, plant and equipment	—	(10,653)	(5,080)	—	(15,733)

Cash used in investing activities of continuing operations	—	(9,975)	(4,484)	—	(14,459)
Net cash flow used in investing activities of discontinued operations	—	(4,713)	(17,579)	—	(22,292)

Cash used in investing activities	—	(14,688)	(22,063)	—	(36,751)
Cash flows from financing activities:
Proceeds from issuance of 2.75% Notes	70,000	—	—	—	70,000
Proceeds from issuance of bank and other debt	—	535	1,955	—	2,490
Proceeds from issuance of common stock	4,381	—	—	—	4,381
Advances from (repayments to) parent/affiliates	(2,600)	20,153	(17,553)	—	—
Repayment of bank and other debt	(14,000)	(1,323)	(2,000)	—	(17,323)
Costs of debt issuance and other	(2,311)	(1,434)	(1,441)	—	(5,186)

Cash provided by (used in) financing activities of continuing operations	55,470	17,931	(19,039)	—	54,362
Net cash flows provided by financing activities of discontinued operations	—	—	—	—	—
Cash provided by (used in) financing activities	55,470	17,931	(19,039)	—	54,362
Effect of exchange rate changes on cash and cash equivalents	—	—	(829)	—	(829)

Cash provided by (used in) all activities	$50,742	$5,397	$(1,947)	$—	$54,192

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

16. Related Party Transactions

In the past, certain of the Company’s subsidiaries entered into commercial agreements with companies in which the former President of Willbros International, Inc., J. Kenneth Tillery, apparently had an ownership interest. Those companies included Arbastro Trading Ltd., Hydrodive International, Ltd., Hydrodive Offshore Services International, Inc., Hydrodive Nigeria, Ltd., Oco Industrial Services, Ltd., and Windfall Energy Services, Ltd. All are companies that chartered or sold marine vessels to the Company’s subsidiaries. Hydrodive Offshore Services International, Inc. and Hydrodive International, Ltd. have also provided diving services to the Company’s subsidiaries. Payment terms for these vendors ranged from due on receipt to net 30 days. The settlement method was cash.

Mr. Tillery also appears to have exercised significant influence over the activities of Symoil Petroleum, Ltd., and Fusion Petroleum Services, Ltd., which provided consulting services for projects in Nigeria, and Kaplan and Associates, which provided consulting services for projects in Bolivia and certain other foreign locations.

Mr. Tillery resigned his position with the Company on January 6, 2005 and accordingly none of the companies identified above are considered related parties subsequent to that date. Additionally, the Company has significantly discontinued engaging services from these companies in which Mr. Tillery had an ownership interest or exerted significant influence. During the period since the departure of Mr. Tillery, the Company has had continued services provided by Windfall Energy Services and Hydrodive International, Ltd. However, in the fourth quarter of 2005, the Company settled all outstanding claims with these companies and entered into new contracts governing the services to be provided by these vendors. Under these new contracts the Company made payments of $1,671 during the year ended December 31, 2006 related to Nigeria projects that are included in the Condensed Consolidated Statements of Operations of the Discontinued Operations in Note 2—Discontinuance of Operations and Asset Disposal. Outstanding amounts owed to formerly related parties included in “current liabilities” of the Discontinued Operations equal $1,800.

Payments made to companies where Mr. Tillery appears to have an undisclosed ownership interest, or over which he appears to have exercised significant influence in the three-year period ended December 31, 2006, totaling $16,629 were recorded as contract cost or other operating expenses on Nigeria and Bolivia projects. Included in this amount, is $16,105 related to Nigeria projects and is included in the Condensed Consolidated Statements of Operations of the Discontinued Operations in Note 2—Discontinuance of Operations and Asset Disposal. The remaining $524 related to Bolivia is included in the Consolidated Statements of Operations. These amounts are detailed below.

	Year Ended December 31,
	2006	2005	2004	Total
Fusion Petroleum Services Ltd.	$—	$—	$871	$871
Hydrodive International, Ltd.	—	5,599	5,705	11,304
Hydrodive Nigeria, Ltd.	—	44	210	254
Kaplan and Associates	—	—	524	524
Oco Industrial Services Ltd.	—	51	63	114
Windfall Energy Services Ltd.	—	1,519	922	2,441
Symoil Petroleum Ltd.	—	—	1,121	1,121

Total	$—	$7,213	$9,416	$16,629

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

16. Related Party Transactions (continued)

Outstanding amounts owed to related parties in which Mr. Tillery appears to have had an undisclosed ownership interest or over which he appears to have exercised significant influence and which are included in accounts payable and accrued liabilities are as follows:

	December 31,
	2006	2005
Oco Industrial Services Ltd.	$—	$9
Hydrodive Nigeria, Ltd.	—	(5)

Total	$—	$4

17. Subsequent Events

On February 7, 2007, the Company announced that it had completed the sale of its Nigeria assets and operations to Ascot Offshore Nigeria Limited (“Ascot”), a Nigerian energy services company for total consideration of $155,250. The sale was pursuant to a Share Purchase Agreement by and between the Company and Ascot dated as of February 7, 2007 (the “Agreement”), providing for the purchase by Ascot of all of the share capital of WG Nigeria Holdings Limited (“WGNHL”) the holding company for Willbros West Africa, Inc., Willbros (Nigeria) Limited, Willbros (Offshore) Nigeria Limited and WG Nigeria Equipment Limited.

Under the terms of the Agreement, Ascot paid the purchase price in the form of $150,000 in cash, plus an interest-bearing promissory note in the principal amount of $5,250 (the “Ascot Note”). The Note is secured by the guarantee of Ascot’s parent company, Berkeley Group plc (“Berkeley”), a company organized under the laws of the Federal Republic of Nigeria, along with a pledge of the Share Capital to the Company pursuant to a collateral pledge and security agreement. On February 12, 2007 the Company received $2,625 as payment on the Ascot Note which has a remaining balance of $2,625 which is due and payable no later than August 1, 2007. On March 1, 2007 the collateral pledge and security agreement expired. The final net proceeds to the Company are subject to certain post-closing working capital adjustments and claims as provided by the Agreement. Under the Agreement, the Company’s obligation for any claims by Ascot, that were not previously disclosed to Ascot, are limited to 10 percent of the purchase price and such claim must be made within one year from the date of the Agreement except for any claim that may arise in the United States that is related to SEC, DOJ and OFAC investigations described in Note 13—Contingencies, Commitments and Other Circumstances.

Due to the many variables affecting the Company’s contracts and commercial negotiations in Nigeria, the final adjustments may not be determined for several months, and those adjustments may be substantial, but are not expected to result in the recognition of a loss on this sale. In conjunction with this transaction, the Company bought out certain minority interests at a total cost of $10,500.

On the same date, and pursuant to the Agreement, the Company and Ascot entered into an intellectual property license agreement which allows Ascot to use the Willbros brand and trademark in Nigeria for a specified period of time.

Additionally, on the same date, the Company and Willbros International Services (Nigeria) Limited, subsidiary of the Company (“WISNL”), entered into a transition services agreement with Ascot (the “TSA”). Pursuant to the TSA, WISNL agreed to provide, and WISNL and the Company will cause other subsidiaries of the Company to provide, certain support services to Ascot for up to two years. The TSA may be immediately terminated at the election of the Company or WISNL under certain circumstances.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share amounts)

17. Subsequent Events (continued)

On the same date and in connection with the sale of the shares, the Company and its subsidiary WII entered into an Indemnity Agreement with Ascot and Berkeley (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley will indemnify the Company and WII for any obligations incurred by the Company or WII in connection with the parent company performance guarantees (the “Guarantees”) that the Company and WII previously issued and maintained on behalf of certain subsidiaries of WGNHL under certain working contracts between the subsidiaries and their customers. The Company is contractually obligated under the Guarantees to perform or cause to be performed work related to several ongoing projects in Nigeria. Among the Guarantees covered by the Indemnity Agreement are included five contracts under which we estimate that, at December 31, 2006, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $374,761, and aggregate cost to complete of $315,951. At December 31, 2006, only one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss in the amount of $33,157 reflected on the balance sheet of the Nigeria portion of Discontinued Operations included in Note 2—Discontinuance of Operations and Asset Disposal.

Pursuant to the Agreement, Intercontinental Bank Plc issued five irrevocable unconditional backstop standby letters of credit totaling approximately $22,625 to provide indemnification to the Company and its affiliates relative to the performance of certain subsidiaries of WGNHL under certain contracts which are backed by performance letters of credit currently issued by, or on behalf of the Company or any of its affiliates for the benefit of WGNHL and/or any of its subsidiaries which will remain in effect. On February 28, 2007, one of the letters of credit in the amount of $2,303 expired. The remaining letters of credit are scheduled to expire in the amount of $440 on December 19, 2007, $123 on February 28, 2008 and $19,759 on August 31, 2008.

Item 9. Changes in and Disagreements with Accountants

None

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

An evaluation was performed under the supervision and with the participation of the Company’s management, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation and the material weakness in internal control over financial reporting described in (b) below, our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is properly recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management of the Company made an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and concluding on this evaluation. Based on this evaluation and the identification of the material weaknesses discussed below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006.

Management identified two material weaknesses, both of which related to our Nigeria operations which were discontinued in June 2006 and sold in February 2007.

Nigeria Accounting: During the fourth quarter of 2006, we determined that a material weakness in our internal control over financial reporting exists related to the Company’s management control environment over the accounting for our Nigeria operations. This weakness in management control led to the inability to adequately perform various control functions including supervision over and consistency of: inventory management; petty cash disbursements; accounts payable disbursement approvals; account reconciliations; and review of timekeeping records. As further described below, this material weakness resulted primarily due to the Company being unable to maintain a consistent and stable internal control environment over our Nigeria operations in the fourth quarter of 2006.

Early in 2006, the Company had several hostages taken by Nigerian militants. Subsequent to that event, the security situation for oilfield companies and their employees continued to decline in Nigeria. This was particularly true in Port Harcourt and Rivers State where we perform most of our Nigeria accounting. In June 2006, the Company made the decision to sell all of our interests in Nigeria. Throughout the third quarter of 2006, we continued to see the escalation of hostilities against oil and gas installations and the work forces charged with construction, maintenance and operation of those installations. As such, the Company determined in September 2006 that our best interests were served by: reducing the number of expatriate personnel in Nigeria, including supervisory accountants and other administrative personnel; relocating the remaining administrative expatriate personnel to Lagos, which is perceived to be less of a security risk than Port Harcourt; and transferring the accounting processes to either Lagos or Houston. These actions were not completed until the fourth quarter of 2006. Although mitigated to some extent by the Company’s actions, the unstable working environment created as a result of the militant activity ultimately led to the internal control weakness described above.

Nigeria Project Controls—Estimate to Complete: A material weakness exists related to controls over Nigeria project reporting. This weakness existed throughout 2006 and is a continuation of a material weakness reported in our 2005 Form 10-K. The weakness primarily impacted one large Nigeria project with a total contract value of approximately $165 million, for which cost estimates were not updated timely in the fourth quarter of 2006 due to insufficient measures being taken to independently verify and update reliable cost estimates. This material weakness specifically resulted in material changes to revenue and cost of sales during the preparation of our year end financial statements by our accounting staff prior to the issuance of the Form 10-K.

GLO CPAs, LLP, an independent registered accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting. GLO CPAs, LLP issued an audit report thereon, which is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

The Company devoted significant effort during 2006 to improving its control environment in response to the weakness in company level controls over the financial statement close process identified as of December 31, 2005. These efforts included:

•	Reviewed and monitored the accounting department structure and organization, both in terms of size and expertise;

•	Hired additional senior accounting personnel at the corporate administrative offices;

•	Increased our supervision of accounting personnel;

•	Recruited candidates in order to expeditiously fill vacancies in our accounting, finance, and project management functions;

•	Developed documentation and consistent execution of controls over our financial statement close process;

The Company also devoted significant effort during 2006 to improving its control environment in response to the weakness in construction contract management identified as of December 31, 2005. These efforts included:

•

Initiated efforts to expand operations and accounting supervisory controls over consistency of the project reporting process and documentation for Nigeria contracts through the addition of supervisory personnel, and;

•	Developed more standardized documentation related to project management reporting and management review processes.

However, these efforts were not sufficient to remediate the Company’s weakness in Nigeria Project Controls described above. This is due to the difficulties of managing the Nigeria operations in the business environment as well as the turnover and reassignment of personnel associated with discontinuing the Nigeria operations, which resulted in insufficient measures being taken to verify and update cost estimates.

During the fourth quarter of 2006, the Company implemented the following material changes in its internal control over financial reporting that are reasonably likely to materially impact our internal control over financial reporting:

•	In response to the escalation of hostilities in Nigeria, completed the transfer of a number of the significant accounting controls from Port Harcourt to Lagos, Nigeria and Houston;

•	Created and staffed function to oversee and address systems and processes, and;

•	Developed and initiated implementation of new vendor approval procedures, including revisions to the vendor master file and vendor approval forms.

(d) Remediation Activities

During the fourth quarter of 2006 it became increasingly apparent that the internal controls over financial reporting related to Nigeria Accounting had been weakened by the factors noted above. In January 2007, to compensate for the weakness in controls, the Company reassigned three finance and accounting employees and assigned four outside consultants to assist with account reviews and day-to-day supervisory functions. Also, several other senior finance and accounting employees devoted additional time to ensure that Nigeria Accounting records were fairly stated as of December 31, 2006.

During the first quarter of 2007, the material weaknesses described above were eliminated due to the sale of our Nigeria operations, as described in Note 17—Subsequent Events in the Notes to Consolidated Financial Statements in this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

The following table sets forth information regarding our directors and executive officers. Officers are elected annually by, and serve at the discretion of, our Board of Directors.

Name	Age	Position(s)
Michael F. Curran	66	Director and Chairman of the Board of Directors
Robert R. Harl	56	Director, President, Chief Executive Officer and Chief Operating Officer
John K. Allcorn	45	Executive Vice President
John T. Dalton	55	Senior Vice President and General Counsel
Van A. Welch	52	Senior Vice President, Chief Financial Officer and Treasurer
Michael J. Bayer	59	Director
S. Fred Isaacs	69	Director
Gerald J. Maier	78	Director
John T. McNabb, II	62	Director
Rodney B. Mitchell	71	Director
James B. Taylor, Jr.	68	Director
S. Miller Williams	55	Director

Michael F. Curran joined Willbros in March 2000 as a Director, Vice Chairman of the Board of Directors, President and Chief Operating Officer of Willbros Group, Inc. Mr. Curran was named Chief Executive Officer in May 2002 and was elected Chairman of the Board of Directors in March 2004. He served as President and Chief Operating Officer until January 2006, and retired in December 2006 from the position of Chief Executive Officer. He served from 1972 to March 2000 as Chairman and Chief Executive Officer of Michael Curran & Associates, a mainline pipeline constructor in North America and West Africa, prior to joining Willbros. Mr. Curran has over 44 years of diversified experience in pipeline construction around the world, including 35 years as President and Chief Executive Officer of various domestic and international pipeline construction firms. Mr. Curran also served as President of the Pipe Line Contractors Association.

Robert R. Harl was elected to the Board of Directors and as President and Chief Operating Officer of Willbros Group, Inc. in January 2006, and as Chief Executive Officer in January 2007 to succeed Michael F. Curran. Mr. Harl has over 30 years experience working with Kellogg Brown & Root (“KBR”), a global engineering, construction and services company, and its subsidiaries in a variety of officer capacities, serving as President of several of the KBR business units. Mr. Harl’s experience includes executive management responsibilities for units serving both upstream and downstream oil and gas sectors as well as power, government and infrastructure sectors. He was President and Chief Executive Officer of KBR from March 2001 until July 2004 when he was appointed Chairman, a position he held until January 2005. KBR filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 2003 in order to discharge certain asbestos and silica personal injury claims. The order confirming KBR’s plan of reorganization became final in December 2004, and the plan of reorganization became effective in January 2005. Mr. Harl was engaged as a consultant to Willbros from August 2005 until he became an executive officer and director of Willbros in January 2006.

John K. Allcorn joined Willbros in May 2000 as Senior Vice President of Willbros International, Inc. and was elected Executive Vice President of Willbros Group, Inc. in 2001. Mr. Allcorn was employed at U.S. Pipeline, Inc., a North American pipeline construction company, as Senior Vice President, from July 1997 until joining Willbros in May 2000. He served from 1985 to 1997 at Gregory & Cook, Inc., an international pipeline construction company, in various management capacities including Vice President from June 1996 to July 1997. Mr. Allcorn has over 20 years of pipeline industry experience including an established record in operations management, finance, and business development.

John T. Dalton joined Willbros in November 2002 and was elected Senior Vice President and General Counsel of Willbros Group, Inc. From 1993 to November 2002, Mr. Dalton served as outside counsel to Willbros advising on contracts. Between 1980 and 1993, Mr. Dalton was employed by Occidental Petroleum Corporation (“Occidental”) where he served as an officer and chief legal counsel to various business units in Occidental’s oil and gas division, both domestically and in Colombia, Pakistan and the United Kingdom. Before entering private practice in 1993, Mr. Dalton’s last position with Occidental was Vice President and General Counsel of Island Creek Corporation in Lexington, Kentucky.

Van A. Welch joined Willbros in 2006 as Senior Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc. Mr. Welch has over 28 years of experience in project controls, administrative and finance positions with KBR, Inc. (formerly known as Kellogg Brown & Root), a global engineering, construction and services company, and its subsidiaries, serving most recently as Vice President—Finance and Investor Relations and as a member of KBR’s executive leadership team. From 1998 to 2006, Mr. Welch held various other positions with KBR including Vice President, Accounting and Finance of the Engineering and Construction Division, Vice President, Accounting and Finance of Onshore Operations and Senior Vice President of Shared Services. Mr. Welch is a Certified Public Accountant.

Michael J. Bayer was elected to the Board of Directors in December 2006. Mr. Bayer is the President and Chief Executive Officer of Dumbarton Strategies, Washington, D.C. Since 1992, Mr. Bayer has acted as a consultant engaged in enterprise strategic planning and mergers and acquisitions, specializing in the energy and national security sectors. Mr. Bayer is the Chairman of the U.S. Department of Defense’s Business Board, and a member of the Sandia National Laboratory’s National Security Advisory Panel, the U.S. Department of Defense’s Science Board and the Chief of Naval Operations Executive Panel. Mr. Bayer’s previous U.S. Government service included appointments as a member of the U.S. European Command Senior Advisory Group, a member of the Board of Visitors of the United States Military Academy, Chairman of the U.S. Army Science Board, and Chairman of the Air Force Secretary’s Advisory Group. Earlier in his career he was Counsel to a senior Member of the U.S. House of Representatives, Deputy Assistant Secretary at the U.S. Department of Energy, Malcolm Baldrige’s Associate Deputy Secretary of Commerce, Counselor to the United States Synthetic Fuels Corporation, Counselor to President Bush’s Commission on Aviation Security and Terrorism, and the Federal Inspector for the Alaska Natural Gas Transportation System. He has also served on a number of non-partisan task forces to improve the management and efficiency of the Department of Defense. Mr. Bayer currently serves on the Board of Directors of DynCorp International, Inc. and Stratos Global Corp.

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

Gerald J. Maier was elected to the Board of Directors in January 2007. Mr. Maier served as Chairman of TransCanada PipeLines, a natural gas transmission and power company, from 1992 until his retirement in 1998. He also served as President and Chief Executive Officer of TransCanada PipeLines from 1985 to 1994. Mr. Maier is a director of Bow Valley Energy Ltd., a Canadian oil and gas company listed on the Toronto Stock Exchange. Mr. Maier has served as Chairman of Granmar Investment, Ltd., a private family enterprise, since 1986, and as Chairman of the Board of Regents of the Athol Murray College of Notre Dame (Wilcox, Saskatchewan) since 1997.

John T. McNabb, II was elected to the Board of Directors in August 2006. Mr. McNabb is Founder and Chairman of the Board of Directors of Growth Capital Partners, L.P., a merchant banking firm that provides financial advisory services to middle market companies throughout the United States, since 1992. Since 2001, he has served as a Principal of Southwest Mezzanine Investments, the investment affiliate of Growth Capital Partners, L.P. Previously, he was a Managing Director of Bankers Trust New York Corporation and a Board member of BT Southwest, Inc., the southwest U.S. merchant banking affiliate of Bankers Trust, from 1990 to 1992. Mr. McNabb also held positions at The Prudential Insurance Company of America from 1984 to 1990, in positions with Prudential-Bache Securities, The Prudential’s Corporate Finance Group, and Prudential Capital Corporation, a merchant banking affiliate of The Prudential. Mr. McNabb currently serves on the Board of Directors of Hiland Partners, L.P.

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

The Board of Directors is divided into three equal classes. The terms of such classes are staggered so that only one class is elected at the annual meeting of stockholders each year for a three-year term. The term of the current Class II directors (Messrs. McNabb, Mitchell and Williams) will expire at the 2007 Annual Meeting of Stockholders. The terms of the current Class III directors (Messrs. Curran, Isaacs and Bayer) and the current Class I directors (Messrs. Harl, Maier and Taylor) will expire at the annual meetings of stockholders to be held in 2008 and 2009, respectively.

Audit Committee

The Board of Directors has an Audit Committee. The Audit Committee is currently composed of Messrs. McNabb (Chairman), Bayer, Taylor, and Williams. From January 2005 until March 2006, Mr. Williams served as Co-Chairman. Each of the current members of the Audit Committee qualifies as an “independent” director under the current director independence standards of the New York Stock Exchange. The Board of Directors has determined that it has two audit committee financial experts serving on the Audit Committee and these persons are Messrs. McNabb and Williams. The Audit Committee has a written charter, which is available on our website at http://www.willbros.com. We have in place and circulated a “whistleblower policy” entitled Procedure of the Audit Committee on Reporting and Investigating Complaints with Regard to Possible Accounting Irregularities. The Audit Committee appoints the independent registered public accounting firm who will serve each year as independent auditors of our financial statements and perform services related to the completion of such audit.

The Audit Committee also has the responsibility to (a) review the scope and results of the audit with the independent auditors, (b) review with management and the independent auditors our interim and year-end financial condition and results of operations, (c) consider the adequacy of our internal accounting, bookkeeping, and other control procedures, and (d) review and pre-approve any non-audit services and special engagements to be performed by the independent auditors and consider the effect of such performance on the auditors’ independence. The Audit Committee also reviews the terms of material transactions and arrangements, if any, between us and our directors, officers and affiliates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to report their initial ownership of the common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange, and to furnish us with a copy of each such report. The Securities and Exchange Commission regulations impose specific due dates for such reports, and we are required to disclose in this Form 10-K any failure to file by these dates during and with respect to fiscal 2006.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during and with respect to fiscal 2006, all Section 16(a) filing requirements applicable to our officers, directors and more than 10 percent stockholders were complied with.

Code of Conduct

The Board of Directors has adopted both a code of business conduct and ethics for our directors, officers and employees and an additional separate code of ethics for our Chief Executive Officer and senior financial officers. This information is available on our website at http://www.willbros.com under the “Governance” caption on the “Investors” page. We intend to satisfy the disclosure requirements, including those of Item 406 of Regulation S-K, regarding certain amendments to, or waivers from, provisions of our code of business conduct and ethics and code of ethics for the Chief Executive Officer and senior financial officers by posting such information on our website. Additionally, our corporate governance guidelines and the charters of the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee of the Board of Directors are also available on our website. A copy of the codes, governance guidelines and charters will be provided to any of our stockholders upon request to: Secretary, Willbros Group, Inc., c/o Willbros USA, Inc., 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis contains statements regarding future company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Role of the Compensation Committee

The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board has responsibility for discharging the Board’s responsibilities with respect to compensation of the Company’s executives. In particular, the Compensation Committee annually reviews and approves corporate goals and objectives relevant to Chief Executive Officer (“CEO”) compensation, evaluates the CEO’s performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the Board), determines and approves the CEO’s compensation based on this evaluation. The Compensation Committee also approves or makes recommendations to the Board with respect to non-CEO compensation, incentive compensation plans and equity-based plans. In addition, the Committee administers the Company’s stock plans.

Role of CEO in Compensation Decisions

The Committee makes all compensation decisions for the CEO and approves recommendations regarding non-equity compensation and equity awards for all of our executive officers.

The CEO annually reviews the performance of each of the named executive officers. The CEO’s recommendations, including salary adjustments and annual and long-term award amounts, are presented to the Committee. The Committee or the Board of Directors can exercise their discretion in modifying any recommended adjustments or awards to executives.

Compensation Philosophy and Objectives

As a leading provider of construction and engineering services to industry and governmental entities, our long-term success depends on our ability to attract, motivate and retain highly talented individuals at all levels of the organization.

The Committee bases its executive compensation programs on the same objectives that guide our company in establishing all its compensation programs:

•

Compensation should be based on the level of job responsibility, individual performance and company performance. As employees progress to higher levels in the organization, an increasing proportion of their pay should be linked to company performance and stockholder returns because they are more able to affect our results.

•

Compensation should reflect the value of the job in the marketplace. To attract and retain a highly skilled work force, we must remain competitive with the pay of other premier employers who compete with us for talent.

•

Compensation should reward performance. Our programs should deliver compensation in the top-tier compensation when our employees and our company perform accordingly; likewise, where individual performance falls short of expectations and/or company performance lags the industry, the programs should deliver lower-tier compensation. In addition, the objectives of pay-for-performance and retention must be balanced. Even in periods of downturns in our performance, the programs should continue to ensure that successful, high-achieving employees will remain motivated and committed to our company.

•	Compensation should foster the long-term focus required for success in our industry.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured our annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to enhance long-term stockholder value. In furtherance of this, in March 2006, the Committee engaged Towers Perrin, a global human resources consulting firm, to conduct a review of our total compensation program for 18 selected senior management positions, including the four executive officers immediately below the former CEO, Michael Curran. The review did not include the compensation of Mr. Curran because his compensation was largely fixed under his employment agreement and due to his scheduled retirement as CEO at the end of 2006. Towers Perrin provided the Committee with relevant market data and alternatives to consider on the recommendations being made by the Company’s management for executives other than the CEO.

Towers Perrin compared each element of total compensation against a peer group of publicly-traded and privately-held energy and engineering and construction companies (collectively, the “Peer Group”), using data collected from compensation survey sources and proxy statement filings. The Peer Group consists of companies against which the Committee believes we compete for talent and for stockholder investment. The companies comprising the Peer Group are:

Shaw Group	Oceaneering International
Granite Construction	Global Industries Ltd.
Chicago Bridge & Iron	Instituform Technologies
McDermott International, Inc.	Matrix Service Company
Quanta Services	Layne Christensen Co.
Southwest Gas	Horizon Offshore Inc.
Tetra Tech	Schuff International Inc.
Hanover Compressor	Corrpro Companies

For comparison purposes, our annual revenues and market capitalization were below the median of the Peer Group at the time the study was conducted.

We compete with many larger companies for top executive-level talent. As such, for named executive officers, the Committee generally targets “actual direct total compensation,” consisting of base salary, plus the most recent actual annual incentive award earned, plus the estimated annualized present value of long-term incentive grants, at the 75th percentile of compensation paid to similarly situated executives of the companies comprising the Peer Group. Variations to this objective may occur as dictated by the experience level of the individual and market factors. These objectives are based on the Committee’s understanding that we have faced very significant challenges over the past few years, and its expectation that, over the next few years, we will generate stockholder returns in excess of the average of our competitors.

A significant percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee reviews information provided by Towers Perrin and management’s recommendations to determine the appropriate level and mix of incentive compensation. Historically, and in fiscal 2006, the Committee granted a majority of total compensation to our named executive officers in the form of cash and equity incentive compensation.

Employment and Separation Agreements

We have entered into employment agreements with our President and CEO, Robert R. Harl, our Senior Vice President and Chief Financial Officer, Van A. Welch, and our Senior Vice President and General Counsel, John T. Dalton. In addition, we entered into an employment agreement with our Chairman and former President and CEO, Michael F. Curran. Mr. Harl receives compensation in accordance with his employment agreement, and Mr. Welch receives long-term incentives in accordance with his employment agreement. Mr. Dalton’s employment agreement does not specify his compensation. Accordingly, the overall compensation of Mr. Dalton and the overall compensation of Mr. Welch, other than his long-term incentives, are determined in the same manner as the compensation for the other executive officers.

The Committee believed it was necessary for us to enter into employment agreements with Messrs. Harl and Welch in order to secure their employment with the Company, especially given Mr. Harl’s alternative employment options and Mr. Welch’s compensation package at his previous employer. The Committee also believed that it was necessary for us to enter into an employment agreement with Mr. Dalton in 2006 to secure his continued employment in light of numerous factors, including his critical role interfacing with the continuing governmental investigations into the actions of the former President of Willbros International, Inc., who resigned on January 6, 2005, his in-depth knowledge of operational, legal and commercial issues in Nigeria, including the various complexities associated with selling our assets and operations in that country, and his instrumental role in negotiating an expeditious and favorable settlement of a securities law class action lawsuit.

Prior to January 1, 2005, Mr. Curran’s overall compensation was determined in the same manner as the compensation for the other executive officers. The Committee believed that entering into an employment agreement with Mr. Curran was important to the success of the Company because of his deep industry experience and intimate knowledge of our business and affairs such that his premature departure could have resulted in a difficult and challenging transitional period that would not have been in the best interest of the Company or its stockholders. The Committee also believed that an employment agreement would provide the avenue by which he would agree to forego other business opportunities and to stay on with the Company and continue to perform a primary hands-on leadership role, including the additional charge of working closely with the Board of Directors to ensure a steady and coordinated transition of his responsibilities as Chief Executive Officer, Chief Operating Officer and President. In setting the terms of his employment agreement, the Committee retained the services of Towers Perrin to provide information regarding practices and trends in compensation programs for Chief Executive Officers and to review and evaluate the Company’s CEO compensation program, including a comparison of the Company’s program to chief executive officer compensation practices of peer companies in the energy industry. In December 2006, upon successful completion of the transition of his roles and responsibilities to Mr. Harl, Mr. Curran entered into a separation agreement and a consulting agreement with us. Mr. Curran’s compensation for 2006 was determined in accordance with his employment agreement and his separation agreement.

Warren L. Williams, our former Chief Financial Officer, and R. Clay Etheridge, our former President of Willbros International, Inc. resigned their positions during 2006. Neither Mr. Williams nor Mr. Etheridge had previously entered into employment agreements with us. Upon their resignations, Mr. Williams entered into separation and consulting agreements and Mr. Etheridge entered into a separation agreement with us. The 2006 compensation of Messrs. Williams and Etheridge was determined in part in the same manner as the compensation of our other executive officers and in part by the terms of their separation and consulting agreements.

In certain instances, the separation agreements of Messrs. Curran, Williams and Etheridge provided separation benefits, including accelerated vesting of stock options, restricted stock and restricted stock rights, that were more generous than the executives would have been entitled to receive under the terms of our Severance Plan, which are described under the caption “Severance Plan—Separation,” below. With respect to Messrs. Curran and Williams, the Committee believed it was also critical for the Company to enter into consulting agreements with the departing executives. In each case, the Committee believed that such additional benefits and consulting payments were necessary and appropriate in light of the critical contributions of the three executives to the Company prior to their departure, the need to ensure a smooth transition in leadership responsibilities and, in some cases, to draw upon the continued assistance of the departing executives.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for named executive officers were:

•	base salary;

•	discretionary annual cash incentive awards;

•	long-term equity incentive compensation;

•	retirement and other benefits; and

•	perquisites.

The Committee believes that this program balances both the mix of cash and equity compensation and the mix of currently-paid and longer-term compensation and benefits in a way that furthers the compensation objectives discussed above. Following is a discussion of the Committee’s considerations in establishing each of the components for the named executive officers.

Base Salary

The level of base salary paid to executive officers is determined on the basis of performance, experience and such other factors as may be appropriately considered by the Committee. Each year, the Committee reviews the base salaries of the executives and considers salary adjustments based on individual performance, overall financial results of the Company, competitive position relative to the marketplace, duration of time since last salary increase, industry merit practices and cost-of-living indicators. The Committee considered the Towers Perrin report with respect to the base salary of the Peer Group. In accordance with the terms of his employment agreement, Mr. Curran received no salary increase in 2006. Messrs. Dalton and Williams also received no salary increase in 2006. Messrs. Allcorn and Etheridge received salary increases in 2006 of $50,000 and $45,000, respectively. Mr. Allcorn’s and Mr. Etheridge’s salary adjustments were based in part on the Towers Perrin Peer Group comparison and in recognition of Mr. Allcorn’s efforts in taking on additional responsibilities with respect to business development and client relations worldwide and Mr. Etheridge’s extraordinary efforts in resolving a hostage crisis in Nigeria. The 2006 base salaries of Messrs. Harl and Welch were determined in accordance with their respective employment agreements.

In accordance with the terms of his employment agreement, on January 1, 2007, Mr. Harl’s base salary was increased to $600,000. In March 2007, the Committee approved increases of 4% in the base salaries of Messrs. Dalton, Welch and Allcorn. Effective April 1, 2007, Mr. Dalton’s base salary will be $390,000, and the base salaries of Messrs. Welch and Allcorn will each be $364,000.

Performance-Based Incentive Compensation

Discretionary Annual Cash Incentive Awards. In 2006, our executive officers were eligible for discretionary annual cash incentive awards. In determining whether to award cash bonuses, the Compensation Committee primarily considers the financial performance of the Company, competitive hiring practices existing within the energy and construction and engineering industries globally and an executive’s individual performance. Several factors are considered in evaluating an executive’s individual performance, which include achievement of business strategy, successful accomplishment of business goals and objectives, contribution toward the Company’s profitability, and enhancement of stockholder value.

In March 2006, our ability to grant any long-term equity compensation in the form of restricted stock to our named executive officers was significantly constrained because our stockholders had not yet approved a higher sublimit for the issuance of restricted stock under the Willbros Group, Inc. 1996 Stock Plan (the “1996 Stock Plan”). At the same time, we were dealing with a hostage crisis in Nigeria and a robust employment market for senior executives in our industry. Based on these and other factors, the Committee approved the payment of cash incentive awards to our key employees that were designed to serve both as a short-term bonus and a longer-term incentive. As a means of serving as a retention incentive, the 2005 bonus award is payable in three equal installments in March 2006, 2007 and 2008. Interest will be paid on the 2007 and 2008 components of the 2005 bonus at a per annum rate of 10 percent. The final two installments were conditioned upon the executive continuing as a Willbros employee at the time the installment is paid.

Each of the following named executive officers for the fiscal year ended December 31, 2005, received the following discretionary bonus payments in March 2006 for fiscal 2005 performance, which was equal to 100 percent of their base salaries for that year.

Name	Discretionary Bonus Award
John K. Allcorn	$300,000
John T. Dalton	$375,000
Warren L. Williams	$350,000
R. Clay Etheridge	$305,000

In awarding cash incentive rewards for 2005, the Committee considered our disappointing financial performance in 2005, but noted senior management’s significant accomplishments with respect to:

•	generating strong growth in revenues and backlog in 2005 compared to 2004;

•	cooperating fully with numerous internal and external investigations of the activities of the former President of Willbros International, Inc.;

•	completing successfully a restatement of our financial results for 2002, 2003 and the first three quarters of 2004; and

•

completing successfully a private placement of convertible notes with aggregate offering proceeds of $65 million, thereby providing us with necessary working capital to properly execute our large backlog of new projects.

Each of the following named executive officers for the fiscal year ended December 31, 2006, received the following discretionary bonus payments in March 2007 for fiscal 2006 performance, which was equal to 50 percent of their base salaries for that year.

Name	Discretionary Bonus Award
John K. Allcorn	$175,000
John T. Dalton	$187,500
Van A. Welch	$175,000

Fifty percent of the 2006 discretionary bonus was paid in the form of cash and the remaining 50 percent was paid in the form of restricted stock which will vest in equal installments over a period of two years. In addition, the Committee elected to pay each of Messrs. Allcorn, Dalton and Welch a special cash bonus of $175,000, $187,500 and $175,000, respectively, in recognition of their extraordinary efforts in completing the sale of our Nigeria assets and operations.

In awarding discretionary cash incentive awards for 2006, the Committee again considered our disappointing financial performance, but noted significant progress toward restoring our company to profitability, including the following major accomplishments, in addition to the Nigeria transaction discussed above:

•	generating continued growth in revenue and backlog in 2006 compared to 2005;

•	returning our periodic reporting with the SEC to current status after the delays caused by the previous restatement of financial results; and

•

completing a successful private placement of common stock and warrants and refinancing our credit facility, thus providing us with letter of credit capacity and additional working capital to expand our operations in the United States and Canada.

Under his employment agreement, Mr. Curran may earn a cash bonus of up to 150 percent of his base salary (or $1,050,000) for each year during his employment period if certain transition performance goals and/or net income target performance goals approved by the Board of Directors are achieved. The transition performance goals specifically relate to Mr. Curran’s responsibilities during the employment period to facilitate the transition of his title and responsibilities as the Chief Executive Officer of the Company to another individual approved by the Board of Directors. During 2005, 25 percent of the maximum cash bonus (or $262,500) could be earned if the transition performance goals for 2005 were achieved. The net income target performance goal is generally defined as the line item designated as such in our annual budget for the year 2005, 2006, and 2007, respectively, as approved by the Board of Directors for the relevant year, before deducting any net income performance bonuses payable to Mr. Curran and/or otherwise to employees. During 2005, up to 75 percent of the maximum cash bonus (or $787,500) could be earned if the net income target performance goals for 2005 were achieved. The Committee determined that Mr. Curran met the transition performance goals for 2005, and awarded him a bonus of $262,500. The Compensation Committee also determined that he did not meet the net income target performance goals. Accordingly, it awarded no bonus in that regard. Under his employment agreement, Mr. Curran also remains eligible for bonus consideration annually at the sole discretion of the Board of Directors. As a result of Mr. Curran’s performance in 2005 in leading us through a very difficult and challenging period, and in recognition of the 2005 achievements discussed above, upon the recommendation of the Committee, the Board of Directors approved a discretionary bonus of $375,000, resulting in a total bonus for 2005 of $637,500. Under the terms of his employment agreement, payment of $337,500 of his bonus for 2005 was deferred until July 1, 2008.

Under his transition performance goal for 2006, Mr. Curran could earn $525,000 if on or before December 31, 2006, the Board of Directors elected a successor to him as CEO. Under the net income target performance goal, he could have earned up to $525,000. The Committee determined that Mr. Curran met the transition performance goals for 2006 which culminated in the hiring of Mr. Harl, and awarded him a bonus of $525,000. The Committee also determined that he did not meet the net income target performance goals. Accordingly, it awarded no bonus in that regard. However, in recognition of Mr. Curran’s instrumental role with respect to the 2006 achievements described above, upon the recommendation of the Committee, the Board of Directors approved a discretionary bonus of $400,000, resulting in a total bonus for 2006 of $925,000. Payment of $625,000 of his bonus for 2006 was deferred until July 1, 2008

Pursuant to his employment agreement, Mr. Harl may earn a cash bonus of up to (i) 100 percent of his base salary (or $500,000) for 2006; (ii) 125 percent of his base salary (or $750,000) for 2007; and (iii) 150 percent of his base salary (or $1,050,000), for each remaining calendar year during his employment period if certain net income target performance objectives approved by our Board of Directors are achieved. The net income target performance goal is generally defined as the line item designated as such in our annual budget for the year 2006, 2007, 2008, 2009 and 2010, respectively, as approved by the Board of Directors for the relevant year, before deducting any net income performance bonuses payable to Mr. Harl and/or otherwise to employees. The Committee determined that he did not meet the net income target performance goals. Accordingly, it awarded no bonus in that regard. Under his employment agreement, Mr. Harl also remains eligible for bonus consideration annually at the sole discretion of the Board of Directors. As a result of his performance in 2006, and in recognition of the 2006 achievements discussed above and a smooth transition in leadership, upon the recommendation of the Committee, the Board of Directors approved a discretionary bonus for Mr. Harl in the form of 50,000 shares of restricted stock. The shares will vest in full on the fourth anniversary of the award.

Management Incentive Compensation Program. In March 2007, the Committee replaced its program for awarding discretionary cash incentive awards with a Management Incentive Compensation Program (the “MIC Program”). The short-term cash incentive award for key employees, including each of our named executive officers, will be determined in accordance with the MIC Program, except for Mr. Harl whose short-term cash incentives will be determined by his employment agreement.

The Committee will administer our MIC Program to provide the short-term incentive compensation element of our total direct compensation program. The MIC Program is a cash-based performance incentive program designed to motivate and reward named executive officers and other key employees for their contributions to achieving business goals that we believe drive our earnings and create stockholder value.

Under the MIC Program, the Committee will establish, for each participant designated by the Committee to participate in the Program, an annual target incentive award. The target MIC Program awards will be expressed as a percentage of the participant’s base salary.

For 2007, the target incentive award for each named executive officer is as follows:

Annual Bonus Target Award (Percentage of 2007 Base Salary)

	Threshold	Target	Maximum
Van A. Welch	25 percent	50 percent	100 percent
John K. Allcorn	25 percent	50 percent	100 percent
John T. Dalton	25 percent	50 percent	100 percent

The payment amount, if any, of a MIC Program award is determined based on the attainment of performance measures, which include financial performance measures and with respect to each participant, that participant’s individual performance. Annual financial performance measures will be established by the Committee based on recommendations from management. For our named executive officers other than Mr. Harl, the portion of an award which is based on individual performance will be determined by the Committee based on the recommendations of Mr. Harl.

For 2007, 80 percent of the target MIC Program award will be attributable to financial performance measures and 20 percent of the target MIC Program award will be attributable to each participant’s individual performance. The financial performance measures are comprised of threshold, target and maximum performance levels which, if achieved, result in payments of 25 percent, 50 percent and 100 percent of each target financial performance measure component, respectively. If a threshold financial measure is not achieved, no amount is paid on a MIC Program award under that financial measure component.

For our 2007 MIC Program awards, our Compensation Committee set the performance levels of the financial measures based on the following metrics:

Net income: We consider net income the optimal business measure to target, because we believe it is the primary driver of our stock price. Based upon the recommendation of management, the Committee established threshold, target and maximum performance levels for 2007 net income. Each of the threshold, target and maximum levels for 2007 would represent a significant improvement from our 2006 net loss of $105.4 million and our 2006 net loss from continuing operations of $22 million.

Safety: The Committee also considers the maintenance of a safe working environment to be critical to building and preserving a strong relationship with our clients and workers and increasing our future project awards. The Committee believes that the best measure of our safety performance is our 2007 “Total Case Incident Rate” or “TCIR.” The TCIR is determined (per U.S. Department of Labor standards) by multiplying the total number of work related recordable injuries and illnesses times 200,000 and dividing the product by the number of employee hours worked. Based upon the recommendation of management, the Committee set threshold, target and maximum levels for the 2007 TCIR. The 2007 threshold, target and maximum 2007 TCIR would each represent an improvement from our 2006 TCIR.

Days Sales Outstanding: The Committee considers maintenance of a healthy level of working capital to be critical to our ability to bid on project opportunities that present an attractive risk-adjusted return. Delays in collecting our accounts receivable have, in the past, caused our working capital to decline to levels that impeded our ability to execute our business plan. Accordingly, the Committee has approved a formula recommended by management to create incentives to minimize the number of days required to collect revenue earned. “Days Sales Outstanding,” or “DSO,” refers to the product of a formula (widely-applied in the construction industry) that measures and is a reflection of the procedures and practices applied to minimize the number of days required to collect revenue earned. The formula is the sum of (i) trade accounts receivables (which includes the retention amount of customers under our contracts, but excludes the standard allowance for doubtful accounts), (ii) earned, but unbilled revenue, plus (iii) revenue received, but not yet earned, divided by the quotient of the total revenue divided by 365 days. Based on the recommendation of management, the Committee set threshold, target and maximum levels for 2007 DSO. The 2007 threshold, target and maximum DSO targets would each represent an improvement from our 2006 DSO.

The MIC Program financial performance and individual performance criteria for 2007 will be weighted as follows:

Net Income:	50 percent
Safety:	15 percent
Days Sales Outstanding:	15 percent
Individual Performance:	20 percent

Long-term Equity Compensation

In 1996, the Board of Directors and the stockholders of the Company approved the 1996 Stock Plan. The 1996 Stock Plan permits the Committee to grant various stock-based awards, including options, stock appreciation rights, restricted stock and restricted stock rights, to executive officers and key management employees of the Company based on competitive practices and the Company’s overall performance. Stock options, restricted stock and restricted stock rights awards are designed to provide grantees with the opportunity to acquire a proprietary interest in the Company and to give such persons a stronger incentive to work for our continued success. An option award may be either an incentive stock option (an “ISO”) or a non-qualified stock option (a “NSO”). The Committee takes into account management’s recommendations regarding the number of shares or options and the number of shares of restricted stock or restricted stock rights to be awarded to specific employees. During 2006, due to the factors mentioned under the caption “Discretionary Annual Cash Incentive Awards,” above, none of the named executive officers was granted stock options or restricted stock awards under the 1996 Stock Plan, except for Messrs. Curran, Harl and Welch, who were awarded restricted stock rights, restricted stock and/or stock options under the 1996 Stock Plan in accordance with their respective employment agreements.

To date, the Compensation Committee has granted ISO, NSO and restricted stock and restricted stock rights awards to executive officers and key employees from time to time. Both ISO and NSO awards entitle the employee to purchase a specified number of shares of our common stock at a specified price during a specified period. Both the ISO awards and the NSO awards have a 10-year term. Both types of awards are designed as an incentive for future performance by the creation of stockholder value over the long-term since the greatest benefit of the options is realized only if stock price appreciation occurs. Restricted stock awards are grants of a specified number of shares of our common stock in which the employee’s rights to the shares are limited until the shares vest and cease to be subject to the restrictions. The employee obtains full ownership of the unrestricted shares of stock when it vests. Restricted stock rights awards represent the right to receive shares of our common stock upon vesting. The rights are considered “restricted” because they are subject to forfeiture and restrictions on transfer prior to vesting and the related issuance of shares. Vesting of such awards may be tied to a specified time period or the achievement of certain performance goals. We use stock options, restricted stock and restricted stock rights awards as long-term incentive devices since such awards provide the clearest tie between enhanced stockholder wealth and executive pay.

Although we still award a limited number of stock options in special situations and as required under certain employment agreements with our named executive officers, since 2004, we have issued primarily restricted stock and restricted stock rights to our executive officers. The Committee believes that restricted stock and restricted stock rights offer advantages over stock options, including the following:

•	Restricted stock provides an equally motivating form of incentive compensation, while enabling us to issue fewer shares, thereby reducing potential dilution.

•

Since our stock price has historically been volatile, stock options provide limited retention value, especially during periods when the strike price for our stock options exceeds the market price for our common stock.

To date, all of our restricted stock awards are time vested. We have not awarded restricted stock or restricted stock rights with performance conditions.

We resumed our program of issuing long-term equity incentive awards in March 2007 by granting restricted stock and restricted stock rights to our key employees, including our named executive officers, as follows:

Name	Number of Restricted Shares
John T. Dalton	45,000
John K. Allcorn	20,000

Twenty thousand shares of restricted stock granted to Mr. Dalton will vest in equal installments over a period of four years, and the remainder will “cliff vest” on the fourth anniversary of the date of the award. All of Mr. Allcorn’s award of 20,000 shares will vest in equal installments over a period of four years.

In evaluating the appropriate amount and value of long-term equity incentive grants to be awarded to our named executive officers, the Committee considered the fact that, unlike many of our competitors, the Company does not provide a defined benefit pension plan or excess plan for highly compensated employees, or a supplemental executive retirement plan or post-retirement health benefits. In light of Mr. Dalton’s continuing contribution to many critical objectives of the Company, the Committee determined to award 25,000 shares with a cliff vesting feature as an additional retention device to provide further incentive for Mr. Dalton to continue his employment.

In addition to the March 2007 awards to Mr. Dalton, we awarded 100,000 shares of restricted stock to Mr. Harl in January 2007, 10,000 of which vested immediately and the remainder of which will vest in four equal annual installments, and will issue 25,000 shares of restricted stock to Mr. Welch in August 2007, which will vest in three equal annual installments, each in accordance with their respective employment agreements.

All awards of stock options under the aforementioned programs previously made and which may be made in the future are made at or above the market price at the time of the award. Any awards of stock options to executives would be made at the Committee’s regularly scheduled meeting in March. Newly hired or promoted executives may receive awards of stock options on the date on which they are hired or promoted or on the date of a Committee meeting on or around the hire or promotion date.

Ownership Guidelines

At this time, we do not have any guidelines in place which require our executive officers to acquire and hold our common stock.

Retirement and Other Benefits

We have a defined contribution plan that is funded by participating employee contributions and the Company. We match employee contributions, including contributions by our named executive officers, up to a maximum of four percent of salary, in the form of cash. All contributions in the form of our common stock were suspended in 2005, and removed as an option on January 9, 2006.

Perquisites

We provide our named executive officers with a limited number of perquisites that the Committee believes are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites provided to our named executive officers.

An item is not considered a perquisite if it is integrally and directly related to the performance of the executive’s duties. An item is considered a perquisite if it confers a direct or indirect benefit that has a personal aspect, without regard to whether it may be provided for some business reason or for our convenience, unless it is generally available on a non-discriminatory basis to all employees.

We provide the following:

•	Executive Life Plan. Our executive officers may be reimbursed for up to $3,500 in premiums paid for the purchase of life insurance to meet their family needs.

•

Medical. Our executive officers are reimbursed for the expense of an annual fully comprehensive medical examination with the physician of their choice. In addition, we sponsor an executive medical program for our executive officers, which provides for reimbursement for the executive officer and eligible dependents for medical expenses not covered by the Willbros Group Medical Plan and which provides an accidental death and dismemberment benefit. The Company believes it benefits from these perquisites by encouraging our executive officers to protect their health.

•

Reimbursement for estate planning. Mr. Curran was provided this benefit in 2006, which he did not utilize, and Mr. Harl will be provided this benefit in the future. This perquisite is intended to encourage our most senior executives to engage knowledgeable experts to assist with their estate planning.

•

Club memberships. Messrs. Curran, Allcorn and Etheridge were reimbursed for certain club dues in 2006. The Company believes it benefits from this perquisite by fostering stronger relationships between our executives and clients.

•	Vehicle Fuel and Maintenance Allowance. We reimbursed some of our named executive officers in 2006 for fuel and vehicle maintenance expenses.

Severance Plan

Change of Control

In October 1998, the Committee approved and recommended, and the Board of Directors adopted, the Willbros Group, Inc. Severance Plan (the “Severance Plan”), effective January 1, 1999. The Board of Directors adopted the Severance Plan in lieu of entering into new employment agreements with the executive officers at that time. Since the Severance Plan was scheduled to expire on December 31, 2003, the Committee approved and recommended, and the Board of Directors adopted, a restated and amended Severance Plan (the “Restated Severance Plan”), effective September 25, 2003. Each of our executive officers is a participant in the Restated Severance Plan. The initial term of the Restated Severance Plan ended on December 31, 2006. On the last day of the initial term, and on each successive anniversary of such date, the term of the Plan is extended automatically for an additional successive one-year term, unless we give notice to the participants that no such extension shall occur.

The Board adopted the Restated Severance Plan as part of its ongoing, periodic review of our compensation and benefits programs and in recognition of the importance to us and our stockholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. A properly designed change in control program protects stockholder interests by enhancing employee focus during rumored or actual change in control activity through:

•	incentives to remain with the Company despite uncertainties while a transaction is under consideration or pending;

•	assurance of severance and benefits for terminated employees; and

•	access to the equity component of total compensation after a change in control.

The Restated Severance Plan provides that a participant whose employment is terminated other than for cause by the Company when a change in control of the Company is imminent or within three years after a change in control of the Company has occurred, shall be entitled to severance compensation:

•	equal to 300 percent of the participant’s annual base compensation;

•	equal to 300 percent of the participant’s greatest annual cash bonus received during the 36-month period ending on the date of the change in control;

•	equal to the aggregate annual incentive plan target opportunity that could have been earned in the year termination of employment occurs;

•	that provides full vesting of all of the participant’s outstanding stock options, restricted stock awards and other equity-based awards; and

•	that extends the participant’s and his dependents’ coverage under the benefit plans for 24 months.

The Restated Severance Plan also provides that a participant who voluntarily terminates his employment due to:

•	reduction of compensation or other benefits, including incentive plans;

•	reduction in scope of participant’s authorities, duties, or title; or

•	material change in the location of a participant’s principal place of employment by the Company,

when a change in control of the Company is imminent or within 18 months after a change in control of the Company has occurred, shall be entitled to a severance payment equal to the same severance compensation discussed above applicable to the entitlement provided by termination of employment other than for cause by the Company.

Separation

In addition to providing severance benefits to participants whose employment is terminated in connection with a change of control, the Restated Severance Plan provides that a participant whose employment is terminated other than for cause by the Company prior to a change in control of the Company shall be entitled to a severance payment equal to 100 percent of his base salary then in effect. A participant who receives a severance payment under the Restated Severance Plan will be subject to either a one year or two year competition restriction depending on the basis for the termination.

Additional payments may be required or permitted in some circumstances either in accordance with the terms of an executive officer’s employment agreement or as a result of negotiations with executives. For example, we entered into separation agreements specifying severance pay and benefits with Messrs. Curran, Williams and Etheridge, whose employment has ended.

The benefits provided which are not in connection with a change of control, whether pursuant to the Restated Severance Plan, or an executive officer’s employment agreement or separation agreement, provide severance payments and other benefits in an amount the Company believes is appropriate, taking into account the time it is expected to take a separated employee to find another job. Separation benefits are intended to ease the consequences to an employee of an unexpected termination of employment. We benefit by requiring a general release from separated employees and from competition and/or non-solicitation restrictions.

Tax Payments

All taxes on severance payments made under the Restated Severance Plan are the participant’s responsibility; provided, however, the Restated Severance Plan provides that the participant is entitled to receive a payment in an amount sufficient to make the participant whole for an excise tax on excess parachute payments imposed under Section 4999 of the U.S. Internal Revenue Code.

The effects of Section 4999 generally are unpredictable and can have widely divergent and unexpected effects based on an executive’s personal compensation history. Therefore, to provide an equal level of benefit across individuals without regard to the effect of the excise tax, we determined that Section 4999 gross-up payments are appropriate for our most senior level executives.

Tax and Accounting Implications

Policy Regarding Tax Deductibility of Executive Compensation

Section 162(m) of the U.S. Internal Revenue Code places a $1,000,000 per person limitation on the United States tax deduction a U.S. subsidiary employer of a publicly-held corporation may take for compensation paid to the Company’s CEO and its four other highest paid executive officers, except compensation which constitutes performance-based compensation as defined by the U.S. Internal Revenue Code is not subject to the $1,000,000 limit. The Committee generally intends to grant awards under our 1996 Stock Plan consistent with the terms of Section 162(m) so that such awards will not be subject to the $1,000,000 limit. While we intend to pursue a strategy of maximizing the deductibility of compensation paid to executive officers in the future, we also intend to maintain the flexibility to take actions that we consider to be in our best interests and to take into consideration factors other than deductibility. In doing so, the Committee may utilize alternatives such as deferring compensation to qualify compensation for deductibility. If any executive officer compensation exceeds this limitation, it is expected that such cases will represent isolated, nonrecurring situations arising from special circumstances.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, we believe we are operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management of Willbros and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION COMMITTEE

James B. Taylor, Jr., Chairman

S. Fred Isaacs

John T. McNabb, II

Rodney B. Mitchell

Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2006. Messrs. Harl and Welch joined Willbros on January 20, 2006 and August 28, 2006, respectively. Mr. Curran retired as Chief Executive Officer on December 29, 2006. Messrs. Williams and Etheridge resigned as officers on August 9, 2006 and November 14, 2006, respectively. The amounts listed below in the “Stock Awards” and “All Other Compensation” columns include amounts paid or accrued pursuant to severance arrangements between us and each of Messrs. Curran, Williams and Etheridge.

We have employment agreements with Messrs. Harl, Welch and Dalton and had an employment agreement with Mr. Curran until December 29, 2006, when he retired. For additional information regarding these employment agreements, see the caption “Potential Payments Upon Termination or Change in Control—Employment Agreements” below.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)		Option Awards ($)(3)	Non- Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)		Total ($)
Michael F. Curran Chairman of the Board and Chief Executive Officer	2006	700,000	400,000		3,981,099	(6)	—	525,000	(7)	6,117	1,695,335	(8)	7,307,551

Robert R. Harl President and Chief Operating Officer	2006	473,718	—	(9)	180,100		135,320	—		—	38,027	(10)	827,165

Van A. Welch Senior Vice President and Chief Financial Officer	2006	122,053	87,500	(11)	118,600		87,425	—		—	—		415,578

John K. Allcorn Executive Vice President	2006	320,395	87,500	(11)	183,238		—	—		6,953	22,483	(12)	620,569

John T. Dalton Senior Vice President and General Counsel	2006	375,000	93,750	(11)	183,238		—	—		8,691	11,900		672,579

Warren L. Williams Senior Vice President and Chief Financial Officer	2006	213,590	—		503,288	(13)	—	—		—	1,001,091	(14)	1,717,969

R. Clay Etheridge President of Willbros International, Inc.	2006	296,875	—		581,130	(15)	—	—		—	799,091	(16)	1,677,096

(1)	Consists of compensation paid as discretionary bonuses.
(2)	These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, computed in accordance with SFAS No. 123R, of stock awards granted pursuant to our 1996 Stock Plan and thus include amounts from stock awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in note 10 to our audited financial statements for the fiscal year ended December 31, 2006 included in this Form 10-K.
(3)	These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, computed in accordance with SFAS No. 123R, of option awards granted pursuant to our 1996 Stock Plan and thus may include amounts from option awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in note 10 to our audited financial statements for the fiscal year ended December 31, 2006 included in this Form 10-K.
(4)	Represents the amount of above market earnings on compensation that is deferred outside of tax-qualified plans such as our 401(k) plan. Payment of $337,500 of Mr. Curran’s bonus for 2005 is deferred until July 1, 2008, and earns interest at the rate of 8.15 percent annually. Payment of $625,000 of his bonus for 2006 is also deferred until July 1, 2008, and earns interest at the rate of 8.15 percent annually. The total amount of interest earned on these deferred bonuses by Mr. Curran for 2006 was $22,216.

Each of Messrs. Allcorn and Dalton were awarded discretionary bonuses for 2005 payable in three equal installments, with the first being paid in March 2006, the second in March 2007 and the third in March 2008. The second and third installments earn interest at the rate of 10 percent annually until the date of payment. Payment of the installments is conditioned on the continued employment of the employee on the date the installment is due. The total amount of interest earned on these deferred bonuses by Messrs. Allcorn and Dalton for 2006 was $15,946 and $19,932, respectively.

(5)	The amounts shown include contributions by us to (a) our 401(k) plan in the amount of $8,400 for each of Messrs. Curran, Harl, Allcorn, Dalton, Williams and Etheridge, and (b) our Executive Life Plan in the amount of $3,500 for each of Messrs. Curran, Dalton and Williams.

Does not include the value of perquisites and other personal benefits for each of Messrs. Harl, Welch, Dalton and Etheridge because the aggregate amount of his compensation for such perquisites and other personal benefits is less than $10,000.

(6)	In connection with Mr. Curran’s retirement, the vesting of 12,500 shares of restricted stock and restricted stock rights for 183,334 shares of common stock were accelerated, with delivery of the 183,334 shares to occur on July 1, 2008. The amount shown includes $2,463,072, which is the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, as a result of such acceleration of vesting.
(7)	Represents the amount earned by Mr. Curran under the terms of his employment agreement by satisfying the transition performance goal for 2006 of our Board of Directors electing, on or before December 31, 2006, a successor to him as Chief Executive Officer. Under the terms of his employment agreement, payment of $625,000 of his total bonus of $925,000 for 2006 is deferred until July 1, 2008.
(8)	In addition to the items included in footnote (5) above, in connection with Mr. Curran’s retirement, he received on December 29, 2006, a lump sum payment of $1,575,000 and $96,950 as payment for his accrued but unused vacation time. In addition to these items, the amount for Mr. Curran also includes the cost to us attributable to contributions by us to our Executive Medical Plan, a vehicle fuel and maintenance allowance and club memberships. As a result of his retirement, the vesting of certain shares of restricted stock and restricted stock rights were accelerated. See footnote (6) above. He also entered into a consulting agreement with us for a period of two years beginning January 1, 2007, and will be paid a fee of $150,000 per year. Mr. Curran and his eligible dependents will continue to receive health care coverage under our medical plan during the period that he is a consultant.
(9)	In lieu of any cash bonus for 2006, on March 1, 2007, Mr. Harl was granted 50,000 shares of restricted stock under our 1996 Stock Plan, which will vest in full on the fourth anniversary of the award or March 1, 2011. The grant date fair value, computed in accordance with SFAS No. 123R, of the shares of restricted stock is $1,103,000.
(10)	In addition to the item included in footnote (5) above, the amount for Mr. Harl also includes $29,627 for consulting services provided to us from January 1, 2006 through January 19, 2006, prior to Mr. Harl’s employment with us on January 20, 2006.
(11)	When considering discretionary bonuses for 2006 for Messrs. Welch, Allcorn and Dalton, we elected to pay 50 percent of the bonus in cash and the remaining 50 percent in restricted stock with vesting to occur over the next two years. Accordingly, on March 1, 2007, Messrs. Welch, Allcorn and Dalton were granted 3,966 shares, 3,966 shares, and 4,250 shares, respectively, of restricted stock under our 1996 Stock Plan, which stock will vest in two equal installments on March 1, 2008 and March 1, 2009. The amounts shown for Messrs. Welch, Allcorn and Dalton represent the cash portion of the bonus only and do not include the stock portion. The grant date fair value, computed in accordance with SFAS No. 123R, of the shares of restricted stock granted to Messrs. Welch, Allcorn and Dalton is $87,490, $87,490, and $93,755, respectively.
(12)	In addition to the item included in footnote (5) above, the amount for Mr. Allcorn also includes the cost to us attributable to contributions by us to our Executive Medical Plan, a vehicle fuel and maintenance allowance and club memberships.
(13)	In connection with Mr. Williams’ resignation, the vesting of 26,250 shares of restricted stock was accelerated. The amount shown includes $396,399, which is the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, as a result of such acceleration of vesting.
(14)	In addition to the items included in footnote (5) above, in connection with Mr. Williams’ resignation, he received the sum of $350,000 in accordance with our severance plan, $32,950 as payment for his accrued but unused vacation time, the vesting of 26,250 shares of restricted stock was accelerated (see footnote (13) above), and the period in which he could exercise previously vested options to purchase 82,150 shares of common stock was extended from three months following August 9, 2006 to December 31, 2006. Mr. Williams also entered into a consulting agreement with us and was paid fees of $583,334 for consulting services provided during 2006 and also received reimbursement of COBRA premium cost of continued health care coverage for Mr. Williams and his dependents while providing consulting services in the amount of $5,241. In addition to these items, the amount for Mr. Williams also includes the cost to us attributable to contributions by us to our Executive Medical Plan and Comprehensive Company Physical Examination Plan and an interest free loan (see Item 13 “Certain Relationships and Related Transactions, and Director Independence” below).
(15)	In connection with Mr. Etheridge’s resignation, the vesting of 27,000 shares of restricted stock was accelerated. The amount shown includes $387,420 which is the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, as a result of such acceleration of vesting.
(16)	In addition to the item included in footnote (5) above, in connection with Mr. Etheridge’s resignation, he received the sum of $350,000 in accordance with our severance plan, an additional sum of $175,000 in recognition of past services and as further consideration for a release, his remaining unpaid installments under his bonus for 2005, including interest, in the sum of $216,982, and $48,709 as payment for his accrued but unused vacation time. The vesting of 27,000 shares of restricted stock was also accelerated (see footnote (15) above).

Grants of Plan-Based Awards

The following table provides information about stock and option awards and non-equity and equity incentive plan awards granted to our named executive officers during the year ended December 31, 2006. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)		Target ($)		Maximum ($)		Threshold ($)	Target ($)	Maximum ($)
Michael F. Curran	3/1/06	—		—		—		—	—	—	50,000	—	—	960,500
	12/29/06	—		—		—		—	—	—	50,000	—	—	945,000
	—	262,500	(2)	918,750	(2)	1,050,000	(2)	—	—	—	—	—	—	—
Robert R. Harl	1/20/06	—		—		—		—	—	—	—	100,000	18.01	676,600
	1/20/06	—		—		—		—	—	—	50,000	—	—	900,500
	—	250,000	(3)	375,000	(3)	500,000	(3)	—	—	—	—	—	—	—
Van A. Welch	8/28/06	—		—		—		—	—	—	—	50,000	17.79	349,700
	8/28/06	—		—		—		—	—	—	40,000	—	—	711,600
John K. Allcorn	—	—		—		—		—	—	—	—	—	—	—
John T. Dalton	—	—		—		—		—	—	—	—	—	—	—
Warren L. Williams	—	—		—		—		—	—	—	—	—	—	—
R. Clay Etheridge	—	—		—		—		—	—	—	—	—	—	—

(1)	These stock and option awards were granted under our 1996 Stock Plan and are described in the Outstanding Equity Awards at Fiscal Year-End table below.
(2)	Under Mr. Curran’s employment agreement, during 2006 he could have earned a cash bonus of up to 150 percent of his base salary (or $1,050,000) if certain transition performance goals and/or net income target performance goals were achieved. Under the transition performance goal, he could earn $525,000 if on or before December 31, 2006, the Board of Directors elected a successor to him as Chief Executive Officer. There was no threshold or maximum amount under this transition performance goal, only the target amount of $525,000. Under the net income target performance goal, which is generally defined as the line item designated as such in our annual budget for 2006 as approved by the Board before deducting any net income performance bonus payable to Mr. Curran and/or otherwise to employees, he could have earned up to $525,000. The threshold amount under the net income target performance goal was $262,500, the target amount was $393,750 and the maximum amount was $525,000.
(3)	Under Mr. Harl’s employment agreement, during 2006 he could have earned a cash bonus of up to 100 percent of his base salary (or $500,000) if certain net income target performance goals, as defined in footnote (2) above, were achieved.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the option and stock awards that we have made to our named executive officers, which are outstanding as of December 31, 2006.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Michael F. Curran	50,000	—		—	6.00	2/23/10	—		—	—	—
	50,000	—		—	6.25	7/10/10	—		—	—	—
	100,000	—		—	15.00	11/26/11	—		—	—	—

Robert R. Harl	20,000	80,000	(2)	—	18.01	1/19/16	40,000	(3)	756,000	—	—

Van A. Welch	—	50,000	(4)	—	17.79	8/27/16	40,000	(5)	756,000	—	—

John K. Allcorn	50,000	—		—	15.00	11/26/11	26,250	(6)	496,125	—	—

John T. Dalton	2,000	—		—	14.94	2/22/08	26,250	(6)	496,125	—	—
	50,000	—		—	7.26	10/29/12	—		—	—	—

Warren L. Williams	—	—		—	—	—	—		—	—	—

R. Clay Etheridge	—	—		—	—	—	—		—	—	—

(1)	Based on the closing price of our common stock on December 29, 2006 ($18.90), as reported on the New York Stock Exchange.
(2)	These options become exercisable in four equal installments of 20,000 shares each on December 31 of 2007, 2008, 2009 and 2010.
(3)	These shares of restricted stock vest in four equal installments of 10,000 shares each on December 31 of 2007, 2008, 2009 and 2010.
(4)	These options become exercisable in four equal installments of 12,500 shares each on August 28 of 2007, 2008, 2009 and 2010.
(5)	These shares of restricted stock vest in two equal installments of 20,000 shares each on January 1 of 2007 and 2008.
(6)	The shares of restricted stock for each of Messrs. Allcorn and Dalton vest as follows: 3,750 shares on each of January 12 of 2007 and 2008, and 6,250 shares on each of January 18 of 2007, 2008 and 2009.

Option Exercises and Stock Vested

The following table provides information about the value realized by our named executive officers upon exercise of option awards and vesting of stock awards during the year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Michael F. Curran	—	—	202,084	(3)	3,805,701
Robert R. Harl	—	—	10,000		189,000
Van A. Welch	—	—	—		—
John K. Allcorn	—	—	10,000		166,851
John T. Dalton	—	—	10,000		166,851
Warren L. Williams	82,150	446,553	36,250		586,851
R. Clay Etheridge	—	—	37,000		568,160

(1)	Amounts reflect the difference between the exercise price of the option and the market price of the underlying shares at the time of exercise.
(2)	Amounts reflect the market value of the stock on the day the stock vested.
(3)	The delivery of 183,334 of these shares has been deferred until July 1, 2008.

Nonqualified Deferred Compensation

The following table provides information with respect to nonqualified deferred compensation of our named executive officers.

Name	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)		Aggregate Withdrawals / Distributions ($)		Aggregate Balance at Last Fiscal Year-End ($)
Michael F. Curran	962,500	(1)	—	22,216	(1)	—		984,716	(1)
Robert R. Harl	—		—	—		—		—
Van A. Welch	—		—	—		—		—
John K. Allcorn	200,000	(2)	—	15,946	(2)	—		215,946	(2)
John T. Dalton	250,000	(2)	—	19,932	(2)	—		269,932	(2)
Warren L. Williams	233,334	(2)	—	9,397	(3)	233,334	(4)	—
R. Clay Etheridge	203,333	(2)	—	13,649		216,982	(5)	—

(1)	Under the terms of Mr. Curran’s employment agreement, the payment of a portion of his 2005 and 2006 bonuses is deferred until July 1, 2008, as follows: $337,500 for 2005, which bears interest at 8.15 percent annually, and $625,000 for 2006, which bears interest at 8.15 percent annually. These amounts are unfunded. The deferred amount of $337,500 for 2005 was reported in the Summary Compensation table for 2005. The deferred amount of $625,000 for 2006 and $6,117 of the $22,216 in earnings are reported in the Summary Compensation table for 2006 above.
(2)

Each of Messrs. Allcorn, Dalton, Williams and Etheridge were awarded discretionary bonuses for 2005 payable in three equal installments, with the first being paid in March 2006, the second in March 2007 and the third in March 2008. The second and third installments earn interest at the rate of 10% annually until the date of payment. The amount shown for each of them represents the unfunded amount of the second and third installments, in the aggregate. Payment of the installments, including interest, is conditioned on the continued employment of the employee on the date the installment is due. The amount shown for each of them representing the installments, in the aggregate, was reported in the Summary Compensation table for 2005. $6,953 of the $15,946 in earnings for Mr. Allcorn and $8,691 of the $19,932 in earnings for Mr. Dalton were reported in the Summary Compensation table for 2006 above.

(3)	Forfeited in connection with Mr. Williams’ resignation. Accordingly, this amount does not appear in the Summary Compensation table for 2006 above.
(4)	Paid to Mr. Williams as partial consideration for providing consulting services to us after his resignation.
(5)	This amount was paid to Mr. Etheridge in connection with his resignation. The $13,649 in earnings included in this amount was reported in the Summary Compensation table for 2006 above.

Potential Payments Upon Termination or Change in Control

The following tables show potential payments to our named executive officers, other than Messrs. Curran, Williams and Etheridge, under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change in control or termination of each of such named executive officers, assuming a December 31, 2006 termination date and, where applicable, using the closing price of our common stock of $18.90 (as reported on the New York Stock Exchange) as of December 29, 2006. These amounts are estimates only. The actual amounts to be paid out can only be determined at the time of such officer’s separation from us.

Mr. Curran retired on December 29, 2006, and Messrs. Williams and Etheridge resigned on August 9, 2006 and November 14, 2006, respectively. For a discussion of the amounts paid to Messrs. Curran, Williams and Etheridge in connection with their separation from us, see the discussion under the caption “Potential Payments Upon Termination or Change in Control—Separation Agreements” below.

Robert R. Harl

Executive Benefits and Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement(1)	Involuntary Not for Cause Termination		For Cause Termination	Involuntary or Good Reason Termination (Change in Control)		Death or Disability
Compensation:
Base Salary ($500,000)	$0	$0	$0	$0		$0	$0		$0
Short-term Incentive	$0	$0	$0	$0		$0	$1,445,000	(2)	$500,000	(3)
Long-term Incentives
Stock Options
Unvested and Accelerated	$0	$0	$0	$0		$0	$71,200	(4)	$0
Restricted Stock
Unvested and Accelerated	$0	$0	$0	$756,000	(5)	$0	$756,000	(6)	$756,000	(7)
Benefits and Perquisites:
Post-Retirement Health & Insurance Continuation (PRH&IC)	$0	$0	$0	$0		$0	$0		$0
PRH&IC Tax Gross-up	$0	$0	$0	$0		$0	$0		$0
280G Tax Gross-up	$0	$0	$0	$0		$0	$0		$0
Total	$0	$0	$0	$756,000		$0	$2,272,200		$1,256,000

(1)	Under our retirement policies, Mr. Harl was not eligible for retirement on December 31, 2006.
(2)

Under his employment agreement, Mr. Harl is eligible for a bonus of $500,000 for 2006 if certain performance goals are met as of December 31, 2006. The termination of his employment on December 31, 2006 as a result of a change in control would entitle him to the full $500,000 bonus even if the performance goals were not met. Under his employment agreement, Mr. Harl would also be entitled to a payment equal to the value of 50,000 shares of our common stock if his employment were terminated on December 31, 2006, as a result of a change in control.
(3)	Under his employment agreement, Mr. Harl is eligible for a bonus of $500,000 for 2006 if certain performance goals are met as of December 31, 2006. The termination of his employment on December 31, 2006 as a result of his death or disability during employment would entitle him to the full $500,000 bonus even if the performance goals were not met.
(4)	Under his employment agreement, Mr. Harl was awarded 100,000 stock options on January 20, 2006. 20,000 of those options vested on December 31, 2006, and the vesting of the remaining 80,000 options would be accelerated to December 31, 2006 if his employment were terminated involuntarily as a result of a change in control occurring on December 31, 2006.
(5)	Under his employment agreement, Mr. Harl was awarded 50,000 shares of restricted stock on January 20, 2006. 10,000 of those shares vested on December 31, 2006, and under the award agreement the vesting of the remaining 40,000 shares would be accelerated to December 31, 2006 if his employment were terminated involuntarily other than for cause on December 31, 2006.
(6)	Under his employment agreement, Mr. Harl was awarded 50,000 shares of restricted stock on January 20, 2006. 10,000 of those shares vested on December 31, 2006, and the vesting of the remaining 40,000 shares would be accelerated to December 31, 2006 if his employment were terminated involuntarily as a result of a change in control occurring on December 31, 2006.
(7)	Under the award agreement, the forfeiture restrictions would be waived on the 40,000 unvested shares of restricted stock.

Van A. Welch

Executive Benefits and Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement(1)	Involuntary Not for Cause Termination		For Cause Termination	Involuntary or Good Reason Termination (Change in Control)		Death or Disability
Compensation:
Base Salary ($350,000)	$0	$0	$0	$1,629,150	(2)	$0	$1,629,150	(3)	$0
Short-term Incentive	$0	$0	$0	$1,750,000	(4)	$0	$1,750,000	(5)	$350,000	(6)
Long-term Incentives
Stock Options
Unvested and Accelerated	$0	$0	$0	$55,500	(7)	$0	$55,500	(7)	$55,500	(7)
Restricted Stock
Unvested and Accelerated	$0	$0	$0	$2,646,000	(8)	$0	$2,646,000	(8)	$2,646,000	(8)
Benefits and Perquisites:
Post-Retirement Health & Insurance Continuation (PRH&IC)(9)	$0	$0	$0	$48,184		$0	$48,184		$0
PRH&IC Tax Gross-up(10)	$0	$0	$0	$0		$0	$11,844		$0
280G Tax Gross-up	$0	$0	$0	$0		$0	$7,801,849	(11)	$0
Total	$0	$0	$0	$6,128,834		$0	$13,942,527		$3,051,500

(1)	Under our retirement policies, Mr. Welch was not eligible for retirement on December 31, 2006.
(2)	Under his employment agreement, Mr. Welch is entitled to his base salary for the remainder of the term of such agreement (through August 27, 2011) in the event of his involuntary termination other than for cause on December 31, 2006.
(3)	Under his employment agreement, Mr. Welch is entitled to his base salary for the remainder of the term of such agreement (through August 27, 2011) in the event of his involuntary termination as a result of a change in control on December 31, 2006.
(4)	Under his employment agreement, Mr. Welch is entitled to the maximum cash bonus for which he is eligible (an annual amount equal to his base salary) for each uncompleted year of the term of the agreement if his employment is terminated involuntarily other than for cause.
(5)	Under his employment agreement, Mr. Welch is entitled to the maximum cash bonus for which he is eligible for each uncompleted year of the term of the agreement if his employment is terminated involuntarily due to a change in control.
(6)	Under his employment agreement, in the event of his death or disability during employment with us, Mr. Welch or his dependents, beneficiaries or estate, as the case may be, would be entitled to the maximum bonus for which Mr. Welch was eligible for the year of his termination as if all performance goals upon which his bonus was contingent had been met.
(7)	Under his employment agreement, Mr. Welch would immediately vest in 50,000 stock options granted to him on August 28, 2006.
(8)	Under his employment agreement, Mr. Welch would be entitled to the accelerated vesting and granting and vesting of 140,000 shares of restricted stock.
(9)	Under his employment agreement, Mr. Welch would be entitled to continuation of health and insurance benefit coverage at the same cost to him at the time of termination for the remainder of his employment term. The amount reflected is our cost for continuation of his coverage under our dental, medical, life, long term disability and accidental death and dismemberment group insurance policies. The amount was determined by assuming that the rate of cost increases for such benefits equals the discount rate applicable to reduce the amount to present value as of December 31, 2006.
(10)	Under our severance plan, in the event his termination results from a change in control, Mr. Welch is eligible for reimbursement of the taxes payable by him with respect to 24 months of PRH&IC that would not be payable were he still an employee.

(11)	Under our severance plan, Mr. Welch is eligible for reimbursement of all excise taxes that are imposed on him under Section 4999 and any income and excise taxes that are payable by him as a result of any reimbursements for Section 4999 excise taxes. The total Section 4999 tax gross-up amount in the table assumes that the executive is entitled to a full reimbursement by us of (i) any excise taxes that are imposed on him as a result of the change in control, (ii) any income and excise taxes imposed on him as a result of our reimbursement of the excise tax amount and (iii) any additional income and excise taxes that are imposed on him as a result of our reimbursement of him for any excise or income taxes. The calculation of the Section 4999 gross-up amount in the table is based upon a Section 4999 excise tax rate of 20%, a 35% federal income tax rate, and a 1.45% medicare tax rate. For purposes of the Section 4999 calculation, it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the non-competition restrictions to which he is subject as a condition to certain payments.

John K. Allcorn

Executive Benefits and Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement(1)	Involuntary Not for Cause Termination		For Cause Termination	Involuntary or Good Reason Termination (Change in Control)		Death or Disability
Compensation:
Base Salary ($350,000)	$0	$0	$0	$350,000	(2)	$0	$1,950,000	(3)	$0
Short-term Incentive	$0	$0	$0	$0		$0	$216,000	(4)	$0
Long-term Incentives
Stock Options
Unvested and Accelerated	$0	$0	$0	$0		$0	$0		$0
Restricted Stock
Unvested and Accelerated	$0	$0	$0	$496,125	(5)	$0	$496,125	(6)	$496,125	(7)
Benefits and Perquisites:
Post-Retirement Health & Insurance Continuation (PRH&IC)	$0	$0	$0	$0		$0	$20,650	(8)	$0
PRH&IC Tax Gross-up	$0	$0	$0	$0		$0	$11,844	(9)	$0
280G Tax Gross-up	$0	$0	$0	$0		$0	$2,974,749	(10)	$0
Total	$0	$0	$0	$846,125		$0	$5,669,368		$496,125

(1)	Under our retirement policies, Mr. Allcorn was not eligible for retirement on December 31, 2006.
(2)	Under our severance plan, Mr. Allcorn would be entitled to a payment equal to 100% of his base salary if he were terminated involuntarily other than for cause.
(3)	Under our severance plan, Mr. Allcorn would be entitled to a payment equal to 300% of the total of (i) his base salary plus (ii) the largest annual bonus awarded to him in the 36 months preceding his termination if his employment was terminated involuntarily in connection with a change in control.
(4)	Mr. Allcorn was awarded a bonus on March 14, 2006, for the 2005 year. The payment of a portion of that bonus was deferred, but would be accelerated in the event of his termination in connection with a change in control. In addition, the deferred portion of his bonus would earn interest at a rate of 10% annually from March 14, 2006 to December 31, 2006.
(5)	Under the award agreement whereby Mr. Allcorn was awarded 26,250 shares of restricted stock, the vesting of those shares would be accelerated if his employment were terminated involuntarily other than for cause.
(6)	Under our severance plan, the vesting of 26,250 shares of restricted stock awarded to Mr. Allcorn would be accelerated if his employment was terminated involuntarily in connection with a change in control.
(7)	Under the award agreement, the vesting of 26,250 shares of restricted stock awarded to Mr. Allcorn would be accelerated if his employment was terminated by reason of his death or disability.
(8)	Under our severance plan, in the event his termination results from a change in control, Mr. Allcorn is entitled to continued coverage of his certain insurance benefits for 24 months at the same expense to him as if he were an employee. The amount reflected is our cost for continuation of his coverage under our dental, medical, life, long term disability and accidental death and dismemberment group insurance policies. The amount was determined by assuming that the rate of cost increases for such benefits equals the discount rate applicable to reduce the amount to present value as of December 31, 2006.
(9)	Under our severance plan, in the event his termination results from a change in control, Mr. Allcorn is eligible for reimbursement of the taxes payable by him with respect to 24 months of PRH&IC that would not be payable were he still an employee.
(10)	Under our severance plan, Mr. Allcorn is eligible for reimbursement of all excise taxes that are imposed on him under Section 4999 and any income and excise taxes that are payable by him as a result of any reimbursements for Section 4999 excise taxes. The total Section 4999 tax gross-up amount in the table assumes that the executive is entitled to a full reimbursement by us of (i) any excise taxes that are imposed on him as a result of the change in control, (ii) any income and excise taxes imposed on him as a result of our reimbursement of the excise tax amount and (iii) any additional income and excise taxes that are imposed on him as a result of our reimbursement of him for any excise or income taxes. The calculation of the Section 4999 gross-up amount in the table is based upon a Section 4999 excise tax rate of 20 percent, a 35 percent federal income tax rate, and a 1.45 percent Medicare tax rate. For purposes of the Section 4999 calculation it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the non-competition restrictions to which he is subject as a condition to certain payments.

John T. Dalton

Executive Benefits and Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement(1)	Involuntary Not for Cause Termination		For Cause Termination	Involuntary or Good Reason Termination (Change in Control)		Death or Disability
Compensation:
Base Salary ($375,000)	$0	$0	$0	$1,812,525	(2)	$0	$1,812,525	(3)	$0
Short-term Incentive	$0	$0	$0	$1,875,000	(4)	$0	$2,145,000	(5)	$375,000	(6)
Long-term Incentives
Stock Options
Unvested and Accelerated	$0	$0	$0	$0		$0	$0		$0
Restricted Stock
Unvested and Accelerated	$0	$0	$0	$496,125	(7)	$0	$496,125	(8)	$496,125	(9)
Benefits and Perquisites:
Post-Retirement Health & Insurance Continuation (PRH&IC)(10)	$0	$0	$0	$31,937		$0	$31,937		$0
PRH&IC Tax Gross-up(11)	$0	$0	$0	$0		$0	$7,580		$0
280G Tax Gross-up	$0	$0	$0	$0		$0	$5,221,226	(12)	$0
Total	$0	$0	$0	$4,215,587		$0	$9,714,393		$871,125

(1)	Under our retirement policies, Mr. Dalton was not eligible for retirement on December 31, 2006.
(2)	Under his employment agreement, Mr. Dalton is entitled to his base salary for the remainder of the term of such agreement (through October 31, 2011) in the event of his involuntary termination other than for cause on December 31, 2006.
(3)	Under his employment agreement, Mr. Dalton is entitled to his base salary for the remainder of the term of such agreement in the event of his involuntary termination as a result of a change in control on December 31, 2006.
(4)	Under his employment agreement, Mr. Dalton is entitled to the maximum cash bonus for which he is eligible (an annual amount equal to his base salary) for each uncompleted year of the agreement if his employment is terminated involuntarily other than for cause.
(5)	Under his employment agreement, Mr. Dalton is entitled to the maximum cash bonus for which he is eligible (an annual amount equal to his base salary) for each uncompleted year of the agreement if his employment is terminated involuntarily due to a change in control. In addition, in the event of his termination by reason of a change in control, the payment of $250,000 deferred bonus awarded to Mr. Dalton on March 14, 2006 for the 2005 year, plus interest at 10 percent annually from March 14, 2006 to December 31, 2006, would be accelerated.
(6)	Under his employment agreement, in the event of his death or disability during employment with us, Mr. Dalton or his dependents, beneficiaries or estate, as the case may be, would be entitled to the maximum bonus for which Mr. Dalton was eligible for the year of his termination as if all performance goals upon which his bonus was contingent had been met.
(7)	Under the award agreement whereby Mr. Dalton was awarded 26,250 shares of restricted stock, the vesting of those shares would be accelerated if his employment were terminated involuntarily other than for cause.
(8)	Mr. Dalton would be entitled under our severance plan to the accelerated vesting of 26,250 shares of restricted stock.
(9)	Mr. Dalton would be entitled under the award agreement to the accelerated vesting of 26,250 shares of restricted stock.
(10)	Under his employment agreement, Mr. Dalton would be entitled to continuation of health and insurance benefit coverage at the same cost to him at the time of termination for the remainder of his employment term. The amount reflected is the employer cost for continuation of his coverage under our dental, medical, life, long term disability and accidental death and dismemberment group insurance policies. The amount was determined by assuming that the rate of cost increases for such benefits equals the discount rate applicable to reduce the amount to present value as of December 31, 2006.
(11)	Under our severance plan, in the event his termination results from a change in control, Mr. Dalton is eligible for reimbursement of the taxes payable by him with respect to 24 months of PRH&IC that would not be payable were he still an employee.
(12)	Under our severance plan, Mr. Dalton is eligible for reimbursement of all excise taxes that are imposed on him under Section 4999 and any income and excise taxes that are payable by him as a result of any reimbursements for Section 4999 excise taxes. The total Section 4999 tax gross-up amount in the table assumes that the executive is entitled to a full reimbursement by us of (i) any excise taxes that are imposed on him as a result of the change in control, (ii) any income and excise taxes imposed on him as a result of our reimbursement of the excise tax amount and (iii) any additional income and excise taxes that are imposed on him as a result of our reimbursement of him for any excise or income taxes. The calculation of the Section 4999 gross-up amount in the table is based upon a Section 4999 excise tax rate of 20 percent, a 35 percent federal income tax rate, and a 1.45 percent Medicare tax rate. For purposes of the Section 4999 calculation it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the non-competition restrictions to which he is subject as a condition to certain payments.

Employment Agreements

We have entered into employment agreements with the following named executive officers: Robert R. Harl, Van A. Welch and John T. Dalton. Michael F. Curran had an employment agreement with us until his retirement on December 29, 2006.

Robert R. Harl. We entered into an employment agreement with Mr. Harl on January 20, 2006, as amended June 14, 2006. The term of the agreement is approximately five years, commencing on January 20, 2006, and ending on December 31, 2010 (the “Employment Period”). Beginning January 20, 2006 through December 31, 2006, Mr. Harl will earn a base salary of $500,000 per year. Such base salary will increase to $600,000 for the period January 1, 2007 through December 31, 2007, and to $700,000 for each calendar year beginning after December 31, 2007 through the end of the Employment Period.

Additionally, Mr. Harl may earn a cash bonus of up to

•	100 percent of his base salary (or $500,000) for 2006;

•	125 percent of his base salary (or $750,000) for 2007; and

•	150 percent of his base salary (or $1,050,000), for each remaining calendar year during the Employment Period,

if certain net income target performance objectives approved by the Board of Directors are achieved. The net income target performance goal is generally defined as the line item designated as such in our annual budget for the year 2006, 2007, 2008, 2009 and 2010, respectively, as approved by the Board of Directors for the relevant year, before deducting any net income performance bonuses payable to Mr. Harl and/or otherwise to employees.

Under the terms of the agreement, Mr. Harl has been and in the future will be granted stock options and restricted stock under our 1996 Stock Plan as follows:

•	On January 20, 2006, non-qualified stock options for 100,000 shares, with vesting to occur in five equal annual installments on December 31 of 2006, 2007, 2008, 2009 and 2010;

•	On January 20, 2006, 50,000 shares of restricted stock, with vesting to occur in five equal annual installments on December 31 of 2006, 2007, 2008, 2009 and 2010;

•

On January 1, 2007, 100,000 shares of restricted stock, of which 10,000 shares vest as of the date of issuance and vesting for the remaining shares to occur in four equal installments on December 31 of 2007, 2008, 2009 and 2010;

•	On January 1, 2008, 50,000 shares of restricted stock, with vesting to occur in three equal installments on December 31 of 2008, 2009 and 2010;

•	On January 1, 2009, 50,000 shares of restricted stock, with vesting to occur in two equal installments on December 31 of 2009 and 2010; and

•	On January 1, 2010, 50,000 shares of restricted stock, with full vesting to occur on December 31, 2010.

Pursuant to the agreement, in the event Mr. Harl’s employment is terminated by us due to a change in control (as defined in our Severance Plan, as amended and restated effective September 25, 2003) during the calendar year 2006, he will be entitled, among other things, to

•	continue receiving his base salary during the remainder of the calendar year 2006,

•	the immediate vesting of all restricted stock and stock options awarded to him on January 20, 2006, and

•	the maximum available amount of his unearned bonus for calendar year 2006 as if he had satisfied the performance goals for calendar year 2006.

In the event Mr. Harl’s employment is terminated by us without cause, or due to a constructive discharge, or due to a change in control after December 31, 2006, he will be entitled, among other things, to

•	continue receiving his base salary during the remainder of the Employment Period, and

•	the maximum available amount of his unearned bonuses as if he had satisfied the performance goals for each of the uncompleted years remaining in the Employment Period at the time of termination.

If Mr. Harl voluntarily resigns or is terminated by us for cause, he will receive his base salary through the date of termination and no cash bonuses for any years remaining in the Employment Period which have not yet ended as of the date of termination. If termination occurs by reason of Mr. Harl’s death or disability, he will receive

•	his base salary through the date of death or termination, and

•

the maximum amount available for a cash bonus in the year of his death or termination by reason of disability as if he had satisfied the performance goals for such year (but not for later years during the Employment Period).

In such cases, after December 31, 2006, Mr. Harl is also entitled to such benefits as are provided under our severance plan, if any; provided, however, that the value of any compensation and/or benefits payable under the severance plan shall not be duplicative of any amounts paid under the agreement, and such amounts payable under the severance plan shall be offset against the value of any compensation or benefits payable to him under the agreement, and vice versa.

Pursuant to the agreement, during the Employment Period and for a period of one year thereafter, Mr. Harl will not compete with the businesses of us and our affiliates.

Van A. Welch. We entered into an employment agreement with Mr. Welch on August 28, 2006. The term of the agreement is five years, commencing on August 28, 2006, and ending on August 27, 2011 (the “Employment Period”). During the Employment Period, Mr. Welch will earn a base salary of $350,000 per year. Mr. Welch will be eligible for increases in such base salary during the Employment Period.

Additionally, Mr. Welch will be eligible for bonus consideration annually at the sole discretion of the Board of Directors. The maximum annual bonus for which Mr. Welch is eligible is an amount equal to his base salary.

Under the terms of the agreement, Mr. Welch has been granted stock options and awarded shares of restricted stock and in the future will be awarded shares of restricted stock under our 1996 Stock Plan as follows:

•	On August 28, 2006, non-qualified stock options for 50,000 shares, with vesting to occur in four equal annual installments on August 28 of 2007, 2008, 2009 and 2010;

•	On August 28, 2006, 40,000 shares of restricted stock, with vesting to occur in two equal installments on January 1 of 2007 and 2008;

•	On August 28, 2007, 25,000 shares of restricted stock, with vesting to occur in approximately three equal annual installments on August 28 of 2008, 2009 and 2010;

•	On August 28, 2008, 25,000 shares of restricted stock, with vesting to occur in approximately three equal annual installments on August 28 of 2009, 2010 and 2011;

•	On August 28, 2009, 25,000 shares of restricted stock, with vesting to occur in two equal annual installments on August 28 of 2010 and 2011; and

•	On August 28, 2010, 25,000 shares of restricted stock, with full vesting to occur on August 28, 2011.

Pursuant to the agreement, in the event Mr. Welch’s employment is terminated by us without cause, or due to a constructive discharge or due to a change in control (as defined in our Severance Plan, as amended and restated effective September 25, 2003, as such may be further amended) he will be entitled, among other things, to

•	continue receiving his base salary during the remainder of the Employment Period, and

•

the maximum available amount of his unearned bonuses for which he is eligible as if he had satisfied the performance goals, if any, for each of the uncompleted years remaining in the Employment Period at the time of termination.

If Mr. Welch voluntarily resigns or is terminated by us for cause, he will receive, among other things, his base salary through the date of termination, but shall not be entitled to any cash bonuses for any years remaining in the Employment Period that have not yet ended as of the date of termination. If termination occurs by reason of Mr. Welch’s disability or death, he or his beneficiaries, as the case may be, will receive, among other things,

•	his base salary through the date of termination by reason of disability or death, and

•

the maximum amount available for a cash bonus for which he is eligible in the year of his termination or death as if he had satisfied the performance goals, if any, for such year (but not for later years during the Employment Period).

In such cases, Mr. Welch is also entitled to such benefits as are provided under our severance plan, if any; provided, however, that the value of any compensation and/or benefits payable under the severance plan shall not be duplicative of any amounts paid under the agreement, and such amounts payable under the severance plan shall be offset against the value of any compensation or benefits payable to him under the agreement, and vice versa. In such cases other than voluntary resignation or termination by us for cause, Mr. Welch is further entitled to immediate vesting or immediate granting and vesting, as the case may be, of the awards of restricted stock and stock options described above.

Pursuant to the agreement, during the Employment Period, Mr. Welch will not compete with the businesses of us and our affiliates.

John T. Dalton. We entered into an employment agreement with Mr. Dalton on November 1, 2006. The term of the agreement is five years, commencing on November 1, 2006, and ending on October 31, 2011 (the “Employment Period”). During the Employment Period, Mr. Dalton will earn a base salary of $375,000 per year. Mr. Dalton will be eligible for increases in such base salary during the Employment Period.

Additionally, Mr. Dalton will be eligible for bonus consideration annually at the sole discretion of the Board of Directors. The maximum annual bonus for which Mr. Dalton is eligible is an amount equal to his base salary.

Under the terms of the agreement, Mr. Dalton will continue to be eligible to receive, at the sole discretion of the Compensation Committee of the Board of Directors, awards of restricted stock and stock options under our 1996 Stock Plan.

Pursuant to the agreement, in the event Mr. Dalton’s employment is terminated by us without cause, or due to a constructive discharge or due to a change in control (as defined in our Severance Plan as amended and restated effective September 25, 2003, as such may be further amended and/or extended, he will be entitled, among other things, to

•	continue receiving his base salary during the remainder of the Employment Period, and

•

the maximum available amount of his unearned bonuses for which he is eligible as if he had satisfied the performance goals, if any, for each of the uncompleted years remaining in the Employment Period at the time of termination.

If Mr. Dalton voluntarily resigns or is terminated by us for cause, he will receive, among other things, his base salary through the date of termination, but shall not be entitled to any cash bonuses for any years remaining in the Employment Period that have not yet ended as of the date of termination. If termination occurs by reason of Mr. Dalton’s disability or death, he or his beneficiaries, as the case may be, will receive, among other things,

•	his base salary through the date of termination by reason of disability or death, and

•

the maximum amount available for a cash bonus for which he is eligible in the year of his termination or death as if he had satisfied the performance goals, if any, for such year (but not for later years during the Employment Period).

In such cases, Mr. Dalton is also entitled to such benefits as are provided under our severance plan, if any; provided, however, that the value of any compensation and/or benefits payable under the severance plan shall not be duplicative of any amounts paid under the agreement, and such amounts payable under the severance plan shall be offset against the value of any compensation or benefits payable to him under the agreement, and vice versa.

Pursuant to the agreement, during the Employment Period, Mr. Dalton will not compete with the businesses of us and our affiliates.

Michael F. Curran. On December 31, 2004, we entered into an employment agreement with Michael F. Curran. The term of the agreement was three years, commencing on January 1, 2005, and ending on December 31, 2007 (the “Employment Period”). On December 29, 2006, Mr. Curran retired and the employment agreement ended. During the Employment Period, Mr. Curran earned a base salary of $700,000 per year.

Additionally, Mr. Curran could have earned a cash bonus of up to 150 percent of his base salary (or $1,050,000) (the “Maximum Cash Bonus”) for each year during the Employment Period if certain transition performance goals and/or net income target performance goals approved by the Board of Directors were achieved. The transition performance goals specifically related to Mr. Curran’s responsibilities during the Employment Period to facilitate the transition of his title and responsibilities as the Chief Executive Officer to another individual approved by the Board of Directors. During 2005, 2006, and 2007, 25 percent, 50 percent and 50 percent, respectively, of the Maximum Cash Bonus could have been earned if the transition performance goals for the relevant year were achieved. The net income target performance goal was generally defined as the line item designated as such in our annual budget for the year 2005, 2006, and 2007, respectively, as approved by the Board of Directors for the relevant year, before deducting any net income performance bonuses payable to Mr. Curran and/or otherwise to employees. During 2005, 2006, and 2007, up to 75 percent, 50 percent and 50 percent, respectively, of the Maximum Cash Bonus could have been earned if the net income target performance goals for the relevant year were achieved.

If the total remuneration payable to Mr. Curran, including base salary, bonus and any other remuneration includable for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, for any year during the Employment Period exceeded $1,000,000, then a part of the earned bonus will not be paid until July 1, 2008. The part of the bonus earned that was deferred was the amount which, when subtracted from the total remuneration payable to Mr. Curran for such year, results in the total remuneration paid to Mr. Curran for such year equaling $1,000,000. Any deferred amount earns interest as specified in the agreement.

Under the terms of the agreement, Mr. Curran has been granted rights to receive our common stock under our 1996 Stock Plan, as follows:

•	On January 1, 2005, restricted stock rights for 125,000 shares, with vesting to occur in three equal annual installments on December 31 of 2005, 2006 and 2007;

•	On January 1, 2006, restricted stock rights for 50,000 shares, with vesting to occur in two equal annual installments on December 31 of 2006 and 2007; and

•	On January 1, 2007, restricted stock rights for 50,000 shares, with vesting to occur in two equal installments on June 30, 2007, and December 31, 2007.

All shares of our common stock deliverable to Mr. Curran by reason of vesting of the restricted stock rights will be delivered on July 1, 2008.

Pursuant to the agreement, in the event Mr. Curran’s employment was terminated by us without cause, or due to a constructive discharge, or due to a change in control (as defined in our Severance Plan as amended and restated effective September 25, 2003), he was entitled, among other things:

•	to continue receiving his base salary during the remainder of the Employment Period, and

•	to the maximum available amount for unearned bonuses as if he had satisfied the performance goals for each of the uncompleted years remaining in the Employment Period at the time of termination.

If Mr. Curran voluntarily resigned or was terminated by us for cause, he would have received his base salary through the date of termination and no cash bonuses for any years remaining in the Employment Period which had not yet ended as of the date of termination. If termination occurred by reason of Mr. Curran’s death or disability, he would have received

•	his base salary through the date of death or termination,

•

and the maximum amount available for a cash bonus in the year of his death or termination by reason of disability as if he had satisfied the performance goals for such year (but not for later years during the Employment Period).

In such cases, Mr. Curran was entitled to such benefits as were provided under the severance plan, if any; provided, however, that the value of any compensation and/or benefits payable under the severance plan could not be duplicative of any amounts paid under the agreement, and such amounts payable under the severance plan were to be offset against the value of any compensation or benefits payable to him under the agreement, and vice versa.

Pursuant to the agreement, during the Employment Period and for a period of one year thereafter, Mr. Curran was not to compete with the businesses of us and our affiliates.

Separation Agreements

During 2006, we entered into separation agreements with the following named executive officers: Michael F. Curran, Warren L. Williams and R. Clay Etheridge.

Michael F. Curran. On December 29, 2006, we announced that Michael F. Curran, our Chairman of the Board and Chief Executive Officer, had elected to retire and had entered into a consulting agreement with us to provide a broad range of consulting services, including business development, operations reviews and interface with the investment community, for a period of two years beginning January 1, 2007. Under the consulting agreement, Mr. Curran will be paid a fee of $150,000 per year and during the period he is a consultant he will not compete with the businesses of us and our affiliates. Mr. Curran will continue to serve as a director and as Chairman of the Board. As a non-employee director, Mr. Curran will be entitled to receive compensation as a non-employee member of the Board of Directors. Mr. Curran has declined his initial award of restricted stock under our 2006 Director Restricted Stock Plan.

In addition, effective December 29, 2006, we entered into a separation agreement and release with Mr. Curran, in connection with his retirement effective December 29, 2006 (the “Retirement Date”). Under the separation agreement:

•	his employment agreement with us terminated on the Retirement Date;

•	he received the balance of his current regular salary for 2006 (as if he had been employed until December 31, 2006) on the Retirement Date, less applicable withholding taxes;

•

he vested in a bonus for calendar year 2006 in the amount of $925,000, of which $300,000 was paid on the Retirement Date and the remaining $625,000 will be paid on July 1, 2008 and bear interest until paid, in each case less applicable withholding taxes;

•	he received $96,950, less applicable withholding taxes, on the Retirement Date as payment for his accrued, but unused vacation time;

•	he and his eligible dependents will continue to receive health care coverage under our medical plan during the period that Mr. Curran is a consultant;

•	he received a lump sum payment of $1,575,000, less certain withholding taxes, on the Retirement Date; and

•	as of the Retirement Date, he is no longer a participant in our Severance Plan, as amended and restated effective September 25, 2003.

The separation agreement also provided for:

•

pursuant to the terms of the restricted stock award agreement evidencing 12,500 shares of restricted stock that had previously been granted to Mr. Curran under our 1996 Stock Plan, the accelerated vesting of such shares as a result of his retirement, and

•

the accelerated vesting of restricted stock rights for 183,334 shares of common stock as of the Retirement Date that had previously been granted to Mr. Curran under our 1996 Stock Plan, with delivery of the shares to occur on July 1, 2008.

Under the separation agreement, we and Mr. Curran gave each other mutual releases containing customary terms and conditions.

Warren L. Williams. Effective August 29, 2006, we entered into a separation agreement and release with Warren L. Williams, our former Senior Vice President and Chief Financial Officer, in connection with his resignation effective August 9, 2006. Under the separation agreement, in accordance with the terms of our Severance Plan, as amended and restated effective September 25, 2003, we paid Mr. Williams the sum of $350,000, less applicable withholding taxes, within 60 business days following the date that he ceased to provide consulting services to us. He also received $32,950, less applicable withholding taxes, as payment for his accrued but unused vacation time. The separation agreement also provided for

•

pursuant to the terms of the restricted stock award agreements evidencing 26,250 shares of restricted stock that had previously been granted to Mr. Williams under our 1996 Stock Plan, the accelerated vesting of such shares,

•

the extension of the period in which Mr. Williams could exercise previously vested options to purchase 82,150 shares of our common stock from three months following August 9, 2006 to December 31, 2006,

•	the satisfaction of his outstanding loans from us in the aggregate principal amount of $250,000 by surrendering to us 15,625 shares of our common stock owned by him, and

•	the reimbursement of COBRA premium cost of continued health care coverage for Mr. Williams and his covered dependents during the period that he provided consulting services to us.

Under the separation agreement, Mr. Williams agreed not to solicit our employees, contractors, vendors or customers for a one-year period following August 29, 2006, and gave us a release containing customary terms and conditions.

Pursuant to the separation agreement, on August 29, 2006, we and Mr. Williams entered into a consulting agreement, effective August 10, 2006, pursuant to which Mr. Williams provided us consulting services through

December 31, 2006 in consideration of the payment to Mr. Williams, at the sole discretion of our President, of consulting fees of up to $583,334. The purpose of the consulting agreement was to provide for a smooth transition of the offices of Chief Financial Officer and Treasurer.

R. Clay Etheridge. Effective December 8, 2006, we entered into a separation agreement and release with R. Clay Etheridge, former President of Willbros International, Inc., a wholly-owned subsidiary, in connection with his resignation effective November 14, 2006. Under the separation agreement, in accordance with the terms of our Severance Plan, as amended and restated effective September 25, 2003, we paid Mr. Etheridge the sum of $350,000, less applicable withholding taxes. In addition, in recognition of his past service to us and as further consideration for the release discussed below, we paid Mr. Etheridge the additional sum of $175,000, less applicable withholding taxes, and $48,709, less applicable withholding taxes, as payment for his accrued but unused vacation time. Mr. Etheridge also received his remaining unpaid installments under his bonus for 2005, including interest, in the sum of $216,982, less applicable withholding taxes. All of these sums were paid to Mr. Etheridge on or before January 31, 2007. The separation agreement also provided for, pursuant to the terms of the restricted stock award agreements evidencing 27,000 shares of restricted stock that had previously been granted to Mr. Etheridge under our 1996 Stock Plan, the accelerated vesting of such shares. Under the separation agreement, Mr. Etheridge agreed not to solicit our employees, contractors, vendors or customers for a one-year period following December 8, 2006, and gave us a release containing customary terms and conditions.

Severance Plan

During 2006, each of the named executive officers, other than Mr. Harl, was a participant in our Severance Plan, as amended and restated effective September 25, 2003. Mr. Harl became a participant in the severance plan on January 1, 2007. Mr. Curran ceased being a participant in the severance plan on December 29, 2006. As a result of their resignations during 2006 as discussed above, Messrs. Williams and Etheridge are no longer participants in the severance plan. The initial term of the severance plan ended on December 31, 2006. On the last day of such initial term, and on each successive anniversary of such date, the term of the plan is extended automatically for an additional successive one-year term, unless we give notice to the participants that no such extension shall occur. We did not give such notice and thus the plan has been extended.

The severance plan provides that a participant whose employment is terminated other than for cause by us when a change in control of us is imminent or within three years after a change in control of us has occurred, will be entitled to severance compensation

•	equal to 300 percent of the participant’s annual base compensation;

•	equal to 300 percent of the participant’s greatest annual cash bonus received during the 36-month period ending on the date of the change in control;

•	equal to the aggregate annual incentive plan target opportunity that could have been earned in the year termination of employment occurs;

•	that provides full vesting of all of the participant’s outstanding stock options, restricted stock awards and other equity-based awards; and

•	that extends the participant’s and his dependents’ coverage under the benefit plans for 24 months.

The severance plan also provides that a participant who voluntarily terminates his employment due to

•	reduction of compensation or other benefits, including incentive plans,

•	reduction in scope of the participant’s authorities, duties, or title, or

•	material change in the location of the participant’s principal place of employment by us,

when a change in control of us is imminent or within 18 months after a change in control of us has occurred, will be entitled to a severance payment equal to the same severance compensation discussed above applicable to the entitlement provided by termination of employment by us other than for cause.

Finally, the severance plan provides that a participant whose employment is terminated by us other than for cause prior to a change in control of us shall be entitled to a severance payment equal to 100 percent of his base salary then in effect. A participant who receives a severance payment under the severance plan will be subject to either a one year or two year competition restriction depending on the basis for the termination. All taxes on severance payments made under the severance plan are the participant’s responsibility; provided, however, the severance plan provides that the participant is entitled to receive a payment in an amount sufficient to make the participant whole for an excise tax on excess parachute payments imposed under Section 4999 of the U.S. Internal Revenue Code.

Bonus Payments

The bonuses for Messrs. Allcorn and Dalton for 2005 are payable in three equal installments, with the first being paid in March 2006, the second in March 2007 and the third in March 2008. The second and third installments earn interest at the rate of 10 percent annually until the date of payment. Payment of the installments is conditioned on the continued employment of the employee on the date the installment is due. The Compensation Committee of the Board of Directors has the discretion to accelerate the payment of an installment in the event of the employee’s death or termination of employment due to disability or retirement. If employee’s employment with us is terminated in connection with a change in control (as defined in our severance plan) under circumstances that would entitle employee to receive severance benefits under such plan, any unpaid bonus installments, along with accrued interest, will be paid to employee.

1996 Stock Plan

All outstanding awards under our 1996 Stock Plan, regardless of any limitations or restrictions, become fully exercisable and free of all restrictions, in the event of a change in control of us, as defined in such plan.

Compensation Committee Interlocks and Insider Participation

During 2006, the Compensation Committee was composed of James B. Taylor, Jr., John T. McNabb, II (beginning August 3, 2006), Rodney B. Mitchell, and S. Fred Isaacs, all of whom are independent directors. During 2006, none of our executive officers served on the board of directors or on the compensation committee of any other entity who had an executive officer that served either on our Board of Directors or on the Compensation Committee.

COMPENSATION OF DIRECTORS

Cash Compensation

Non-employee directors are compensated as follows:

•	each non-employee director receives an annual retainer fee of $30,000;

•	each non-employee director receives a fee of $1,500 for each Board meeting attended;

•	the chair and co-chair, if any, of each committee of the Board receives a fee of $2,500 for each committee meeting attended; and

•	each committee member other than the chair and co-chair, if any, receives a fee of $1,500 for each committee meeting attended.

Employee directors are not paid for their services as directors. We reimburse all directors for out-of-pocket expenses incurred by them in connection with their services as directors.

2006 Director Restricted Stock Plan

We currently have a director stock plan that generally provides for the automatic award of shares of restricted stock or the right to receive shares of our common stock (“restricted stock rights”) to our non-employee directors. A total of 50,000 shares of our common stock are available for issuance under this plan, which we adopted and our stockholders approved in 2006. Under this plan:

•

an initial award of shares of restricted stock in the case of a non-employee director who is a citizen or resident of the United States (a “U.S. director”) or restricted stock rights in the case of a non-employee director who is not a citizen or resident of the United States (a “Non-U.S. director”) will be made automatically to the non-employee director on the date the director is elected or appointed to the Board or otherwise becomes an outside director; and

•

an annual award of shares of restricted stock in the case of a U.S. director or restricted stock rights in the case of a Non-U.S. director will be made automatically to each non-employee director on the second Monday in January of each year during the period of such director’s incumbency.

In each case the number of shares represented by the award will equal $30,000 divided by the fair market value of a share of our common stock on the date of the award. The awards are subject to transfer restrictions and forfeiture provisions, which generally lapse on the first anniversary of the date of the award. Awards held by a non-employee director that have not yet vested will become fully vested upon the occurrence of the director’s death, disability, termination of service as a director at the end of any full term to which the director is elected or a change-in-control of us (as defined in our severance plan).

This 2006 director stock plan replaces another director stock plan that our stockholders approved in 1996. The 1996 director stock plan provided for the automatic grant of non-qualified stock options to non-employee directors. No options may be granted under that plan after April 16, 2006.

Director Compensation Table

The following table summarizes the compensation paid by us to our non-employee directors during the year ended December 31, 2006. Messrs. Bayer, Maier and McNabb became directors on December 7, 2006, January 9, 2007, and August 3, 2006, respectively. Mr. Bump retired as a director on February 1, 2006. Mr. Leidel resigned as a director on January 9, 2007.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)		Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Bayer	3,000	—	(4)	—		—	—	—	3,000
Larry J. Bump	9,000	—		28,065	(5)	—	—	—	37,065
S. Fred Isaacs	60,000	—		28,065	(5)	—	—	—	88,065
Peter A. Leidel	59,000	—		28,065	(5)	—	—	—	87,065
Gerald J. Maier	—	—		—		—	—	—	—
John T. McNabb, II	33,500	—	(4)	—		—	—	—	33,500
Rodney B. Mitchell	63,000	—		28,065	(5)	—	—	—	91,065
James B. Taylor, Jr.	70,000	—		28,065	(5)	—	—	—	98,065
S. Miller Williams	62,500	—		28,065	(5)	—	—	—	90,565

(1)	Michael F. Curran and Robert R. Harl are not included in this table as they were officers and employees during 2006 and thus received no compensation for their services as directors. The compensation received by Messrs. Curran and Harl as officers and employees is shown in the Summary Compensation table above.

(2)	These amounts, if any, reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, computed in accordance with SFAS No. 123R, of stock awards granted pursuant to our 2006 Director Restricted Stock Plan. We began granting stock awards to our non-employee directors in December 2006. Assumptions used in the calculation of these amounts, if any, are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2006 included in this Form 10-K. As of December 31, 2006, each Director has the following aggregate number of shares of restricted stock outstanding: Michael J. Bayer: 1,558; Larry J. Bump: -0-; S. Fred Isaacs: -0-; Peter A. Leidel: -0-; Gerald J. Maier: -0-; John T. McNabb, II: 1,558; Rodney B. Mitchell: -0-; James B. Taylor, Jr.: -0-; and S. Miller Williams: -0-.
(3)	These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, computed in accordance with SFAS No. 123R, of the option awards granted pursuant to our 1996 Director Stock Plan. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements for the fiscal year ended December 31, 2006 included in this Form 10-K. As of December 31, 2006, each Director has the following aggregate number of options outstanding: Michael J. Bayer: -0-; Larry J. Bump: 5,000; S. Fred Isaacs: 15,000; Peter A. Leidel: 30,000; Gerald J. Maier: -0-; John T. McNabb, II: -0-; Rodney B. Mitchell: 30,000; James B. Taylor, Jr.: 28,000; and S. Miller Williams: 15,000.
(4)	On December 14, 2006, each of Messrs. Bayer and McNabb was granted an initial award of 1,558 shares of restricted stock, with a grant date fair value, computed in accordance with SFAS No.123R, of $29,992.
(5)	On January 9, 2006, each of Messrs. Bump, Isaacs, Leidel, Mitchell, Taylor and Williams was granted non-qualified stock options for 5,000 shares with a grant date fair value, computed in accordance with SFAS No. 123R, of $28,065.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2007 by

•	each person who is known by us to own beneficially more than five percent of the outstanding shares of common stock,

•	each of our directors and nominees for director,

•	each of our executive officers named in the Summary Compensation Table in Item 11 above, and

•	all of our executive officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed in the table, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

Name of Owner or Identity of Group	Shares Beneficially Owned(1)		Percentage of Class(1)
Wells Fargo & Company, et al.	3,239,285	(2)	12.6
Keeley Asset Management Corp., et al.	2,664,972	(3)	10.4
GLG Partners LP, et al	2,304,034	(4)	9.0
Third Avenue Management LLC	1,631,838	(5)	6.4
SAB Capital Partners, L.P., et al.	1,523,443	(6)	5.9
Berggruen Holdings North America Ltd.	1,424,400	(7)	5.5
ICM Asset Management, Inc., et al.	1,408,206	(8)	5.5
Neuberger Berman Inc., et al.	1,401,689	(9)	5.5
Michael F. Curran	877,900	(10)	3.4
Robert R. Harl	170,000	(11)	*
John K. Allcorn	138,835	(12)	*
John T. Dalton	89,409	(13)	*
Warren L. Williams	41,306		*
Van A. Welch	34,390		*
Rodney B. Mitchell	31,628	(14)	*
James B. Taylor, Jr.	30,628	(15)	*
S. Fred Isaacs	16,628	(16)	*
S. Miller Williams	16,628	(17)	*
Gerald J. Maier	10,000		*
John T. McNabb, II	6,186		*
R. Clay Etheridge	3,800		*
Michael J. Bayer	3,186		*
All executive officers and directors as a group (12 people)	1,425,418	(18)	5.5

*	Less than 1 percent
(1)	Shares beneficially owned include restricted stock held by our executive officers and directors over which they have voting power but not investment power. Shares of common stock which were not outstanding but which could be acquired by a person upon exercise of an option within 60 days of January 31, 2007, are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(2)	Information is as of December 31, 2006, and is based on the Schedule 13G/A dated February 8, 2007, which was filed by Wells Fargo & Company (“Wells Fargo”), Wells Capital Management Incorporated (“Wells Capital”), and Wells Fargo Funds Management, LLC (“Wells Fargo Funds”). Wells Fargo’s address is 420 Montgomery Street, San Francisco, California 94104, and the address for both Wells Capital and Wells Fargo Funds is 525 Market Street, San Francisco, California 94105. Wells Fargo is a parent holding company, and both Wells Capital and Wells Fargo Funds are registered investment advisors. Of the shares shown, Wells Fargo has sole voting power over 3,177,760 shares and sole dispositive power over 2,965,322 shares, Wells Capital has sole voting power over 1,078,316 shares and sole dispositive power over 2,910,461 shares and Wells Fargo Funds has sole voting power over 2,094,792 shares and sole dispositive power over 54,861 shares.
(3)	Information is as of December 31, 2006, and is based on the Schedule 13G/A dated February 1, 2007, which was filed by Keeley Asset Management Corp. (“Keeley”), Kamco Performance Limited Partnership (“Kamco”) and Kamco Limited Partnership No. 1 (“Kamco No. 1”). The address for all of the filers is 401 South LaSalle Street, Chicago, Illinois 60605. Keeley is a registered investment adviser. Of the shares shown, Keeley has sole voting power over 2,447,892 shares and sole dispositive power over 2,664,972 shares, Kamco has sole voting and dispositive power over 33,000 shares and Kamco No. 1 has sole voting and dispositive power over 19,000 shares.
(4)	Information is as of December 31, 2006, and is based on the Schedule 13G/A dated February 14, 2007, which was filed by GLG Partners LP, GLG North American Opportunity Fund, GLG Partners Limited, Noam Gottesman, Pierre Lagrange and Emmanuel Roman. The address for all of the filers is c/o GLG Partners LP, 1 Curzon Street, London, W1J 5HB, United Kingdom. GLG Partners LP is a United Kingdom limited partnership and acts as investment manager of certain funds and has shared voting and dispositive power over the shares shown in the table, which are held by such funds. The general partner of GLG Partners LP is GLG Partners Limited, a United Kingdom limited company. The managing directors of GLG Partners Limited are Noam Gottesman, Pierre Lagrange and Emmanuel Roman, and as a result, each has shared voting and dispositive power over the shares held by such funds. GLG Partners LP, GLG Partners Limited, Noam Gottesman, Pierre Lagrange and Emmanuel Roman may be deemed the beneficial owner of the 2,304,034 shares shown in the table. Of the shares shown, GLG North American Opportunity Fund has shared voting and dispositive power over 1,015,605 shares.
(5)

Information is as of December 31, 2005, and is based on the Schedule 13G/A dated February 14, 2006, which was filed by Third Avenue Management LLC (“TAM”). TAM’s address is 622 Third Avenue, 32nd Floor, New York, New York 10017. TAM is a registered investment adviser. Of the shares shown, TAM has sole voting power over 1,631,175 shares and sole dispositive power over 1,631,838 shares.

(6)

Information is as of January 9, 2007, and is based on the Schedule 13G dated January 19, 2007, which was filed by SAB Capital Partners, L.P. (“SAB”), SAB Capital Partners II, L.P. (“SAB II”), SAB Overseas Master Fund, L.P. (the “Master Fund”), SAB Capital Advisers, L.L.C. (the “General Partner”), SAB Capital Management, L.P. (the “Investment Manager”), SAB Capital Management, L.L.C. (“IMGP”) and Scott A. Bommer (“Bommer”). The address for all of the filers is 712 Fifth Avenue, 42nd Floor, New York, New York 10019. Of the shares shown, SAB has shared voting and dispositive power over 1,008,226 shares, SAB II has shared voting and dispositive power over 24,666 shares, the Master Fund has shared voting and dispositive power over 490,551 shares, and each of the General Partner, the Investment Manager, IMGP and Bommer has shared voting and dispositive power over 1,523,443 shares.

(7)	Information is as of April 6, 2006, and is based on the Schedule 13D/A dated April 7, 2006, which was filed by Berggruen Holdings North America Ltd, (“Berggruen”). Berggruen’s address is 1114 Avenue of the Americas, Forty First Floor, New York, New York 10036. Berggruen is a private investment company. Of the shares shown, Berggruen has shared voting power over 1,424,400 shares and shared dispositive power over 1,424,400 shares.
(8)	Information is as of December 31, 2006, and is based on the Schedule 13G dated February 14, 2007, which was filed by ICM Asset Management, Inc., (“ICM”) and James M. Simmons (“Simmons”). The address for both filers is 601 W. Main Avenue, Suite 600, Spokane, Washington 99201. ICM is a registered investment adviser and Simmons is the Chief Executive Officer and controlling stockholder of ICM. Of the shares shown, each of ICM and Simmons has shared voting power over 717,381 shares and shared dispositive power over 1,408,206 shares.

(9)	Information is as of December 31, 2006, and is based on the Schedule 13G/A dated February 13, 2007, which was filed by Neuberger Berman Inc. and Neuberger Berman, LLC (collectively, “Neuberger”). Neuberger’s address is 605 Third Avenue, New York, New York 10158. Neuberger serves as investment adviser of Neuberger Berman’s various mutual funds. Of the shares shown, Neuberger has sole voting power over 1,127,719 shares and shared dispositive power over 1,401,689 shares.
(10)	Includes (a) 428,155 shares held in a corporation controlled by Mr. Curran, (b) 200,000 shares subject to stock options which are currently exercisable, and (c) 6,538 shares held in the Willbros Employees’ 401(k) Investment Plan (the “401(k) Plan”) for the account of Mr. Curran.
(11)	Includes 20,000 shares subject to stock options which are currently exercisable.
(12)	Includes (a) 50,000 shares subject to stock options which are currently exercisable, and (b) 5,923 shares held in the 401(k) Plan for the account of Mr. Allcorn.
(13)	Includes (a) 52,000 shares subject to stock options which are currently exercisable, and (b) 4,480 shares held in the 401(k) Plan for the account of Mr. Dalton.
(14)	Includes 30,000 shares subject to stock options which are currently exercisable. Does not include 722,653 shares held as of January 31, 2007, by The Mitchell Group, Inc., a registered investment advisor who holds these shares in investment advisory accounts managed by it for numerous clients. The Mitchell Group has full investment discretion with respect to such accounts. Mr. Mitchell is a director and executive officer of The Mitchell Group. Mr. Mitchell disclaims beneficial ownership of these shares.
(15)	Includes (a) 1,000 shares held by the James and Sarah Taylor Trust, and (b) 28,000 shares subject to stock options which are currently exercisable.
(16)	Includes 15,000 shares subject to stock options which are currently exercisable.
(17)	Includes 15,000 shares subject to stock options which are currently exercisable.
(18)	For specific information regarding each of the listed individuals, see footnotes (10) through (17) above.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)
Equity compensation plans approved by security holders	1,057,625	(1)	$13.46	(1)	838,120
Equity compensation plans not approved by security holders	—		—		—

Total	1,057,625		$13.46		838,120	(2)

(1)	Includes 250,875 shares subject to restricted stock rights. The weighted average exercise price does not take these rights into account.
(2)	Represents the total number of shares available for issuance under (a) our 1996 Stock Plan pursuant to stock options, stock appreciation rights or restricted stock or restricted stock rights, (b) our 1996 Director Stock Plan pursuant to stock options, and (c) our 2006 Director Restricted Stock Plan pursuant to restricted stock. Of the 791,236 shares available for issuance under our 1996 Stock Plan, all may be awarded as restricted stock or restricted stock rights. All 46,884 shares available for issuance under our 2006 Director Restricted Stock Plan may be awarded as restricted stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Employee Stock Purchase Program. The Board of Directors previously approved an Employee Stock Purchase Program (the “Program”). Under the Program, selected executives and officers of Willbros were given the opportunity to borrow funds on an interest free basis for the purpose of exercising vested stock options granted to the executives under our 1996 Stock Plan. All such loans were full recourse and secured by Willbros stock. The maximum amount that could be loaned to individual executives under the Program was $250,000. Each loan had a maximum term of five years and did not bear interest unless not repaid on the due date. The loan became due 90 days after termination of employment or on the normal due date of the loan, whichever was first. Pursuant to the Program, in March 2002, certain of our executive officers became indebted to us in amounts in excess of $120,000 under various notes. The following table sets forth, as to the person shown, who had the only loan outstanding during 2006, the largest amount of his indebtedness outstanding, the interest rate, the final maturity date and the outstanding balance of such indebtedness as of December 31, 2006:

Name	Largest Amount Of Indebtedness	Interest Rate	Final Maturity Date	Outstanding Balance At Dec. 31, 2006(1)
Warren L. Williams	$250,000	0%	March 2007	$-0-

(1)	In connection with Mr. Williams’ termination of employment, on August 29, 2006, Mr. Williams transferred 15,625 shares of our common stock owned by him to us in full satisfaction of such indebtedness.

In accordance with the Sarbanes-Oxley Act of 2002, we no longer make loans to our executive officers.

Private Placement. On October 27, 2006, pursuant to a private placement, we sold 3,722,360 shares of our common stock, at $14.00 per share, with warrants to purchase an additional 558,354 shares of common stock at an exercise price of $19.03 per share. The net proceeds from the private placement were approximately $49 million. Two of the purchasers in the private placement, GLG North American Opportunity Fund (“GLG”) and Berggruen Holdings North America Ltd. (“Berggruen”), each owned more than 5 percent of our common stock immediately prior to the closing of the private placement. Each of GLG and Berggruen purchased 182,600 shares of common stock and warrants to purchase an additional 27,390 shares for a total purchase price of $2,556,400. The terms of the sale of the shares of common stock and warrants in the private placement were determined on an arm’s length basis and were approved by the full Board of Directors of Willbros, which included all of the members of the Audit Committee.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee Charter provides that our Audit Committee shall review related party transactions and it is our policy to require that any related party transaction be approved by the Audit Committee. We have not adopted written procedures for review of, or written standards for approval of, these transactions, but instead review such transactions on a case by case basis.

Director Independence

Each of Messrs. Bayer, Isaacs, Maier, McNabb, Mitchell, Taylor and Williams, current directors of Willbros, are “independent” under the current director independence standards of the New York Stock Exchange. Mr. Leidel, who served as a director until his resignation on January 9, 2007, was also independent. Each of the current members of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee of our Board of Directors qualifies as an “independent” director under the current listing standards of the New York Stock Exchange.

In making the determination of independence, the Board of Directors not only uses the “brightline” independence standards of the New York Stock Exchange, but also the standard that no relationships exist that are required to be reported under this Item 13. These standards are set forth as an exhibit every year to our proxy statement for our annual meeting of stockholders, which is available on our website at http://www.willbros.com.

Item 14. Principal Accountant Fees and Services

Audit and Other Fees Paid to Independent Auditors

Audit Fees. The aggregate fees billed during the years ended December 31, 2006 and 2005, by GLO CPA’s (“GLO”) for professional services rendered for the audit of the Company’s annual financial statements, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q or services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those years were $2,785,315 and $0, respectively, due to the fact that they were not engaged to perform the 2005 audit until February 2006.

The aggregate fees billed during the year ended December 31, 2005 by KPMG, LLP (“KPMG”) the Company’s former independent auditors, for professional services rendered for the audit of the Company’s annual financial statements, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q or services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for 2005 was $3,605,393.

Audit-Related Fees. The aggregate fees billed during the years ended December 31, 2006 and 2005, for assurance and related services by GLO that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees” were $280,466 and $0, respectively. These services consisted principally of review of registration statements and issuance of consents.

The aggregate fees billed during the year ended December 31, 2006 and 2005 for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees” were $95,000 and $122,182, respectively. The $95,000 in 2006 consisted of issuing consents for SEC filings. The $122,182 in 2005 was related to SEC filings and subsidiary audits.

Tax Fees. The aggregate fees billed for the years ended December 31, 2006 and 2005, for professional services by GLO for tax compliance, tax advice, and tax planning were $-0- for the two years. KPMG did not provide any such services for the Company in 2006 and 2005.

All Other Fees. The aggregate fees billed for the years ended December 31, 2006 and 2005, by GLO for products and services rendered to the Company, other than the services described above, were $-0- for the two years. KPMG did not provide any such services for the Company in 2006 and 2005.

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

(a)(1) Financial Statements:

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

3.1	Amended and Restated Articles of Incorporation of Willbros Group, Inc. (filed as Exhibit 3.2 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 9, 2006).

3.2	Restated By-Laws of Willbros Group, Inc. (filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

4.1	Form of stock certificate for our Common Stock, par value $.05 per share (filed as Exhibit 4 to the S-1 Registration Statement).

4.2	Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3 to our report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999).

4.4	Indenture, dated March 12, 2004, between us and JPMorganChase Bank, as trustee (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.5	First Supplemental Indenture, dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture, dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.6	Indenture dated December 23, 2005, between us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.7	Form of Warrant dated October 27, 2006 (filed as Exhibit 10.2 to our current report on Form 8-K dated October 26, 2006, filed on October 27, 2006).

10.1	Credit Agreement dated as of October 27, 2006, among Willbros USA, Inc., as borrower, us and certain of our subsidiaries and affiliates as guarantors, the lenders from time to time party thereto and Calyon New York Branch, as Administrative Agent, Collateral Agent, Issuing Bank, Deposit Bank and Revolving Loan Lender (filed as Exhibit 10.1 to our current report on Form 8-K dated October 27, 2006, filed November 2, 2006).

10.2*	Form of Indemnification Agreement between our officers and us (filed as Exhibit 10.7 to the S-1 Registration Statement).

10.3*	Form of Indemnification Agreement between our directors and us (filed as Exhibit 10.16 to the S-1 Registration Statement).

10.4*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to the S-1 Registration Statement).

10.5*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.6*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.7*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.8*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.9*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.10*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.11*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.12*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.13*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005, (the “2004 Form 10-K”)).

10.14*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.15*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.16*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.17*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.18*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.19*	Willbros Group, Inc. 2006 Director Restricted Stock Plan (filed as Exhibit D to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.20*	Amendment Number 1 to Willbros Group, Inc. 2006 Director Restricted Stock Plan dated January 9, 2007.

10.21*	Form of Secured Promissory Note under the Willbros Group, Inc. Employee Stock Purchase Program (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.22*	Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.23*	Employment Agreement dated December 31, 2004, between Willbros USA, Inc. and Michael F. Curran, including the form of Restricted Stock Rights Award Agreement attached as an Exhibit thereto (filed as Exhibit 10 to our current report on Form 8-K dated December 31, 2004, filed January 6, 2005).

10.24*	Separation Agreement and Release dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.1 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

10.25*	Consulting Services Agreement dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.2 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

10.26*	Employment Agreement dated January 20, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.26 to our report on Form 10-K for the year ended December 31, 2005, filed June 16, 2006).

10.27*	Amendment Number 1 dated June 16, 2006, to the Employment Agreement, dated January 20, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated June 16, 2006, filed June 22, 2006).

10.28*	Employment Agreement dated August 28, 2006, between Willbros USA, Inc. and Van A. Welch (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.29*	Separation Agreement and Release dated August 29, 2006, between Willbros USA, Inc. and Warren L. Williams (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.30*	Consulting Services Agreement dated August 10, 2006, between Willbros USA, Inc. and Warren L. Williams (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.31*	Employment Agreement dated November 1, 2006, between Willbros USA, Inc. and John (“Jay”) T. Dalton (filed as Exhibit 10.34 to our Registration Statement on Form S-1, Registration No. 333-15540, filed December 13, 2006).

10.32*	Separation Agreement and Release dated December 8, 2006, between Willbros USA, Inc. and R. Clay Etheridge (filed as Exhibit 10.35 to our Registration Statement on Form S-1, Registration No. 333-15540, filed December 13, 2006).

10.33*	Form of Key Employee Special Bonus Agreement (filed as Exhibit 10.31 to our Registration Statement on Form S-1, Registration No. 333-15540, filed June 30, 2006).

10.34	Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (filed as Exhibit 10.13 to the S-1 Registration Statement).

10.35	Purchase Agreement dated December 22, 2005, between us, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.36	Registration Rights Agreement dated December 23, 2005, between us and the initial purchasers set forth on Schedule I to the Purchase Agreement (filed as Exhibit 10.3 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.37	Securities Purchase Agreement dated October 26, 2006, by and among us and the buyers listed on the signature pages thereto (the “Buyers”) (filed as Exhibit 10.1 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.38	Registration Rights Agreement dated October 27, 2006, by and among us and each of the Buyers (filed as Exhibit 10.3 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.39	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

10.40	Share Purchase Agreement by and between us and Ascot Offshore Nigeria Limited dated as of February 7, 2007.

10.41	Indemnity Agreement between and among us, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc.

10.42*	Management Incentive Compensation Program (filed as Exhibit 10.1 to our current report on Form 8-K dated March 1, 2007, filed March 7, 2007).

21	Subsidiaries.

23.1	Consent of GLO CPAs LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLBROS GROUP, INC.
Date: March 13, 2007
	By:	/s/ ROBERT R. HARL
Robert R. Harl President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ROBERT R. HARL Robert R. Harl	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2007

/s/ VAN A. WELCH Van A. Welch	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2007

/s/ MICHAEL F. CURRAN Michael F. Curran	Director and Chairman of the Board	March 13, 2007

Michael J. Bayer	Director	March , 2007

S. Fred Isaacs	Director	March , 2007

/s/ GERALD J. MAIER Gerald J. Maier	Director	March 13, 2007

/s/ JOHN T. MCNABB, II John T. McNabb, II	Director	March 13, 2007

/s/ RODNEY B. MITCHELL Rodney B. Mitchell	Director	March 13, 2007

/s/ JAMES B. TAYLOR, JR. James B. Taylor, Jr.	Director	March 13, 2007

/s/ S. MILLER WILLIAMS S. Miller Williams	Director	March 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

Willbros Group, Inc.:

The audits referred to in our report dated March 12, 2007, included the related consolidated financial statement schedule as of December 31, 2006, and for each of the years in the two year period ended December 31, 2006. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ GLO CPAs, LLP

Houston, Texas

March 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

Willbros Group, Inc.:

The audit referred to in our report dated November 21, 2005, included the related consolidated financial statement schedule as of December 31, 2004, and for the year ended December 31, 2004. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    KPMG LLP

Houston, Texas

November 21, 2005

WILLBROS GROUP, INC.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended	Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expense	Charge Offs and Other	Balance at End of Year
December 31, 2004	Allowance for Bad Debts	$917	$6,737	$(56)	$7,598
December 31, 2005	Allowance for Bad Debts	$7,598	$1,372	$(2,298)	$6,672
December 31, 2006	Allowance for Bad Debts	$6,672	$4,512	$(795)	$10,389

December 31, 2004	Overhaul Accrual	$1,425	$508	$(974)	$959
December 31, 2005	Overhaul Accrual	$959	$879	$(232)	$1,606
December 31, 2006	Overhaul Accrual	$1,606	$486	$(2,092)	$—

December 31, 2004	Obsolescence Reserve	$6,500	$1,400	$—	$7,900
December 31, 2005	Obsolescence Reserve	$7,900	$600	$(3,448)	$5,052
December 31, 2006	Obsolescence Reserve	$5,052	$7,107	$—	$12,159

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Willbros Group, Inc. (filed as Exhibit 3.2 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 9, 2006).

3.2	Restated By-Laws of Willbros Group, Inc. (filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

4.1	Form of stock certificate for our Common Stock, par value $.05 per share (filed as Exhibit 4 to the S-1 Registration Statement).

4.2	Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3 to our report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999).

4.4	Indenture, dated March 12, 2004, between us and JPMorganChase Bank, as trustee (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.5	First Supplemental Indenture, dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture, dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.6	Indenture dated December 23, 2005, between us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.7	Form of Warrant dated October 27, 2006 (filed as Exhibit 10.2 to our current report on Form 8-K dated October 26, 2006, filed on October 27, 2006).

10.1	Credit Agreement dated as of October 27, 2006, among Willbros USA, Inc., as borrower, us and certain of our subsidiaries and affiliates as guarantors, the lenders from time to time party thereto and Calyon New York Branch, as Administrative Agent, Collateral Agent, Issuing Bank, Deposit Bank and Revolving Loan Lender (filed as Exhibit 10.1 to our current report on Form 8-K dated October 27, 2006, filed November 2, 2006).

10.2*	Form of Indemnification Agreement between our officers and us (filed as Exhibit 10.7 to the S-1 Registration Statement).

10.3*	Form of Indemnification Agreement between our directors and us (filed as Exhibit 10.16 to the S-1 Registration Statement).

10.4*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to the S-1 Registration Statement).

10.5*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.6*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.7*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

Exhibit Number	Description
10.8*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.9*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.10*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.11*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.12*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.13*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005, (the “2004 Form 10-K”)).

10.14*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.15*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.16*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.17*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.18*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.19*	Willbros Group, Inc. 2006 Director Restricted Stock Plan (filed as Exhibit D to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.20*	Amendment Number 1 to Willbros Group, Inc. 2006 Director Restricted Stock Plan dated January 9, 2007.

10.21*	Form of Secured Promissory Note under the Willbros Group, Inc. Employee Stock Purchase Program (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.22*	Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.23*	Employment Agreement dated December 31, 2004, between Willbros USA, Inc. and Michael F. Curran, including the form of Restricted Stock Rights Award Agreement attached as an Exhibit thereto (filed as Exhibit 10 to our current report on Form 8-K dated December 31, 2004, filed January 6, 2005).

10.24*	Separation Agreement and Release dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.1 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

Exhibit Number	Description
10.25*	Consulting Services Agreement dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.2 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

10.26*	Employment Agreement dated January 20, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.26 to our report on Form 10-K for the year ended December 31, 2005, filed June 16, 2006).

10.27*	Amendment Number 1 dated June 16, 2006, to the Employment Agreement, dated January 20, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated June 16, 2006, filed June 22, 2006).

10.28*	Employment Agreement dated August 28, 2006, between Willbros USA, Inc. and Van A. Welch (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.29*	Separation Agreement and Release dated August 29, 2006, between Willbros USA, Inc. and Warren L. Williams (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.30*	Consulting Services Agreement dated August 10, 2006, between Willbros USA, Inc. and Warren L. Williams (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.31*	Employment Agreement dated November 1, 2006, between Willbros USA, Inc. and John (“Jay”) T. Dalton (filed as Exhibit 10.34 to our Registration Statement on Form S-1, Registration No. 333-15540, filed December 13, 2006).

10.32*	Separation Agreement and Release dated December 8, 2006, between Willbros USA, Inc. and R. Clay Etheridge (filed as Exhibit 10.35 to our Registration Statement on Form S-1, Registration No. 333-15540, filed December 13, 2006).

10.33*	Form of Key Employee Special Bonus Agreement (filed as Exhibit 10.31 to our Registration Statement on Form S-1, Registration No. 333-15540, filed June 30, 2006).

10.34	Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (filed as Exhibit 10.13 to the S-1 Registration Statement).

10.35	Purchase Agreement dated December 22, 2005, between us, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.36	Registration Rights Agreement dated December 23, 2005, between us and the initial purchasers set forth on Schedule I to the Purchase Agreement (filed as Exhibit 10.3 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.37	Securities Purchase Agreement dated October 26, 2006, by and among us and the buyers listed on the signature pages thereto (the “Buyers”) (filed as Exhibit 10.1 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.38	Registration Rights Agreement dated October 27, 2006, by and among us and each of the Buyers (filed as Exhibit 10.3 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.39	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

Exhibit Number	Description
10.40	Share Purchase Agreement by and between us and Ascot Offshore Nigeria Limited dated as of February 7, 2007.

10.41	Indemnity Agreement between and among us, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc.

10.42*	Management Incentive Compensation Program (filed as Exhibit 10.1 to our current report on Form 8-K dated March 1, 2007, filed March 7, 2007).

21	Subsidiaries.

23.1	Consent of GLO CPAs LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.