Form 10-Q
period 2007-03-31
WILLBROS GROUP INC
filed 2007-05-10
CIK 895450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐            Accelerated Filer ☑            Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of May 1, 2007 was 26,040,743

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$145,439	$37,643
Accounts receivable, net of allowance of $697 and $598	121,168	137,104
Contract cost and recognized income not yet billed	14,142	11,027
Prepaid expenses	28,460	17,299
Parts and supplies inventories	2,267	2,069
Assets of discontinued operations	6,264	294,192

Total current assets	317,740	499,334

Deferred tax assets	7,688	5,064
Property, plant and equipment, net of accumulated depreciation of $81,436 and $78,941	65,901	65,347
Goodwill	6,696	6,683
Other assets	12,689	11,826

Total assets	$410,714	$588,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$13,016	$5,562
Accounts payable and accrued liabilities	130,603	122,352
Contract billings in excess of cost and recognized income	6,632	14,947
Accrued income tax	3,428	3,556
Liabilities of discontinued operations	3,015	182,092

Total current liabilities	156,694	328,509

2.75% convertible senior notes	70,000	70,000
6.5% senior convertible notes	84,500	84,500
Long-term debt	8,065	7,077
Long-term liability for unrecognized tax benefits	6,649	—
Other liabilities	237	237

Total liabilities	326,145	490,323

Contingencies and commitments (Note 11)
Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized; 26,235,940 shares issued (25,848,596 at December 31, 2006)	1,312	1,292
Capital in excess of par value	218,513	217,036
Accumulated deficit	(138,819)	(120,603)
Treasury stock at cost, 196,697 shares (167,844 at December 31, 2006)	(2,647)	(2,154)
Accumulated other comprehensive income	6,210	2,360

Total stockholders’ equity	84,569	97,931

Total liabilities and stockholders’ equity	$410,714	$588,254

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Contract revenue	$206,709	$107,586

Operating expenses:
Contract	193,832	101,460
Depreciation and amortization	3,456	3,005
General and administrative	11,425	10,407

	208,713	114,872

Operating loss	(2,004)	(7,286)

Other income (expense):
Interest — net	(890)	(1,636)
Other — net	(190)	126

	(1,080)	(1,510)

Loss from continuing operations before income taxes	(3,084)	(8,796)

Provision (benefit) for income taxes	255	(255)

Net loss from continuing operations	(3,339)	(8,541)

Income (loss) from discontinued operations, net of provision for income taxes	(8,508)	3,948

Net loss	$(11,847)	$(4,593)

Basic loss per common share:
Loss from continuing operations	$(0.13)	$(0.40)
Income (loss) from discontinued operations	(0.33)	0.18

Net loss	$(0.46)	$(0.22)

Diluted loss per common share:
Loss from continuing operations	$(0.13)	$(0.40)
Income (loss) from discontinued operations	(0.33)	0.18

Net loss	$(0.46)	$(0.22)

Weighted average number of common shares outstanding:

Basic	25,503,652	21,345,530

Diluted	25,503,652	21,345,530

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share amounts)
(Unaudited)

						Accumulated
						Other
			Capital			Compre-		Total
			in Excess	Accumu-		hensive		Stock-
	Common Stock		of Par	lated	Treasury	Income		holders’
	Shares	Par Value	Value	Deficit	Stock	(Loss)		Equity
Balance, January 1, 2007	25,848,596	$1,292	$217,036	$(120,603)	$(2,154)	$2,360		$97,931
Cumulative effect of adoption of FIN 48	—	—	—	(6,369)	—	—		(6,369)

Balance, January 1, 2007, as adjusted	25,848,596	1,292	217,036	(126,972)	(2,154)	2,360		91,562
Comprehensive loss:
Net loss	—	—	—	(11,847)	—	—		(11,847)
Realization of loss on sale of Nigeria	—	—	—	—	—	3,773	(1)	3,773
Foreign currency translation adjustment	—	—	—	—	—	77		77

Total comprehensive loss								(7,997)
Deferred compensation	—	—	987	—	—	—		987
Restricted stock grants	342,011	17	(17)	—	—	—		—
Vesting of restricted stock rights	9,583	1	(1)	—	—	—		—
Additions to treasury stock, vesting restricted stock	—	—	—	—	(493)	—		(493)
Exercise of stock options	35,750	2	519	—	—	—		521
Additional cost of private placement of equity	—	—	(11)	—	—	—		(11)

Balance, March 31, 2007	26,235,940	$1,312	$218,513	$(138,819)	$(2,647)	$6,210		$84,569

See accompanying notes to condensed consolidated financial statements.

(1)	Removal of previously recorded foreign currency translation adjustments associated with the Company’s Nigeria operations.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,847)	$(4,593)
Reconciliation of net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	8,508	(3,948)
Depreciation and amortization	3,456	3,005
Amortization of debt issue costs	519	434
Amortization of deferred compensation	987	864
Amortization of discount on notes receivable for stock purchases	—	(4)
Loss (gain) on retirements of property, plant and equipment	82	(262)
Provision for bad debts	142	35
Deferred income tax provision	(2,624)	(5,830)
Changes in operating assets and liabilities:
Accounts receivable	13,076	9,559
Contract cost and recognized income not yet billed	(3,108)	(4,937)
Prepaid expenses	(1,110)	1,486
Parts and supplies inventories	(195)	162
Other assets	(1,116)	(516)
Accounts payable and accrued liabilities	(5,866)	(51)
Accrued income tax	(140)	4,004
Contract billings in excess of cost and recognized income	(8,384)	(1,646)
Long-term liability for unrecognized tax benefits	280	—
Other liabilities	—	504

Cash used in operating activities of continuing operations	(7,340)	(1,734)
Cash used in operating activities of discontinued operations	(9,650)	(27,284)

Cash used in operating activities	(16,990)	(29,018)
Cash flows from investing activities:
Proceeds from sale of discontinued operations, net	130,568	25,082
Proceeds from sale of property, plant and equipment	46	208
Purchases of property, plant and equipment	(1,826)	(3,563)
Increase in restricted cash	—	(4,064)

Cash provided by investing activities of continuing operations	128,788	17,663
Cash used in investing activities of discontinued operations	—	(2,150)

Cash provided by investing activities	128,788	15,513
Cash flows from financing activities:
Proceeds from issuance of common stock, net	510	167
Proceeds from issuance of 6.5% senior convertible notes	—	19,500
Repayment of notes payable	(3,261)	(1,673)
Payments on capital leases	(676)	—
Acquisition of treasury stock	(493)	(383)
Costs of debt issues	(265)	(2,991)
Repayments of long-term debt	—	(39)

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006
Cash provided by (used in) financing activities of continuing operations	$(4,185)	$14,581
Cash provided by (used in) financing activities of discontinued operations	—	—

Cash provided by (used in) financing activities	(4,185)	14,581

Effect of exchange rate changes on cash and cash equivalents	183	40

Cash provided by all activities	107,796	1,116
Cash and cash equivalents, beginning of period	37,643	55,933

Cash and cash equivalents, end of period	$145,439	$57,049

Supplemental cash flow information:
Cash paid for interest (including discontinued operations)	$1,229	$804
Cash paid for income taxes (including discontinued operations)	$2,557	$5,580

Non-cash investing and financing transactions (all related to continuing operations):
Prepaid insurance obtained by note payable	$10,051	$9,385
Receivable obtained by sale of discontinued operations	$2,625	$—
Property and equipment obtained by capital lease	$2,233	$—
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. Basis of Presentation
     The preceding Condensed Consolidated Balance Sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the preceding unaudited interim Condensed Consolidated Financial Statements as of March 31, 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As of March 31, 2007, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
     The unaudited Condensed Consolidated Financial Statements of Willbros Group, Inc. and its majority-owned subsidiaries (the “Company”) reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows of the Company for all interim periods presented.
     These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
     The Condensed Consolidated Financial Statements include certain estimates and assumptions by management. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and parts and supplies inventories; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting including estimates of progress toward completion and estimates of gross profit or loss on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to be consistent with the current presentation.
     As discussed in Note 3 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company sold its assets and operations in Nigeria on February 7, 2007. Accordingly, these Condensed Consolidated Financial Statements reflect these operations as discontinued operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.
     Cash and cash equivalents includes $10,000 of cash required as a minimum balance as stipulated by the 2006 Credit Facility. See Note 5 – Long-term Debt.
     Cash Flows From Investing Activities – The $25,082 proceeds from sale of the TXP-4 Plant received in the quarter ended March 31, 2006 has been reclassified to cash provided by investing activities of continuing operations. It was previously shown as investing activities of discontinued operations.
     Inventories consisting of parts and supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Parts and supplies inventories are evaluated at least annually and adjusted for excess and obsolescence. Net of any reserve for obsolescence the Company’s continuing operations carried inventory balances of $2,267 and $2,069 at March 31, 2007 and December 31, 2006, respectively. Discontinued operations had parts and supplies of $0 and $21,645 at March 31, 2007 and December 31, 2006, respectively.
2. New Accounting Pronouncements
     FIN 48
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). The

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
2. New Accounting Pronouncements (continued)
Company adopted FIN 48 on January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. income tax by tax authorities for years before 2003. The Company is no longer subject to Canadian income tax for years before 2001 or in Oman for years before 2005.
     As a result of the implementation of FIN 48, the Company recognized a $6,369 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Effect of adopting FIN 48 at January 1, 2007	$6,369
Income tax liabilities recognized prior to adoption of FIN 48	158
Additions based on tax positions related to the current year	31
Additions for tax positions of prior years	91

Balance at March 31, 2007	$6,649

     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company has recognized interest and penalties in its cumulative adjustment to the beginning accumulated deficit in the amount of $568. During the three months ended March 31, 2007, the Company recognized $91 of interest and penalties in income tax expense primarily related to tax positions taken in prior years. Interest and penalties are included in the table above.
     FSP AUG AIR-1
     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”) FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.
     SFAS No. 157
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating what impact, if any, this statement will have on its consolidated financial statements.
     SAB 108
     In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. SAB 108 also requires the effects of prior year uncorrected misstatements to be considered when assessing the materiality of misstatements in current-year financial statements. If upon initial adoption, the cumulative effect of the misstatements is determined to be material using the new guidance of SAB 108, companies are allowed to record the effects as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 became effective for the Company’s fiscal year ended December 31, 2006. There was no cumulative effect adjustment required, and at March 31, 2007 no misstatements requiring correction have been discovered.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
2. New Accounting Pronouncements (continued)
     SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, this statement will have on its consolidated financial statements.
3. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement
     Strategic Decisions
     In 2006, the Company announced that it intended to sell the TXP-4 Plant, and its assets and operations in Venezuela and Nigeria, which led to their classification as discontinued operations (“Discontinued Operations”). The net assets and net liabilities related to the Discontinued Operations are shown on the Condensed Consolidated Balance Sheets as “Assets of Discontinued Operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Condensed Consolidated Statements of Operations as “Income (loss) from discontinued operations, net of provision for income taxes” for all periods shown.
     Nigeria
     Business Disposal
     On February 7, 2007, the Company completed the sale of its Nigeria assets and operations to Ascot Offshore Nigeria Limited (“Ascot”), a Nigerian energy services company, for total consideration of $155,250. The sale was pursuant to a Share Purchase Agreement by and between the Company and Ascot dated as of February 7, 2007 (the “Agreement”), providing for the purchase by Ascot of all of the share capital of WG Nigeria Holdings Limited (“WGNHL”) the holding company for Willbros West Africa, Inc., Willbros (Nigeria) Limited, Willbros (Offshore) Nigeria Limited and WG Nigeria Equipment Limited.
     Under the terms of the Agreement, Ascot paid the purchase price of $155,250 by making cash payments of $16,000 in December 2006, $134,000 on February 7, 2007, and $2,625 on February 12, 2007. The remaining balance of $2,625 is in the form of a non-interest-bearing note (the “Ascot Note”) which is due no later than August 1, 2007. The Ascot Note is secured by the guarantee of Ascot’s parent company, Berkeley Group plc (“Berkeley”), a company organized under the laws of the Federal Republic of Nigeria. The total cost of the transaction, including the $10,500 buyout of the minority interests that were subsequently sold to Ascot as part of the sale transaction, is estimated to be approximately $16,000. At March 31, 2007, $6,057 of the estimated transaction costs had been paid, and the remainder were accrued and charged against the gain on the sale.
     The final net proceeds to the Company are subject to certain post-closing working capital adjustments and claims as provided by the Agreement. Under the Agreement, the Company’s obligation for any claims by Ascot, that were not previously disclosed to Ascot, are limited to 10 percent of the purchase price and such claim must be made within one year from the date of the Agreement except for any claim that may arise in the United States that is related to SEC and DOJ investigations described in Note 11 – Contingencies, Commitments and Other Circumstances. While the final adjustments to the Agreement will not be determined for several months, the Company has recognized a gain of $2,345 on the disposition.
     In connection with the sale of its Nigeria assets and operations, the Company and its subsidiary Willbros International, Inc. (“WII”) entered into an indemnity agreement with Ascot and Berkeley (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley will indemnify the Company and WII for any obligations incurred by the Company or WII in connection with the parent company performance guarantees (the “Guarantees”) that the Company and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. The Company and WII are contractually obligated under the Guarantees to perform or cause to be performed work related to several ongoing projects in Nigeria. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
position with an accrual for such loss in the amount of $33,157. The associated liability was included in the liabilities acquired by Ascot.
     At March 31, 2007, the Company had $20,322 of letters of credit outstanding associated with Discontinued Operations. In accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), a liability has been recognized for the full amount of the letters of credit offset by a corresponding reduction to the gain on the sale of Nigeria. In accordance with the Agreement, these letters of credit are backstopped by an equivalent amount of letters of credit issued by Intercontinental Bank Plc, a Nigerian bank. These backstop letters of credit provide security to the Company in the event any of the Company’s outstanding letters of credit are called. The letters of credit are scheduled to expire in the amount of $440 on December 19, 2007, $19,759 on August 31, 2008, and $123 on February 28, 2009.
     Transition Services Agreement
     Additionally, on February 7, 2007 the Company through its subsidiary, Willbros International Services (Nigeria) Limited (“WISNL”), entered into a transition services agreement with Ascot (the “TSA”). Pursuant to the TSA, WISNL agreed to provide certain support services to Ascot for up to two years. These services are related primarily to providing equipment and personnel. In order to provide these transition services the Company has seconded 365 of its employees to Ascot. Of these employees 308 are expatriates and third-country nationals who work in Nigeria, while the remaining 57 are project support personnel located in Houston, Texas. The seconded employees in Nigeria are all performing project related services at the direction of Ascot. The seconded employees in Houston are providing project management and general administrative services at the direction of Ascot.
     Although the services provided under the TSA generate continuing cash flow between the Company and Ascot, the amounts are not considered to be significant. Additionally, the Company expects the level of cash flow to decrease over the life of the TSA as the services provided by Willbros shifts to direct services secured by Ascot. The Company does not have the ability to significantly influence the operating or financial policies of Ascot. Under the provisions of EITF 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the Company has no significant continuing involvement in the operations of the former assets and operations owned in Nigeria. Accordingly, income generated by the TSA is shown, net of costs incurred, as a component of “Income (loss) from discontinued operations, net of provision for income taxes” on the Condensed Consolidated Statement of Operations and assets and liabilities are shown as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively, in the Condensed Consolidated Balance Sheets. The equipment provided under the TSA includes Company-owned and leased construction equipment being used by Ascot in Nigeria with an estimated fair value of between $10,000 and $13,000.
     Venezuela
     Business Disposal
     On November 28, 2006 the Company completed the sale of its assets and operations in Venezuela. The Company received total compensation of $7,000 in cash and $3,300 in the form of a commitment from the buyer, to be paid on or before December 4, 2013. This commitment is related to the Venezuelan operation’s 10 percent interest in the Harwat joint venture, and the Company is to be paid by receipt of any distributions from Harwat to its joint venture partners. As of March 31, 2007, no distributions have yet been made. The Company estimates no gain or loss on the sale of its assets and operations in Venezuela.
     TXP-4 Plant
     Asset Disposal
     On January 12, 2006, the Company completed the sale of its TXP-4 Plant. The Company received cash payments of $27,944 for the sale and realized a gain of $1,342, net of taxes of $691, reflected as a component of the “Income (loss) from discontinued operations, net of provision for income taxes” on the Condensed Consolidated Statement of Operations.
     In addition to the cash payments described above, Williams Field Services Company (“Williams”) agreed to pay the Company a portion of any recovery that Williams may obtain based on damages, loss or injury related to the TXP-4 Plant up to $3,400. This settlement is contingent upon Williams’ recovery from various third parties and is the only ongoing potential source of cash flows subsequent to the sale date. The timing and amount of any resolution to these claims cannot be estimated.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3.	Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

Results of Discontinued Operations

Condensed Statements of Operations of Discontinued Operations are as follows:

	Three Months Ended March 31, 2007
		Nigeria			Discontinued
	Nigeria (1)	TSA	Venezuela	Opal TXP-4	Operations
Contract revenue	$30,046	$6,362	$—	$—	$36,408

Operating expenses:
Contract	34,360	5,864	—	—	40,224
Depreciation and amortization	—	—	—	—	—
General and administrative	3,472	95	—	—	3,567

	37,832	5,959	—	—	43,791

Operating income (loss)	(7,786)	403	—	—	(7,383)

Other income	216	—	—	—	216

Income (loss) before income taxes	(7,570)	403	—	—	(7,167)
Provision for income taxes	1,092	249	—	—	1,341

Net income (loss)	$(8,662)	$154	$—	$—	$(8,508)

(1)	Reflects operations through February 7, 2007.

	Three Months Ended March 31, 2006
		Nigeria			Discontinued
	Nigeria	TSA	Venezuela	Opal TXP-4	Operations
Contract revenue	$140,829	$—	$81	$—	$140,910

Operating expenses:
Contract	125,306	—	361	—	125,667
Depreciation and amortization	1,949	—	221	—	2,170
General and administrative	5,162	—	82	—	5,244

	132,417	—	664	—	133,081

Operating income (loss)	8,412	—	(583)	—	7,829

Other income	224	—	85	2,033	2,342

Income (loss) before taxes	8,636	—	(498)	2,033	10,171
Provision for income taxes	5,524	—	8	691	6,223

Net income (loss)	$3,112	$—	$(506)	$1,342	$3,948

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3.	Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

Financial Position of Discontinued Operations

Condensed Balance Sheets of Discontinued Operations are as follows:

	March 31, 2007
		Nigeria			Discontinued
	Nigeria	TSA	Venezuela	Opal TXP-4	Operations
Current assets:
Cash and cash equivalents	$—	$1,873	$—	$—	$1,873
Accounts receivable, net	—	4,391	—	—	4,391
Contract cost and recognized income not yet billed	—	—	—	—	—
Prepaid expenses	—	—	—	—	—
Parts and supplies inventories	—	—	—	—	—

Total current assets	—	6,264	—	—	6,264
Property, plant and equipment, net	—	—	—	—	—
Investments in joint ventures	—	—	—	—	—
Other assets	—	—	—	—	—

Total assets	—	6,264	—	—	6,264
Current liabilities	—	1,015	—	—	1,015
Advances	—	2,000	—	—	2,000

Total current liabilities	—	3,015	—	—	3,015

Net assets of discontinued operations	$—	$3,249	$—	$—	$3,249

	December 31, 2006
		Nigeria			Discontinued
	Nigeria	TSA	Venezuela	Opal TXP-4	Operations
Current assets:
Cash and cash equivalents	$12,964	$—	$—	$—	$12,964
Restricted cash	36,683	—	—	—	36,683
Accounts receivable, net	76,673	—	—	—	76,673
Contract cost and recognized income not yet billed	79,364	—	—	—	79,364
Prepaid expenses	16,017	—	—	—	16,017
Parts and supplies inventories	21,645	—	—	—	21,645

Total current assets	243,346	—	—	—	243,346
Property, plant and equipment, net	50,723	—	—	—	50,723
Other assets	123	—	—	—	123

Total assets	294,192	—	—	—	294,192
Current liabilities	148,135	—	—	—	148,135
Loss provision on contracts	33,957	—	—	—	33,957

Total current liabilities	182,092	—	—	—	182,092

Net assets of discontinued operations	$112,100	$—	$—	$—	$112,100

Cash
     Nigeria had restricted cash of $36,683 on December 31, 2006. The December 31, 2006 balance was in a consortium bank account that required the approval of the Company and its consortium partner to disburse funds. Additionally, cash and cash equivalents for Nigeria contained $9,482 at December 31, 2006 that was designated for use by specific projects.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
Inventory
     Nigeria had parts and supplies inventories of $21,645 net of reserves of $12,159 at December 31, 2006.
Loss Provision on Contracts
     The Company had recognized $33,957 of estimated losses related to two projects in Nigeria as of December 31, 2006.
Contingencies, Commitments and Other Circumstances
     At December 31, 2006, other assets and accounts receivable of the Discontinued Operations include anticipated recoveries from insurance or third parties of $1,191, primarily related to the repair of Nigeria pipelines. The Company believes the recovery of these costs from insurance or other parties is probable. Actual recoveries may vary from these estimates.
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
     Contract cost and recognized income not yet billed, and related amounts billed, as of March 31, 2007 and December 31, 2006 was as follows:

	March 31,	December 31,
	2007	2006
Costs incurred on contracts in progress	$391,375	$188,030
Recognized income	19,391	12,039

	410,766	200,069
Progress billings and advance payments	(403,256)	(203,989)

	$7,510	$(3,920)

Contract cost and recognized income not yet billed	$14,142	$11,027
Contract billings in excess of cost and recognized income	(6,632)	(14,947)

	$7,510	$(3,920)

     Contract cost and recognized income not yet billed includes $0 and $1,191 at March 31, 2007 and December 31, 2006, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5.	Long-term Debt

Long-term debt as of March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
6.5% senior convertible notes	$84,500	$84,500
2.75% convertible senior notes	70,000	70,000
Capital lease obligations	13,166	11,601
Other obligations	123	51
2006 Credit Facility	—	—

Total debt	167,789	166,152
Less current portion	(5,224)	(4,575)

Long-term debt	$162,565	$161,577

2006 Credit Facility
     On October 27, 2006, Willbros USA, Inc., a wholly-owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility (the “2006 Credit Facility”) with a group of lenders led by Calyon New York Branch (“Calyon”). The 2006 Credit Facility replaces the Company’s 2004 Credit Facility. The Company may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with Calyon’s consent. The Company currently has a commitment from Calyon, which expires August 7, 2007, to underwrite an increase to the 2006 Credit Facility by $25,000 subject to certain terms and conditions. The Company will increase the 2006 Credit Facility only if it has requirements to issue letters of credit in excess of $100,000. The 2006 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings, which may be made up to $25,000 less the amount of any letter of credit advances or financial letters of credit, must be repaid at least once a year and no new revolving advances may be made for a period of 10 consecutive business days thereafter.
     Fees payable under the 2006 Credit Facility include a facility fee at a rate per annum equal to 5.0 percent of the 2006 Credit Facility capacity, payable quarterly in arrears (the facility fee will be reduced to 2.75 percent if the Company obtains a rating from S&P and Moody’s greater than B and B2, respectively), and a letter of credit fee equal to 0.125 percent per annum of aggregate commitments. Interest on any borrowings is payable quarterly in arrears at the adjusted base rate minus 1.00 percent or at a Eurodollar rate at the Company’s option. The 2006 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries. The Company may not make any acquisitions involving cash consideration in excess of $5,000 in any 12-month period and $10,000 in the aggregate, without the approval of a majority of the lenders under the 2006 Credit Facility. The 2006 Credit Facility contains a requirement for the maintenance of a $10,000 minimum cash balance, prohibits the payment of cash dividends and includes customary affirmative and negative covenants, such as limitations on the creation of certain new indebtedness and liens, restrictions on certain transactions and payments and maintenance of a maximum senior leverage ratio, a minimum fixed charge coverage ratio and minimum tangible net worth requirement. A default may be triggered by events such as a failure to comply with financial covenants or other covenants, a failure to make payments when due, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings as defined by the 2006 Credit Facility. The 2006 Credit Facility is guaranteed by the Company and certain other subsidiaries. Unamortized costs associated with the creation of the 2006 Credit Facility total $2,045 and $1,986 and are included in other assets at March 31, 2007 and December 31, 2006, respectively. Because the 2006 Credit Facility has only been used to provide letters of credit, these costs are being amortized to general and administrative expense over the three-year term of the credit facility ending October 2009.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Long -term Debt (continued)
     As of March 31, 2007, there were no borrowings outstanding under the 2006 Credit Facility and there were $78,787 in outstanding letters of credit, consisting of $58,465 issued for projects in continuing operations and $20,322 issued for projects related to Discontinued Operations. As of December 31, 2006, there were no borrowings outstanding under the 2006 Credit Facility and there were $64,545 in outstanding letters of credit, consisting of $41,920 issued for projects in continuing operations and $22,625 issued for projects related to Discontinued Operations.
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
     The 6.5% Notes are governed by an indenture, dated December 23, 2005, that was entered into by and among the Company, as issuer, Willbros USA, Inc., as guarantor (“WUSAI”), and The Bank of New York Mellon Corporation, as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).
     Pursuant to the Purchase Agreement, the Company and WUSAI have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 4,813,171 shares at March 31, 2007), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15, and began on June 15, 2006.
     The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a fundamental change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a fundamental change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0 percent to 28.0 percent depending on when the fundamental change occurs and the price of the Company’s stock at the time the fundamental change occurs.
     Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a default of $10,000 or more on any credit agreement, including the 2006 Credit Facility and the 2.75% Notes, a

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Long-term Debt (continued)
corresponding event of default would result under the 6.5% Notes. Unamortized debt issuance costs of $3,919 and $4,103 associated with the 6.5% Notes are included in other assets at March 31, 2007 and December 31, 2006, respectively, and are being amortized over the seven-year period ending December 2012.
2.75% Convertible Senior Notes
     On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at March 31, 2007 subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.
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
     The Indenture Amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10 percent or more of the consideration in the transaction consists of cash, to make a coupon make-whole payment equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013. Unamortized debt issue costs of $2,045 and $2,175 associated with the 2.75% Notes are included in other assets at March 31, 2007 and December 31, 2006, respectively, and are being amortized over the seven-year period ending March 2011.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Long-term Debt (continued)
2004 Credit Facility
     On March 12, 2004, the existing $125,000 June 2002 credit agreement with Calyon was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility would have matured on March 12, 2007 but was replaced on October 27, 2006 by the 2006 Credit Facility (See “2006 Credit Facility” above). The 2004 Credit Facility was available for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings were limited to the lesser of 40 percent of the borrowing base or $30,000. Interest was payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. The 2004 Credit Facility was collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibited the payment of cash dividends and required the Company to maintain certain financial ratios. The borrowing base was calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed; property, plant and equipment, and spare parts.
     During the period from August 6, 2004 to August 18, 2006, the Company entered into various amendments and waivers to the 2004 Credit Facility with its syndicated bank group to waive non-compliance with certain financial and non-financial covenants. Among other things, the amendments provided that (1) certain financial covenants and reporting obligations were waived and/or modified to reflect the Company’s current and anticipated future operating performance, (2) the ultimate reduction of the facility to $50,000 with a letter of credit limit of $50,000 less the face amount of letters of credit issued prior to August 18, 2006, and required that each new letter of credit must be fully cash collateralized and that a letter of credit fee of 0.25 percent be paid for each cash collateralized letter of credit and (3) the Company maintain a minimum cash balance of $15,000. The Sixth Amendment expired on September 30, 2006, and availability under the 2004 Credit Facility was reduced to zero. On October 27, 2006, the 2004 Credit Facility was replaced with the 2006 Credit Facility.
Capital Leases
     Assets held under capital leases at March 31, 2007 and December 31, 2006 are summarized below:

	March 31,	December 31,
	2007	2006
Construction equipment	$12,912	$10,662
Land and buildings	1,451	1,446
Furniture and equipment	535	535

Total assets held under capital lease	14,898	12,643
Less accumulated amortization	(2,273)	(1,572)

Net assets under capital lease	$12,625	$11,071

6. Loss Per Share
     Basic EPS is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise or conversion of potential dilutive stock options, warrants and convertible shares less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
6. Loss Per Share (continued)
     Basic and diluted loss from continuing operations per common share for the three months ended March 31, 2007 and 2006 are computed as follows:

	Three Months
	Ended March 31,
	2007	2006
Net loss from continuing operations applicable to common shares	$(3,339)	$(8,541)

Weighted average number of common shares outstanding for basic loss per share	25,503,652	21,345,530
Weighted average number of dilutive potential common shares outstanding	—	—

Weighted average number of common shares outstanding for diluted loss per share	25,503,652	21,345,530

Loss per common share from continuing operations:
Basic	$(0.13)	$(0.40)

Diluted	$(0.13)	$(0.40)

     The Company incurred net losses for the three months ended March 31, 2007 and 2006, respectively, and has therefore excluded the securities listed below from the computation of diluted loss per share, as the effect would be anti-dilutive:

	Three Months
	Ended March 31,
	2007	2006
2.75% Convertible senior notes	3,595,277	3,595,277
6.5% Senior convertible notes	4,813,171	4,813,171
Stock options	771,000	997,400
Warrants to purchase common stock	558,354	—
Restricted stock	520,127	255,000

	10,257,929	9,660,848

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
7. Segment Information
     The Company’s segments are strategic business units that are managed separately as each has different operational requirements and strategies. In the first quarter of 2007, the Company redefined its segments based on the Company’s core business functions rather than geographic markets as presented in prior periods. The Company’s operating segments have been reorganized into the following reportable segments: Construction, Engineering, and Engineering, Procurement and Construction (“EPC”). The three operating segments operate primarily in the United States, Canada, and the Middle East. In the comparable periods in 2006, the Company’s reportable business segments were US & Canada and International. Prior period balances have been reclassified to reflect this change. Management evaluates the performance of each segment based on operating income. The Company’s corporate operations include the general, administrative, and financing functions of the organization. The costs of these functions are allocated between the three operating segments. The Company’s corporate operations also include various other assets, some of which, are allocated between the three operating segments. There are no material inter-segment revenues in the periods presented.
     The following table reflects the Company’s reconciliation of segment operating results to the net loss in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006:

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Segment Information (continued)
For the three months ended March 31, 2007:

	Construction	Engineering	EPC	Consolidated
Contract revenue	$170,705	$19,655	$16,349	$206,709
Operating expenses:
Contract	165,004	15,589	13,239	193,832
Depreciation and amortization	2,843	151	462	3,456
General and administrative	9,171	1,463	791	11,425

	177,018	17,203	14,492	208,713

Operating income (loss)	$(6,313)	$2,452	$1,857	(2,004)

Interest and other income (expense), net				(1,080)
Provision for income taxes				255

Net loss from continuing operations				(3,339)
Loss from discontinued operations, net of provision for income taxes				(8,508)

Net loss				$(11,847)

For the three months ended March 31, 2006:

	Construction	Engineering	EPC	Consolidated
Contract revenue	$79,147	$15,481	$12,958	$107,586
Operating expenses:
Contract	76,708	13,571	11,181	101,460
Depreciation and amortization	2,106	232	667	3,005
General and administrative	8,057	1,904	446	10,407

	86,871	15,707	12,294	114,872

Operating income (loss)	$(7,724)	$(226)	$664	(7,286)

Interest and other income (expense), net				(1,510)
Benefit for income taxes				(255)

Net loss from continuing operations				(8,541)
Income from discontinued operations, net of provision for income taxes				3,948

Net loss				$(4,593)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Segment Information (continued)
     Total assets by segments as of March 31, 2007 and December 31, 2006 are presented below:

	March 31,	December 31,
	2007	2006
Construction	$193,700	$196,253
Engineering	15,586	14,955
EPC	13,683	15,170
Corporate shared assets	181,481	67,684

Total segment assets	$404,450	$294,062

8. Stockholders’ Equity
     The information contained in this note pertains to continuing and discontinued operations.
Stock Ownership Plans
     During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan, and the Director Plan, was increased to 4,075,000 and 225,000, respectively, by stockholder approval. The Director Plan expired August 14, 2006. In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock to non-employee directors.
     Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan vest six months after the date of grant. Restricted stock granted under the 2006 Director Plan vests one year after the date of grant. At March 31, 2007, the 1996 Plan had 444,197 shares and the 2006 Director Plan had 33,857 shares available for grant. Of the shares available at March 31, 2007, 250,000 shares in the 2006 Stock Plan are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. During the three months ended March 31, 2007 and 2006, $16 and $0 of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”) using the modified prospective application method. Under this method, compensation cost recognized in the three months ended March 31, 2007 and 2006, includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Stockholders’ Equity (continued)
     Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Recognition of share-based compensation related to RSU’s was not impacted by the adoption of SFAS No. 123R. Expense from both stock options and RSU’s totaled $987 and $864, respectively, for the three months ended March 31, 2007 and 2006. The Company had no tax benefits related to either stock options or RSU’s during the three months ended March 31, 2007 and 2006.
     The fair values of options granted during the three months ended March 31, 2006, were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2006
Weighted average grant date fair value	$6.69
Weighted average assumptions used:
Expected volatility	45.10%
Expected lives	3.46	yrs
Risk-free interest rates	4.30%
Expected dividend yield	0.00%
     No options were granted during the three months ended March 31, 2007. Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s historical share option exercise experience. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.
     Stock option activity for the three months ended March 31, 2007 consists of:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2007	806,750	$13.46
Granted	—	—
Exercised	35,750	14.56
Forfeited	—	—

Outstanding at March 31, 2007	771,000	$13.40

Exercisable at March 31, 2007	594,333	$12.20

     As of March 31, 2007, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $7,044 and $6,143, respectively. The weighted average remaining contractual term of outstanding options is 5.96 years and the weighted average remaining contractual term of the exercisable options is 5.00 years at March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $241 and $220, respectively. There was no tax benefit realized related to those exercises.
     The total fair value of options vested during the three months ended March 31, 2007 and 2006 was $141 and $0, respectively.
     The Company’s non-vested options at March 31, 2007 and the changes in non-vested options during the three months ended March 31, 2007 are as follows:

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Stockholders’ Equity (continued)

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, January 1, 2007	202,500	$6.40
Granted	—	—
Vested	25,833	5.47
Forfeited or expired	—	—

Nonvested, March 31, 2007	176,667	$6.53

     The Company’s RSU activity and related information for the three months ended March 31, 2007 consist of:

		Weighted
		Average
	Number of	Grant-Date
	RSU’s	Fair Value
Outstanding at January 1, 2007	300,116	$17.85
Granted	388,919	21.13
Vested	102,708	17.55
Forfeited	3,000	21.89

Outstanding at March 31, 2007	583,327	$20.07

     The RSU’s outstanding at March 31, 2007 exclude 225,000 RSU’s having a weighted average grant-date fair value of $21.27 which are vested but have a deferred share issuance date. The total fair value of RSU’s vested during the three months ended March 31, 2007 and 2006 was $1,803 and $2,560, respectively.
     As of March 31, 2007, there was a total of $10,956 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Warrants to Purchase Common Stock
     On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. At March 31, 2007, all warrants to purchase common stock remained outstanding.
9. Income Taxes
     The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective tax rate and in evaluating our tax positions.
     During the three months ended March 31, 2007, the Company recorded income taxes of $255, on a loss before income taxes of $3,084. During the three months ended March 31, 2006, the Company recorded an income tax benefit of $255 on a loss before income taxes of $8,796. The circumstances that gave rise to the Company recording a provision for income taxes for the three months ended March 31, 2007, and a tax

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
9. Income Taxes (continued)
benefit for the three months ended March 31, 2006, are tax liabilities being generated in certain jurisdictions such as the United States, Canada, and Oman and the effect of certain expenses being allocated under transfer pricing principles to jurisdictions where the Company does not receive any tax benefit.
10. Foreign Exchange Risk
     The Company attempts to negotiate contracts which provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2007 or December 31, 2006.
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
     The United States Securities and Exchange Commission (“SEC”) is currently conducting an investigation into whether the Company and others may have violated various provisions of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). The United States Department of Justice (“DOJ”) is investigating violations of the FCPA and other applicable laws. In addition, the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”) has commenced an investigation of the potentially improper facilitation and export activities.
     The Company is cooperating fully with each of these investigations. If the Company or one of its subsidiaries is found to have violated the FCPA, that entity could be subject to civil penalties of up to $650 per violation and criminal penalties of up to the greater of $2,000 per violation or twice the gross pecuniary gain resulting from the improper conduct. If the Company or one of its subsidiaries is found to have violated trade sanctions or U.S. export restrictions, that entity could be subject to civil penalties of up to $11 per violation and criminal penalties of up to $250 per violation. There may be other penalties that could apply under other U.S. laws or the laws of foreign jurisdictions. While the consequences of these investigations on the Company and its subsidiaries are uncertain, the possible consequences include — but are not limited to — debarment from participating in future U.S. government contracts and from participating in certain U.S. export transactions, default of existing credit facilities, restricted access to capital markets and insurance and harm to existing and future commercial relationships. The Company cannot predict the outcome of the investigations being conducted by the SEC, the DOJ and OFAC, including the Company’s exposure to civil or criminal fines or penalties, or other regulatory action, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s ability to obtain and retain business and to collect outstanding receivables in current or future operating locations could be negatively affected.
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
     Operations outside the United States may be subject to certain risks, which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that have not been provided for in the accompanying condensed consolidated financial statements.
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
     From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to provide letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2007, the Company had approximately $63,602 of letters of credit related to continuing operations and $20,322 of letters of credit related to Discontinued Operations in Nigeria. Additionally, the Company had $108,115 of surety bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make. In conjunction with the February 7, 2007 sale of the Company’s Nigeria assets and operations $20,322 of letters of credit remain outstanding as of March 31, 2007. In accordance with FIN 45, a liability has been recorded for $20,322. See Note 3 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement for additional information. As of March 31, 2007, no other liability has been recognized for letters of

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
11. Contingencies, Commitments and Other Circumstances (continued)
credit and surety bonds.
     In connection with the private placement of the 6.5% Notes on December 23, 2005, the Company entered into a Registration Rights Agreement with the Purchasers. The Registration Rights Agreement required the Company to file a registration statement with respect to the resale of the shares of the Company’s common stock issuable upon conversion of the 6.5% Notes no later than June 30, 2006 and to use its best efforts to cause such registration statement to be declared effective no later than December 31, 2006. The Company is also required to keep the registration statement effective after December 31, 2006. In the event, the Company is unable to satisfy its obligations under the Registration Rights Agreement, the Company will owe additional interest to the holders of the 6.5% Notes at a rate per annum equal to 0.5 per cent of the principal amount of the 6.5% Notes for the first 90 days and 1.0 percent per annum from and after the 91st day following such event. The additional penalty interest, if incurred, is payable in conjunction with the scheduled semi-annual interest payments on June 15 and December 15 as set forth in the Registration Rights Agreement. The Company filed the registration statement on June 30, 2006 and it was declared effective on January 18, 2007 by the SEC. The Company will pay an additional $22 of penalty interest to the holders of the 6.5% Notes as a result of the registration having been declared effect after December 31, 2006.
     In addition, on March 14, 2007, in connection with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company suspended the use of the registration statement. On March 30, 2007, the Company filed a post-effective amendment to the registration statement to incorporate by reference the 2006 Form 10-K. The post-effective amendment was declared effective on May 4, 2007.
     In connection with the private placement of common stock and warrants on October 27, 2006, the Company entered into a Registration Rights Agreement with the buyers (the “2006 Registration Rights Agreement”). The 2006 Registration Rights Agreement requires the Company to file a registration statement with respect to the resale of the common stock, including the common stock underlying the warrants, no later than 60 days after the closing of the private placement, and to use its reasonable best efforts to cause the registration statement to be declared effective no later than 120 days after the closing of the private placement. In the event of a delay in the filing or effectiveness of the registration statement, or for any period during which the effectiveness of the registration statement is not maintained or is suspended by the Company other than as permitted under the 2006 Registration Rights Agreement, the Company will be required to pay each buyer monthly an amount in cash equal to 1.25 percent of such buyer’s aggregate purchase price of its common stock and warrants, but the Company shall not be required to pay any buyer an aggregate amount that exceeds 10 percent of such buyer’s aggregate purchase price.
     On March 14, 2007, in connection with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company suspended the use of the registration statement. On March 30, 2007, the Company filed a post-effective amendment to the registration statement to incorporate by reference the 2006 10-K. The post-effective amendment was declared effective on May 4, 2007. The Company is required to make registration delay payments equal to 1.25 percent of the purchase price for the shares and warrants sold in the private placement. The first such payment is owing as of April 3, 2007 and paid as of April 30, 2007. Thereafter, the penalty continued to accrue based on 1.25 percent of the purchase price beginning on April 3, 2007, the day after the date on which a 20-day grace period expired, and for each 30-day period thereafter (prorated for any partial 30-day period) and ending on the effective date of the post-effective amendment. The Company paid $997 of registration delay payments subsequent to March 31, 2007 for the period in which the use of the registration statement was suspended until the suspension was lifted on May 4, 2007.
     In addition to the matters discussed above, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position.
     See Note 3 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for discussion of commitments and contingencies associated with Discontinued Operations.

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
March 31, 2007 and December 31, 2006
Willbros Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets

	March 31, 2007
		WUSAI
	Parent	(Guarantor)	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$131,206	$(708)	$14,941	$—	$145,439
Accounts receivable, net	3,031	60,126	58,011	—	121,168
Contract cost and recognized income not yet billed	—	6,156	7,986	—	14,142
Prepaid expenses	11	27,517	932	—	28,460
Parts and supplies inventories	—	560	1,707	—	2,267
Assets of discontinued operations	—	—	6,264	—	6,264
Receivables from affiliated companies	213,289	—	—	(213,289)	—

Total current assets	347,537	93,651	89,841	(213,289)	317,740
Deferred tax assets	—	7,766	(78)	—	7,688
Property, plant and equipment, net	—	31,019	34,882	—	65,901
Investment in subsidiaries	(83,378)	—	—	83,378	—
Other assets	6,014	5,227	8,144	—	19,385

Total assets	$270,173	$137,663	$132,789	$(129,911)	$410,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$11,177	$1,839	$—	$13,016
Accounts payable and accrued liabilities	31,104	55,794	43,705	—	130,603
Contract billings in excess of cost and recognized income	—	4,089	2,543	—	6,632
Accrued income tax	—	1,882	1,546	—	3,428
Liabilities of discontinued operations	—	—	6,181	(3,166)	3,015
Payables to affiliated companies	—	27,775	182,348	(210,123)	—

Total current liabilities	31,104	100,717	238,162	(213,289)	156,694
Long-term debt	154,500	6,411	1,654	—	162,565
Long-term liability for unrecognized tax benefits	—	2,891	3,758	—	6,649
Other liabilities	—	—	237	—	237

Total liabilities	185,604	110,019	243,811	(213,289)	326,145
Stockholders’ equity:
Common stock	1,312	8	32	(40)	1,312
Capital in excess of par value	218,513	89,156	8,526	(97,682)	218,513
Accumulated deficit	(138,819)	(61,520)	(122,717)	184,237	(138,819)
Other stockholders’ equity components	3,563	—	3,137	(3,137)	3,563

Total stockholders’ equity	84,569	27,644	(111,022)	83,378	84,569

Total liabilities and stockholders’ equity	$270,173	$137,663	$132,789	$(129,911)	$410,714

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
     12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)
Condensed Consolidating Balance Sheets

	December 31, 2006
		WUSAI
	Parent	(Guarantor)	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$24,776	$4,895	$7,972	$—	$37,643
Accounts receivable, net	32	81,004	56,068	—	137,104
Contract cost and recognized income not yet billed	—	2,225	8,802	—	11,027
Prepaid expenses	3	16,092	1,204	—	17,299
Parts and supplies inventories	—	560	1,509	—	2,069
Assets of discontinued operations	—	—	294,192	—	294,192
Receivables from affiliated companies	280,853	—	—	(280,853)	—

Total current assets	305,664	104,776	369,747	(280,853)	499,334
Deferred tax assets	—	5,144	(80)	—	5,064
Property, plant and equipment, net	—	33,115	32,232	—	65,347
Investment in subsidiaries	(42,228)	—	—	42,228	—
Other assets	6,344	5,007	7,158	—	18,509

Total assets	$269,780	$148,042	$409,057	$(238,625)	$588,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$4,382	$1,180	$—	$5,562
Accounts payable and accrued liabilities	17,349	63,120	41,883	—	122,352
Contract billings in excess of cost and recognized income	—	14,779	168	—	14,947
Accrued income tax	—	1,657	1,899	—	3,556
Liabilities of discontinued operations	—	—	353,980	(171,888)	182,092
Payables to affiliated companies	—	22,923	86,042	(108,965)	—

Total current liabilities	17,349	106,861	485,152	(280,853)	328,509
Long-term debt	154,500	7,077	—	—	161,577
Other liabilities	—	—	237	—	237

Total liabilities	171,849	113,938	485,389	(280,853)	490,323
Stockholders’ equity:
Common stock	1,292	8	32	(40)	1,292
Capital in excess of par value	217,036	89,156	8,526	(97,682)	217,036
Accumulated deficit	(120,603)	(55,060)	(84,177)	139,237	(120,603)
Other stockholders’ equity components	206	—	(713)	713	206

Total stockholders’ equity	97,931	34,104	(76,332)	42,228	97,931

Total liabilities and stockholders’ equity	$269,780	$148,042	$409,057	$(238,625)	$588,254

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
     12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2007
		WUSAI
	Parent	(Guarantor)	Non-Guarantors	Eliminations	Consolidated

Contract revenue	$—	$149,927	$66,962	$(10,180)	$206,709
Operating expenses:
Contract	—	135,208	58,624	—	193,832
Depreciation and amortization	—	2,327	1,129	—	3,456
General and administrative	1,602	16,395	3,586	(10,158)	11,425

	1,602	153,930	63,339	(10,158)	208,713

Operating income (loss)	(1,602)	(4,003)	3,623	(22)	(2,004)

Other income (expense):
Equity in loss of consolidated subsidiaries	(9,299)	—	—	9,299	—
Interest — net	(981)	(97)	188	—	(890)
Other — net	—	(48)	(142)	—	(190)

Income (loss) from continuing operations before income taxes	(11,882)	(4,148)	3,669	9,277	(3,084)
Provision (benefit) for income taxes	—	(1,383)	1,638	—	255

Net income (loss) from continuing operations	(11,882)	(2,765)	2,031	9,277	(3,339)
Income (loss) from discontinued operations, net of provision for income taxes	35	(894)	(7,671)	22	(8,508)

Net income (loss)	$(11,847)	$(3,659)	$(5,640)	$9,299	$(11,847)

	Three Months Ended March 31, 2006
		WUSAI
	Parent	(Guarantor)	Non-Guarantors	Eliminations	Consolidated

Contract revenue	$—	$58,140	$54,767	$(5,321)	$107,586
Operating expenses:
Contract	—	49,630	51,830	—	101,460
Depreciation and amortization	—	1,954	1,051	—	3,005
General and administrative	2,660	8,030	5,038	(5,321)	10,407

	2,660	59,614	57,919	(5,321)	114,872

Operating loss	(2,660)	(1,474)	(3,152)	—	(7,286)

Other income (expense):
Equity in loss of consolidated subsidiaries	(570)	—	—	570	—
Interest — net	(1,363)	(148)	(125)	—	(1,636)
Other — net	—	177	(51)	—	126

Income (loss) from continuing operations before income taxes	(4,593)	(1,445)	(3,328)	570	(8,796)
Benefit for income taxes	—	(51)	(204)	—	(255)

Net income (loss) from continuing operations	(4,593)	(1,394)	(3,124)	570	(8,541)
Income from discontinued operations, net of provision for income taxes	—	1,704	2,244	—	3,948

Net income (loss)	$(4,593)	$310	$(880)	$570	$(4,593)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2007
		WUSAI
	Parent	(Guarantor)	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities of continuing operations	$(4,689)	$(4,303)	$1,652	$—	$(7,340)
Net cash used in operating activities of discontinued operations	(2,310)	(894)	(6,446)	—	(9,650)

Cash used in operating activities	(6,999)	(5,197)	(4,794)	—	(16,990)
Cash flows from investing activities:
Proceeds from sale of discontinued operations, net	130,568	—	—	—	130,568
Proceeds from sale of property, plant and equipment	—	—	46	—	46
Purchases of property, plant and equipment	—	(297)	(1,529)	—	(1,826)

Cash provided by (used in) investing activities of continuing operations	130,568	(297)	(1,483)	—	128,788
Cash provided by investing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) investing activities	130,568	(297)	(1,483)	—	128,788
Cash flows from financing activities:
Proceeds from issuance of common stock, net	510	—	—	—	510
Repayment of bank and other debt	—	(3,247)	(14)	—	(3,261)
Payments on capital leases	—	(676)	—	—	(676)
Costs of debt issuance and other	(508)	(250)	—	—	(758)
Advances from (payments to) parent/affiliates	(17,141)	4,064	13,077	—	—

Cash provided by (used in) financing activities of continuing operations	(17,139)	(109)	13,063	—	(4,185)
Cash provided by financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(17,139)	(109)	13,063	—	(4,185)
Effect of exchange rate changes on cash and cash equivalents	—	—	183	—	183

Cash provided by (used in) all activities	$106,430	$(5,603)	$6,969	$—	$107,796

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)
Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2006
		WUSAI
	Parent	(Guarantor)	Non-Guarantors	Eliminations	Consolidated

Net cash flows provided by (used in) operating activities of continuing operations	$(2,526)	$4,332	$(3,540)	$—	$(1,734)
Net cash used in operating activities of discontinued operations	—	(1,571)	(25,713)	—	(27,284)

Cash provided by (used in) operating activities	(2,526)	2,761	(29,253)	—	(29,018)
Cash flows from investing activities:
(Purchase) disposal of property, plant and equipment	—	(4,432)	1,077	—	(3,355)
Proceeds from sale of discontinued operations	—	25,082	—	—	25,082
Increase in restricted cash	(4,064)	—	—	—	(4,064)

Cash provided by (used) in investing activities of continuing operations	(4,064)	20,650	1,077	—	17,663
Cash used in investing activities of discontinued operations	—	—	(2,150)	—	(2,150)

Cash used in investing activities	(4,064)	20,650	(1,073)	—	15,513
Cash flows from financing activities:
Proceeds from issuance of convertible debt	19,500	—	—	—	19,500
Proceeds from issuance of common stock	167	—	—	—	167
Advances from (repayments to) parent/affiliates	(9,259)	(20,120)	29,379	—	—
Repayment of bank and other debt	—	(1,711)	(1)	—	(1,712)
Costs of debt issuance and other	(3,374)	—	—	—	(3,374)

Cash provided by (used in) financing activities of continuing operations	7,034	(21,831)	29,378		14,581
Cash provided by financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	7,034	(21,831)	29,378	—	14,581
Effect of exchange rate changes on cash on cash and cash equivalents	—	—	40	—	40

Cash provided by (used in) all activities	$444	$1,580	$(908)	$—	$1,116

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three-month interim periods ended March 31, 2007 and 2006, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2006.
OVERVIEW
     We derive our revenue from engineering, construction, and engineering, procurement and construction (“EPC”) services provided to the oil, gas and power industries and government entities. Through the Company and our predecessors, we have provided services to customers in over 55 countries for almost 100 years. During the first quarter of 2007, we generated revenue from continuing operations primarily in the United States, Canada, and Oman. We obtain our work through competitive bidding and through negotiations with prospective clients. Contract values may range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
     Our strategy is to deploy our resources in markets for our engineering, construction and EPC services that can provide the highest risk adjusted return, while maintaining a balanced backlog with respect to commercial and political risks and market presence. Our overall strategy has not changed; however, as the fundamental drivers in different markets around the world change, our tactical approach is continuously adjusted and refined. Because of our ongoing evaluation of the Company’s operations and markets, we are employing a new set of tactics to optimize the risk-adjusted returns we seek. In late June 2006, this evaluation process resulted in our decision to sell our operations in Nigeria joining Venezuela and the TXP-4 Plant as the Company’s discontinued operations (“Discontinued Operations”). We concluded that the operating and commercial risks associated with doing business in Nigeria have exceeded our acceptable risk tolerance.
     On February 7, 2007, we sold our Nigeria operations through a share purchase agreement for a total consideration of $155,250. The sale of our Venezuela operations was completed during the fourth quarter of 2006. The sale of the TXP-4 Plant in Opal, Wyoming was completed in the first quarter of 2006. With our exit from Nigeria and Latin America, we can now refocus our attention and resources to North America and a few other selected international markets. We also expect to benefit from additional cost savings, which we can realize through a more opportunistic approach to our international business currently operating from our base in Oman where we are well positioned for project work in the Middle East and North Africa.
     We are actively engaged in identifying opportunities to reinvest the proceeds from the Nigeria sale to position the Company to take full advantage of the current positive business cycle in energy engineering and construction. Such opportunities include, but are not limited to, potential strategic acquisitions in markets for our engineering, construction and EPC services that will provide a high risk adjusted return. We are now focusing on how to participate in the more than 10,000 kilometers of new large diameter pipeline construction that is planned in Canada over the next few years.
     In conjunction with the sale of the Nigeria assets and operations the Company realigned its business segments and senior management team into three global functional segments – Construction, Engineering and EPC. Previously the Company was managed as a geographically focused organization, balanced fairly equally between the US & Canada and International segments prior to the classification of Nigeria and Venezuela operations as Discontinued Operations. The new organizational structure facilitates leveraging the Company’s expertise in each area globally and provides focus and visibility on the strategic EPC segment.
     We believe the fundamentals supporting the demand for engineering, construction and EPC services for the energy industry, particularly for pipeline services in North America, will continue to be strong for the next two to five years. Many positive developments reinforce our view. Capital spending for the exploration and production sector of the energy industry is expected to exceed $300 billion in 2007; this is a 9 percent increase over 2006. The oil sands region of western Canada forecasted capital expenditures on new bitumen production and processing facilities are expected to exceed $90 (C$100) billion through 2015, as production levels are increased from approximately one million barrels per day presently to more than three million barrels per day in 2015. In the United States, new gas production in the Rocky Mountain region has generated plans for gas pipelines to the West, Midwest and East Coast. Liquefied natural gas is also expected to bring more opportunities to Willbros, both in North America and in other producing/exporting countries.

     The engineering market in North America continues to be capacity constrained. We are selecting and accepting assignments that offer higher margins and better contract terms and position us for EPC assignments. Our engineering operations are currently at capacity, constrained by the availability of qualified personnel. We believe our locations in Tulsa, Oklahoma and Salt Lake City, Utah protect us to some degree from the high turnover of technical employees that is characteristic of the energy centers such as Houston, Texas. We have opened a new engineering office in Kansas City and are in the process of evaluating several foreign locations to expand our engineering resource base. We believe this high level of engineering activity is the precursor to higher levels of construction activity in North America.
     Our continuing operations backlog at March 31, 2007 is $648,289 and reflects continuing growth (7.6 percent increase) from the $602,272 backlog reported at December 31, 2006. More importantly, the composition of our backlog between fixed price contracts and cost reimbursable contracts is quickly shifting towards the lower risk cost reimbursable contracts. Cost reimbursable contracts comprised 67 percent of backlog at March 31, 2007 and 45 percent of backlog at December 31, 2006.
     Our discussions with potential customers and our recent awards regarding pipeline and station construction projects in North America, coupled with the increase in engineering assignments, reinforce our belief that our ability to obtain improved terms and conditions and better pricing will continue in 2007 and beyond. We believe customers recognize the imbalance in the supply and demand for pipeline engineering and construction, and will offer better terms and conditions, resulting in lower risk to us, to control pricing increases for our services and to ensure availability of our services.
     Demand in North America led the improvement in the risk adjusted backlog profile from continuing operations in the first quarter of 2007, and we believe the demand there will continue to be strong. We also expect our target international markets to continue to expand and exhibit strengthening demand as new energy infrastructure developments are contemplated in North Africa and the Middle East.
Discontinued Operations
     As discussed above we sold our Nigeria operations on February 7, 2007. Concurrent with the Nigeria sale, we entered into a two-year transition services agreement (the “TSA”) with the purchaser, Ascot Offshore Nigeria Limited (“Ascot”). We are primarily providing labor in the form of seconded employees to work under the direction of Ascot and equipment required to finish existing projects in Nigeria. Ascot has agreed to reimburse us for these transition services costs. From February 8, 2007 through March 31, 2007, these reimbursable costs totaled approximately $6,000. The after-tax residual net income from providing these transition services is $154, or approximately 2.5% of the incurred costs. Both the Company and Ascot are working to shift the transition services provided by us to direct services secured by Ascot.
     Discontinued Operations reported an $8,508 net loss or $0.33 loss per share for the quarter ended March 31, 2007. The operating results in Nigeria were negatively impacted by schedule delays; increasing costs related to labor, equipment, materials, and security; disputes with clients related to change orders, and the lack of revenue on certain projects due to force majeure. Additionally during the process of selling our Nigeria operations, we incurred costs to protect the value of our franchise in Nigeria by continuing to qualify for future projects and by maintaining a certain level of workforce. During the first quarter of 2007, Discontinued Operations consumed $9,650 of cash in its operating activities largely attributable to the net loss generated by the Company’s pre-sale Nigeria operations.
     Additional financial information on Discontinued Operations is provided in Note 3 – Discontinuance of Operations, Asset Disposal, and Transition Services Agreement in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
     The remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations refers only to continuing operations unless otherwise noted.

Significant Business Developments
     In February 2007, our North American pipeline construction unit was awarded a contract with Southeast Supply Header, LLC (“SESH”), a joint venture between subsidiaries of Spectra Energy Corp and CenterPoint Energy Inc., to construct approximately 190 miles of the SESH project, consisting of 42-inch and 36-inch diameter pipeline. SESH will begin near the Perryville Hub in northeast Louisiana and will interconnect with the Gulfstream Natural Gas System, L.L.C. pipeline in Mobile County, Alabama. Construction of the project is anticipated to begin in the fourth quarter of 2007 and to be completed in the summer of 2008.
Financial Summary
     For the quarter ended March 31, 2007, we incurred a net loss from continuing operations of $3,339 or $0.13 per share on revenue of $206,709. This compares to a net loss from continuing operations of $8,541 or $0.40 per share on revenue of $107,586 in the same quarter in 2006.
     Our first quarter 2007 revenue was up 92.1 percent from the same period in 2006, primarily driven by improving market conditions in the Construction segment. The revenue increase was primarily caused by two large U.S. construction projects that commenced in the fourth quarter of 2006 and were nearing completion at the end of the first quarter of 2007. See Note 7 – Segment Information in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding segment reporting.
     Contract income for the first quarter of 2007 increased $6,751 to $12,877 from $6,126 in the same period in 2006, and contract margin increased to 6.2 percent in 2007 from 5.7 percent in 2006. The contract income more than doubled because of increased revenue, as margins remained relatively consistent. Anticipated margin improvements in the first quarter of 2007 were not realized because of unexpected project delays and escalating costs caused by sustained inclement weather adversely affecting contract income for two large U.S. construction projects.
     General and Administrative (“G&A”) expense increased $1,018 to $11,425 in the first quarter of 2007 from $10,407 in the same period of 2006. The G&A expense increase is largely the result of supporting a 92.1 percent current year quarter versus prior year quarter increase in revenue. The first quarter of 2007 G&A expense as a percent of revenue was 5.5 percent, which represents a substantial reduction as compared to 9.7 percent in the same quarter of 2006.
     The Company recognized $255 of income tax expense on a loss for continuing operations of $3,339. This was an increase of $510 as compared to the first quarter of 2006. The increase is mainly due to more taxable income being generated in the United States, Canada and Oman.
     Due to corporate expenses occurring in Panama where no tax benefit is obtained, the Company incurred a tax expense on a loss from continuing operations. Permanent timing differences in the U.S. also contributed to a higher effective tax rate.
     Cash and cash equivalents increased $107,796 to $145,439 at March 31, 2007, from $37,643 at December 31, 2006. The increase resulted primarily from the cash generated from investing activities of $128,788 attributable to the sale of our Nigeria assets and operations. The cash increase was partially offset by cash consumed in operating activities of our Discontinued Operations of $9,650 and of continuing operations of $7,340.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     In our Annual Report on Form 10-K for the year ended December 31, 2006, we identified and disclosed our significant accounting policies. Other than the adoption, as of January 1, 2007, of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” SFAS No. 157, “Fair Value Measurements,” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the impact of which are discussed in Note 2 – New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q, there have been no changes to our significant accounting policies during the three months ended March 31, 2007.

OTHER FINANCIAL MEASURES
EBITDA
     We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA from continuing operations for the three months ended March 31, 2007 was $1,262 as compared to $(4,155) for the same period in 2006, a $5,417 improvement.
     A reconciliation of EBITDA from continuing operations to GAAP financial information follows:

	Three Months Ended March 31,
	2007	2006
Net loss from continuing operations	$(3,339)	$(8,541)
Interest, net	890	1,636
Provision (benefit) for income taxes	255	(255)
Depreciation and amortization	3,456	3,005

EBITDA from continuing operations	$1,262	$(4,155)

Backlog
     In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but capturing quality backlog with margins commensurate with the risks associated with a given project.
     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Backlog for continuing operations at March 31, 2007 and December 31, 2006 was $648,289 and $602,272, respectively, a 7.6 percent increase. The increase in backlog is primarily due to the award of the SESH contract, offset by backlog that was worked off during the first quarter. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in backlog. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.
     Backlog for Discontinued Operations was $406,780 at December 31, 2006, consisting of backlog related to our Nigeria operations that were sold in February 2007.
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
     Our ability to be successful in obtaining and executing contracts outside the U.S. can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Contract Revenue
     Contract revenue increased $99,123 (92.1%) to $206,709 primarily due to a significant increase in the Construction segment. A quarter-to-quarter comparison of revenue is as follows:

	Three Months Ended March 31,
				Percent
	2007	2006	Increase	Change
Construction	$170,705	$79,147	$91,558	115.7%
Engineering	19,655	15,481	4,174	27.0%
EPC	16,349	12,958	3,391	26.2%

Total	$206,709	$107,586	$99,123	92.1%

     Construction revenue increased $91,558 primarily due to two significant new large diameter pipeline projects in the U.S. which began in late 2006 and carried over into 2007. These two projects represented approximately $78,000 of U.S. construction’s $87,987 of first quarter of 2007 revenue.
     Engineering revenue increased $4,174 primarily as a result of higher demand for U.S. engineering services.
     EPC revenue increased $3,391 primarily due to significantly higher 2007 EPC project activity.
Contract Income
     Contract income increased $6,751 (110.2%) to $12,877 in the first quarter of 2007 as compared to the same quarter in 2006. A quarter-to-quarter comparison of contract income is as follows:

	Three Months Ended March 31,
		% of		% of		Percent
	2007	Revenue	2006	Revenue	Increase	Change
Construction	$5,701	3.3%	$2,439	3.1%	$3,262	133.7%
Engineering	4,066	20.7%	1,910	12.3%	2,156	112.9%
EPC	3,110	19.0%	1,777	13.7%	1,333	75.0%

Total	$12,877	6.2%	$6,126	5.7%	$6,751	110.2%

     Construction contract income increased $3,262 in the first quarter of 2007 as compared to the same quarter in 2006. Although margins remained nearly constant year-to-year, in the first quarter of 2006, 33.1 percent of revenue was for pass-through material purchases at lower margins than construction margins as compared to 4.2 percent for the same period in 2007. In the first quarter of 2007, contract income and margins were negatively impacted by sustained inclement weather that resulted in extensive delays and cost escalations on two major U.S. construction projects.
     Engineering contract income increased $2,156 during the first quarter of 2007 as compared to the same quarter in 2006. Contract income increased primarily as a result of significantly higher margins realized in 2007 on higher engineering revenues, both of which are attributable to significantly higher demand for engineering services.
     EPC contract income increased $1,333 as a result of the revenue increase at a higher aggregate margin of 19.0 percent versus 13.7 percent.
Other Operating Expenses
     Depreciation and amortization increased $451 (15.0%) to $3,456 in the first quarter of 2007 from $3,005 in the same quarter of last year primarily due to the conversion of existing construction equipment rental agreements to capital leases during the third quarter in 2006.

     G&A increased $1,018 (9.8%) to $11,425 in the first quarter of 2007 from $10,407 in the same quarter of last year. The increase consisted primarily of $508 for the commitment fee and amortization of costs associated with the 2006 Credit Facility, $199 for software licenses and other software related costs, and $307 for legal fees.
Non-Operating Items
     Interest – net expense decreased to $890 in the first quarter of 2007 from $1,636 in the same quarter last year due primarily to additional interest income generated by cash received from the sale of Nigeria.
     Other – net changed to an expense of $190 in the first quarter of 2007 from income of $126 in the same quarter of last year, an unfavorable variance of $316. This variance was caused principally by a $344 decrease in gains on sales and retirements of property, plant and equipment in 2007, partially offset by a $41 reduction in foreign exchange losses.
     Income Tax – the Company recognized $255 of income tax expense on a loss of $3,084 before income taxes in the three months ended March 31, 2007, a $510 increase in income tax expense as compared to the three months ended March 31, 2006, when a $255 tax benefit resulted from a loss of $8,796 before income taxes. The increase is mainly due to more taxable income being generated in the United States, Canada and Oman.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     During the first quarter in 2007, operating activities for continuing operations used $7,340 of cash compared to a use of $1,734 during the same quarter in 2006. This represents a decline in operating cash flows of $5,606 from 2006 to 2007. We believe that the proceeds from the sale of our Nigeria operations and the future cash flows from our continuing operations will be sufficient to finance working capital and capital expenditures for continuing operations and should give us the liquidity and flexibility to perform the increasing volume of projects we are currently pursuing or have in backlog. Capital expenditures for 2007 are expected to be in the range of $25,000 to $35,000.
Capital Requirements
     Our primary requirements for capital are to provide working capital for current projects; acquire, upgrade and maintain equipment; finance the possible acquisition of new businesses; finance the mobilization of employees and equipment to new projects; and establish a presence in countries where we perceive growth opportunities. Historically, we have met these capital requirements primarily from operating cash flows, borrowings under our credit facility, and debt and equity financings.
Working Capital
     Cash and cash equivalents increased $107,796 to $145,439 at March 31, 2007 from $37,643 at December 31, 2006. The increase resulted primarily from the cash generated from continuing operations investing activities of $128,788 attributable to the sale of our Nigeria operations. The increase was partially offset by cash consumed in operating activities of our Discontinued Operations of $9,650 and of continuing operations of $7,340.
     Working capital, excluding the net assets and liabilities of Discontinued Operations, increased $99,072 (168.7 percent) to $157,797 at March 31, 2007 from $58,725 at December 31, 2006. The increase was primarily attributable to an increase in cash of $107,796 and prepaid expenses of $11,161, partially offset by a decrease in accounts receivable of $15,936 and an increase in accounts payable of $8,251.
2006 Credit Facility
     On October 27, 2006, we concluded two financing transactions that were required to support our expected growth. Willbros USA, Inc., a wholly-owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility (the “2006 Credit Facility”) with a group of lenders led by Calyon New York Branch (“Calyon”). Concurrent with the creation of the 2006 Credit Facility, the predecessor 2004 Credit Facility was terminated and a total of $38,708 of outstanding letters of credit were reissued under the 2006 Credit Facility. At March 31, 2007, the 2006 Credit Facility had available capacity of $21,213. The Company may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with consent from Calyon. The Company currently has a commitment from Calyon, which expires August 7, 2007, to underwrite an increase to the 2006 Credit Facility by $25,000 subject to certain terms and conditions. The Company will increase the 2006 Credit Facility only if it has requirements to issue letters of credit in excess of $100,000. The 2006 Credit Agreement includes customary affirmative and negative covenants, such as limitations on the creation of certain new indebtedness and liens, restrictions on certain transactions and payments and maintenance of a maximum senior leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. The Company may not make any acquisitions involving cash consideration in excess of $5,000 in any 12-month period and $10,000 in the aggregate, without the approval of a majority of the lenders under the 2006 Credit Facility. Borrowings have not taken place, nor is it the Company’s present intent to use the 2006 Credit Facility for future borrowings. The 2006 Credit Facility was established primarily to provide a source for letters of credit. Unamortized costs associated with the creation of the 2006 Credit Facility of $2,045 are included in other assets at March 31, 2007, and are being amortized over the three-year term of the credit facility ending October 2009.
     As of March 31, 2007, there were no borrowings outstanding under the 2006 Credit Facility and there were $78,787 in outstanding letters of credit, consisting of $58,465 issued for projects in continuing operations and $20,322 issued for projects related to Discontinued Operations.
Private Placement
     On October 27, 2006, the Company sold 3,722,360 shares of its common stock in a private placement (the “Private Placement”). The selling price of $14.00 per share represented a discount of approximately 10 percent based on the Company’s closing stock price of $15.50 on October 24, 2006. Net proceeds after estimated transaction costs were $48,748. Net proceeds were used for general corporate purposes primarily to support the start-up of several new projects in the United States and Canada.
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
     The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 4,813,171 shares issuable at March 31, 2007), subject to adjustment in certain circumstances.
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
2004 Credit Facility
     On March 12, 2004, the existing $125,000 June 2002 credit agreement with Calyon was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility would have matured on March 12, 2007 but was replaced on October 27, 2006 by the 2006 Credit Facility (See “2006 Credit Facility” above). The 2004 Credit Facility was available for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings were limited to the lesser of 40 percent of the borrowing base or $30,000. Interest was payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. The 2004 Credit Facility was collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries, prohibited the payment of cash dividends and required the Company to maintain certain financial ratios. The borrowing base was calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed; property, plant and equipment, and spare parts.
     During the period from August 6, 2004 to August 18, 2006, the Company entered into various amendments and waivers to the 2004 Credit Facility with its syndicated bank group to waive non-compliance with certain financial and non-financial covenants. Among other things, the amendments provided that (1) certain financial covenants and reporting obligations were waived and/or modified to reflect the Company’s current and anticipated future operating performance, (2) the ultimate reduction of the facility to $50,000 with a letter of credit limit of $50,000 less the face amount of letters of credit issued prior to August 18, 2006, and required that each new letter of credit must be fully cash collateralized and that a letter of credit fee of 0.25 percent be paid for each cash collateralized letter of credit and (3) the Company maintain a minimum cash balance of $15,000. The Sixth Amendment expired on September 30, 2006, and availability under the 2004 Credit Facility was reduced to zero. On October 27, 2006, the 2004 Credit Facility was replaced with the 2006 Credit Facility.
     Additional information on the 2006 Credit Facility, the 6.5% Notes, the 2.75% Notes, the 2004 Credit Facility, and the Private Placement is available in Note 5 – Long-term Debt and Note 8 – Stockholders’ Equity, respectively in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Contractual Obligations
     As of March 31, 2007, we had $154,500 of outstanding debt related to the convertible notes. In addition, in 2006 and 2007, the Company entered into various capital leases of construction equipment and property with a value of $14,363. The Company also has a contractual requirement to pay a facility fee of 5 percent of aggregate commitments under the 2006 Credit Facility. The Company has acquired a note to finance insurance premiums in the amount of $10,051.
     Other contractual obligations and commercial commitments, as detailed in the Company’s annual report on Form 10-K for the year ended December 31, 2006, did not materially change except for payments made in the normal course of business.
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 2 – New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this report for a summary of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS
     This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
•	difficulties we may encounter in connection with the recently completed sale and disposition of our operations and assets in Nigeria, including without limitation, obtaining indemnification for any losses we may experience if claims are made against any corporate guarantees we provided or if calls are made against any letters of credit that were issued on our behalf and which will remain in place subsequent to the closing;

•	the consequences we may encounter if we were to enter into a criminal plea agreement or a deferred prosecution agreement, including the imposition of civil or criminal fines, penalties, monitoring arrangements, or other sanctions, including the loss of U.S. government contracts, that might be imposed as a result of government investigations;

•	the results of government investigations into our actions and the actions of our current and former officers and employees, including J. Kenneth Tillery, the former President of Willbros International, Inc.;

•	adverse results that we could suffer in civil litigation involving or arising from the actions of our former employees and officers;

•	the assertion by parties to contracts with us that the actions of our former officers and employees were improper which constitutes a breach of, or otherwise gives rise to claims under, contracts to which we are a party;

•	determination that the actions of our former employees caused us to breach our credit agreements or debt instruments, which could result in the lack of access to our credit facilities and the requirement to cash collateralize our existing letters of credit;

•	the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	curtailment of capital expenditures in the oil, gas, and power industries;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	cancellation of projects, in whole or in part;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to obtain adequate financing;

•	inability to obtain sufficient surety bonds or letters of credit;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in the effective tax rate in countries where our work will be performed;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	the occurrence of the risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, and in our other filings with the Securities and Exchange Commission from time to time; and

•	other factors, most of which are beyond our control.
     Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise. For a more complete description of the circumstances surrounding the actions of our current and former employees, see the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, beginning on page 27.
     Unless the context otherwise requires, all references in this Form 10-Q to “Willbros,” the “Company,” “we,” “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2007 and 2006 or during the three months then ended.
     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2007, due to the generally short maturities of these items. At March 31, 2007, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At March 31, 2007, none of our indebtedness was subject to variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES
     Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2007, the disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our filings with the Securities and Exchange Commission.
     Management’s previous conclusion that as of December 31, 2006, disclosure controls and procedures were not effective in alerting them on a timely basis to material information required to be included in our filings with the Securities and Exchange Commission was based solely on two material weaknesses in internal control over financial reporting, both of which related to our Nigeria operations which were discontinued in June 2006 and sold in February 2007. Management’s evaluation of disclosure controls and procedures as of December 31, 2006 did not identify any problems separate and apart from the material weaknesses in internal control over financial reporting as of that date that would have caused them to conclude that disclosure controls and procedures were ineffective at December 31, 2006. As we previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the material weaknesses described above were eliminated due to the sale of our Nigeria operations. Accordingly, based on the elimination of all remaining material weaknesses in internal control over financial reporting in February 2007 and the continued absence as of March 31, 2007 of any other weaknesses in disclosure controls and procedures, management concluded that as of March 31, 2007, our disclosure controls and procedures are effective.
     During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For information regarding legal proceedings, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006, and Notes 3 and 11 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 11 as to legal proceedings is incorporated by reference herein.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2007:

(d)
Maximum
					(c)	Number (or
					Total	Approximate
					Number	Dollar Value)
					Of Shares	Of Shares
					Purchased	That May
	(a)		(b)		As Part Of	Yet Be
	Total		Average		Publicly	Purchased
	Number		Price		Announced	Under the
	Of Shares		Paid Per		Plans or	Plans or
	Purchased		Share		Programs	Programs
January 1, 2007 – January 31, 2007	25,853	(1)	$19.09	(2)	—	—
February 1, 2007 – February 28, 2007	—		—		—	—
March 1, 2007 – March 31, 2007	—		—		—	—

Total	25,853		$19.09		—	—

1)	Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.

2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.
Item 3. Defaults upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders during the first quarter of 2007 through the solicitation of proxies or otherwise.
Item 5. Other Information
     Not applicable

Item 6. Exhibits
     Exhibits:
     The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.
10.1	Amendment Number 1 to Willbros Group, Inc. 2006 Director Restricted Stock Plan dated January 9, 2007 (filed as Exhibit 10.20 to our annual report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.2	Share Purchase Agreement by and between us and Ascot Offshore Nigeria Limited dated as of February 7, 2007 (filed as Exhibit 10.40 to our annual report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.3	Indemnity Agreement between and among us, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc (filed as Exhibit 10.41 to our annual report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.4	Management Incentive Compensation Program (filed as Exhibit 10.1 to our current report on Form 8-K dated March 1, 2007, filed March 7, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.
Date: May 9, 2007	By:	/s/ Van A. Welch
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

Exhibit
Number	Description
10.1	Amendment Number 1 to Willbros Group, Inc. 2006 Director Restricted Stock Plan dated January 9, 2007 (filed as Exhibit 10.20 to our annual report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.2	Share Purchase Agreement by and between us and Ascot Offshore Nigeria Limited dated as of February 7, 2007 (filed as Exhibit 10.40 to our annual report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.3	Indemnity Agreement between and among us, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc (filed as Exhibit 10.41 to our annual report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.4	Management Incentive Compensation Program (filed as Exhibit 10.1 to our current report on Form 8-K dated March 1, 2007, filed March 7, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.