Form 10-Q
period 2007-06-30
WILLBROS GROUP INC
filed 2007-08-09
CIK 895450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

(Former name, former address and former fiscal year, if changed since last report )
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of August 1, 2007 was 29,094,228.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2007

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$107,762	$37,643
Accounts receivable, net of allowance of $572 and $598	101,280	137,104
Contract cost and recognized income not yet billed	27,439	11,027
Prepaid expenses	12,184	17,299
Parts and supplies inventories	2,329	2,069
Other current assets	22,434	—
Assets of discontinued operations	12,738	294,192

Total current assets	286,166	499,334

Deferred tax assets	10,572	5,064
Property, plant and equipment, net of accumulated depreciation and amortization of $83,592 and $78,941	92,558	65,347
Goodwill	7,057	6,683
Other noncurrent assets	10,215	11,826

Total assets	$406,568	$588,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$13,828	$5,562
Accounts payable and accrued liabilities	138,280	122,352
Contract billings in excess of cost and recognized income	9,458	14,947
Accrued income taxes	4,954	3,556
Liabilities of discontinued operations	6,823	182,092

Total current liabilities	173,343	328,509

2.75% convertible senior notes	70,000	70,000
6.5% senior convertible notes	32,050	84,500
Long-term debt	25,588	7,077
Long-term liability for unrecognized tax benefits	6,798	—
Other noncurrent liabilities	237	237

Total liabilities	308,016	490,323

Contingencies and commitments (Note 11)

Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized; 29,234,588 shares issued (25,848,596 at December 31, 2006)	1,461	1,292
Capital in excess of par value	271,841	217,036
Accumulated deficit	(183,058)	(120,603)
Treasury stock at cost, 203,610 shares (167,844 at December 31, 2006)	(2,651)	(2,154)
Accumulated other comprehensive income	10,959	2,360

Total stockholders’ equity	98,552	97,931

Total liabilities and stockholders’ equity	$406,568	$588,254

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Contract revenue	$156,743	$119,128	$363,452	$226,715

Operating expenses:
Contract	137,869	105,747	331,701	207,210
Depreciation and amortization	4,310	2,924	7,766	5,915
General and administrative	13,422	11,636	24,847	22,041
Government fines and penalties	24,000	—	24,000	—

	179,601	120,307	388,314	235,166

Operating loss	(22,858)	(1,179)	(24,862)	(8,451)

Other income (expense):
Interest income	1,840	528	3,404	1,012
Interest expense	(2,027)	(2,315)	(4,481)	(4,435)
Other — net	(502)	(452)	(692)	(327)
Loss on early extinguishment of debt	(15,375)	—	(15,375)	—

	(16,064)	(2,239)	(17,144)	(3,750)

Loss from continuing operations before income taxes	(38,922)	(3,418)	(42,006)	(12,201)

Provision for income taxes	1,457	1,686	1,712	1,432

Net loss from continuing operations	(40,379)	(5,104)	(43,718)	(13,633)
Loss from discontinued operations net of provision for income taxes	(3,860)	(33,048)	(12,368)	(29,113)

Net loss	$(44,239)	$(38,152)	$(56,086)	$(42,746)

Basic loss per common share:
Loss from continuing operations	$(1.47)	$(0.24)	$(1.65)	$(0.63)
Loss from discontinued operations	(0.14)	(1.53)	(0.47)	(1.36)

Net loss	$(1.61)	$(1.77)	$(2.12)	$(1.99)

Diluted loss per common share:
Loss from continuing operations	$(1.47)	$(0.24)	$(1.65)	$(0.63)
Loss from discontinued operations	(0.14)	(1.53)	(0.47)	(1.36)

Net loss	$(1.61)	$(1.77)	$(2.12)	$(1.99)

Weighted average number of common shares outstanding:
Basic	27,515,593	21,538,964	26,505,438	21,442,247

Diluted	27,515,593	21,538,964	26,505,438	21,442,247

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

			Capital in				Accumulated
			Excess of				Other		Total
	Common Stock		Par		Accumulated	Treasury	Comprehensive		Stockholders'
	Shares	Par Value	Value		Deficit	Stock	Income		Equity

Balance, January 1, 2007	25,848,596	$1,292	$217,036		$(120,603)	$(2,154)	$2,360		$97,931
Cumulative effect of adoption of FIN 48	—	—	—		(6,369)	—	—		(6,369)

Balance January 1, 2007, as adjusted	25,848,596	1,292	217,036		(126,972)	(2,154)	2,360		91,562
Comprehensive loss:
Net loss	—	—	—		(56,086)	—	—		(56,086)
Realization of loss on sale of Nigeria assets and operations	—	—	—		—	—	3,773	(1)	3,773
Foreign currency translation adjustment	—	—	—		—	—	4,826		4,826

Total comprehensive loss									(47,487)
Deferred compensation	—	—	1,922		—	—	—		1,922
Restricted stock grants	345,577	17	(17)		—	—	—		—
Vesting of restricted stock rights	9,583	1	(1)		—	—	—		—
Additions to treasury stock, vesting restricted stock	—	—	—		—	(497)	—		(497)
Exercise of stock options	43,250	2	631		—	—	—		633
Stock issued on conversions of 6.5% senior convertible notes	2,987,582	149	52,301		—	—	—		52,450
Additional cost of private placement	—	—	(31	)(2)	—	—	—		(31)

Balance, June 30, 2007	29,234,588	$1,461	$271,841		$(183,058)	$(2,651)	$10,959		$98,552

(1)	Removal of previously recorded foreign currency translation adjustments associated with the Company’s Nigeria operations.

(2)	Private placement completed October 26, 2006.
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months
	Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(56,086)	$(42,746)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	12,368	29,113
Depreciation and amortization	7,766	5,915
Amortization of debt issue costs	1,007	737
Amortization of deferred compensation	1,922	1,868
Amortization of discount on notes receivable for stock purchases	—	(8)
Loss on early extinguishment of debt	15,375	—
Gain on sales of property, plant and equipment	(847)	(67)
Provision for bad debts	42	146
Deferred income tax provision	(5,511)	(1,396)
Changes in operating assets and liabilities:
Accounts receivable, net	36,312	(2,554)
Contract cost and recognized income not yet billed	(16,068)	(4,039)
Prepaid expenses	15,252	3,514
Parts and supplies inventories	(260)	436
Other noncurrent assets	(1,408)	204
Accounts payable and accrued liabilities	80	(2,449)
Accrued income taxes	1,127	251
Long-term liability for unrecognized tax benefits	429	—
Contract billings in excess of cost and recognized income	(5,494)	649

Cash provided by (used in) operating activities of continuing operations	6,006	(10,426)
Cash used in operating activities of discontinued operations	(16,219)	(41,866)

Cash used in operating activities	(10,213)	(52,292)
Cash flows from investing activities:
Proceeds from the sale of discontinued operations, net	130,568	25,082
Proceeds from sales of property, plant and equipment	1,428	1,226
Deposit for acquisition	(21,181)	—
Purchases of property, plant and equipment	(7,938)	(4,996)

Cash provided by investing activities of continuing operations	102,877	21,312
Cash used in investing activities of discontinued operations	—	(4,000)

Cash provided by investing activities	102,877	17,312
Cash flows from financing activities:
Proceeds from issuance of 6.5% senior convertible notes	—	19,500
Loss on early extinguishment of debt	(12,993)	—
Proceeds from issuance of common stock, net	602	2,226
Repayment of notes payable	(6,020)	(5,950)
Costs of debt issues	(286)	(3,776)
Acquisition of treasury stock	(497)	(428)
Repayments of long-term debt	—	(230)
Payments on capital leases	(2,898)	(161)

Cash provided by (used in) financing activities of continuing operations	(22,092)	11,181
Cash provided by financing activities of discontinued operations	—	—

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months
	Ended June 30,
	2007	2006
Cash provided by (used in) financing activities	(22,092)	11,181

Effect of exchange rate changes on cash and cash equivalents	$(453)	$(118)

Cash provided by (used in) all activities	70,119	(23,917)
Cash and cash equivalents, beginning of period	37,643	55,933

Cash and cash equivalents, end of period	$107,762	$32,016

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$4,038	$3,620
Cash paid for income taxes (including discontinued operations)	$5,782	$7,259

Supplemental non-cash investing and financing transactions (all related to continuing operations):
Prepaid insurance obtained by note payable	$10,051	$9,385
Note receivable obtained by sale of discontinued operations	$2,625	$—
Equipment obtained by capital leases	$25,125	$1,446
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. Basis of Presentation
     Willbros Group, Inc., a Republic of Panama corporation, and all of its majority-owned subsidiaries (the “Company”) provide construction, engineering, specialty services and development activities to the oil, gas and power industries and government entities. The Company’s principal markets for continuing operations are the United States, Canada, and the Middle East.
     The accompanying Condensed Consolidated Balance Sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the preceding unaudited interim Condensed Consolidated Financial Statements as of June 30, 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2006 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007, the results of operations and cash flows of the Company for all interim periods presented, and stockholders’ equity for the six months ended June 30, 2007. The results of operations and cash flows for the six months ended June 30, 2007 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
     As discussed in Note 3 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company sold its TXP-4 Plant on January 12, 2006, its Venezuelan operations and assets on August 17 and November 28, 2006, and its assets and operations in Nigeria on February 7, 2007. Accordingly, these Condensed Consolidated Financial Statements reflect these operations as discontinued operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.
     Certain prior period amounts have been reclassified to be consistent with current presentation.
     Cash and cash equivalents as of December 31, 2006 and June 30, 2007 includes $10,000 of cash required as a minimum balance as stipulated by the Company’s 2006 Credit Facility. See Note 5 — Long-term Debt.
     Other current assets as of June 30, 2007 represents a deposit for the acquisition of Midwest Management (1987), Limited (“Midwest”) of $22,434. See Note 13 — Subsequent Events.
     Inventories, consisting of parts and supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Parts and supplies inventories are evaluated at least annually and adjusted for excess quantities and obsolete items.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
2. New Accounting Pronouncements
     SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating what impact, if any, this statement will have on its consolidated financial statements.
     SFAS No. 159
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, this statement will have on its consolidated financial statements.
     FIN 48
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). The Company adopted FIN 48 on January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
     As a result of the implementation of FIN 48, the Company recognized a $6,369 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Effect of adopting FIN 48 at January 1, 2007	$6,369
Income tax liabilities recognized prior to adoption of FIN 48	158
Additions based on tax positions related to the current year	48
Additions for tax positions of prior years	223

Balance at June 30, 2007	$6,798

     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company has recognized interest and penalties in its cumulative adjustment to the beginning accumulated deficit in the amount of $568. During the six months ended June 30, 2007, the Company recognized $223 of interest and penalties in income tax expense primarily related to tax positions taken in prior years. Interest and penalties are included in the table above.
3. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement
     Strategic Decisions
     In 2006, the Company announced that it intended to sell the TXP-4 Plant, and its assets and operations in Venezuela and Nigeria, which led to their classification as discontinued operations (“Discontinued Operations”). The net assets and net liabilities related to the Discontinued Operations are shown on the Condensed Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”,

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
respectively. The results of the Discontinued Operations are shown on the Condensed Consolidated Statements of Operations as “Loss from discontinued operations, net of provision for income taxes” for all periods presented.
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
     Under the terms of the Agreement, Ascot paid the purchase price of $155,250 by making cash payments of $16,000 in December 2006, $134,000 on February 7, 2007, and $2,625 on February 12, 2007. The remaining balance of $2,625 is in the form of an interest-bearing note (the “Ascot Note”), which was due August 1, 2007 and as of the filing date, has not been collected. The Ascot Note is secured by the guarantee of Ascot’s parent company, Berkeley Group plc (“Berkeley”), a company organized under the laws of the Federal Republic of Nigeria. See additional comments below under the heading “Ascot Negotiations” regarding the collectibility of the Ascot Note. The total cost of the transaction, including the $10,500 buyout of the minority interests that were subsequently sold to Ascot as part of the sale transaction, is estimated to be approximately $16,000.
     In connection with the sale of its Nigeria assets and operations, the Company and its subsidiary Willbros International, Inc. (“WII”) entered into an indemnity agreement with Ascot and Berkeley (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley will indemnify the Company and WII for any obligations incurred by the Company or WII in connection with the parent company performance guarantees (the “Guarantees”) that the Company and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either the Company, WII or both are contractually obligated under the Guarantees to perform or cause to be performed work related to several ongoing projects in Nigeria. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate estimated cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33,157. The associated liability was included in the liabilities acquired by Ascot. No claims have been made against the Guarantees.
     At June 30, 2007, the Company had $20,322 of letters of credit outstanding associated with Discontinued Operations. At the time of the February 7, 2007 sale of the Nigeria assets and operations, in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), a liability was recognized for $1,575 related to the letters of credit. This liability will be released as the letters of credit are released or expire. In accordance with the Agreement, these letters of credit are backstopped by U.S. dollar denominated letters of credit issued by Intercontinental Bank Plc, a Nigerian bank. These backstop letters of credit provide security to the Company in the event any of the Company’s outstanding letters of credit are called. The letters of credit are scheduled to expire in the amount of $440 on December 19, 2007, $19,759 on August 31, 2008, and $123 on February 28, 2009.
     Transition Services Agreement (“TSA”)
     Concurrent with the Nigeria sale, we entered into a two-year TSA with the purchaser, Ascot. Under the agreement, we are primarily providing labor in the form of seconded employees to work under the direction of

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
Ascot along with specifically defined work orders for services generally covered in the transition services agreement. Ascot has agreed to reimburse us for these services. Through June 30, 2007, these reimbursable contract costs totaled approximately $16,590. The after-tax residual net loss from providing these transition services is $103, or less than 1% of the incurred costs for the six months ended June 30, 2007. Both the Company and Ascot are working to shift the transition services provided by us to direct services secured by Ascot. The Company is also negotiating the rental rates or purchase prices for Company owned equipment still being used by Ascot in Nigeria. The equipment provided under the TSA includes Company-owned property, plant, and equipment being used by Ascot in Nigeria with a net book value of $2,824 and an estimated fair value of between $10,000 and $13,000.
     Although the services provided under the TSA generate transactions between the Company and Ascot, the amounts are not considered to be significant. Additionally, the Company expects the level of support to decrease over the life of the TSA as the employees and services provided by Willbros shifts to direct employees and services secured by Ascot. The Company does not have the ability to significantly influence the operating or financial policies of Ascot. Under the provisions of Emerging Issues Task Force Issue 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), the Company has no significant continuing involvement in the operations of the former assets and operations owned in Nigeria. Accordingly, income generated by the TSA is shown, net of costs incurred, as a component of “Loss from discontinued operations, net of provision for income taxes” on the Condensed Consolidated Statement of Operations, and assets and liabilities are shown as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively, in the Condensed Consolidated Balance Sheets.
Ascot Negotiations
     Over the past several months, Ascot and the Company have been in negotiations (the “Negotiations”) concerning sale related items, primarily the working capital purchase price adjustment and various indemnifications. The Company has reached an agreement in principle with Ascot on these negotiations. Based on this agreement in principle as of June 30, 2007 the Company increased liabilities related to sale contingencies by $3,603 to $25,000. The Company has recognized a loss of $1,258 on the sale of the Company’s Nigeria assets and operations. The final gain or loss determination will be subject to the execution of the agreement in principle.
     The Company continues to negotiate with Ascot regarding Company owned equipment that is being provided to Ascot under the TSA. The Company and Ascot have agreed in principle to resolve this issue and both parties are working towards this resolution.
     A by-product of these Negotiations has been a delay in the payment of the invoices for services provided under the terms of the TSA. Ascot has unpaid invoices totaling $9,109 as of June 30, 2007. In addition to the unpaid TSA receivables, the $2,625 Ascot Note became due as of August 1, 2007 and has not been paid. As part of the agreement in principle the Company believes the receivables from Ascot, TSA receivable balance and the Ascot Note, will be brought current.
     Venezuela
     Business Disposal
     On November 28, 2006, the Company completed the sale of its assets and operations in Venezuela. The Company received total compensation of $7,000 in cash and $3,300 in the form of a commitment from the buyer, to be paid on or before December 4, 2013. The repayment commitment is limited to the Venezuelan operation’s 10 percent interest in the Harwat joint venture, which is to be paid to the Company by receipt of any distributions from Harwat to its joint interest venture partners. As of June 30, 2007, no distributions have been made. The Company estimates no gain or loss on the sale of its assets and operations in Venezuela.
     TXP-4 Plant
     Asset Disposal
     On January 12, 2006, the Company completed the sale of its TXP-4 Plant. The Company received cash payments of $27,944 for the sale and realized a gain of $1,342, net of taxes of $691, reflected as a component of the “Loss from discontinued operations, net of provision for income taxes” on the Condensed Consolidated Statement of Operations.
     In addition to the cash payments described above, Williams Field Services Company (“Williams”) agreed to pay the Company a portion of any recovery that Williams may obtain based on damages, loss or injury related to the TXP-4 Plant up to $3,400. This settlement is contingent upon Williams’ recovery from various third parties and is the only ongoing potential source of cash flows subsequent to the sale date. The timing and amount of any resolution to these claims cannot be estimated. No additional payments have been received.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Results of Discontinued Operations
     Condensed Statements of Operations of the Discontinued Operations are as follows:

	Three Months Ended June 30, 2007
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations

Contract revenue	$—	$10,719	$—	$—	$10,719

Operating expenses:
Contract	—	9,973	—	—	9,973
Depreciation and amortization	—	312	—	—	312
General and administrative	—	346	—	—	346

	—	10,631	—	—	10,631

Operating income	—	88	—	—	88
Other income (expense)	(3,603)	1	—	—	(3,602)

Income before income taxes	(3,603)	89	—	—	(3,514)
Provision for income taxes	—	346	—	—	346

Net loss	$(3,603)	$(257)	$—	$—	$(3,860)

	Three Months Ended June 30, 2006
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations

Contract revenue	$132,143	$—	$132	$—	$132,275

Operating expenses:
Contract	134,748	—	88	—	134,836
Depreciation and amortization	1,658	—	145	—	1,803
General and administrative	7,993	—	192	—	8,185

	144,399	—	425	—	144,824

Operating loss	(12,256)	—	(293)	—	(12,549)
Other income (expense)	(14,723)	—	79	—	(14,644)

Loss before income taxes	(26,979)	—	(214)	—	(27,193)
Provision for income taxes	5,720	—	135	—	5,855

Net loss	$(32,699)	$—	$(349)	$—	$(33,048)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

	Six Months Ended June 30, 2007
					Discontinued
	Nigeria (1)	Nigeria TSA	Venezuela	Opal TXP-4	Operations

Contract revenue	$30,046	$17,081	$—	$—	$47,127

Operating expenses:
Contract	34,360	15,837	—	—	50,197
Depreciation and amortization	—	312	—	—	312
General and administrative	3,472	441	—	—	3,913

	37,832	16,590	—	—	54,422

Operating income (loss)	(7,786)	491	—	—	(7,295)
Other income (expense)	(3,387)	1	—	—	(3,386)

Income (loss) before income taxes	(11,173)	492	—	—	(10,681)
Provision for income taxes	1,092	595	—	—	1,687

Net loss	$(12,265)	$(103)	$—	$—	$(12,368)

(1) Reflects operations through February 7, 2007

	Six Months Ended June 30, 2006
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations

Contract revenue	$272,971	$—	$214	$—	$273,185

Operating expenses:
Contract	260,054	—	448	—	260,502
Depreciation and amortization	3,608	—	378	—	3,986
General and administrative	13,155	—	276	—	13,431

	276,817	—	1,102	—	277,919

Operating loss	(3,846)	—	(888)	—	(4,734)
Other income (expense)	(14,500)	—	165	2,033	(12,302)

Income (loss) before income taxes	(18,346)	—	(723)	2,033	(17,036)
Provision for income taxes	11,243	—	143	691	12,077

Net income (loss)	$(29,589)	$—	$(866)	$1,342	$(29,113)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Financial Position of Discontinued Operations
     Condensed Consolidated Balance Sheets of the Discontinued Operations are as follows:

	June 30, 2007
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Current assets:
Cash and cash equivalents	$—	$126	$—	$—	$126
Accounts receivable, net	—	9,109	—	—	9,109
Prepaid expenses	—	1,704	—	—	1,704

Total current assets	—	10,939	—	—	10,939
Property, plant and equipment, net	—	1,241	—	—	1,241
Other noncurrent assets	—	558	—	—	558

Total assets	—	12,738	—	—	12,738
Current liabilities	—	6,823	—	—	6,823

Total current liabilities	—	6,823	—	—	6,823

Net assets of discontinued operations	$—	$5,915	$—	$—	$5,915

	December 31, 2006
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Current assets:
Cash and cash equivalents	$12,964	$—	$—	$—	$12,964
Restricted cash	36,683	—	—	—	36,683
Accounts receivable, net	76,673	—	—	—	76,673
Contract cost and recognized income not yet billed	79,364	—	—	—	79,364
Prepaid expenses	16,017	—	—	—	16,017
Parts and supplies inventories	21,645	—	—	—	21,645

Total current assets	243,346	—	—	—	243,346
Property, plant and equipment, net	50,723	—	—	—	50,723
Other noncurrent assets	123	—	—	—	123

Total assets	294,192	—	—	—	294,192
Current liabilities	148,135	—	—	—	148,135
Loss provision on contracts	33,957	—	—	—	33,957

Total current liabilities	182,092	—	—	—	182,092

Net assets of discontinued operations	$112,100	$—	$—	$—	$112,100

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Cash and Cash Equivalents
     Nigeria had restricted cash of $36,683 on December 31, 2006. The December 31, 2006 balance was in a consortium bank account that required the approval of the Company and its consortium partner to disburse funds. Additionally, cash and cash equivalents for Nigeria contained $9,482 at December 31, 2006, that was appropriated for use by specific projects.
     Parts and Supplies Inventories
     Nigeria had parts and supplies inventories of $21,645, net of reserves of $12,159, at December 31, 2006.
     Loss Provision on Contracts
     The Company had recognized $33,957 of estimated losses related to two projects in Nigeria as of December 31, 2006.
     Contingencies, Commitments and Other Circumstances
     At December 31, 2006, other noncurrent assets and accounts receivable of the Discontinued Operations include anticipated recoveries from insurance or third parties of $1,191, primarily related to the repair of pipelines.
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
     Contract cost and recognized income not yet billed, and contract billings in excess of cost and recognized income, as of June 30, 2007 and December 31, 2006 was as follows:

	June 30,	December 31,
	2007	2006

Contract cost and recognized income not yet billed	$27,439	$11,027
Contract billings in excess of cost and recognized income	(9,458)	(14,947)

	$17,981	$(3,920)

     Contract cost and recognized income not yet billed includes $19 and $1,191 at June 30, 2007, and December 31, 2006, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Long-term Debt
     Long-term debt as of June 30, 2007 and December 31, 2006 was as follows:

	June 30,	December 31,
	2007	2006

2.75% convertible senior notes	$70,000	$70,000
Capital lease obligations	34,248	11,601
6.5% senior convertible notes	32,050	84,500
Other obligations	122	51
2006 Credit Facility	—	—

Total debt	136,420	166,152
Less current portion	(8,782)	(4,575)

Long-term debt	$127,638	$161,577

2006 Credit Facility
     On October 27, 2006, Willbros USA, Inc., a wholly owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility (the “2006 Credit Facility”) with a group of lenders led by Calyon New York Branch (“Calyon”). The 2006 Credit Facility replaced the Company’s 2004 Credit Facility. The Company may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with Calyon’s consent. The Company had a commitment from Calyon, which expired August 7, 2007, to underwrite an increase to the 2006 Credit Facility by $25,000 subject to certain terms and conditions. The 2006 Credit Facility may be used for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings, which may be made up to $25,000 less the amount of any letter of credit advances or financial letters of credit, must be repaid at least once a year and no new revolving advances may be made for a period of 10 consecutive business days thereafter.
     Fees payable under the 2006 Credit Facility include a facility fee at a rate per annum equal to 5.0 percent of the 2006 Credit Facility capacity, payable quarterly in arrears (the facility fee will be reduced to 2.75 percent if the Company obtains a rating from S&P and Moody’s greater than B and B2, respectively), and a letter of credit fee equal to 0.125 percent per annum of aggregate commitments. Interest on any borrowings is payable quarterly in arrears at the adjusted base rate minus 1.00 percent or at a Eurodollar rate at the Company’s option. The 2006 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries. The Company may not make any acquisitions involving cash consideration in excess of $5,000 in any 12-month period, and $10,000 in the aggregate, without the approval of a majority of the lenders under the 2006 Credit Facility. On May 9, 2007, the Company received a consent to allow for the purchase of Midwest. See Note 13 — Subsequent Events. The 2006 Credit Facility contains a requirement for the maintenance of a $10,000 minimum cash balance, prohibits the payment of cash dividends and includes customary affirmative and negative covenants, such as limitations on the creation of certain new indebtedness and liens, restrictions on certain transactions and payments, maintenance of a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum tangible net worth requirement. A default may be triggered by events such as a failure to comply with financial covenants or other covenants, a failure to make payments when due, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings as defined by the 2006 Credit Facility. The 2006 Credit Facility is guaranteed by the Company and certain other subsidiaries. Unamortized costs associated with the creation of the 2006 Credit Facility total $1,832 and $1,986 and are included in other noncurrent assets at June 30, 2007 and December 31, 2006, respectively. Because the 2006 Credit Facility has only been used to provide letters of credit, these costs are being amortized to general and administrative expense over the three-year term of the credit facility ending October 2009.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Long -term Debt (continued)
     On May 9, 2007 the Company received consent under the 2006 Credit Facility for the cash acquisition of Midwest. This consent stipulates that the cash consideration should not exceed $C18,500 plus; actual working capital, working capital adjustment and reasonable fees and expenses incurred in connection with the acquisition of Midwest.
     On May 16, 2007, the Company entered into an amendment to allow for cash payments not to exceed $21,000 during the term of the 2006 Credit Facility with respect to fractional shares or as a part of a separately negotiated inducement to the holders’ of the 6.5% Senior Convertible Notes and 2.75% Convertible Senior Notes.
     As of June 30, 2007, there were no borrowings outstanding under the 2006 Credit Facility and there were $59,484 in outstanding letters of credit, consisting of $39,162 issued for projects in continuing operations and $20,322 issued for projects related to Discontinued Operations. As of December 31, 2006, there were no borrowings outstanding under the 2006 Credit Facility and there were $64,545 in outstanding letters of credit, consisting of $41,920 issued for projects in continuing operations and $22,625 issued for projects related to Discontinued Operations.
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
     Pursuant to the Purchase Agreement, the Company and WUSAI have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 1,825,589 shares at June 30, 2007), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15, and began on June 15, 2006.
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
     Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a default of $10,000 or more on any credit agreement, including the 2006 Credit Facility and the 2.75% Notes, a corresponding event of default would result under the 6.5% Notes.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Long-term Debt (continued)
     On May 18, 2007, the Company completed two transactions to induce conversion with two Purchasers of the 6.5% Notes. Under the conversion agreements, the Purchasers converted $36,250 in aggregate principal amount of the 6.5% Notes into 2,064,821 shares of the Company’s $0.05 par value common stock. As an inducement for the Purchasers to convert, the Company made aggregate cash payments to the Purchasers of $8,972, plus $1,001 in accrued interest for the current interest period. In connection with the induced conversion, the Company recorded a loss on early extinguishment of debt of $10,894. The loss on early extinguishment of debt is inclusive of the cash premium paid to induce conversion and $1,922 of unamortized debt costs.
     On May 29 and May 30, 2007, the Company completed two additional transactions to induce conversion with two Purchasers of the 6.5% Notes. Under the conversion agreements, the Purchasers converted $16,200 in aggregate principal amount of the 6.5% Notes into 922,761 shares of the Company’s common stock. As an inducement for the Purchasers to convert, the Company made aggregate cash payments to the Purchasers of $3,748, plus $480 in accrued interest for the current interest period. In connection with the induced conversion, the Company recorded a loss on early extinguishment of debt of $4,481. The loss on early extinguishment of debt is inclusive of the cash premium paid to induce conversion and the write-off of $733 of unamortized debt issue costs.
     As of June 30, 2007, $32,050 of aggregate principal amount of the 6.5% Notes remains outstanding. Unamortized debt issuance costs of $1,412 and $4,103 associated with the 6.5% Notes are included in other noncurrent assets at June 30, 2007 and December 31, 2006, respectively, and are being amortized over the seven-year period ending December 2012.
2.75% Convertible Senior Notes
     On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019, or upon a change of control related event. On March 15, 2011, or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at June 30, 2007 subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Long-term Debt (continued)
     The Indenture Amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10 percent or more of the consideration in the transaction consists of cash, to make a coupon make-whole payment equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013. Unamortized debt issue costs of $1,916 and $2,175 associated with the 2.75% Notes are included in other noncurrent assets at June 30, 2007 and December 31, 2006, respectively, and are being amortized over the seven-year period ending March 2011.
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
Capital Leases
     During the second quarter of 2007 the Company entered into multiple capital lease agreements to acquire construction equipment. These leases in aggregate added approximately $22,647, net, to the Company’s total capital lease obligation. In aggregate these leases have interest rates ranging from 6.80% to 8.95% and have an average term of 36 months.
     Assets held under capital leases at June 30, 2007 and December 31, 2006 are summarized below:

	June 30,	December 31,
	2007	2006

Construction equipment	$35,787	$10,662
Land and buildings	—	1,446
Furniture and office equipment	535	535

Total assets held under capital lease	36,322	12,643
Less accumulated amortization	(3,717)	(1,572)

Net assets under capital lease	$32,605	$11,071

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
     Basic and diluted loss from continuing operations per common share for the three and six months ended June 30, 2007 and 2006, are computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net loss from continuing operations applicable to common shares	$(40,379)	$(5,104)	$(43,718)	$(13,633)

Weighted average number of common shares outstanding for basic loss per share	27,515,593	21,538,964	26,505,438	21,442,247
Weighted average number of dilutive potential common shares outstanding	—	—	—	—

Weighted average number of common shares outstanding for diluted loss per share	27,515,593	21,538,964	26,505,438	21,442,247

Loss per common share from continuing operations:
Basic	$(1.47)	$(0.24)	$(1.65)	$(0.63)

Diluted	$(1.47)	$(0.24)	$(1.65)	$(0.63)

     The Company incurred net losses for the three months and six months ended June 30, 2007 and 2006 and has therefore excluded the securities listed below from the computation of diluted loss per share, as the effect would be anti-dilutive:

	Three and Six Months
	Ended June 30,
	2007	2006

2.75% Convertible senior notes	3,595,277	3,595,277
6.5% Senior convertible notes	1,825,589	4,813,171
Stock options	741,000	792,900
Warrants to purchase common stock	558,354	—
Restricted stock	514,815	238,000

	7,235,035	9,439,348

     In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, the 5,420,866 shares issuable upon conversion of both the 6.5% Notes and the 2.75% Notes will be included in diluted earnings per share if those securities are dilutive, regardless of whether the conversion prices of $19.47 and $17.56, respectively, have been met.

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
     The following tables reflect the Company’s reconciliation of segment operating results to the net loss in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006:
     For the three months ended June 30, 2007:

	Construction	Engineering	EPC	Corporate	Consolidated

Contract revenue	$111,949	$20,801	$23,993	$—	$156,743
Operating expenses:
Contract	99,558	14,543	23,768	—	137,869
Depreciation and amortization	3,790	190	330	—	4,310
General and administrative	9,696	2,251	1,475	—	13,422
Government fines and penalties	—	—	—	24,000	24,000

	113,044	16,984	25,573	24,000	179,601

Operating income (loss):	$(1,095)	$3,817	$(1,580)	$(24,000)	(22,858)

Interest and other income (expense), net					(16,064)
Provision for income taxes					1,457

Net loss from continuing operations					(40,379)
Net loss from discontinued operations, net of provision for income taxes					(3,860)

Net loss					$(44,239)

     For the three months ended June 30, 2006:

	Construction	Engineering	EPC	Corporate	Consolidated

Contract revenue	$87,235	$19,924	$11,969	$—	$119,128
Operating expenses:
Contract	78,551	15,734	11,462	—	105,747
Depreciation and amortization	2,033	210	681	—	2,924
General and administrative	8,855	2,343	438	—	11,636

	89,439	18,287	12,581	—	120,307

Operating income (loss):	$(2,204)	$1,637	$(612)	$—	(1,179)

Interest and other income (expense), net					(2,239)
Provision for income taxes					1,686

Net loss from continuing operations					(5,104)
Net loss from discontinued operations, net of provision for income taxes					(33,048)

Net loss					$(38,152)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Segment Information (continued)
     For the six months ended June 30, 2007:

	Construction	Engineering	EPC	Corporate	Consolidated

Contract revenue	$282,654	$40,456	$40,342	$—	$363,452
Operating expenses:
Contract	264,562	30,132	37,007	—	331,701
Depreciation and amortization	6,633	341	792	—	7,766
General and administrative	18,867	3,714	2,266	—	24,847
Government fines and penalties	—	—	—	24,000	24,000

	290,062	34,187	40,065	24,000	388,314

Operating income (loss):	$(7,408)	$6,269	$277	$(24,000)	(24,862)

Interest and other income (expense), net					(17,144)
Provision for income taxes					1,712

Net loss from continuing operations					(43,718)
Net loss from discontinued operations, net of provision for income taxes					(12,368)

Net loss					$(56,086)

     For the six months ended June 30, 2006:

	Construction	Engineering	EPC	Corporate	Consolidated

Contract revenue	$166,383	$35,405	$24,927	$—	$226,715
Operating expenses:
Contract	155,260	29,306	22,644	—	207,210
Depreciation and amortization	4,125	442	1,348	—	5,915
General and administrative	16,911	4,246	884	—	22,041

	176,296	33,994	24,876	—	235,166

Operating income (loss):	$(9,913)	$1,411	$51	$—	(8,451)

Interest and other income (expense), net					(3,750)
Provision for income taxes					1,432

Net loss from continuing operations					(13,633)
Net loss from discontinued operations, net of provision for income taxes					(29,113)

Net loss					$(42,746)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Segment Information (continued)
     Total assets by segment as of June 30, 2007 and December 31, 2006 are presented below:

	June 30,	December 31,
	2007	2006
Construction	$223,507	$196,166
Engineering	14,878	15,346
EPC	20,655	15,170
Corporate	134,790	67,380

Total segment assets	$393,830	$294,062

8. Stockholders’ Equity
     The information contained in this note pertains to continuing and discontinued operations.
Stock Ownership Plans
     During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan and the Director Plan was increased to 4,075,000 and 225,000, respectively, by stockholder approval. The Director Plan expired August 16, 2006. In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock to non-employee directors.
     Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan are fully vested. Restricted stock granted under the 2006 Director Plan vests one year after the date of grant. At June 30, 2007, the 1996 Plan had 471,110 shares and the 2006 Director Plan had 32,791 shares available for grant. Of the shares available at June 30, 2007, 250,000 shares in the 1996 Stock Plan are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. During the six months ended June 30, 2007 and 2006, $16 and $0 of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”) using the modified prospective application method. Under this method, compensation cost recognized in the three and six months ended June 30, 2007 and 2006, includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Stockholders’ Equity (continued)
     Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Recognition of share-based compensation related to RSU’s was not impacted by the adoption of SFAS No. 123R. Expense from both stock options and RSU’s totaled $1,922 and $1,868, respectively, for the six months ended June 30, 2007 and 2006 and $935 and $1,004, respectively, for the three months ended June 30, 2007 and 2006. The Company had no tax benefits related to either stock options or RSU’s during the three and six months ended June 30, 2007 and 2006.
     The fair values of options granted during the six months ended June 30, 2007 and 2006, were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six Months Ended
June 30,
2006

Weighted average grant date fair value	$6.69
Weighted average assumptions used:
Expected volatility	45.10%
Expected lives	3.46 yrs
Risk-free interest rates	4.30%
Expected dividend yield	0.00%
     No options were granted during the six months ended June 30, 2007. Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s historical share option exercise experience. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues, with a remaining term equal to the expected life of the options.
     Stock option activity for the six months ended June 30, 2007 consists of:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at January 1, 2007	806,750	$13.46
Granted	—	—
Exercised	43,250	14.59
Forfeited	22,500	8.09

Outstanding at June 30, 2007	741,000	$13.55

Exercisable at June 30, 2007	564,333	$12.33

     As of June 30, 2007, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $11,951 and $9,789, respectively. The weighted average remaining contractual term of outstanding options is 5.85 years and the weighted average remaining contractual term of the exercisable options is 4.88 years at June 30, 2007. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $344 and $2,174, respectively. There was no tax benefit realized related to those exercises.
     The total fair value of options vested during the six months ended June 30, 2007 and 2006 was $141 and $26, respectively, and $0 and $26 during the three months ended June 30, 2007 and 2006, respectively.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Stockholders’ Equity (continued)
     The Company’s non-vested options at June 30, 2007 and the changes in non-vested options during the six months ended June 30, 2007 are as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested, January 1, 2007	202,500	$6.40
Granted	—	—
Vested	25,833	5.47
Forfeited or expired	—	—

Nonvested, June 30, 2007	176,667	$6.53

     The Company’s RSU activity and related information for the six months ended June 30, 2007 consist of:

		Weighted
		Average
	Number of	Grant-Date
	RSU's	Fair Value

Outstanding at January 1, 2007	300,116	$17.85
Granted	392,485	21.15
Vested	104,836	17.59
Forfeited	9,750	19.74

Outstanding June 30, 2007	578,015	$20.11

     The RSU’s outstanding at June 30, 2007 exclude 225,000 RSU’s having a weighted average grant-date fair value of $21.27, which are vested but have a deferred share issuance date. The total fair value of RSU’s vested during the six months ended June 30, 2007 and 2006 was $1,844 and $2,560, respectively.
     As of June 30, 2007, there was a total of $10,123 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Warrants to Purchase Common Stock
     On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. At June 30, 2007, all warrants to purchase common stock remained outstanding.
Induced Conversion of 6.5% Notes
     During the second quarter of 2007, the Company induced conversion and entered into conversion agreements with four purchasers of the 6.5% Notes. The purchasers converted an amount of $52,450 of aggregate principal that resulted in the issuance of 2,987,582 shares of the Company’s common stock, $.05 par value.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
9. Income Taxes
     The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company records the tax provision based on actual current financial results for the period ended.
     During the three and six months ended June 30, 2007, the Company recorded an income tax provision of $1,457 and $1,712, respectively, on losses before income taxes from continuing operations of $38,922 and $42,006. During the three and six months ended June 30, 2006, the Company recorded an income tax provision of $1,686 and $1,432, respectively, on losses before income taxes on continuing operations of $3,418 and $12,201. The circumstances that gave rise to the Company recording provisions for income taxes for the three and six months ended June 30, 2007 and 2006, were primarily due to taxable income being generated in Oman and Canada, and the Company having incurred non-deductible expenses in Panama, where the Company is domiciled.
10. Foreign Exchange Risk
     The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2007 or December 31, 2006.
11. Contingencies, Commitments and Other Circumstances
     Government Investigations
     On January 6, 2005, J. Kenneth Tillery, then President of Willbros International, Inc. (“WII”), who was principally responsible for international operations, including Bolivian operations, resigned from the Company. Following Mr. Tillery’s resignation, the Audit Committee, working with independent outside legal counsel and forensic accountants retained by such legal counsel, commenced an independent investigation into the circumstances surrounding a Bolivian tax assessment and the actions of Mr. Tillery in other international locations. The Audit Committee’s investigation identified payments that were made by or at the direction of Mr. Tillery in Bolivia, Nigeria and Ecuador, which may have been in violation of the United States Foreign Corrupt Practices Act (“FCPA”) and other United States laws. The investigation also revealed that Mr. Tillery authorized numerous transactions between Company subsidiaries and entities in which he apparently held an ownership interest or exercised significant control. In addition, the Company has learned that certain acts carried out by Mr. Tillery and others acting under his direction with respect to a bid for work in Sudan may constitute facilitation efforts prohibited by U.S. law, a violation of U.S. trade sanctions, and the unauthorized export of technical information.
     The United States Securities and Exchange Commission (“SEC”) is conducting an investigation into whether the Company and others may have violated various provisions of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). The United States Department of Justice (“DOJ”) is investigating violations of the FCPA and other applicable laws. In addition, the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”) is investigating the potentially improper facilitation and export activities.
     The Company is cooperating fully with each of these investigations. If the Company or one of its subsidiaries is found to have violated the FCPA, that entity could be subject to civil penalties of up to $650 per violation and criminal penalties of up to the greater of $2,000 per violation or twice the gross pecuniary gain resulting from the improper conduct. If the Company or one of its subsidiaries is found to have violated trade sanctions or U.S. export restrictions, that entity could be subject to civil penalties of up to $11 per violation and criminal penalties of up to $250 per violation. There may be other penalties that could apply under other U.S. laws or the laws of

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
11. Contingencies, Commitments and Other Circumstances (continued)
foreign jurisdictions. While the consequences of the DOJ and SEC investigations on the Company and its subsidiaries are uncertain, the possible consequences include, but are not limited to, debarment from participating in future U.S. government contracts and from participating in certain U.S. export transactions, default of existing credit facilities, restricted access to capital markets and insurance and harm to existing and future commercial relationships. The Company cannot predict the outcome of the investigations being conducted by the SEC and the DOJ, including the Company’s exposure to civil or criminal fines or penalties, or other regulatory action, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company’s ability to obtain and retain business and to collect outstanding receivables in current or future operating locations could be negatively affected.
     Government Fines and Penalties
     As previously disclosed, the Company is under investigation by the Department of Justice (“DOJ”) concerning possible violations of the Foreign Corrupt Practices Act and the Securities and Exchange Commission (“SEC”) for possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. The Company is currently engaged in preliminary settlement discussions with both the DOJ and the SEC relating to their investigations. There can be no assurance as to the type and number of charges against the Company in any final resolution of these investigations, nor can there be any assurance regarding the amount of the ultimate payments, including fines and penalties, that may be imposed. Although these discussions are still preliminary, the Company recorded a charge of $24,000 ($0.87 and $0.91 per basic and diluted share for the three months and six months ended June 30, 2007, respectively) in the second quarter of 2007. This charge represents the Company’s best estimate of the payments necessary to resolve the government investigations. The Company may be required to record an additional provision or reduce this provision if the actual settlement amount of these matters differs from the current provision. The Company anticipates that, the terms for these payments will not materially impact the Company’s working capital position or otherwise negatively impact its compliance with debt covenants and other contractual commitments. Although the Company believes that it is moving towards a final resolution of both investigations, it is not possible to predict definitively when final resolution will occur.
     In addition, we previously disclosed that the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”) was investigating allegations of violations of the Sudanese Sanctions Regulations occurring during October 2003. We voluntarily reported this matter to OFAC and also have reported to OFAC corrective measures and improvements to our OFAC compliance program. OFAC and Willbros USA, Inc. have agreed in principle to settle the allegations pursuant to which we will pay a total of $6.6 as a civil penalty.
     Class-action Lawsuit
     On May 18, 2005, a securities class-action lawsuit, captioned Legion Partners, LLP v. Willbros Group, Inc. et al., was filed in the United States District Court for the Southern District of Texas against the Company and certain of its present and former officers and directors. Thereafter, three nearly identical lawsuits were filed. Plaintiffs purported to represent a class composed of all persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive. The complaint sought unspecified monetary damages and other relief. WGI filed a motion to dismiss the complaint on March 9, 2006, and briefing on that motion was completed on June 14, 2006. While the motion to dismiss was pending, WGI reached a settlement in principle with the Lead Plaintiff and the parties signed a Memorandum of Understanding (“Settlement”). The Settlement provides for a payment of $10,500 to resolve all claims against all defendants. On February 15, 2007, the U.S. District Court for the Southern District of Texas issued an Order approving the Settlement. The Order dismissed with prejudice all claims against all defendants. No members of the settlement class exercised their right to be excluded from or object to the final settlement, which was funded by the Company’s insurance carrier. The Court’s Order ends the class action litigation.
     Other Circumstances
     Operations outside the United States may be subject to certain risks, which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that would have a material effect on the financial statements, and have not been provided for in the accompanying condensed consolidated financial statements.
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
     Certain post-contract completion audits and reviews are periodically conducted by clients and/or government entities. While there can be no assurance that claims will not be received as a result of such audits and reviews, management does not believe a legitimate basis exists for any material claims. At present, it is not possible for management to estimate the likelihood of such claims being asserted or, if asserted, the amount or nature or ultimate disposition thereof.
     Commitments
     From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to provide letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2007, the Company had approximately $44,060 of letters of credit related to continuing operations and $20,322 of letters of credit related to Discontinued Operations in Nigeria. Additionally, the Company had $191,422 of surety bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make. In conjunction with the February 7, 2007 sale of the Company’s Nigeria assets and operations, $20,322 of letters of credit have been fully reserved as of June 30, 2007. See Note 3 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for additional information. As of June 30, 2007, no other liability has been recognized for letters of credit and surety bonds.
     In connection with the private placement of the 6.5% Notes on December 23, 2005, the Company entered into a Registration Rights Agreement with the Purchasers. The Registration Rights Agreement required the Company to file a registration statement with respect to the resale of the shares of the Company’s common stock issuable upon conversion of the 6.5% Notes no later than June 30, 2006 and to use its best efforts to cause such registration statement to be declared effective no later than December 31, 2006. The Company is also required to keep the registration statement effective after December 31, 2006. In the event, the Company is unable to satisfy its obligations under the Registration Rights Agreement, the Company will owe additional interest to the holders of the 6.5% Notes at a rate per annum equal to 0.5 per cent of the principal amount of the 6.5% Notes for the first 90 days and 1.0 percent per annum from and after the 91st day following such event. The additional penalty interest, if incurred, is payable in conjunction with the scheduled semi-annual interest payments on June 15 and December 15 as set forth in the Registration Rights Agreement. The Company filed the registration statement on June 30, 2006 and it was declared effective on January 18, 2007 by the SEC. The Company paid an additional $22 of penalty interest to the holders of the 6.5% Notes as a result of the registration having been declared effective after December 31, 2006.
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
     On March 14, 2007, in connection with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company suspended the use of the registration statement. On March 30, 2007, the Company filed a post-effective amendment to the registration statement to incorporate by reference the 2006 Form 10-K. The post-effective amendment was declared effective on May 4, 2007. The Company was required to make registration delay payments equal to 1.25 percent of the purchase price for the shares and warrants sold in the private placement. The first such payment was owing as of April 3, 2007 and paid as of April 30, 2007. Thereafter, the penalty continued to accrue based on 1.25 percent of the purchase price beginning on April 3, 2007, the day after the date on which a 20-day grace period expired, and for each 30-day period thereafter (prorated for any partial 30-day period) and ending on the effective date of the post-effective amendment. The Company paid $997 of registration delay payments subsequent to March 31, 2007 for the period in which the use of the registration statement was suspended until the suspension was lifted on May 4, 2007.
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
12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements
     Set forth below are the condensed consolidating financial statements of: (a) Willbros Group, Inc. (“WGI”), (b) Willbros USA, Inc. (“WUSAI”), which is a guarantor of the 6.5% Notes, and (c) all other direct and indirect subsidiaries, including the Discontinued Operations in Nigeria and Venezuela, which are not guarantors of the 6.5% Notes. There are currently no restrictions on the ability of WUSAI to transfer funds to WGI in the form of cash dividends or advances. Under the terms of the Indenture for the 6.5% Notes, WUSAI may not sell or otherwise dispose of all or substantially all of its assets, or merge with or into another entity, other than the Company, unless no default exists under the Indenture and the acquirer assumes all obligations of WUSAI under the Indenture. WGI is a holding company with no significant operations, other than through its subsidiaries.
     The Condensed Consolidating Financial Statements present investments in subsidiaries using the equity method of accounting.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)
June 30, 2007 and December 31, 2006
Willbros Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

	June 30, 2007
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$57,540	$15,064	$35,158	$—	$107,762
Accounts receivable, net	2,665	46,760	51,855	—	101,280
Contract cost and recognized income not yet billed	—	13,094	14,345	—	27,439
Prepaid expenses	7	11,378	799	—	12,184
Parts and supplies inventories	—	560	1,769	—	2,329
Other current assets	—	—	22,434	—	22,434
Assets of discontinued operations	—	—	12,738	—	12,738
Receivables from affiliated companies	267,195	—	—	(267,195)	—

Total current assets	327,407	86,856	139,098	(267,195)	286,166
Deferred tax assets	—	10,608	(36)	—	10,572
Property, plant and equipment, net	—	53,423	39,135	—	92,558
Investment in subsidiaries	(78,359)	—	—	78,359	—
Other noncurrent assets	3,328	10,441	3,503	—	17,272

Total assets	$252,376	$161,328	$181,700	$(188,836)	$406,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long- term debt	$—	$12,079	$1,749	$—	$13,828
Accounts payable and accrued liabilities	51,774	41,583	44,923	—	138,280
Contract billings in excess of cost and recognized income	—	9,458	—	—	9,458
Accrued income taxes	—	1,001	3,953	—	4,954
Liabilities of discontinued operations	—	—	11,885	(5,062)	6,823
Payables to affiliated companies	—	46,728	215,405	(262,133)	—

Total current liabilities	51,744	110,849	277,915	(267,195)	173,343
Long-term debt	102,050	21,722	3,866	—	127,638
Long-term liability for unrecognized tax benefits	—	2,899	3,899	—	6,798
Other liabilities	—	—	237	—	237

Total liabilities	153,824	135,470	285,917	(267,195)	308,016
Stockholders’ equity:
Common stock	1,461	8	32	(40)	1,461
Capital in excess of par value	271,841	89,156	8,526	(97,682)	271,841
Accumulated deficit	(183,058)	(63,306)	(120,661)	183,967	(183,058)
Other stockholders’ equity components	8,308	—	7,886	(7,886)	8,308

Total stockholders’ equity	98,552	25,858	(104,217)	78,359	98,552

Total liabilities and stockholders’ equity	$252,376	$161,328	$181,700	$(188,836)	$406,568

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Balance Sheets

	December 31, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,776	$4,895	$7,972	$—	$37,643
Accounts receivable, net	32	81,004	56,068	—	137,104
Contract cost and recognized income not yet billed	—	2,225	8,802	—	11,027
Prepaid expenses	3	16,092	1,204	—	17,299
Parts and supplies inventories	—	560	1,509	—	2,069
Assets of discontinued operations	—	—	294,192	—	294,192
Receivables from affiliated companies	280,853	—	—	(280,853)	—

Total current assets	305,664	104,776	369,747	(280,853)	499,334
Deferred tax assets	—	5,144	(80)	—	5,064
Property, plant and equipment, net	—	33,115	32,232	—	65,347
Investment in subsidiaries	(42,228)	—	—	42,228	—
Other noncurrent assets	6,344	5,007	7,158	—	18,509

Total assets	$269,780	$148,042	$409,057	$(238,625)	$588,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$4,382	$1,180	$—	$5,562
Accounts payable and accrued liabilities	17,349	63,120	41,883	—	122,352
Contract billings in excess of cost and recognized income	—	14,779	168	—	14,947
Accrued income taxes	—	1,657	1,899	—	3,556
Liabilities of discontinued operations	—	—	353,980	(171,888)	182,092
Payables to affiliated companies	—	22,923	86,042	(108,965)	—

Total current liabilities	17,349	106,861	485,152	(280,853)	328,509
Long-term debt	154,500	7,077	—	—	161,577
Other noncurrent liabilities	—	—	237	—	237

Total liabilities	171,849	113,938	485,389	(280,853)	490,323
Stockholders’ equity:
Common stock	1,292	8	32	(40)	1,292
Capital in excess of par value	217,036	89,156	8,526	(97,682)	217,036
Accumulated deficit	(120,603)	(55,060)	(84,177)	139,237	(120,603)
Other stockholders’ equity components	206	—	(713)	713	206

Total stockholders’ equity	97,931	34,104	(76,332)	42,228	97,931

Total liabilities and stockholders’ equity	$269,780	$148,042	$409,057	$(238,625)	$588,254

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2007
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$90,235	$73,951	$(7,443)	$156,743
Operating expenses:
Contract	—	75,498	62,371	—	137,869
Depreciation and amortization	—	2,951	1,359	—	4,310
General and administrative	39	16,179	4,647	(7,443)	13,422
Government fines and penalties	24,000	—	—	—	24,000

	24,039	94,628	68,377	(7,443)	179,601

Operating income (loss)	(24,039)	(4,393)	5,574	—	(22,858)
Other income (expense):
Equity in income of consolidated subsidiaries	270	—	—	(270)	—
Interest — net	(487)	143	157	—	(187)
Other — net	(16,380)	816	(313)	—	(15,877)

Income (loss) from continuing operations before income taxes	(40,636)	(3,434)	5,418	(270)	(38,922)
Provision (benefit) for income taxes	—	(1,465)	2,922	—	1,457

Income (loss) from continuing operations	(40,636)	(1,969)	2,496	(270)	(40,379)
Income (loss) from discontinued operations net of provision for income taxes	(3,603)	278	(535)	—	(3,860)

Net income (loss)	$(44,239)	$(1,691)	$1,961	$(270)	$(44,239)

	Three Months Ended June 30, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$70,169	$48,959	$—	$119,128
Operating expenses:
Contract	—	62,781	42,966	—	105,747
Depreciation and amortization	—	1,740	1,184	—	2,924
General and administrative	2,711	4,821	4,104	—	11,636

	2,711	69,342	48,254	—	120,307

Operating income (loss)	(2,711)	827	705	—	(1,179)
Other income (expense):
Equity in loss of consolidated subsidiaries	(33,983)	—	—	33,983	—
Interest — net	(1,457)	(214)	(116)	—	(1,787)
Other — net	(1)	(173)	(278)	—	(452)

Income (loss) from continuing operations before income taxes	(38,152)	440	311	33,983	(3,418)
Provision for income taxes	—	1,062	624	—	1,686

Loss from continuing operations	(38,152)	(622)	(313)	33,983	(5,104)
Income (loss) from discontinued operations net of provision for income taxes	—	665	(33,713)	—	(33,048)

Net income (loss)	$(38,152)	$43	$(34,026)	$33,983	$(38,152)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2007
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$239,317	$141,763	$(17,628)	$363,452
Operating expenses:
Contract	—	209,866	121,835	—	331,701
Depreciation and amortization	—	5,278	2,488	—	7,766
General and administrative	1,641	32,579	8,255	(17,628)	24,847
Government fines and penalties	24,000	—	—	—	24,000

	25,641	247,723	132,578	(17,628)	388,314

Operating income (loss)	(25,641)	(8,406)	9,185	—	(24,862)
Other income (expense):
Equity in loss of consolidated subsidiaries	(9,030)	—	—	9,030	—
Interest — net	(1,468)	46	345	—	(1,077)
Other — net	(16,379)	767	(455)	—	(16,067)

Income (loss) from continuing operations before income taxes	(52,518)	(7,593)	9,075	9,030	(42,006)
Provision (benefit) for income taxes	—	(2,843)	4,555	—	1,712

Income (loss) from continuing operations	(52,518)	(4,750)	4,520	9,030	(43,718)
Income (loss) from discontinued operations net of provision for income taxes	(3,568)	(610)	(8,190)	—	(12,368)

Net loss	$(56,086)	$(5,360)	$(3,670)	$9,030	$(56,086)

	Six Months Ended June 30, 2006
	Parent	WUSAI (Guarantor)	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$122,989	$103,726	$—	$226,715
Operating expenses:
Contract	—	112,412	94,798	—	207,210
Depreciation and amortization	—	3,694	2,221	—	5,915
General and administrative	5,371	9,494	7,176	—	22,041

	5,371	125,600	104,195	—	235,166

Operating loss	(5,371)	(2,611)	(469)	—	(8,451)
Other income (expense):
Equity in loss of consolidated subsidiaries	(34,554)	—	—	34,554	—
Interest — net	(2,820)	(363)	(240)	—	(3,423)
Other — net	(1)	4	(330)	—	(327)

Loss from continuing operations before income taxes	(42,746)	(2,970)	(1,039)	34,554	(12,201)
Provision for income taxes	—	1,011	421	—	1,432

Loss from continuing operations	(42,746)	(3,981)	(1,460)	34,554	(13,633)
Income (loss) from discontinued operations net of provision for income taxes	—	2,370	(31,483)	—	(29,113)

Net loss	$(42,746)	$(1,611)	$(32,943)	$34,554	$(42,746)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2007
		WUSAI	Non-
	WGI	(Guarantor)	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities of continuing operations	$(10,275)	$786	$15,495	$—	$6,006
Net cash provided by (used in) operating activities of discontinued operations	(3,568)	(610)	(12,041)	—	(16,219)

Cash provided by (used in) operating activities	(13,843)	176	3,454	—	(10,213)
Cash flows from investing activities:
Proceeds from sale of discontinued operations, net	130,568	—	—	—	130,568
Purchases of property, plant and equipment	—	(6,927)	(1,011)	—	(7,938)
Deposit for acquisition	—	—	(21,181)	—	(21,181)
Proceeds from sales of property, plant and equipment	—	1,393	35	—	1,428

Cash provided by (used) in investing activities of continuing operations	130,568	(5,534)	(22,157)	—	102,877
Cash provided by (used in) investing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) investing activities	130,568	(5,534)	(22,157)	—	102,877
Cash flows from financing activities:
Loss on early extinguishment of debt	(12,993)	—	—	—	(12,993)
Proceeds from issuance of common stock, net	602	—	—	—	602
Advances from (repayments to) parent/affiliates	(71,040)	23,199	47,841	—	—
Repayment of bank and other debt	—	(6,012)	(8)	—	(6,020)
Payments on capital leases	—	(1,407)	(1,491)	—	(2,898)
Costs of debt issuance and other	(530)	(253)	—	—	(783)

Cash provided by (used in) financing activities of continuing operations	(83,961)	15,527	46,342	—	(22,092)
Cash provided by (used in) financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(83,961)	15,527	46,342	—	(22,092)
Effect of exchange rate changes on cash and cash equivalents	—	—	(453)	—	(453)

Cash provided by all activities	$32,764	$10,169	$27,186	$—	$70,119

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2006
		WUSAI	Non-
	WGI	(Guarantor)	Guarantors	Eliminations	Consolidated

Net cash used in operating activities of continuing operations	$(6,515)	$(1,335)	$(2,576)	$—	$(10,426)
Net cash provided by (used in) operating activities of discontinued operations	—	1,490	(43,356)	—	(41,866)

Cash provided by (used in) operating activities	(6,515)	155	(45,932)	—	(52,292)
Cash flows from investing activities:
Proceeds from sale of discontinued operations, net	—	25,082	—	—	25,082
Purchases of property, plant and equipment	—	(1,443)	(3,553)	—	(4,996)
Proceeds from sales of property, plant and equipment	—	—	1,226	—	1,226

Cash provided by (used in) investing activities of continuing operations	—	23,639	(2,327)	—	21,312
Cash used in investing activities of discontinued operations	—	—	(4,000)	—	(4,000)

Cash provided by (used in) investing activities	—	23,639	(6,327)	—	17,312
Cash flows from financing activities:
Proceeds from issuance of convertible notes	19,500	—	—	—	19,500
Proceeds from issuance of common stock, net	2,226	—	—	—	2,226
Advances from (repayments to) parent/affiliates	(41,704)	(12,328)	54,032	—	—
Repayment of bank and other debt	—	(6,160)	(181)	—	(6,341)
Costs of debt issuance and other	(4,124)	—	(80)	—	(4,204)

Cash provided by (used in) financing activities of continuing operations	(24,102)	(18,488)	53,771	—	11,181
Cash provided by financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(24,102)	(18,488)	53,771	—	11,181
Effect of exchange rate changes on cash and cash equivalents	—	—	(118)	—	(118)

Cash provided by (used in) all activities	$(30,617)	$5,306	$1,394	$—	$(23,917)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Subsequent Events
     On July 3, 2007, the Company acquired the assets and operations of Midwest. Midwest provides pipeline construction, rehabilitation and maintenance, water crossing installations or replacements, and facilities fabrication to the oil and gas industry, predominantly in western Canada. The total purchase amount was $23,637, consisting of $22,434 in purchase price and approximately $1,203 in deal costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months and six months ended June 30, 2007 and 2006, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2006.
OVERVIEW
     Business Description
     We derive our revenue from engineering; construction; and engineering, procurement and construction (“EPC”) services provided to the oil, gas and power industries and government entities. Through the Company and our predecessors, we have provided services to customers in over 55 countries for almost 100 years. During the first six months of 2007, we generated revenue from continuing operations primarily in the United States, Canada, and Oman. We obtain our work through competitive bidding and through negotiations with prospective clients. Contract values may range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
     Business Strategy
     Our strategy is to deploy our resources in markets for our engineering, construction and EPC services that can provide the highest risk-adjusted return, while maintaining a balanced backlog with respect to commercial and political risks and market presence. Our overall strategy has not changed; however, as the fundamental drivers in different markets around the world change, our tactical approach is continuously adjusted and refined. As a result of our ongoing evaluation of our operations and markets, we are employing the following tactics to optimize the risk-adjusted returns we seek:
•	Concentrate resources in North America to focus on the current energy infrastructure expansion cycle,

•	Leverage our engineering expertise to attract additional EPC contracts,

•	Increase contract margin by improving bidding discipline and contract management,

•	Penetrate, on a selective basis, international markets with attractive potential risk-adjusted returns,

•	Align general and administrative (“G&A”) expense with revenue and maintain a ratio of G&A to revenue of 6 to 8 percent, and

•	Manage cash rigorously.
     Strategy Execution
     North America
     During the first six months of 2007, we successfully sold our interests in Nigeria, and we have begun to systematically deploy the proceeds from this sale to strengthen our position in North America and to strengthen our balance sheet. We have added approximately $33,063 of construction equipment to our fleet in North America. This equipment will provide resources necessary to efficiently execute our near-record backlog for the remainder of 2007 and into 2008 and 2009.
     On July 3, 2007, for $23,637, we acquired Midwest Management (1987), Limited (“Midwest”). This acquisition provides substantial opportunities for Willbros to participate in the more than 10,000 km of new large diameter pipeline construction projects related to the development of the Canadian oil sands and natural gas reserves expected during the next several years. The addition of a mainline pipeline construction company in Canada complements our current Canadian activities including maintenance, capital projects and modular fabrication services in the oil sands development.
     EPC
     Our EPC segment continues to provide an attractive value proposition and we anticipate that with the increased activity in the Engineering segment, it will continue to grow. Legacy work in our EPC segment was contracted at a time when we booked work on a fixed price basis, and competition kept contract margins in the low double digits. Our EPC segment reported 0.9 percent contract margins in the second quarter of 2007, reducing six-month contract margin in this segment to 8.3 percent for 2007, which was lower than anticipated due to increased construction costs on a fixed price contract.

     EPC revenue through the first six months of 2007 has increased 61.8 percent over the first six months of 2006. Backlog in this segment is approximately $145,000 at the end of the second quarter of 2007 down from approximately $159,000 at March 31, 2007. We believe the high level of demand for our engineering services is a leading indicator of increasing demand for our construction and EPC services.
     Consolidated Contract Margin
     Our contract margin for the quarter ended June 30, 2007 increased to 12.0 percent, slightly less than a 1 percentage point increase as compared to the same quarter in 2006 and an improvement from 6.2 percent in the first quarter of 2007. Most of the work completed in the Construction and EPC segments during the first six months of 2007 was bid and acquired during a highly competitive business cycle in the United States; coupled with negative impact from unusual weather events to produce low double-digit margins on projects having a fixed price. Margins are expected to show improvement in the second half of 2007.
     Selected International Markets
     We are currently evaluating North Africa and the Middle East to expand our presence internationally. Globally, our combined business development efforts translate into approximately $10.8 billion of qualified prospects that we are in the process of reviewing, preparing a bid for, or have a bid in process. We believe that the opportunity exists to earn risk-adjusted returns commensurate with margins we are achieving in North America.
     General & Administrative
     Through the first six months of 2007, we managed our G&A in the target range of 6 to 8 percent of total revenue. In the fourth quarter of 2006, we focused on reducing our nonessential overhead costs. We did increase our overhead in order to implement and improve processes, as well as expand the capability of our management information system. We continue to closely monitor our overhead and G&A and remain confident in our expectation of achieving the lower end of guidance provided at the beginning of 2007.
     Cash Management
     In 2007, we generated significant cash proceeds from the sale of our interests in Nigeria. Some of this cash has been applied to the purchase of construction equipment, the acquisition of Midwest and the strengthening of our balance sheet in the form of the induced conversion of $52,450 of our 6.5% Notes.
     Market Demand
     We believe the fundamentals supporting the demand for engineering, construction and EPC services for the energy industry, particularly for pipeline services in North America, will continue to be strong for the next two to five years. Many positive developments reinforce our view. Capital spending for the exploration and production sector of the energy industry is expected to exceed $310 billion in 2007; this is a 13 percent increase over 2006. Additionally, planned pipeline construction capital investment is estimated to be $131 billion for 2007 and beyond. The oil sands region of western Canada forecasted capital expenditures on new bitumen production and processing facilities are expected to exceed $90 (C$100) billion through 2015, as production levels are increased from approximately one million barrels per day presently to more than three million barrels per day in 2015. Recent industry articles have highlighted the need for new, large crude oil export pipelines from Canada to the United States and to export facilities on the west coast. In the United States, new gas production in the Rocky Mountain region has generated plans for gas pipelines to the West Coast, Midwest and East Coast. In the southwestern United States, pipeline infrastructure build-out is now underway to link new gas sources in the Barnett, Woodford and Fayetteville shales to premium markets in Florida and the Northeast. Liquefied natural gas is also expected to bring more opportunities to Willbros, both in North America and in other producing/exporting countries.
     The engineering market in North America continues to be capacity constrained. We are selecting and accepting assignments that offer higher margins and better contract terms and position us for EPC assignments. Our engineering operations are currently operating at full capacity, constrained by the availability of qualified personnel. We have opened our newest engineering office in Kansas City, Missouri. Our overall Engineering headcount increased by 78 in the first six months of 2007, allowing us to continue to take advantage of the demand for engineering services. We are also evaluating several foreign locations to expand our engineering resource base. We believe the high level of engineering activity is a precursor to higher levels of construction activity in North America.
     North America’s demand for our services is demonstrated by our near-record backlog at June 30, 2007 of $1,044,246 that has grown 73.4% from the $602,272 backlog reported at December 31, 2006. More importantly, the composition of our backlog has moved to predominantly (75%) cost reimbursable contracts, which are lower risk contracts. At December 31, 2006, cost reimbursable contracts in backlog were only 45 percent of the total backlog. We have now replaced the entire backlog from Nigeria with lower risk backlog in North America. The majority of the backlog additions are in the U.S. portion of our Construction segment and these are on much better terms, primarily a cost reimbursable basis versus fixed price, resulting in a much lower risk profile for the U.S. portion of this segment. This is an unusual opportunity in the contracting business, where demand for services exceed supply. It is also notable that our visibility extends into 2009, with our entire current capacity for mainline pipeline construction in the United States booked through first quarter 2009.
     In addition to the increased demand for our pipeline engineering services, our recent awards for pipeline and station construction projects in North America reinforce our belief that our ability to obtain improved terms and conditions and better pricing will continue in 2007 and beyond. We believe customers recognize the imbalance in the supply and demand for pipeline engineering and construction, and will offer better terms and conditions, resulting in lower risk to us, to control pricing increases for our services and to ensure availability of our services.
     Significant Business Developments
     Canada Pipeline Company Acquisition
     On July 3, 2007, we acquired the assets and operations of Midwest. Midwest provides pipeline construction, rehabilitation and maintenance, water crossing installations or replacements, and facilities fabrication to the oil and gas industry, predominantly in western Canada. The total purchase amount was $23,637, consisting of $22,434 in purchase price and approximately $1,203 in deal costs.
     U.S. Construction Major Contract
     Willbros U.S. construction has been awarded a $303,000 installation contract for the construction of three segments of the Midcontinent Express Pipeline by Midcontinent Express Pipeline LLC, a joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners. The three segments will traverse Oklahoma and Texas and are comprised of approximately 257 miles of 42-inch pipeline. The projected start date for the project is third quarter 2008.
     Induced 6.5% Note Conversions
     The 6.5% Notes were converted in part in May of 2007 under four transactions resulting in $52,450 in aggregate principal amount being converted into 2,987,582 shares of the Company’s common stock. We made aggregate cash payments to the holders of $12,720, plus $1,481 in accrued interest for the current interest period. Loss on early extinguishment of debt for all transactions totaled $15,375, including related debt issuance costs. This conversion strengthens our balance sheet, our debt to equity ratio is now approximately 1.38 to 1 and improves our ability to secure the financial instruments required of us by some of our customers. A stronger balance sheet positions us for more and larger projects and is a competitive advantage in today’s tight market.
     Financial Summary
     For the quarter ended June 30, 2007, we had a loss from continuing operations of $40,379 or $1.47 per share on revenue of $156,743. This compares to a loss of $5,104 or $0.24 per share on revenue of $119,128 for the same quarter of 2006. Two significant events affected the net loss during the quarter ended June 30, 2007: (1) we recognized a charge of $24,000 for the estimated financial resolution of the ongoing SEC and DOJ investigations as disclosed in Note 11 — Contingencies, Commitments and Other Circumstances of the Condensed Consolidated Financial Statements, and (2) we recorded a loss of $15,375 related to the induced conversion of a portion of the 6.5% Notes disclosed in Note 5-Long-term Debt of the Condensed Consolidated Financial Statements.
     Revenue of $156,743 for the second quarter of 2007 represents a $37,615 (31.6%) increase over the revenue for the same period in 2006. The Construction (increased $24,714 or 28.3%) and EPC (increased $12,024 or 100.5%) segments were the drivers for this revenue growth.
     Contract income increased $5,493 (41.1%) to $18,874 in the second quarter of 2007 as compared to $13,381 in the same quarter of 2006 due to the activity increases in the Construction and Engineering segments. Contract margin in the second quarter of 2007 as compared to the second quarter of 2006 increased 0.8 of a percentage point.

The Engineering segment had margin growth of 9.1 percentage points, Construction increased margin by 1.1 percentage point and EPC margin declined 3.3 percentage points.
     Depreciation and amortization increased $1,386 (47.4%) to $4,310 in the second quarter of 2007 from $2,924 in the second quarter of 2006. All of the increase is attributed to the Construction segment and is a result of increased capital spending, primarily on construction equipment to support the revenue growth.
     G&A expenses increased $1,786 (15.3%) to $13,422 in the second quarter of 2007 from $11,636 in the second quarter of 2006. The increase was primarily due to a $500 increase in salaries supporting additional business activity, a $600 increase in consulting and legal expense, and $700 increase in bank charges.
     Government fines and penalties. Although discussions are not complete with the DOJ and the SEC concerning their investigations (See Note 11 — Contingencies, Commitments and Other Circumstances in the Condensed Consolidated Financial Statements), our best estimate of the associated financial charge of $24,000 was recorded in the second quarter of 2007. It is not possible to definitely predict when final resolution of the settlement will occur, or the final amount of penalties and fines.
     Non-Operating
     Loss on early extinguishment of debt. During the second quarter of 2007, certain holders of the 6.5% Notes elected to convert $52,450 of the 6.5% Notes. We incurred $15,375 of overall charges to induce the conversion.
     We recorded income tax expense of $1,457 on losses before income taxes from continuing operations of $38,922 resulting in effective income tax rates in excess of 100% for the three-month period ended June 30, 2007. We recorded taxable income that could not be offset by losses in certain locations or certain expenses recognized at the corporate level.
     Discontinued Operations
     For the second quarter of 2007, our loss from discontinued operations was $3,860 or $0.14 per share compared to a loss of $33,048 or $1.53 per share in the second quarter of 2006. For the six months ended June 30, 2007, the loss from discontinued operations was $12,368 or $0.47 per share compared to a loss of $29,113 or $1.36 per share for the six months ended June 30, 2006. For the second quarter of 2007, this loss was comprised primarily of an additional charge against the sale of Nigeria assets and operations.
     Transition Services Agreement
     Concurrent with the Nigeria sale, we entered into a two-year Transition Services Agreement (“TSA”) with the purchaser, Ascot Offshore Nigeria Limited (“Ascot”). Under the agreement we are primarily providing labor in the form of seconded employees to work under the direction of Ascot and Company owned equipment. Ascot has agreed to reimburse us for the seconded employee transition services costs. Through June 30, 2007, these reimbursable costs totaled approximately $16,590. The after-tax residual net loss from providing these transition services is $103, or less than 1% of the incurred costs for the six months ended June 30, 2007. Both the Company and Ascot are working to shift the transition services provided by us to direct services secured by Ascot.
     Ascot Negotiations
     Over the past several months, Ascot and the Company have been in negotiations (the “Negotiations”) concerning sale related items, primarily the working capital purchase price adjustment, various indemnifications, and the rental rate for the use of various Company owned equipment. A by-product of these Negotiations has been a delay in the payment of the invoices for services provided under the terms of the TSA. Ascot has unpaid invoices totaling $9,109 as of June 30, 2007. In addition to the unpaid TSA receivables, the $2,625 Ascot Note became due as of August 1, 2007 and has not been paid. The Company and Ascot are close to concluding the Negotiations. Furthermore, once concluded, we believe the Ascot TSA receivable balances and the Ascot Note will be paid.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     In our Annual Report on Form 10-K for the year ended December 31, 2006, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2006, the following generally accepted accounting principles have been adopted:
•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,”

•	FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” and

•	SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements”.
     The following generally accepted accounting principles are currently being reviewed for their impact upon adoption effective with our fiscal year ended December 31, 2008.
•	SFAS No. 157, “Fair Value Measurements”,

•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.
OTHER FINANCIAL MEASURES
EBITDA
     We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA from continuing operations for the six months ended June 30, 2007 was $(33,163) as compared to $(2,863) for the same period in 2006, a $30,300 (1,058.3%) decrease. EBITDA for the six-month period ended June 30, 2007, includes a $24,000 charge estimated for DOJ and SEC fines and penalties and a $15,375 charge for the early extinguishment of a portion of the 6.5% Notes in the aggregate principal amount of $52,450.
     A reconciliation of EBITDA from continuing operations to GAAP financial information follows:

	Six Months Ended June 30,
	2007	2006
Net loss from continuing operations	$(43,718)	$(13,633)
Interest, net	1,077	3,423
Provision for income taxes	1,712	1,432
Depreciation and amortization	7,766	5,915

EBITDA	$(33,163)	$(2,863)

BACKLOG
     In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but on capturing quality backlog with margins commensurate with the risks associated with a given project.
     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Backlog for continuing operations at June 30, 2007 and December 31, 2006 was $1,044,246 and $602,272, respectively, a 73.4 percent increase. The increase in backlog is primarily due to the award of the Midcontinent Express project, the SESH contract, the ETC Farrar to Groveton project, and the Suncor Steep Bank project. These increases were offset by backlog work-off of $155,222 through the first six months of 2007. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, contracts awarded and completed within a reporting period will not be reflected in backlog. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.
     Backlog for Discontinued Operations was $406,780 at December 31, 2006, consisting of backlog related to our Nigeria operations that were sold in February 2007.

RESULTS OF OPERATIONS
     Our contract revenue and contract costs are significantly impacted by the capital budgets of our clients and the timing and location of development projects in the oil, gas and power industries worldwide. Contract revenue and cost variations by segment from year to year are the result of: (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of demand for our services.
     Our ability to be successful in obtaining and executing contracts outside the U.S. can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations.
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Contract Revenue
     Contract revenue increased $37,615 (31.6%) to $156,743 due to increases in both the Construction and EPC segments. A quarter-to-quarter comparison of revenue is as follows:

	Three Months Ended June 30,
	2007	2006	Increase	Percent Change

Construction	$111,949	$87,235	$24,714	28.3%
Engineering	20,801	19,924	877	4.4%
EPC	23,993	11,969	12,024	100.5%

Total	$156,743	$119,128	$37,615	31.6%

     The Construction revenue increase of $24,714 is mainly related to an increase in major projects with seven active in 2007 as compared to two in 2006. Major projects in Canada accounted for $15,269 of the increase.
     Engineering revenue increased $877 due to increased billable hours (both headcount and utilization) and improved service margin mix with higher engineering direct labor hours versus subcontractor and third party hours.
     EPC revenue increased $12,024 (approximately 100%) as the result of an overall increase in EPC activity, including progress on our largest project.
Contract Income
     Contract income increased $5,493 (41.1%) to $18,874 in the second quarter of 2007 as compared to the same quarter in 2006. A quarter-to-quarter comparison of contract income is as follows:

	Three Months Ended June 30,
		% of		% of	Increase	Percent
	2007	Revenue	2006	Revenue	(Decrease)	Change

Construction	$12,391	11.1%	$8,684	10.0%	$3,707	42.7%
Engineering	6,258	30.1%	4,190	21.0%	2,068	49.4%
EPC	225	0.9%	507	4.2%	(282)	(55.6)%

Total	$18,874	12.0%	$13,381	11.2%	$5,493	41.1%

     The contract income increase was a function of significantly higher Construction contract revenues and Engineering margin improvement, Construction contract margin remained fairly constant with a slight margin gain of 1.1 percentage points in 2007 versus 2006.
     Engineering contract margin improved 9.1 percentage points in the second quarter of 2007 compared to the second quarter of 2006. This improvement was driven by increased demand for our engineering services.

     EPC suffered contract margin erosion of 3.3 percentage points due primarily to the escalation of labor, fuel and equipment costs on fixed price work, which was bid over 18 months ago, in a highly competitive market.
Other Operating Expenses
     Depreciation and amortization increased $1,386 (47.4%) to $4,310 in the second quarter of 2007 from $2,924 in the same quarter of last year primarily due to increasing our equipment fleet in the last half of 2006 through the second quarter of 2007, utilizing a combination of capital leases and equipment purchases. In the second quarter of 2007, we added $22,892 of equipment through capital leases and $6,112 of equipment through purchases.
     G&A increased $1,786 (15.3%) to $13,422 in the second quarter of 2007 from $11,636 in the second quarter of 2006. The increase was primarily due to a $500 increase in salaries supporting additional business activity, a $600 increase in consulting and legal expense, and $700 increase in bank charges.
     Government fines and penalties includes $24,000 financial charge recorded in the second quarter 2007 related to our best estimate of the final resolution of the DOJ and SEC investigations.
Non-Operating Items
     Interest income increased to $1,840 in the second quarter of 2007 from $528 in the same quarter of last year. The $1,312 (248.5%) increase is due to interest income earned on the approximately $130,600 in proceeds received as a result of the sale of the Nigeria assets and operations. The proceeds were received in the first quarter of 2007. In addition, $291 of interest income on a federal income tax refund was received in the second quarter of 2007.
     Interest expense decreased to $2,027 in the second quarter of 2007 from $2,315 in the same quarter of last year. The $288 (12.4%) reduction in interest expense was driven primarily by the $52,450 reduction in the outstanding principal amount of the 6.5% Notes, as a result of their conversion to common stock in the second quarter of 2007.
     Other — net increased to an expense of $502 in the second quarter of 2007 from an expense of $452 in the same quarter of last year. The second quarter of 2007 included a $997 penalty for delays in reinstating the availability of the registration statement for the October 27, 2006 private placement of equity and a $350 vendor settlement partially offset by a $1,051 gain on the sale of land buildings and equipment in Houston, Texas.
     Loss on early extinguishment of debt — we induced conversion of approximately $52,450 of aggregate principal amount of our 6.5% Notes and recognized a loss of $15,375. See Note 5 — Long-term Debt in Item 1 of this Form 10-Q for further information regarding the induced conversion of the 6.5% Notes.
     Income tax — we recognized $1,457 of income tax expense on a loss of $38,922 before income taxes for the three-month period ended June 30, 2007. During the second quarter of 2006, we recorded income tax expense of $1,686 on a loss from continuing operations of $3,418 for the three-month period ended June 30, 2006. We incurred taxes during the second quarter for 2006 and 2007 in Oman and Canada and incurred a substantial amount of non-deductible expenses in Panama where we are domiciled.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Contract Revenue
     Contract revenue increased $136,737 (60.3%) to $363,452 due primarily to an increase in the Construction and EPC segments. A year-to-date comparison of revenue is as follows:

	Six Months Ended June 30,
	2007	2006	Increase	Percent Change

Construction	$282,654	$166,383	$116,271	69.9%
Engineering	40,456	35,405	5,051	14.3%
EPC	40,342	24,927	15,415	61.8%

Total	$363,452	$226,715	$136,737	60.3%

     Construction revenue increased for the six months ended June 30, 2007 as compared to the same period in 2006. The increase of $116,271 is mainly related to an increase in major projects. U.S. construction increased by $87,541 with three major projects running simultaneously. Major projects in Canada accounted for $15,269 of Canada’s overall increase of $21,452.
     Engineering revenue increased $5,051 due to increase billable hours (both headcount and utilization) and improved service margin mix with higher engineering direct labor hours versus subcontractor and third party hours.
     EPC revenue increased $15,415 primarily as the result of reasons mentioned in the quarter-to-quarter analysis — on overall increase in EPC activity including progress on our largest project.
Contract Income
     Contract income increased $12,246 (62.8%) to $31,757 in the first half of 2007 as compared to the same period in 2006. A period-to-period comparison of contract income is as follows:

	Six Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue	Increase (Decrease)	Percent Change

Construction	$18,092	6.4%	$11,123	6.7%	$6,969	62.7%
Engineering	10,324	25.5%	6,099	17.2%	4,225	69.3%
EPC	3,335	8.3%	2,283	9.2%	1,052	46.1%

Total	$31,751	8.7%	$19,505	8.6%	$12,246	62.8%

     The contract income increase was a function of significantly higher contract revenues as discussed above at relatively constant margins.
     Construction contract income increased $6,969 for the six months ended June 30, 2007 as compared to the same period in 2006. This increase is mainly due to Canada with major projects up $6,234 and Field Services up $3,371. This was offset in part by a decrease in U.S. construction of $4,888 mainly due to the severe weather experienced on two major projects located in north Louisiana and central Texas.
     Engineering contract income increased $4,225 and contract margin increased 8 percentage points during the first six months of 2007 as compared to the first six months in 2006. As previously indicated, this improvement was driven by improved margins on company direct labor versus third party and subcontractor services. The higher mix of in-house labor, improved utilization and higher headcount are characteristics of the strong demand for engineering work.
     As previously mentioned, EPC suffered contract margin erosion of 0.9 percentage points due primarily to the escalation of labor, fuel and equipment cost on fixed price work, which was bid more than 18 months ago, in a highly competitive market.
Other Operating Expenses
     Depreciation and amortization increased $1,851 (31.3%) to $7,766 in the first six months of 2007 from $5,915 in the same period last year primarily due to our increase in plant, property, and equipment throughout the last half of 2006 and the first half of 2007 through capital leases and direct purchase. For the first six months of 2007, we added $25,125 of equipment through capital leases and $7,938 of equipment through purchases.
     G&A expenses increased $2,806 (12.7%) to $24,847 in the first six months of 2007 from $22,041 in the same period of last year. The increase was primarily due to a $1,400 increase in salaries supporting additional business activity, a $1,500 increase in consulting and legal expense, a $1,200 increase in bank charges partially offset by a $1,300 decrease in insurance costs.
     Government fines and penalties includes $24,000 financial charge recorded in the second quarter of 2007 related to our best estimate of the final resolution of the DOJ and SEC investigations.
Non-Operating Items
     Interest income — increased to $3,404 in the first six months of 2007 from $1,012 in the first six months of last year. The $2,392 (236.4%) increase is due to interest income earned on the $130,600 in proceeds received as a result of the sale of the Nigeria assets and operations, and the $291 of interest income on a federal income tax refund.

     Interest expense — increased to $4,481 in the first six months of 2007 from $4,435 in the first six months of last year. The $46 (1.0%) increase in interest expense was driven primarily by additional interest expense through the addition of capital leases, offset by the $52,450 reduction in the outstanding principal amount of the 6.5% Notes as a result of their conversion to common stock in the second quarter of 2007.
     Other — net increased to an expense of $692 in the first six months of 2007 from an expense of $327 in the same period last year. The $365 (111.6%) increase is a result of the $997 registration delay penalty of privately placed shares of common stock, the $350 settlement associated with an ongoing dispute related to an engineering project, offset by the $1,051 gain on the sale of land, buildings and equipment in Houston, Texas.
     Loss on early extinguishment of debt — we induced conversion of approximately $52,450 (62.1%) of aggregate principal amount of our 6.5% Notes resulting in a loss on early extinguishment of debt of $15,375.
     Income tax — we recognized $1,712 of income tax expense on a loss of $42,006 before income taxes in the six months ended June 30, 2007 compared to income tax expense of $1,432 on a loss from continuing operations of $12,201 for the six months ended June 30, 2006. We incurred taxes during the second quarter of 2007 and 2006 due to more taxable income being generated in the United States and Canada from the increase in work in those countries. This increase in taxable income in these countries is not available to be offset by losses in other countries, such as Panama.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     During the six months ended June 30, 2007, operating activities for continuing operations provided $6,006 of cash compared to a use of $10,426 during the same period in 2006. This represents an increase in operating cash flows of $16,432 from 2006 to 2007. We believe that the proceeds from the sale of our Nigerian assets and operations and future cash flows from our continuing operations will be sufficient to finance working capital for continuing operations. During the first six months of 2007, we added $33,063 to fixed assets most of which represents additions to our fleet of construction equipment in North America. While purchases of capital expenditures for 2007 are expected to be in the range of $25,000 to $35,000, we will continue to use capital leases to build our fleet of construction equipment.
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
Working Capital
     Cash and cash equivalents increased $70,119 to $107,762 at June 30, 2007 from $37,643 at December 31, 2006. The increase resulted primarily from the cash generated from continuing operations investing activities of $102,877, including $130,568 from the sale of our Nigeria assets and operations offset by the deposit of $22,434 for the purchase of Midwest and $10,836 for capital expenditures. The increase was further offset by cash used in operating activities of our Discontinued Operations of $16,219. Working capital, excluding the net assets and liabilities of Discontinued Operations, increased $48,183 (82.0 percent) to $106,908 at June 30, 2007 from $58,725 at December 31, 2006. The increase in working capital was primarily attributable to an increase in cash of $70,119 and $22,434 other current assets, the Midwest acquisition deposit, partially offset by a decrease in accounts receivable of $35,824 and an increase in accounts payable of $15,928.
2006 Credit Facility
     On October 27, 2006, we concluded two financing transactions that were required to support our expected growth. Willbros USA, Inc., a wholly owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility (the “2006 Credit Facility”) with a group of lenders led by Calyon New York Branch (“Calyon”). Concurrent with the creation of the 2006 Credit Facility, the predecessor 2004 Credit Facility was terminated and a total of $38,708 of outstanding letters of credit were reissued under the 2006 Credit Facility. At June 30, 2007, the 2006 Credit Facility had available capacity of $40,516. We may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with consent from Calyon.

The 2006 Credit Agreement includes customary affirmative and negative covenants, such as limitations on the creation of certain new indebtedness and liens, restrictions on certain transactions and payments and maintenance of a maximum senior leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. We may not make any acquisitions involving cash consideration in excess of $5,000 in any 12-month period and $10,000 in the aggregate, without the approval of a majority of the lenders under the 2006 Credit Facility. Borrowings have not taken place, nor is it our present intent to use the 2006 Credit Facility for future borrowings. The 2006 Credit Facility was established primarily to provide a source for letters of credit. Unamortized costs associated with the creation of the 2006 Credit Facility of $1,832 and $1,986 are included in other assets at June 30, 2007, and December 31, 2006, respectively, and are being amortized over the three-year term of the credit facility ending October 2009.
     As of June 30, 2007, there were no borrowings outstanding under the 2006 Credit Facility and there were $59,484 in outstanding letters of credit, consisting of $39,162 issued for projects in continuing operations and $20,322 issued for projects related to Discontinued Operations.
Private Placement
     On October 27, 2006, we sold 3,722,360 shares of our common stock in a private placement (the “Private Placement”). The selling price of $14.00 per share represented a discount of approximately 10 percent based on our closing stock price of $15.50 on October 24, 2006. Net proceeds after estimated transaction costs were $48,748. Net proceeds were used for general corporate purposes primarily to support the start-up of several new projects in the United States and Canada.
     The buyers of the Private Placement common stock also acquired warrants to purchase an additional 558,354 shares at an exercise price of $19.03 per share. Each warrant will be exercisable, in whole or in part for a period of 60 months from the date of issuance.
6.5% Senior Convertible Notes
     On December 22, 2005, we entered into a purchase agreement (the “Purchase Agreement”) for a private placement of $65,000 aggregate principal amount of our 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”). The private placement closed on December 23, 2005. During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 aggregate principal amount of the 6.5% Notes. Collectively, the primary offering and the purchase option of the 6.5% Notes total $84,500. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs.
     The 6.5% Notes are convertible into shares of our common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 1,825,589 shares issuable at June 30, 2007), subject to adjustment in certain circumstances.
     During the second quarter of 2007, we induced conversion and entered into conversion agreements with four purchasers of the 6.5% Notes. The purchasers converted an amount of $52,450 of aggregate principal that resulted in the issuance of 2,987,582 shares of our common stock. Subsequent to the induced conversions, $32,050 of aggregate principal remains outstanding at June 30, 2007.
2.75% Convertible Senior Notes
     During 2004, we completed an offering of $70,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of our common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares issuable at June 30, 2007), subject to adjustment in certain circumstances. The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of our common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price.

     On September 22, 2005, we entered into an amendment of the indenture with holders of the 2.75% Notes (the “Indenture Amendment”). The Indenture Amendment extended the initial date on or after which the 2.75% Notes may be redeemed by us to March 15, 2013 from March 15, 2011.
2004 Credit Facility
     On March 12, 2004, the existing $125,000 June 2002 credit agreement with Calyon was amended, restated and increased to $150,000 (the “2004 Credit Facility”). The 2004 Credit Facility would have matured on March 12, 2007 but was replaced on October 27, 2006 by the 2006 Credit Facility (See “2006 Credit Facility” above). The 2004 Credit Facility was available for standby and commercial letters of credit, borrowings or a combination thereof. Borrowings were limited to the lesser of 40 percent of the borrowing base or $30,000. Interest was payable quarterly at a base rate plus a margin ranging from 0.75 percent to 2.00 percent or on a Eurodollar rate plus a margin ranging from 1.75 percent to 3.00 percent. The 2004 Credit Facility was collateralized by substantially all of our assets, including stock of our principal subsidiaries, prohibited the payment of cash dividends and required the Company to maintain certain financial ratios. The borrowing base was calculated using varying percentages of cash, accounts receivable, accrued revenue, contract cost and recognized income not yet billed; property, plant and equipment, and spare parts.
     During the period from August 6, 2004 to August 18, 2006, we entered into various amendments and waivers to the 2004 Credit Facility with its syndicated bank group to waive non-compliance with certain financial and non-financial covenants. Among other things, the amendments provided that (1) certain financial covenants and reporting obligations were waived and/or modified to reflect our current and anticipated future operating performance, (2) the ultimate reduction of the facility to $50,000 with a letter of credit limit of $50,000 less the face amount of letters of credit issued prior to August 18, 2006, and required that each new letter of credit must be fully cash collateralized and that a letter of credit fee of 0.25 percent be paid for each cash collateralized letter of credit, and (3) we maintain a minimum cash balance of $15,000. The Sixth Amendment expired on September 30, 2006, and availability under the 2004 Credit Facility was reduced to zero. On October 27, 2006, the 2004 Credit Facility was replaced with the 2006 Credit Facility.
     Additional information on the 2006 Credit Facility, the 6.5% Notes, the 2.75% Notes and the 2004 Credit Facility, and the Private Placement is available in Note 5 — Long-term Debt and Note 8 — Stockholders’ Equity, respectively, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.
Contractual Obligations
     As of June 30, 2007, we had $102,050 of outstanding debt related to the convertible notes. In addition, in 2007 and 2006, we entered into various capital leases of construction equipment and property with a value of $35,787. We also have a contractual requirement to pay a facility fee of 5 percent of aggregate commitments under the 2006 Credit Facility. We have acquired a note to finance insurance premiums in the amount of $10,051.
     Other contractual obligations and commercial commitments, as detailed in our annual report on Form 10-K for the year ended December 31, 2006, did not materially change except for payments made in the normal course of business.
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 2 — New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS
     This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
•	difficulties we may encounter in connection with the recently completed sale and disposition of our operations and assets in Nigeria, including without limitation, obtaining indemnification for any losses we may experience if claims are made against any corporate guarantees we provided or if calls are made against any letters of credit that were issued on our behalf and which will remain in place subsequent to the closing;

•	the consequences we may encounter if we were to enter into a criminal plea agreement or a deferred prosecution agreement, including the imposition of civil or criminal fines, penalties, monitoring arrangements, or other sanctions, including the loss of U.S. government contracts, that might be imposed as a result of government investigations;

•	the results of government investigations into our actions and the actions of our current and former officers and employees, including J. Kenneth Tillery, the former President of Willbros International, Inc.;

•	adverse results that we could suffer in civil litigation involving or arising from the actions of our former employees and officers;

•	the assertion by parties to contracts with us that the actions of our former officers and employees were improper which constitutes a breach of, or otherwise gives rise to claims under, contracts to which we are a party;

•	determination that the actions of our former employees caused us to breach our credit agreements or debt instruments, which could result in the lack of access to our credit facilities and the requirement to cash collateralize our existing letters of credit;

•	the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	curtailment of capital expenditures in the oil, gas, and power industries;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	cancellation of projects, in whole or in part;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to obtain adequate financing;

•	inability to obtain sufficient surety bonds or letters of credit;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in the effective tax rate in countries where our work will be performed;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog, and future projects we have not been awarded yet;

•	inability to execute cost reimbursable jobs within the target cost, thus eroding contract margin on the project, but not contract income on the project;

•	the occurrence of the risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, and in our other filings with the Securities and Exchange Commission from time to time; and

•	other factors, most of which are beyond our control.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2007 and 2006 or during the six months then ended.
     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2007, due to the generally short maturities of these items. At June 30, 2007, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At June 30, 2007, our only indebtedness subject to variable interest rates are certain capital lease obligations.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2007, the disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our filings with the Securities and Exchange Commission.
     During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For information regarding legal proceedings, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006, and Note 11 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 11 as to legal proceedings is incorporated by reference herein.
Item 1A. Risk Factors
     Reference is made to the risk factor entitled “Governmental investigations into the activities of the Company, J. Kenneth Tillery, the former President of our principal international subsidiary, and other current and former employees of the Company could adversely affect us” in Item 1A of Part 1 in our Form 10-K for the ear ended December 31, 2006. In order to update this risk factor for developments that have occurred during the second quarter of 2007, the following information is added to the risk factor:
     “The Company is currently engaged in preliminary settlement discussions with both the DOJ and the SEC relating to their investigations. There can be no assurance as to the type and number of charges against the Company in any final resolution of these investigations, nor can there be any assurance regarding the amount of the payments, including fines and penalties, that may be imposed. Although these discussions are still preliminary, the Company recorded a charge of $24.0 million ($0.87 and $0.91 per basic and diluted share for the three months and six months ended June 30, 2007, respectively) in the second quarter of 2007. This charge represents the Company’s best estimate of the payments necessary to resolve the government investigations. The Company may be required to record an additional provision or reduce this provision if the actual settlement amount of these matters differs from the current provision. Although the Company believes that it is moving towards a final resolution of both investigations, it is not possible to predict definitively when final resolution will occur.
     In addition, with respect to OFAC’s investigation of allegations of violations on the Sudanese Sanctions Regulations occurring during October 2003, OFAC and Willbros USA, Inc. have agreed in principle to settle the allegations pursuant to which we will pay a total of $6,600 as a civil penalty. We voluntarily reported this matter to OFAC and also have reported to OFAC corrective measures and improvements to our OFAC compliance program.”
     Except as discussed above, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2007:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid Per Share	Programs	Plans or Programs

April 1, 2007 — April 30, 2007	163 (1)	$23.66 (2)	—	—
May 1, 2007 — May 31, 2007	—	—	—	—
June 1, 2007 — June 30, 2007	—	—	—	—

Total	163	$23.66	—	—

(1)	Shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.

(2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.
Item 3. Defaults upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 30, 2007, in Panama City, Panama. At the Annual Meeting, our stockholders elected John T. McNabb, II, Robert L. Sluder and S. Miller Williams as Class II directors for three-year terms.
     There were present at the Annual Meeting, in person or by proxy, stockholders holding 20,318,556 shares of our common stock, or 78.03% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

	Votes	Votes Against Or
	For	Withheld	Abstentions	Broker Non-Votes
1. Election of Directors:
John T. McNabb, II	18,151,816	2,166,740	—	—
Robert L. Sluder	20,266,016	52,540	—	—
S. Miller Williams	20,048,617	269,939	—	—
Item 5. Other Information
     Not applicable
Item 6. Exhibits
     Exhibits:
     The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.
10.1	Conversion Agreement dated May 16, 2007, between us and a holder of $14.5 million in aggregate principal amount of our 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”) (filed as Exhibit 10.1 to our current report on Form 8-K dated May 16, 2007, filed May 17, 2007).

10.2	Conversion Agreement dated May 16, 2007, between us and a holder of $21.75 million in aggregate principal amount of the 6.5% Notes (filed as Exhibit 10.2 to our current report on Form 8-K dated May 16, 2007, filed May 17, 2007).

10.3	Form of Conversion Agreement between us and holders of the 6.5% Notes (filed as Exhibit 10.1 to our current report on Form 8-K dated May 23, 2007, filed May 24, 2007).

10.4	Share Purchase Agreement dated June 5, 2007, between Willbros Acquisition Canada Limited and AMEC Inc. and AMEC Americas Limited.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.
Date: August 9, 2007	By:	/s/ Van A. Welch
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

Exhibit
Number	Description

10.1	Conversion Agreement dated May 16, 2007, between us and a holder of $14.5 million in aggregate principal amount of our 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”) (filed as Exhibit 10.1 to our current report on Form 8-K dated May 16, 2007, filed May 17, 2007).

10.2	Conversion Agreement dated May 16, 2007, between us and a holder of $21.75 million in aggregate principal amount of the 6.5% Notes (filed as Exhibit 10.2 to our current report on Form 8-K dated May 16, 2007, filed May 17, 2007).

10.3	Form of Conversion Agreement between us and holders of the 6.5% Notes (filed as Exhibit 10.1 to our current report on Form 8-K dated May 23, 2007, filed May 24, 2007).

10.4	Share Purchase Agreement dated June 5, 2007, between Willbros Acquisition Canada Limited and AMEC Inc. and AMEC Americas Limited.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.