Form 10-Q
period 2007-09-30
WILLBROS GROUP INC
filed 2007-11-01
CIK 895450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of October 15, 2007 was 29,131,831.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2007

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$58,709	$37,643
Accounts receivable, net of allowance for bad debts of $789 and $598	181,733	137,104
Contract cost and recognized income not yet billed	29,029	11,027
Prepaid expenses	16,322	17,299
Parts and supplies inventories	2,773	2,069
Assets of discontinued operations	4,658	294,192

Total current assets	293,224	499,334

Deferred tax assets	7,978	6,792
Property, plant and equipment, net of accumulated depreciation and amortization of $89,028 and $78,941	120,393	65,347
Goodwill	13,184	6,683
Other assets	9,075	11,826

Total assets	$443,854	$589,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$11,237	$5,562
Current portion of government obligations	8,075	—
Accounts payable and accrued liabilities	134,425	122,352
Contract billings in excess of cost and recognized income	7,891	14,947
Accrued income taxes	4,671	3,556
Liabilities of discontinued operations	4,639	182,092

Total current liabilities	170,938	328,509

2.75% convertible senior notes	70,000	70,000
6.5% senior convertible notes	32,050	84,500
Long-term debt	26,085	7,077
Long-term portion of government obligations	24,225	—
Long-term liability for unrecognized tax benefits	6,492	—
Deferred tax liabilities	7,369	1,728
Other liabilities	237	237

Total liabilities	337,396	492,051

Contingencies and commitments (Note 13)

Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized; 29,337,338 shares issued (25,848,596 at December 31, 2006)	1,467	1,292
Capital in excess of par value	273,840	217,036
Accumulated deficit	(181,912)	(120,603)
Treasury stock at cost, 205,507 shares (167,844 at December 31, 2006)	(2,667)	(2,154)
Accumulated other comprehensive income	15,730	2,360

Total stockholders’ equity	106,458	97,931

Total liabilities and stockholders’ equity	$443,854	$589,982

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Contract revenue	$246,716	$125,466	$610,168	$352,181

Operating expenses:
Contract	207,089	113,418	538,790	320,628
Depreciation and amortization	5,457	3,265	13,223	9,180
General and administrative	17,448	11,092	42,295	33,133
Government fines	(2,000)	—	22,000	—

	227,994	127,775	616,308	362,941

Operating income (loss)	18,722	(2,309)	(6,140)	(10,760)

Other income (expense):
Interest income	1,029	337	4,433	1,350
Interest expense	(2,071)	(3,046)	(6,552)	(7,482)
Other – net	(1,327)	432	(2,019)	105
Loss on early extinguishment of debt	—	—	(15,375)	—

	(2,369)	(2,277)	(19,513)	(6,027)

Income (loss) from continuing operations before income taxes	16,353	(4,586)	(25,653)	(16,787)

Provision for income taxes	6,081	379	7,793	1,811

Net income (loss) from continuing operations	10,272	(4,965)	(33,446)	(18,598)
Loss from discontinued operations net of provision for income taxes	(9,126)	(17,136)	(21,494)	(46,249)

Net income (loss)	$1,146	$(22,101)	$(54,940)	$(64,847)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.36	$(0.23)	$(1.22)	$(0.87)
Loss from discontinued operations	(0.32)	(0.80)	(0.78)	(2.15)

Net income (loss)	$0.04	$(1.03)	$(2.00)	$(3.02)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.32 (1)	$(0.23)	$(1.22)	$(0.87)
Loss from discontinued operations	(0.26)	(0.80)	(0.78)	(2.15)

Net income (loss)	$0.06	$(1.03)	$(2.00)	$(3.02)

Weighted average number of common shares outstanding:
Basic	28,804,907	21,557,695	27,421,927	21,480,730

Diluted	34,844,482	21,557,695	27,421,927	21,480,730

(1)	See Note 8 – Income (Loss) Per Share for a reconciliation of the numerator for the diluted income per share calculation.
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

							Accumulated
			Capital in				Other		Total
	Common Stock		Excess of		Accumulated	Treasury	Comprehen-		Stockholders’
	Shares	Par Value	Par Value		Deficit	Stock	sive Income		Equity
Balance, January 1, 2007	25,848,596	$1,292	$217,036		$(120,603)	$(2,154)	$2,360		$97,931
Cumulative effect of adoption of FIN 48	—	—	—		(6,369)	—	—		(6,369)

Balance January 1, 2007, as adjusted	25,848,596	1,292	217,036		(126,972)	(2,154)	2,360		91,562
Comprehensive loss:
Net loss	—	—	—		(54,940)	—	—		(54,940)
Realization of loss on sale of Nigeria assets and operations	—	—	—		—	—	3,773	(1)	3,773
Foreign currency translation adjustment	—	—	—		—	—	9,597		9,597

Total comprehensive loss									(41,570)
Deferred compensation	—	—	3,010		—	—	—		3,010
Restricted stock grants	384,077	19	(19)		—	—	—		—
Vesting of restricted stock rights	9,583	1	(1)		—	—	—		—
Additions to treasury stock, vesting restricted stock	—	—	—		—	(513)	—		(513)
Exercise of stock options	107,500	6	1,544		—	—	—		1,550
Stock issued on conversion of 6.5% senior convertible notes	2,987,582	149	52,301		—	—	—		52,450
Additional costs of private placement	—	—	(31	)(2)	—	—	—		(31)

Balance, September 30, 2007	29,337,338	$1,467	$273,840		$(181,912)	$(2,667)	$15,730		$106,458

(1)	Removal of previously recorded foreign currency translation adjustments associated with the Company’s Nigeria operations.

(2)	Private placement completed October 26, 2006.
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months
	Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(54,940)	$(64,847)
Reconciliation of net loss to net cash used in operating activities:
Government fines	22,000	—
Loss from discontinued operations	21,494	46,249
Depreciation and amortization	13,223	9,180
Amortization of debt issue costs	1,557	1,911
Amortization of deferred compensation	3,010	3,054
Amortization of discount on notes receivable for stock purchases	—	(12)
Loss on early extinguishment of debt	15,375	—
Gain on sales of property, plant and equipment	(716)	(4,563)
Provision for bad debts	181	181
Deferred income tax provision	1,063	90
Equity in joint ventures	—	(753)
Changes in operating assets and liabilities:
Accounts receivable, net	(36,923)	(17,630)
Contract cost and recognized income not yet billed	(15,226)	(7,344)
Prepaid expenses	11,239	5,055
Parts and supplies inventories	(704)	224
Other assets	(879)	(1,503)
Accounts payable and accrued liabilities	3,466	13,830
Accrued income taxes	608	(1,446)
Long-term liability for unrecognized tax benefits	315	—
Contract billings in excess of cost and recognized income	(6,772)	5,604
Other liabilities	—	3

Cash used in operating activities of continuing operations	(22,629)	(12,717)
Cash provided by (used in) operating activities of discontinued operations	2,980	(59,585)

Cash used in operating activities	(19,649)	(72,302)
Cash flows from investing activities:
Proceeds from the sale of discontinued operations, net	105,568	32,082
Proceeds from sales of property, plant and equipment	1,428	8,243
Increase in restricted cash	—	(1,500)
Purchases of property, plant and equipment	(15,890)	(12,389)
Acquisition of subsidiary	(24,154)	—

Cash provided by investing activities of continuing operations	66,952	26,436
Cash used in investing activities of discontinued operations	—	(2,191)

Cash provided by investing activities	66,952	24,245
Cash flows from financing activities:
Proceeds from issuance of 6.5% senior convertible notes	—	19,500
Loss on early extinguishment of debt	(12,993)	—
Proceeds from issuance of common stock, net	1,519	2,226
Repayment of notes payable	(8,665)	(9,385)
Costs of debt issues	(286)	(3,776)
Acquisition of treasury stock	(513)	(554)
Repayments of long-term debt	—	(134)
Payments on capital leases	(7,507)	(36)

	Nine Months
	Ended September 30,
	2007	2006
Cash provided by (used in) financing activities of continuing operations	$(28,445)	$7,841
Cash provided by financing activities of discontinued operations	—	—

Cash provided by (used in) financing activities	(28,445)	7,841

Effect of exchange rate changes on cash and cash equivalents	2,208	(241)

Cash provided by (used in) all activities	21,066	(40,457)
Cash and cash equivalents, beginning of period	37,643	55,933

Cash and cash equivalents, end of period	$58,709	$15,476

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$5,659	$4,601

Cash paid for income taxes (including discontinued operations)	$8,438	$10,790

Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable (including discontinued operations)	$10,051	$9,385

Equipment and property obtained by capital leases	$29,780	$11,635

Settlement of officer note receivable for stock	$—	$243

Deferred government obligation payments (including discontinued operations)	$32,300	$—

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. Basis of Presentation
     Willbros Group, Inc., a Republic of Panama corporation, and all of its majority-owned subsidiaries (the “Company” or “WGI”) provide construction; engineering; and engineering, procurement and construction (“EPC”) services to the energy industry and government entities. The Company’s principal markets for continuing operations are the United States, Canada, and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values may range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
     The accompanying Condensed Consolidated Balance Sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the preceding unaudited interim Condensed Consolidated Financial Statements as of September 30, 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2006 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, the results of operations and cash flows of the Company for all interim periods presented, and stockholders’ equity for the nine months ended September 30, 2007. The results of operations and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
     As discussed in Note 4 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company sold its TXP-4 Plant on January 12, 2006, its Venezuelan operations and assets on August 17 and November 28, 2006, and its assets and operations in Nigeria on February 7, 2007. Accordingly, these Condensed Consolidated Financial Statements reflect these operations as discontinued operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.
     Certain prior period amounts have been reclassified to be consistent with current presentation.
     Cash and cash equivalents as of December 31, 2006 and September 30, 2007 includes $10,000 of cash required as a minimum balance as stipulated by the Company’s 2006 Credit Facility. See Note 7 – Long-term Debt.
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
     The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. income tax examination by tax authorities for years before 2003 and no longer subject to Canadian income tax for years before 2001 or in Oman for years before 2005.
     As a result of the implementation of FIN 48, the Company recognized a $6,369 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit. During the third quarter of 2007, the Company received new documentation and support regarding existing uncertain tax positions and adjusted the FIN 48 liability accordingly. Management has identified additional uncertain tax positions based on information not previously available. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Effect of adopting FIN 48 at January 1, 2007	$6,369
Income tax liabilities recognized prior to adoption of FIN 48	158
Change in measurement of existing tax positions	(1,931)
Additions based on tax positions related to the current year	110
Newly identified tax positions	1,786

Balance at September 30, 2007	$6,492

     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company has recognized interest and penalties in its cumulative adjustment to the beginning accumulated deficit in the amount of $568. During the nine months ended September 30, 2007, the Company has recognized $18 in interest expense. Interest expense was significantly reduced during the third quarter of 2007 as a result of the change in measurement of existing tax positions primarily related to prior years and previously recognized in retained earnings upon the adoption of FIN 48. Interest and penalties are included in the table above.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Acquisitions
     Effective July 1, 2007, the Company acquired the assets and operations of Midwest Management (1987) Ltd. (“Midwest”) pursuant to a Share Purchase Agreement. Midwest provides pipeline construction, rehabilitation and maintenance, water crossing installations or replacements, and facilities fabrication to the oil and gas industry, predominantly in western Canada.
     The acquisition was accounted for using the purchase method of accounting prescribed by Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). The excess of the purchase price over assets acquired and liabilities assumed was allocated to goodwill, which is not deductible for income tax purposes. A summary of the initial purchase price allocation as of September 30, 2007 is as follows:

Current assets	$7,610
Property, plant and equipment	18,258
Goodwill	5,734
Current liabilities	(3,692)
Deferred income tax liability	(3,756)

Net assets acquired	$24,154

     The total purchase price amount was $24,154, consisting of $22,793 in purchase price and approximately $1,361 in transaction costs. The final purchase price is subject to the finalization of a working capital adjustment.
4. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement
     Strategic Decisions
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
     Nigeria Assets and Nigeria Based Operations
     Share Purchase Agreement
     On February 7, 2007, the Company sold its Nigeria assets and Nigeria based operations in West Africa to Ascot Offshore Nigeria Limited (“Ascot”), a Nigerian oilfield services company, for total consideration of $155,250 (the “Purchase Price”). The sale was pursuant to a Share Purchase Agreement by and between the Company and Ascot dated as of February 7, 2007 (the “Agreement”), providing for the purchase by Ascot of all of the share capital of WG Nigeria Holdings Limited (“WGNHL”), the holding company for Willbros West Africa, Inc., Willbros (Nigeria) Limited, Willbros (Offshore) Nigeria Limited and WG Nigeria Equipment Limited.
     In connection with the sale of its Nigeria assets and operations, the Company and its subsidiary Willbros International, Inc. (“WII”) entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”) (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley will indemnify the Company and WII for any obligations incurred by the Company or WII in connection with the parent company performance guarantees (the “Guarantees”) that the Company and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either the Company, WII or both are contractually obligated, in varying degrees, under the Guarantees to perform or cause to be performed work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate estimated cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33,157. The associated liability was included in the liabilities acquired by Ascot. No claims have been made against the Guarantees.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
4. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Global Settlement Agreement (“GSA”)
     On September 7, 2007, the Company finalized the GSA with Ascot. The significant components of the agreement include:
•	A reduction to the purchase price of $25,000;

•	Ascot agreed to provide supplemental backstop letters of credit in the amount of $20,322 issued by a non-Nigerian bank approved by the Company;

•	Ascot provided specific indemnities related to two ongoing projects that Ascot acquired as part of the Agreement;

•	Ascot and the Company agreed that all working capital adjustments as provided for in the Agreement were resolved; and

•	Except as provided in the GSA, Ascot and the Company waived all of their respective rights and obligations relating to indemnifications provided in the February 7, 2007 Share Purchase Agreement concerning any breach of a covenant or any representation or warranty.
     As a result of the GSA, the Company has recognized a cumulative gain on the sale of its Nigeria assets and operations of $183. The GSA was settled by a payment to Ascot from the Company in the amount of $11,076. This amount represents the agreed upon reduction to the purchase price, due to Ascot, of $25,000, reduced by amounts owed by Ascot to the Company of $11,299 for services rendered under the Transition Services Agreement (“TSA”) and $2,625 due from Ascot in the form of a note from the closing of the Agreement. Because of the GSA, Ascot’s account with the Company was current as of September 30, 2007.
     Letters of Credit
     At September 30, 2007, the Company had four letters of credit outstanding totaling $20,322 associated with Discontinued Operations (the “Discontinued LC’s”). At the time of the February 7, 2007, sale of the Nigeria assets and operations, in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), a liability was recognized for $1,575 related to the letters of credit. This liability will be released as each of the Discontinued LCs are released or expire and the Company is relieved of its risk related to the Discontinued LC’s. The Discontinued LC’s are scheduled to expire in the amount of $440 on December 19, 2007, $19,759 on August 31, 2008, and $123 on February 28, 2009.
     In accordance with the Agreement, the Discontinued LC’s are backstopped by U.S. dollar denominated letters of credit issued by Intercontinental Bank Plc, a Nigerian bank. Additionally, in accordance with the GSA, the Discontinued LC’s are supplementally backstopped by letters of credit issued by an international bank based in Paris, France, with a Standard and Poor’s rating of AA+/Stable as of October 25, 2007. These backstop letters of credit provide loss security to the Company in the event any of the Company’s outstanding Discontinued LC’s are called.
     Transition Services Agreement
     Concurrent with the Nigeria sale, the Company entered into a two-year TSA with Ascot.  Under the agreement, the Company is primarily providing labor in the form of seconded employees to work under the direction of Ascot along with specifically defined work orders for services generally covered in the TSA.  Ascot has agreed to reimburse the Company for these services.  Through September 30, 2007, these reimbursable contract costs totaled approximately $21,582.  The after-tax residual net loss from providing these transition services is $370, or less than 2% of the incurred costs for the nine months ended September 30, 2007.  Both the Company and Ascot are working to shift the transition services provided by the Company to direct services secured by Ascot.
     Although the services provided under the TSA generate transactions between the Company and Ascot, the amounts are not considered to be significant. Additionally, the Company’s level of support has decreased over the term of the TSA to date, as the employees and services provided by the Company shift to direct employees and services secured by Ascot. The Company does not have the ability to significantly influence the operating or financial policies of Ascot. Under the provisions of Emerging Issues Task Force Issue 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), the Company has no significant continuing involvement in the operations of the former assets and operations owned in Nigeria. Accordingly, income generated by the TSA is shown, net of costs incurred, as a component of “Loss from discontinued operations, net of provision for income taxes” on the Condensed Consolidated Statement of Operations, and its assets and liabilities are shown as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively, in the Condensed Consolidated Balance Sheets.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
4. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Residual Equipment in Nigeria
     In conjunction with the TSA, the Company has made available certain equipment to Ascot for use in Nigeria; this equipment was not sold to Ascot under the Agreement. Through September 30, 2007, the Company has not resolved the rental rates for this equipment with Ascot for the period February 8, 2007 through September 30, 2007. As agreed in the GSA, on September 14, 2007, the Company received an appraisal for this equipment; the fair-value of the equipment was $8,477. The Company’s net book value for this equipment at September 30, 2007 was $2,377. This equipment is comprised of construction equipment, rolling stock, and generator sets. The Company and Ascot are working to resolve the issue of rental equipment, either through cash settlement or though an exchange of equipment.
     Venezuela
     Business Disposal
     On November 28, 2006, the Company completed the sale of its assets and operations in Venezuela. The Company received total compensation of $7,000 in cash and $3,300 in the form of a commitment from the buyer, to be paid on or before December 4, 2013. The repayment commitment is secured by a 10% interest in a Venezuelan financing joint venture. As of September 30, 2007, no payment on the commitment has been made. The Company estimates no gain or loss on the sale of its assets and operations in Venezuela.
     TXP-4 Plant
     Asset Disposal
     On January 12, 2006, the Company completed the sale of its TXP-4 Plant. The Company received cash payments of $27,944 for the sale and realized a gain of $1,342, net of taxes of $691.
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
     Condensed Statements of Operations of the Discontinued Operations are as follows:

	Three Months Ended September 30, 2007
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Contract revenue	$—	$4,825	$—	$—	$4,825

Operating expenses:
Contract	—	4,690	—	—	4,690
Depreciation and amortization	—	178	—	—	178
General and administrative	—	124	—	—	124
Profit disgorgement	10,300	—	—	—	10,300

	10,300	4,992	—	—	15,292

Operating loss	(10,300)	(167)	—	—	(10,467)
Other income	1,441	54	—	—	1,495

Loss before income taxes	(8,859)	(113)	—	—	(8,972)
Provision for income taxes	—	154	—	—	154

Net loss	$(8,859)	$(267)	$—	$—	$(9,126)

	Three Months Ended September 30, 2006
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Contract revenue	$102,304	$—	$43	$—	$102,347

Operating expenses:
Contract	112,432	—	114	—	112,546
Depreciation and amortization	—	—	—	—	—
General and administrative	7,184	—	46	—	7,230

	119,616	—	160	—	119,776

Operating loss	(17,312)	—	(117)	—	(17,429)
Other income (expense)	3,478	—	(1)	—	3,477

Loss before income taxes	(13,834)	—	(118)	—	(13,952)
Provision for income taxes	3,184	—	—	—	3,184

Net loss	$(17,018)	$—	$(118)	$—	$(17,136)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
     4. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

	Nine Months Ended September 30, 2007
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Contract revenue	$30,046	$21,906	$—	$—	$51,952

Operating expenses:
Contract	34,360	20,527	—	—	54,887
Depreciation and amortization	—	490	—	—	490
General and administrative	3,472	565	—	—	4,037
Profit disgorgement	10,300	—	—	—	10,300

	48,132	21,582	—	—	69,714

Operating income (loss)	(18,086)	324	—	—	(17,762)
Other income (expense)	(1,946)	55	—	—	(1,891)

Income (loss) before income taxes	(20,032)	379	—	—	(19,653)
Provision for income taxes	1,092	749	—	—	1,841

Net loss	$(21,124)	$(370)	$—	$—	$(21,494)

	Nine Months Ended September 30, 2006
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Contract revenue	$375,275	$—	$257	$—	$375,532

Operating expenses:
Contract	372,487	—	562	—	373,049
Depreciation and amortization	3,607	—	378	—	3,985
General and administrative	20,339	—	322	—	20,661

	396,433	—	1,262	—	397,695

Operating loss	(21,158)	—	(1,005)	—	(22,163)
Other income (expense)	(11,022)	—	164	2,033	(8,825)

Income (loss) before income taxes	(32,180)	—	(841)	2,033	(30,988)
Provision for income taxes	14,427	—	143	691	15,261

Net income (loss)	$(46,607)	$—	$(984)	$1,342	$(46,249)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
4. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Financial Position of Discontinued Operations
     Condensed Consolidated Balance Sheets of the Discontinued Operations are as follows:

	September 30, 2007
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Current assets:
Cash and cash equivalents	$—	$130	$—	$—	$130
Accounts receivable, net	—	1,602	—	—	1,602
Prepaid expenses	—	1,065	—	—	1,065

Total current assets	—	2,797	—	—	2,797
Property, plant and equipment, net	—	1,228	—	—	1,228
Other noncurrent assets	—	633	—	—	633

Total assets	—	4,658	—	—	4,658
Current liabilities	—	4,639	—	—	4,639

Total current liabilities	—	4,639	—	—	4,639

Net assets of discontinued operations	$—	$19	$—	$—	$19

	December 31, 2006
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Current assets:
Cash and cash equivalents	$12,964	$—	$—	$—	$12,964
Restricted cash	36,683	—	—	—	36,683
Accounts receivable, net	76,673	—	—	—	76,673
Contract cost and recognized income not yet billed	79,364	—	—	—	79,364
Prepaid expenses	16,017	—	—	—	16,017
Parts and supplies inventories	21,645	—	—	—	21,645

Total current assets	243,346	—	—	—	243,346
Property, plant and equipment, net	50,723	—	—	—	50,723
Other noncurrent assets	123	—	—	—	123

Total assets	294,192	—	—	—	294,192
Current liabilities	148,135	—	—	—	148,135
Loss provision on contracts	33,957	—	—	—	33,957

Total current liabilities	182,092	—	—	—	182,092

Net assets of discontinued operations	$112,100	$—	$—	$—	$112,100

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
4. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Profit Disgorgement
     Subsequent to September 30, 2007, the Company reached an agreement in principle with the staff of the SEC to resolve the investigation of possible violations of the Foreign Corrupt Practices Act and the U.S. securities laws related to projects in Bolivia, Ecuador and Nigeria. As a result of this agreement in principle, subject to approval by the SEC commissioners, the Company has recorded a $10,300 charge to discontinued operations. The $10,300 is profit disgorgement, inclusive of accrued interest on the disgorged profit, related to a single Nigeria project included in the February 7, 2007 sale of the Company’s Nigeria assets and operations.  The disgorged profit was previously recognized in the results from discontinued operations, and accordingly, the full amount of $10,300 is recorded as a charge to discontinued operations in the third quarter of 2007. This classification is consistent with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). See Note 13 – Contingencies, Commitments and Other Circumstances for further discussion of the agreement in principle.
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
5. Contracts in Progress
     Contract cost and recognized income not yet billed on uncompleted contracts arise when revenues have been recorded, but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope, but not for price associated with that scope change (unapproved change orders). Revenue for these amounts are recorded equal to cost incurred when realization of price approval is probable and the estimated amount is equal to or greater than the Company’s cost related to the unapproved change order. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously recorded.
     Contract cost and recognized income not yet billed, and contract billings in excess of cost and recognized income, as of September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
Contract cost and recognized income not yet billed	$29,029	$11,027
Contract billings in excess of cost and recognized income	(7,891)	(14,947)

	$21,138	$(3,920)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Contracts in Progress (continued)
     Contract cost and recognized income not yet billed includes $3,245 and $1,191 at September 30, 2007, and December 31, 2006, respectively, on completed contracts. Included in the $3,245 unbilled at September 30, 2007, is a $1,736 change order related to one project that has been invoiced and collected subsequent to quarter end.
6. Government Obligations
     Government obligations represent amounts to become due to government entities, specifically the Department of Justice (“DOJ”) and the SEC, as final settlement of the investigations involving possible violations of the Foreign Corrupt Practices Act (the “FCPA”) and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In October 2007, the Company reached agreements in principle, subject to approval by the DOJ and the SEC, to settle their investigations. The agreements in principle provide for an anticipated aggregate payment of $32,300 consisting of $22,000 in fines payable to the DOJ related to FCPA violations and $10,300 of profit disgorgement payable to the SEC.
     As a result of the agreements in principle, the Company has increased its accrual related to these investigations by $8,300. This increase is recorded in the third quarter of 2007 and is comprised of:  1) a $2,000 reduction in the Company’s second quarter of 2007 estimate of $24,000 in fines resulting from the DOJ actions that was recorded as a charge to continuing operations, and 2) an additional $10,300 of profit disgorgement, inclusive of accrued interest on the disgorged profit, resulting from SEC actions.  The profit disgorgement is related to a single Nigeria project included in the February 7, 2007 sale of the Company’s Nigeria assets and operations.  The disgorged profit was previously recognized in the results from discontinued operations, and accordingly, the full amount of $10,300 is recorded as a charge to discontinued operations in the third quarter of 2007.
     The aggregate obligation of $32,300 has been classified on the Condensed Consolidated Balance Sheets as $8,075 in “Current portion of government obligations” and the remaining $24,225 in “Long-term portion of government obligations.” This division is based on payment terms in the agreements in principle that provide for four equal installments, first on signing of the final settlements and annually for approximately three years thereafter.
     The agreements in principle are contingent upon the parties’ agreement to the terms of a final settlement agreement, and approval by the DOJ and SEC and confirmation by a federal district court. There can be no assurance that the settlement will be finalized. See Note 13 – Contingencies, Commitments and Other Circumstances for further discussion of the agreements in principle.
7. Long-term Debt
     Long-term debt as of September 30, 2007 and December 31, 2006 was as follows:

	September 30,	December 31,
	2007	2006
2.75% convertible senior notes	$70,000	$70,000
Capital lease obligations	34,797	11,601
6.5% senior convertible notes	32,050	84,500
Other obligations	113	51
2006 Credit Facility	—	—

Total debt	136,960	166,152
Less current portion	(8,825)	(4,575)

Long-term debt	$128,135	$161,577

2006 Credit Facility
     On October 27, 2006, Willbros USA, Inc., a wholly-owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility (the “2006 Credit Facility”) with a group of lenders led by Calyon New York Branch (“Calyon”). The 2006 Credit Facility replaced the Company’s 2004 Credit Facility. The Company may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with Calyon’s consent. Through December 31, 2007, the Company has received a commitment from Calyon to increase the capacity under the 2006 Credit Facility to $125,000 subject to certain terms and conditions.

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
     Fees payable under the 2006 Credit Facility include a facility fee at a rate per annum equal to 5.0 percent of the 2006 Credit Facility capacity, payable quarterly in arrears (the facility fee will be reduced to 2.75 percent if the Company obtains a rating from S&P and Moody’s greater than B and B2, respectively), and a letter of credit fee equal to 0.125 percent per annum of aggregate commitments. Interest on any borrowings is payable quarterly in arrears at the adjusted base rate minus 1.00 percent or at a Eurodollar rate at the Company’s option. The 2006 Credit Facility is collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries. The Company may not make any acquisitions involving cash consideration in excess of $5,000 in any 12-month period, and $10,000 in the aggregate, without the approval of a majority of the lenders under the 2006 Credit Facility. The 2006 Credit Facility contains a requirement for the maintenance of a $10,000 minimum cash balance, prohibits the payment of cash dividends and includes customary affirmative and negative covenants, such as limitations on the creation of certain new indebtedness and liens, restrictions on certain transactions and payments, maintenance of a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum tangible net worth requirement. A default may be triggered by events such as a failure to comply with financial covenants or other covenants, a failure to make payments when due, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings as defined by the 2006 Credit Facility. The 2006 Credit Facility is guaranteed by the Company and certain other subsidiaries. Unamortized costs associated with the creation of the 2006 Credit Facility total $1,463 and $1,986 and are included in other assets at September 30, 2007 and December 31, 2006, respectively. Because the 2006 Credit Facility has only been used to provide letters of credit, these costs are being amortized to general and administrative expense over the three-year term of the credit facility ending October 2009.
     On May 9, 2007, the Company received consent under the 2006 Credit Facility for the cash acquisition of Midwest. This consent stipulates that the cash consideration should not exceed $C18,500, plus actual working capital, working capital adjustment and reasonable fees and expenses incurred in connection with the acquisition of Midwest.
     On May 16, 2007, the Company entered into an amendment to allow for cash payments not to exceed $21,000 during the term of the 2006 Credit Facility with respect to fractional shares or as a part of a separately negotiated inducement to the holders of the 6.5% Senior Convertible Notes and 2.75% Convertible Senior Notes.
     As of September 30, 2007, there were no borrowings outstanding under the 2006 Credit Facility and there were $80,168 in outstanding letters of credit, consisting of $59,846 issued for projects in continuing operations and $20,322 issued for projects related to Discontinued Operations. As of December 31, 2006, there were no borrowings outstanding under the 2006 Credit Facility and there were $64,545 in outstanding letters of credit, consisting of $41,920 issued for projects in continuing operations and $22,625 issued for projects related to Discontinued Operations. The Company is currently prohibited from borrowing under the 2006 Credit Facility due to debt incurrence restrictions in the 6.5% Notes.
     The 2006 Credit Facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and maintenance of the following financial covenants:
•	A consolidated tangible net worth in an amount of not less than the sum of $116,561 plus 50 percent of consolidated net income earned in each quarter ended after December 31, 2006;

•	A maximum senior leverage ratio of 1.00 to 1.00 for the quarter ending September 30, 2007, and for each quarter thereafter;

•	A fixed charge coverage ratio of not less than 3.00 to 1.00, for the quarter ended September 30, 2007, and for each quarter thereafter; and

•	A prohibition on capital expenditures (cost of assets added through purchase or capital lease) if the Company’s liquidity falls below $50,000.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt (continued)
     If these covenants are violated, it would be considered an event of default entitling the lenders to terminate the remaining commitment, call all outstanding letters of credit, and accelerate any principal and interest outstanding. As of September 30, 2007;
•	The Company’s consolidated tangible net worth was $151,934, which was approximately $35,373 in excess of the tangible net worth the Company was required to maintain under the credit facility;

•	The Company is in compliance with the maximum senior leverage ratio because it has incurred no revolving advance or other senior debt;

•	The Company’s fixed charge coverage ratio was 6.17 to 1.00; and

•	The Company’s cash balance as of September 30, 2007 was $58,709, which allowed the Company to add $53,926 of fixed assets to the balance sheet during the previous 12 months.
     At September 30, 2007, the Company was in compliance with all of these covenants.
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
     The 6.5% Notes are governed by an indenture, dated December 23, 2005, that was entered into by and among the Company, as issuer, Willbros USA, Inc., as guarantor (“WUSAI”), and The Bank of New York Mellon Corporation, as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6.5% Notes are convertible into shares of the Company’s stock and these underlying shares have been registered with the SEC. The 6.5% Notes, however, have not been registered with the SEC.
     Pursuant to the Purchase Agreement, the Company and WUSAI have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 1,825,589 shares at September 30, 2007), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15, and began on June 15, 2006.
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
     As of September 30, 2007, $32,050 of aggregate principal amount of the 6.5% Notes remains outstanding. Unamortized debt issuance costs of $1,361 and $4,103 associated with the 6.5% Notes are included in other assets at September 30, 2007 and December 31, 2006, respectively, and are being amortized over the seven-year period ending December 2012.
     A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of September 30, 2007, this covenant precluded the Company from borrowing under the 2006 Credit Facility. Capital leases are not considered indebtedness under this provision except to the extent by which they exceed $50,000.
2.75% Convertible Senior Notes
     On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019, or upon a change of control related event. On March 15, 2011, or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,595,277 shares at September 30, 2007 subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.

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
     On August 15, 2007, the Company notified holders of the 2.75% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 2.75% Notes surrendered for conversion by paying the holders of such surrendered 2.75% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 2.75% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any.
     Unamortized debt issue costs of $1,787 and $2,175 associated with the 2.75% Notes are included in other assets at September 30, 2007 and December 31, 2006, respectively, and are being amortized over the seven-year period ending March 2011.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt (continued)
Capital Leases
     During 2006 and 2007 the Company entered into multiple capital lease agreements to acquire construction equipment. These leases in aggregate added approximately $34,725, net, to the Company’s total capital lease obligation. In aggregate, these leases have interest rates ranging from 6.80% to 8.95% and have typical terms of at least 36 months.
     Assets held under capital leases at September 30, 2007 and December 31, 2006 are summarized below:

	September 30,	December 31,
	2007	2006
Construction equipment	$40,681	$10,662
Land and buildings	—	1,446
Furniture and office equipment	535	535

Total assets held under capital lease	41,216	12,643
Less accumulated depreciation	(6,743)	(1,572)

Net assets under capital lease	$34,473	$11,071

8. Income (Loss) Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of potential dilutive stock options and warrants and vesting of restricted stock and restricted stock rights less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented. The Company’s convertible notes were included in the calculation of diluted income per share under the “if-converted” method. Additionally, diluted income per share for continuing operations is calculated excluding the after-tax interest expense associated with the convertible notes since these notes are treated as if converted into common stock.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Income (Loss) Per Share (continued)
     Basic and diluted income (loss) from continuing operations per common share for the three and nine months ended September 30, 2007 and 2006 are computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income (loss) from continuing operations	$10,272	$(4,965)	$(33,446)	$(18,598)
Add: Interest and debt issuance costs associated with convertible notes	780	—	—	—

Net income (loss) from continuing operations applicable to common shares	$11,052	$(4,965)	$(33,446)	$(18,598)

Weighted average number of common shares outstanding for basic income (loss) per share	28,804,907	21,557,695	27,421,927	21,480,730
Weighted average number of dilutive potential common shares outstanding	6,039,575	—	—	—

Weighted average number of common shares outstanding for diluted income (loss) per share	34,844,482	21,557,695	27,421,927	21,480,730

Income (loss) per common share from continuing operations:
Basic	$0.36	$(0.23)	$(1.22)	$(0.87)

Diluted	$0.32	$(0.23)	$(1.22)	$(0.87)

     The Company incurred net losses for the nine months ended September 30, 2007, and the three and nine months ended 2006 and has therefore excluded the securities listed below from the computation of diluted loss per share, as the effect would be anti-dilutive:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
2.75% Convertible senior notes	—	3,595,277	3,595,277	3,595,277
6.5% Senior convertible notes	—	4,813,171	1,825,589	4,813,171
Stock options	—	833,900	686,750	833,900
Warrants to purchase common stock	—	—	558,354	—
Restricted stock and restricted stock rights	—	248,000	612,637	248,000

	—	9,490,348	7,278,607	9,490,348

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
9. Segment Information
     The Company’s segments are strategic business units that are managed separately as each has different operational requirements and strategies. Beginning the first quarter of 2007, the Company defines its operating segments based on the Company’s core lines of business rather than geographic markets as presented in prior periods. The Company’s operating segments are defined as the following reportable segments:  Construction, Engineering, and Engineering, Procurement and Construction (“EPC”).  The three reportable segments operate primarily in the United States, Canada, and the Middle East. Previously, the Company’s reportable segments were U.S. & Canada and International. Prior period balances have been reclassified to reflect this change. Management evaluates the performance of each operating segment based on operating margin. The Company’s corporate operations include the general, administrative, and financing functions of the organization. The costs of these functions are allocated between the three operating segments. The Company has chosen not to allocate Government fines to the segments. The Company’s corporate operations also include various other assets, some of which are allocated between the three operating segments. There are no material inter-segment revenues in the periods presented.
     The following tables reflect the Company’s reconciliation of segment operating results to the net income (loss) in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2006:
     For the three months ended September 30, 2007:

	Construction	Engineering	EPC	Corporate	Consolidated
Contract revenue	$193,984	$25,584	$27,148	$—	$246,716
Operating expenses:
Contract	163,404	19,034	24,651	—	207,089
Depreciation and amortization	4,996	170	291	—	5,457
General and administrative	12,216	3,349	1,883	—	17,448
Government fines	—	—	—	(2,000)	(2,000)

	180,616	22,553	26,825	(2,000)	227,994

Operating income:	$13,368	$3,031	$323	$2,000	18,722

Interest and other income (expense), net					(2,369)
Provision for income taxes					6,081

Net income from continuing operations					10,272
Net loss from discontinued operations, net of provision for income taxes					(9,126)

Net income					$1,146

     For the three months ended September 30, 2006:

	Construction	Engineering	EPC	Corporate	Consolidated
Contract revenue	$91,204	$20,216	$14,046	$—	$125,466
Operating expenses:
Contract	82,912	17,292	13,214	—	113,418
Depreciation and amortization	2,325	230	710	—	3,265
General and administrative	8,549	2,144	399	—	11,092

	93,786	19,666	14,323	—	127,775

Operating income (loss):	$(2,582)	$550	$(277)	$—	(2,309)

Interest and other income (expense), net					(2,277)
Provision for income taxes					379

Net loss from continuing operations					(4,965)
Net loss from discontinued operations, net of provision for income taxes					(17,136)

Net loss					$(22,101)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
9. Segment Information (continued)
     For the nine months ended September 30, 2007:

	Construction	Engineering	EPC	Corporate	Consolidated
Contract revenue	$476,638	$66,040	$67,490	$—	$610,168
Operating expenses:
Contract	427,966	49,166	61,658	—	538,790
Depreciation and amortization	11,629	511	1,083	—	13,223
General and administrative	31,083	7,063	4,149	—	42,295
Government fines	—	—	—	22,000	22,000

	470,678	56,740	66,890	22,000	616,308

Operating income (loss):	$5,960	$9,300	$600	$(22,000)	(6,140)

Interest and other income (expense), net					(19,513)
Provision for income taxes					7,793

Net loss from continuing operations					(33,446)
Net loss from discontinued operations, net of provision for income taxes					(21,494)

Net loss					$(54,940)

     For the nine months ended September 30, 2006:

	Construction	Engineering	EPC	Corporate	Consolidated
Contract revenue	$257,587	$55,621	$38,973	$—	$352,181
Operating expenses:
Contract	238,172	46,598	35,858	—	320,628
Depreciation and amortization	6,450	672	2,058	—	9,180
General and administrative	25,460	6,390	1,283	—	33,133

	270,082	53,660	39,199	—	362,941

Operating income (loss):	$(12,495)	$1,961	$(226)	$—	(10,760)

Interest and other income (expense), net					(6,027)
Provision for income taxes					1,811

Net loss from continuing operations					(18,598)
Net loss from discontinued operations, net of provision for income taxes					(46,249)

Net loss					$(64,847)

     Total assets by segment as of September 30, 2007 and December 31, 2006 are presented below:

	September 30,	December 31,
	2007	2006
Construction	$326,025	$198,528
Engineering	27,525	15,342
EPC	7,881	13,336
Corporate	77,765	68,584

Total segment assets	$439,196	$295,790

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Stockholders’ Equity
     The information contained in this note pertains to continuing and discontinued operations.
Stock Ownership Plans
     During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan and the Director Plan was increased to 4,075,000 and 225,000, respectively, by stockholder approval. The Director Plan expired August 16, 2006. In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors.
     Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At September 30, 2007, the 1996 Plan had 424,379 shares and the 2006 Director Plan had 34,419 shares available for grant. Of the shares available at September 30, 2007, 225,000 shares in the 1996 Stock Plan are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. During the nine months ended September 30, 2007 and 2006, $35 and $381 of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”) using the modified prospective application method. Under this method, compensation cost recognized in the three and six months ended September 30, 2007 and 2006, includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date.
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
     Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Recognition of share-based compensation related to RSU’s was not impacted by the adoption of SFAS No. 123R. Expense from both stock options and RSU’s totaled $3,010 and $3,054, respectively, for the nine months ended September 30, 2007 and 2006 and $1,088 and $1,186, respectively, for the three months ended September 30, 2007 and 2006.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Stockholders’ Equity (continued)
     The fair values of options granted during the nine months ended September 30, 2007 and 2006, were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2007		2006
Weighted average grant date fair value	$9.69		$6.72
Weighted average assumptions used:
Expected volatility	40.13%		45.66%
Expected lives	3.51	yrs	3.46	yrs
Risk-free interest rates	4.42%		4.66%
Expected dividend yield	0.00%		0.00%
     Volatility is calculated using an analysis of historical volatility over the expected life of the option. The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s historical share option exercise experience. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues, with a remaining term equal to the expected life of the options.
     Stock option activity for the nine months ended September 30, 2007 consists of:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 1, 2007	806,750	$13.46
Granted	10,000	27.80
Exercised	107,500	14.40
Forfeited	22,500	8.09

Outstanding at September 30, 2007	686,750	$13.69

Exercisable at September 30, 2007	512,583	$12.22

     As of September 30, 2007, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $13,946 and $11,162, respectively. The weighted average remaining contractual term of outstanding options is 4.70 years and the weighted average remaining contractual term of the exercisable options is 5.73 years at September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1,491 and $2,174, respectively.
     The total fair value of options vested during the nine months ended September 30, 2007 and 2006 was $229 and $184, respectively, and $88 and $158 during the three months ended September 30, 2007 and 2006, respectively.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Stockholders’ Equity (continued)
     The Company’s non-vested options at September 30, 2007 and the changes in non-vested options during the nine months ended September 30, 2007 are as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, January 1, 2007	202,500	$6.40
Granted	10,000	9.69
Vested	38,333	5.97
Forfeited or expired	—	—

Nonvested, September 30, 2007	174,167	$6.68

     The Company’s RSU activity and related information for the nine months ended September 30, 2007 consist of:

		Weighted
		Average
	Number of	Grant-Date
	RSU’s	Fair Value
Outstanding at January 1, 2007	300,116	$17.85
Granted	430,985	21.70
Vested	105,586	17.57
Forfeited	12,878	20.63

Outstanding September 30, 2007	612,637	$20.55

     The RSU’s outstanding at September 30, 2007 exclude 225,000 RSU’s having a weighted average grant-date fair value of $21.27, which are vested but have a deferred share issuance date. The total fair value of RSU’s vested during the nine months ended September 30, 2007 and 2006 was $1,855 and $3,174, respectively.
     As of September 30, 2007, there was a total of $10,006 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Warrants to Purchase Common Stock
     On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. At September 30, 2007, all warrants to purchase common stock remained outstanding.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Stockholders’ Equity (continued)
Induced Conversion of 6.5% Notes
     During the second quarter of 2007, the Company induced conversion and entered into conversion agreements with four purchasers of the 6.5% Notes. The purchasers converted an amount of $52,450 of aggregate principal that resulted in the issuance of 2,987,582 shares of the Company’s common stock.
11. Income Taxes
     For interim financial reporting, the Company records the tax provision based on actual current financial results for the period. During the three and nine months ended September 30, 2007, the Company recorded an income tax provision of $6,081 and $7,793, respectively, on income before income taxes from continuing operations for the three months ended of $16,353 and losses for the nine months ended of $25,653. During the three and nine months ended September 30, 2006, the Company recorded an income tax provision of $379 and $1,811, respectively, on losses before income taxes from continuing operations of $4,586 and $16,787. During the three months ended September 30, 2007, the Company recognized increased income tax expense due to improved financial performance in the U.S. The circumstances that gave rise to the Company recording tax provisions while incurring losses for the nine months ended September 30, 2007 and 2006, were primarily due to taxable income being generated in certain tax jurisdictions, and the Company having incurred non-deductible expenses and expenses in Panama, where the Company is domiciled, which receive no tax benefit.
12. Foreign Exchange Risk
     The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2007 or December 31, 2006.
13. Contingencies, Commitments and Other Circumstances
     Resolution of criminal and regulatory matters
     The Company and its subsidiary, WII, have reached an agreement in principle with representatives of the DOJ, subject to approval by the DOJ, to settle its previously disclosed investigation into possible violations of the FCPA. In addition, the Company has reached an agreement in principle with the staff of the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. As described more fully below, if accepted by the DOJ and the SEC and approved by the court, the settlements together will require us to pay over approximately three years, a total of $32.3 million in penalties and disgorgement, plus post-judgment interest on $7.725 million of that amount. In addition, WGI and WII will, for a period of approximately three years, each be subject to Deferred Prosecution Agreements (“DPAs”) with the DOJ. Finally, we will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws.
     The terms of the agreement in principle with the DOJ include the following:
•	A twelve-count criminal information will be filed against WGI and WII as part of the execution of the DPAs between the DOJ and each of WGI and WII. The twelve counts include substantive violations of the anti-bribery provisions of the FCPA, and violations of the FCPA’s books-and-records provisions. All twelve counts relate to operations in Nigeria, Ecuador and Bolivia during the period from 1996 to 2005.

•	Provided that WGI and WII fully comply with the DPAs for a period of approximately three years, the DOJ will agree not to continue the criminal prosecution and, at the conclusion of that time, will move to dismiss the criminal information.

•	The DPAs will require, for each of their three year terms, among other things, full cooperation with the government; compliance with all federal criminal law, including but not limited to the FCPA; and a three year monitor for WGI and its subsidiary companies, primarily focused on international operations outside of North America, the costs of which are payable by WGI.

•	The Company will be subject to $22,000 in fines related to FCPA violations. The fines are payable in four equal installments of $5,500, first on signing, and annually for approximately three years thereafter, with no interest payable on the unpaid amounts.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Contingencies, Commitments and Other Circumstances (continued)
With respect to the agreement in principle with the staff of the SEC:
•	The Company will consent to the filing in federal district court of a complaint by the SEC (the “Complaint”), without admitting or denying the allegations in the Complaint, and to the imposition by the court of a final judgment of permanent injunction against us. The Complaint will allege civil violations of the antifraud provisions of the Securities Act and the Securities Exchange Act, the FCPA’s anti-bribery provisions, and the reporting, books and records and internal controls provisions of the Securities Exchange Act. The final judgment will not take effect until it is confirmed by the court, and will permanently enjoin us from future violations of those provisions.

•	The final judgment will order the Company to pay $10,300, consisting of $8,900 for disgorgement of profits and approximately $1,400 of pre-judgment interest. The disgorgement and pre-judgment interest is payable in four equal installments of $2,575, first on signing, and annually for approximately three years thereafter. Post-judgment interest will be payable on the outstanding balance.
     Failure by the Company to comply with the terms and conditions of either settlement could result in resumed prosecution and other regulatory sanctions.
     The agreements in principle are contingent upon the parties’ agreement to the terms of final settlement agreements, approval by the DOJ and the SEC and confirmation by a federal district court. There can be no assurance that the settlements will be finalized.
     As a result of the agreements in principle, we have increased the accrual related to these investigations by $8,300, bringing the aggregate reserves for those matters to $32,300. An $8,300 net liability increase is recorded in the third quarter of 2007 and is comprised of:  1) a $2,000 reduction in the Company’s second quarter of 2007 estimate of $24,000 ($0.07 per basic share and $0.06 per diluted share for the three months ended September 30, 2007, and $0.07 per basic and diluted share for the nine months ended September 30, 2007) in fines resulting from the DOJ actions that was recorded as a charge to continuing operations, and 2) an additional $10,300 of profit disgorgement, ($0.36 per basic share and $0.29 per diluted share for the three months ended September 30, 2007, and $0.38 per basic and diluted share for the nine months ended September 30, 2007) inclusive of accrued interest on the disgorged profit, resulting from SEC actions.  The profit disgorgement is related to a single Nigeria project included in the February 7, 2007 sale of the Company’s Nigeria assets and operations.  The disgorged profit was previously recognized in the results from discontinued operations, and accordingly, the full amount of $10,300 is recorded as a charge to discontinued operations in the third quarter of 2007. The aggregate reserves reflect our estimate of the expected probable loss with respect to these matters. If the proposed settlements are not finalized the amount reserved may not reflect eventual losses.
     If final agreements with the DOJ and the SEC are not approved, the Company’s liquidity position and financial results could be materially adversely affected by any additional settlement amount. For a further discussion of the risks associated with the settlements in principle with the SEC, DOJ and OFAC, see Part II. Other Information, Item 1A. Risk Factors; specifically, the risk factor entitled, “We have reached agreements in principle to settle investigations involving possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.”
     In addition, the Company previously disclosed that the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”) was investigating allegations of violations of the Sudanese Sanctions Regulations occurring during October 2003. The Company voluntarily reported this matter to OFAC and also has reported to OFAC corrective measures and improvements to the Company’s OFAC compliance program. OFAC and Willbros USA, Inc. have agreed in principle to settle the allegations pursuant to which the Company will pay a total of $6.6 as a civil penalty.
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
(Unaudited)
13. Contingencies, Commitments and Other Circumstances (continued)
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
     Commitments
     From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to provide letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2007, the Company had approximately $64,192 of letters of credit related to continuing operations and $20,322 of letters of credit related to Discontinued Operations in Nigeria. Additionally, the Company had $203,917 of surety bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make. As of September 30, 2007, no other liability has been recognized for letters of credit and surety bonds, other than $1,575 recorded as the fair value of the letters of credit outstanding for the Nigeria operations. See Note 4 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for further discussion of these letters of credit.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Contingencies, Commitments and Other Circumstances (continued)
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
     On March 14, 2007, in connection with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company suspended the use of the registration statement. On March 30, 2007, the Company filed a post-effective amendment to the registration statement to incorporate by reference the 2006 Form 10-K. The post-effective amendment was declared effective on May 4, 2007. The Company was required to make registration delay payments equal to 1.25 percent of the purchase price for the shares and warrants sold in the private placement. The first such payment was owed as of April 3, 2007 and paid as of April 30, 2007. Thereafter, the penalty continued to accrue based on 1.25 percent of the purchase price beginning on April 3, 2007, the day after the date on which a 20-day grace period expired, and for each 30-day period thereafter (prorated for any partial 30-day period) and ending on the effective date of the post-effective amendment. The Company paid $997 of registration delay payments subsequent to March 31, 2007 for the period in which the use of the registration statement was suspended until the suspension was lifted on May 4, 2007.
     In addition to the matters discussed above, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position. See Note 4 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for discussion of commitments and contingencies associated with Discontinued Operations.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements
     The 6.5% Notes are convertible into shares of the Company’s stock and these underlying shares have been registered with the SEC. The 6.5% Notes however have not been registered with the SEC. The 6.5% Notes are guaranteed by a subsidiary of the Company, Willbros USA, Inc. (“WUSAI”). There are currently no restrictions on the ability of WUSAI to transfer funds to WGI in the form of cash dividends or advances. Under the terms of the Indenture for the 6.5% Notes, WUSAI may not sell or otherwise dispose of all or substantially all of its assets, or merge with or into another entity, other than the Company, unless no default exists under the Indenture and the acquirer assumes all obligations of WUSAI under the Indenture. WGI is a holding company with no significant operations, other than through its subsidiaries.
     Separate financial statements for the guarantor subsidiary (WUSAI) are not provided as the Company complies with the exception to Rule 3-10(a)(1) of Regulation S-X, set forth in sub-paragraph (e) of such rule, since the subsidiary guarantor is 100 percent owned by the parent issuer, the guarantee is full and unconditional, and no other subsidiary of the parent guarantees the securities. This footnote contains condensed consolidated financial statements with separate columns for the parent company (the Parent), the subsidiary guarantor (WUSAI), the non-guarantor subsidiaries of the parent, consolidating adjustments, and the total consolidated amounts.
     The Condensed Consolidating Financial Statements present investments in subsidiaries using the equity method of accounting.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)
September 30, 2007 and December 31, 2006
Willbros Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets

	September 30, 2007
		WUSAI	Non-
	Parent	(Guarantor)	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37,029	$1,178	$20,502	$—	$58,709
Accounts receivable, net	70	83,709	97,954	—	181,733
Contract cost and recognized income not yet billed	—	25,599	3,430	—	29,029
Prepaid expenses	4	15,744	574	—	16,322
Parts and supplies inventories	—	535	2,238	—	2,773
Assets of discontinued operations	—	—	5,294	(636)	4,658
Receivables from affiliated companies	243,318	—	—	(243,318)	—

Total current assets	280,421	126,765	129,992	(243,954)	293,224
Deferred tax assets	—	7,892	86	—	7,978
Property, plant and equipment, net	—	56,522	63,871	—	120,393
Investment in subsidiaries	(40,171)	—	—	40,171	—
Other assets	3,007	9,878	9,374	—	22,259

Total assets	$243,257	$201,057	$203,323	$(203,783)	$443,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$8,075	$8,685	$2,552	$—	$19,312
Accounts payable and accrued liabilities	2,449	74,476	57,500	—	134,425
Contract billings in excess of cost and recognized income	—	6,300	1,591	—	7,891
Accrued income taxes	—	1,211	3,460	—	4,671
Liabilities of discontinued operations	—	—	4,639	—	4,639
Payables to affiliated companies	—	50,204	193,750	(243,954)	—

Total current liabilities	10,524	140,876	263,492	(243,954)	170,938
Long-term debt	126,275	20,780	5,305	—	152,360
Long-term liability for unrecognized tax benefits	—	4,062	2,430	—	6,492
Deferred tax liabilities	—	1,672	5,697	—	7,369
Other liabilities	—	—	237	—	237

Total liabilities	136,799	167,390	277,161	(243,954)	337,396
Stockholders’ equity:
Common stock	1,467	8	33	(41)	1,467
Capital in excess of par value	273,840	89,156	8,526	(97,682)	273,840
Accumulated deficit	(181,912)	(55,497)	(95,054)	150,551	(181,912)
Other stockholders’ equity components	13,063	—	12,657	(12,657)	13,063

Total stockholders’ equity	106,548	33,667	(73,838)	40,171	106,458

Total liabilities and stockholders’ equity	$243,257	$201,057	$203,323	$(203,783)	$443,854

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)
Condensed Consolidating Balance Sheets

	December 31, 2006
		WUSAI	Non-
	Parent	(Guarantor)	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,776	$4,895	$7,972	$—	$37,643
Accounts receivable, net	32	81,004	56,068	—	137,104
Contract cost and recognized income not yet billed	—	2,225	8,802	—	11,027
Prepaid expenses	3	16,092	1,204	—	17,299
Parts and supplies inventories	—	560	1,509	—	2,069
Assets of discontinued operations	—	—	294,192	—	294,192
Receivables from affiliated companies	280,853	—	—	(280,853)	—

Total current assets	305,664	104,776	369,747	(280,853)	499,334
Deferred tax assets	—	6,755	37	—	6,792
Property, plant and equipment, net	—	33,115	32,232	—	65,347
Investment in subsidiaries	(42,228)	—	—	42,228	—
Other assets	6,344	5,007	7,158	—	18,509

Total assets	$269,780	$149,653	$409,174	$(238,625)	$589,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$4,382	$1,180	$—	$5,562
Accounts payable and accrued liabilities	17,349	63,120	41,883	—	122,352
Contract billings in excess of cost and recognized income	—	14,779	168	—	14,947
Accrued income taxes	—	1,657	1,899	—	3,556
Liabilities of discontinued operations	—	—	353,980	(171,888)	182,092
Payables to affiliated companies	—	22,923	86,042	(108,965)	—

Total current liabilities	17,349	106,861	485,152	(280,853)	328,509
Long-term debt	154,500	7,077	—	—	161,577
Deferred tax liability	—	1,611	117	—	1,728
Other liabilities	—	—	237	—	237

Total liabilities	171,849	115,549	485,506	(280,853)	492,051
Stockholders’ equity:
Common stock	1,292	8	32	(40)	1,292
Capital in excess of par value	217,036	89,156	8,526	(97,682)	217,036
Accumulated deficit	(120,603)	(55,060)	(84,177)	139,237	(120,603)
Other stockholders’ equity components	206	—	(713)	713	206

Total stockholders’ equity	97,931	34,104	(76,332)	42,228	97,931

Total liabilities and stockholders’ equity	$269,780	$149,653	$409,174	$(238,625)	$589,982

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)
Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2007
		WUSAI	Non-
	Parent	(Guarantor)	Guarantors	Eliminations	Consolidated
Contract revenue	$—	$162,305	$91,667	$(7,256)	$246,716
Operating expenses:
Contract	—	127,262	79,827	—	207,089
Depreciation and amortization	—	3,418	2,039	—	5,457
General and administrative	5,119	14,840	4,745	(7,256)	17,448
Government fines	(2,000)	—	—	—	(2,000)

	3,119	145,520	86,611	(7,256)	227,994

Operating income (loss)	(3,119)	16,785	5,056	—	18,722
Other income (expense):
Equity in income of consolidated subsidiaries	13,748	—	—	(13,748)	—
Interest – net	(543)	(653)	154	—	(1,042)
Other – net	(22)	(1,175)	(130)	—	(1,327)

Income from continuing operations before income taxes	10,064	14,957	5,080	(13,748)	16,353
Provision (benefit) for income taxes	—	7,159	(1,078)	—	6,081

Income from continuing operations	10,064	7,798	6,158	(13,748)	10,272
Income (loss) from discontinued operations, net of provision for income taxes	(8,918)	11	(219)	—	(9,126)

Net income	$1,146	$7,809	$5,939	$(13,748)	$1,146

	Three Months Ended September 30, 2006
		WUSAI	Non-
	Parent	(Guarantor)	Guarantors	Eliminations	Consolidated
Contract revenue	$—	$77,699	$55,600	$(7,833)	$125,466
Operating expenses:
Contract	1	65,456	47,961	—	113,418
Depreciation and amortization	—	2,236	1,029	—	3,265
General and administrative	983	11,478	6,464	(7,833)	11,092

	984	79,170	55,454	(7,833)	127,775

Operating income (loss)	(984)	(1,471)	146	—	(2,309)
Other income (expense):
Equity in loss of consolidated subsidiaries	(19,015)	—	—	19,015	—
Interest – net	(2,102)	(335)	(272)	—	(2,709)
Other – net	—	(18)	450	—	432

Income (loss) from continuing operations before income taxes	(22,101)	(1,824)	324	19,015	(4,586)
Provision for income taxes	—	(650)	1,029	—	379

Loss from continuing operations	(22,101)	(1,174)	(705)	19,015	(4,965)
Loss from discontinued operations, net of provision for income taxes	—	(570)	(16,566)	—	(17,136)

Net loss	$(22,101)	$(1,744)	$(17,271)	$19,015	$(22,101)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)
Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2007
		WUSAI	Non-
	Parent	(Guarantor)	Guarantors	Eliminations	Consolidated
Contract revenue	$—	$391,298	$233,430	$(14,560)	$610,168
Operating expenses:
Contract	—	337,128	201,662	—	538,790
Depreciation and amortization	—	8,695	4,528	—	13,223
General and administrative	6,820	37,035	13,000	(14,560)	42,295
Government fines	22,000	—	—	—	22,000

	28,820	382,858	219,190	(14,560)	616,308

Operating income (loss)	(28,820)	8,440	14,240	—	(6,140)
Other income (expense):
Equity in loss of consolidated subsidiaries	4,721	—	—	(4,721)	—
Interest – net	(2,011)	(605)	497	—	(2,119)
Other – net	(16,402)	(408)	(584)	—	(17,394)

Income (loss) from continuing operations before income taxes	(42,512)	7,427	14,153	(4,721)	(25,653)
Provision for income taxes	—	4,316	3,477	—	7,793

Income (loss) from continuing operations	(42,512)	3,111	10,676	(4,721)	(33,446)
Loss from discontinued operations, net of provision for income taxes	(12,428)	(599)	(8,467)	—	(21,494)

Net income (loss)	$(54,940)	$2,512	$2,209	$(4,721)	$(54,940)

	Nine Months Ended September 30, 2006
		WUSAI	Non-
	Parent	(Guarantor)	Guarantors	Eliminations	Consolidated
Contract revenue	$—	$219,027	$159,326	$(26,172)	$352,181
Operating expenses:
Contract	1	177,868	142,759	—	320,628
Depreciation and amortization	—	5,930	3,250	—	9,180
General and administrative	6,354	39,311	13,640	(26,172)	33,133

	6,355	223,109	159,649	(26,172)	362,941

Operating loss	(6,355)	(4,082)	(323)	—	(10,760)
Other income (expense):
Equity in loss of consolidated subsidiaries	(53,569)	—	—	53,569	—
Interest – net	(4,922)	(698)	(512)	—	(6,132)
Other – net	(1)	(14)	120	—	105

Loss from continuing operations before income taxes	(64,847)	(4,794)	(715)	53,569	(16,787)
Provision for income taxes	—	361	1,450	—	1,811

Loss from continuing operations	(64,847)	(5,155)	(2,165)	53,569	(18,598)
Income (loss) from discontinued operations, net of provision for income taxes	—	1,800	(48,049)	—	(46,249)

Net loss	$(64,847)	$(3,355)	$(50,214)	$53,569	$(64,847)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2007
		WUSAI	Non-
	Parent	(Guarantor)	Guarantors	Eliminations	Consolidated
Net cash used in operating activities of continuing operations	$(12,329)	$(6,850)	$(3,450)	$—	$(22,629)
Net cash provided by (used in) operating activities of discontinued operations	(2,128)	(599)	5,707	—	2,980

Cash provided by (used in) operating activities	(14,457)	(7,449)	2,257	—	(19,649)
Cash flows from investing activities:
Proceeds from sale of discontinued operations, net	105,568	—	—	—	105,568
Purchases of property, plant and equipment	—	(10,613)	(5,277)	—	(15,890)
Acquisition of Midwest	(24,154)	—	—	—	(24,154)
Proceeds from sales of property, plant and equipment	—	1,393	35	—	1,428

Cash provided by (used) in investing activities of continuing operations	81,414	(9,220)	(5,242)	—	66,952
Cash provided by (used in) investing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) investing activities	81,414	(9,220)	(5,242)	—	66,952
Cash flows from financing activities:
Loss on early extinguishment of debt	(12,993)	—	—	—	(12,993)
Proceeds from issuance of common stock, net	1,519	—	—	—	1,519
Advances from (repayments to) parent/affiliates	(42,684)	27,281	15,403	—	—
Repayment of bank and other debt	—	(8,647)	(18)	—	(8,665)
Payments on capital leases	—	(5,428)	(2,079)	—	(7,507)
Costs of debt issuance and other	(546)	(253)	—	—	(799)

Cash provided by (used in) financing activities of continuing operations	(54,704)	12,953	13,306	—	(28,445)
Cash provided by (used in) financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(54,704)	12,953	13,306	—	(28,445)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,208	—	2,208

Cash provided by (used in) all activities	$12,253	$(3,716)	$12,529	$—	$21,066

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Parent, Guarantor and Non-Guarantor Condensed Consolidating Financial Statements (continued)
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2006
		WUSAI	Non-
	Parent	(Guarantor)	Guarantors	Eliminations	Consolidated
Net cash used in operating activities of continuing operations	$(6,940)	$(3,533)	$(2,244)	$—	$(12,717)
Net cash used in operating activities of discontinued operations	—	(880)	(58,705)	—	(59,585)

Cash used in operating activities	(6,940)	(4,413)	(60,949)	—	(72,302)
Cash flows from investing activities:
Proceeds from sale of discontinued operations, net	—	25,082	7,000	—	32,082
Purchases of property, plant and equipment	—	(2,242)	(10,147)	—	(12,389)
Increase in restricted cash	(1,500)	—	—	—	(1,500)
Proceeds from sales of property, plant and equipment	—	—	8,243	—	8,243

Cash provided by (used in) investing activities of continuing operations	(1,500)	22,840	5,096	—	26,436
Cash used in investing activities of discontinued operations	—	—	(2,191)	—	(2,191)

Cash provided by (used in) investing activities	(1,500)	22,840	2,905	—	24,245
Cash flows from financing activities:
Proceeds from issuance of convertible notes	19,500	—	—	—	19,500
Proceeds from issuance of common stock, net	2,226	—	—	—	2,226
Advances from (repayments to) parent/affiliates	(52,714)	(6,741)	59,455	—	—
Repayment of bank and other debt	—	(9,519)	(36)	—	(9,555)
Costs of debt issuance and other	(4,296)	—	(34)	—	(4,330)

Cash provided by (used in) financing activities of continuing operations	(35,284)	(16,260)	59,385	—	7,841
Cash provided by financing activities of discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(35,284)	(16,260)	59,385	—	7,841
Effect of exchange rate changes on cash and cash equivalents	—	—	(241)	—	(241)

Cash provided by (used in) all activities	$(43,724)	$2,167	$1,100	$—	$(40,457)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Subsequent Events
Acquisition
     On October 31, 2007, WGI, Willbros USA, Inc., a subsidiary of WGI, and the shareholders of Integrated Service Company LLC (“InServ”) entered into a share purchase agreement (“InServ SPA”), pursuant to which the Company will acquire all of the issued and outstanding equity interests of InServ for $225,000 (“InServ Purchase Price”), consisting of $202,500 payable in cash at closing and 637,475 shares of the Company’s common stock having a value of $22,500 (determined by the average closing price of common stock over the 20 trading days ending on the second trading day before the execution of the InServ SPA). The cash portion of the closing price will be subject to a post-closing adjustment to account for any change in InServ’s working capital from a predetermined target to InServ’s actual working capital on the closing date. A total of $20,000 of the cash portion of the purchase price will be placed into escrow for a period of 18 months and released from escrow in one-third increments on each of the six-month, 12-month and 18-month anniversaries of the closing date. The escrowed cash will secure performance of the shareholders’ obligations under the InServ SPA, including working capital adjustments and indemnification obligations for breaches of the shareholders’ representations, warranties and covenants included in the InServ SPA. The InServ SPA contains customary representations, warranties, covenants and indemnification provisions.
     As a condition of the InServ SPA, the Company shall obtain the necessary financing to fund the InServ Purchase Price. The Company anticipates financing the cash portion of the InServ Purchase Price through a public offering of its common stock. Closing of this acquisition is subject to other typical closing conditions and necessary regulatory approvals. The Company expects to close the offering and this acquisition in the fourth quarter of 2007.
     Headquartered in Tulsa, Oklahoma, InServ is a fully integrated downstream contractor with a highly experienced management team averaging over 30 years of industry experience. InServ’s core competencies include turnkey project services through program management, engineering, procurement and construction services. Additionally, InServ provides services for the overhaul of high utilization fluid catalytic cracking units, the main gasoline-producing unit in refineries. InServ also provides similar overhaul services for other refinery process units as well as specialty services associated with welding, piping, and process heaters. Additionally InServ manufactures specialty components such as: heater coils, alloy piping, and other components which require high levels of expertise for refineries and petrochemical plants. InServ also provides multiple secondary services to its clients including tank services, safety services and heater services.
     With the acquisition, the Company will significantly expand its service offering and address the downstream market for integrated solutions on turnaround, maintenance and capital projects for the hydrocarbon processing and petrochemical industries.
     Related Party Relationships
     In early 2007, InServ retained Growth Capital Partners, L.P., an investment banking firm, to assist InServ with the possible sale of the company. John T. McNabb, II, the Company’s Chairman of the Board of Directors, is the founder and Chairman of the Board of Directors of Growth Capital Partners, which will receive a customary fee from InServ in the event that InServ is sold. Mr. McNabb and Randy R. Harl, the Company’s President and Chief Executive Officer and one of the Company’s directors, served on the InServ Board of Directors from 2006 until September 18, 2007. Messrs. McNabb and Harl resigned from the Board of Directors of InServ prior to the commencement of discussions between the Company and InServ with respect to the possible acquisition of InServ and Mr. McNabb has recused himself from providing any further advice to InServ as a principal of Growth Capital Partners. Messrs McNabb and Harl each own 3,000 shares of InServ, or individually less than 0.4 percent of the outstanding equity interests of InServ. The Company formed a special committee of the Board of Directors, consisting of all of the independent directors other than Mr. McNabb, to consider, evaluate and approve the acquisition of InServ. In addition, the special committee has obtained an opinion dated October 30, 2007 from a nationally recognized investment banking and valuation firm that the consideration to be paid by the Company in the proposed acquisition is fair to the Company, from a financial point of view.
Financing Activities
     Credit Facility
     The Company has received commitments from a group of lenders, led by Calyon, to replace its existing synthetic credit facility with a $150,000 senior secured revolving credit facility (the “2007 Credit Facility”). The 2007 Credit Facility can be increased to $200,000, subject to Calyon’s consent, on or before the second anniversary of the closing date. The 2007 Credit Facility includes more favorable rates and improved terms and conditions. The entire facility will be available for performance letters of credit and 33 percent of the facility will be available for cash borrowings and financial letters of credit. A condition precedent to close the 2007 Credit Facility is that the Company receives a minimum of $100,000 proceeds from the planned public offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 2007 and 2006, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2006.
OVERVIEW
     Business Description
     We derive our revenue from engineering; construction; and engineering, procurement and construction (“EPC”) services provided to the energy industry and government entities. Through the Company and our predecessors, we have provided services to customers in over 55 countries for almost 100 years. During the first nine months of 2007, ninety-five percent of our revenue was generated from continuing operations primarily in the United States and Canada, with 5 percent of revenue being generated in Oman. We have been active in Oman continuously since 1965 and perform maintenance activities and capital projects there. We obtain our work through competitive bidding and through negotiations with prospective clients. Contract values may range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
     Business Strategy
     Our strategy is to increase stockholder value by leveraging our competitive strengths to take advantage of the current opportunities in the global energy infrastructure market and position ourselves for sustained long–term growth. Core tenets of our strategy include:
Focus on managing risk. Led by our new management team, we have implemented a core set of business conduct, practices and policies which have fundamentally improved the risk profile of the Company. We have implemented our risk management policy by exiting higher risk countries, increasing our activity levels in lower risk countries, diversifying our service offerings and end markets, practicing conservative financial management and limiting contract execution risk. Risk management is emphasized throughout all levels of the organization and covers all aspects of a project from strategic planning, prospect identification and qualification and bidding to contract management and financial reporting. We have implemented an improved business acquisition process and enhanced risk assessment and believe these processes will enable us to more effectively evaluate, structure and execute future projects, thereby increasing our profitability and reducing our execution risk.
• Focus resources in markets with the highest risk-adjusted return. North America currently offers us the best risk-adjusted returns and the majority of our resources are focused on this region. However, we continue to seek international opportunities which can provide superior risk-adjusted returns and believe our extensive international experience is a competitive advantage. We believe that markets in North Africa and the Middle East may offer attractive opportunities for us given mid-and long-term industry trends, and we have relevant experience in these regions. Since August of 2006, we have exited Bolivia, Ecuador, Nigeria and Venezuela to reduce our exposure to political and security risks and we have redeployed the proceeds from the sale of assets in these countries to North America, where we have acquired Midwest, a mainline pipeline constructor in Canada, and we also have acquired additional capital equipment to participate in the financially attractive energy markets. We have planned the Integrated Services Company, LLC (“Inserv”) acquisition to diversify our service offerings and to generate a more continuous and consistent revenue stream to offset the lumpiness of pipeline construction projects. The August 2007 Global Settlement Agreement (“GSA”) with Ascot, the purchaser of our Nigeria interests, settled most of the remaining contractual issues, including working capital adjustments, and eliminated any future obligations under the indemnity provisions of the Share Purchase Agreement except as provided in the GSA.

• Maintain a prudent contract portfolio. Our current contract portfolio is comprised of over 75 percent cost–reimbursable work which provides for a more equitable distribution of risk between us and our customers. While the strong current market conditions have been beneficial in transitioning our backlog away from higher risk fixed price contracts, we intend to maintain a balanced risk–to–reward portfolio going forward. New processes and procedures have been implemented to rigorously evaluate the characteristics of prospective projects including the contractual terms and conditions such as the required financial instruments, corporate guarantees, payment terms, and project cash flows.

• Ethical business practices. Willbros demands that all of its employees and representatives conduct the business of the Company in accordance with the highest ethical standards — in compliance with applicable laws, rules and regulations, with honesty and integrity, and in a manner which demonstrates respect for others. Willbros’ tradition of “doing the right thing” and abiding by the rule of law is reflected in its longstanding “Code of Business Conduct and Ethics”. The sale of the Nigeria interests not only removed our presence from a problematic and otherwise corrupt business environment, but we have also reduced residual risks and uncertainties related to Nigeria through our reaching of an agreement in principle to settle the DOJ and SEC investigations into possible violations of the Foreign Corrupt Practices Act.
Leverage core service expertise into additional full EPC contracts. Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies to the benefit of both our customers and our company. In performing integrated EPC contracts, we establish ourselves as overall project managers from the earliest stages of project inception and are therefore better able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution while for us, these contracts often yield higher profit margins on the engineering and construction components of the contract compared to stand alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture both the engineering and construction components of these projects. Our recent award of an EPC project to expand pipeline pump stations serving Marathon Oil Company’s Garyville, La. Refinery was derived from an engineering frame agreement, which allowed multiple awards under a single contract. InServ provides a similar total project responsibility solution to its addressable market which is complementary to our EPC service offering.
Leverage core capabilities and industry reputation into broader service offering. We believe our market is characterized by increasingly larger projects and a constrained resource base. Potential customers are invoking buying criteria which are value-driven rather than price-driven. Our established platform and track record strongly position us to capitalize on this trend by leveraging our expertise into a broader range of related service offerings. While we currently provide a number of discrete services to both our core and other end-markets, we believe additional opportunities exist to expand our core capabilities through both acquisitions and internal growth initiatives. We strive to leverage our project management, engineering and construction skill sets to establish additional service offerings along the energy project value–chain such as instrumentation and electrical services, turbo-machinery services, environmental services and pipeline system integrity services. We expect this approach to enable us to attract more critical service resources in a tight market for both qualified personnel and critical equipment resources, establishing us as one of the few contractors able to do so. We believe the InServ acquisition will open more opportunities in the downstream markets such as tank construction and refinery engineering services.
Pursue financial flexibility. Increasingly larger projects and the complex interaction of multiple projects underway simultaneously require us to have the financial flexibility to meet material, equipment and personnel needs to support our project commitments. We desire to use our credit facility for performance letters of credit, financial letters of credit and cash borrowings. We focus on strengthening our balance sheet to enable us to achieve the best terms and conditions for our credit facilities and bonding capacities, and our continued emphasis is on the maintenance of a strong balance sheet to maximize flexibility and liquidity for the development and growth of our business. We also employ rigorous cash management processes to ensure the continued improvement of cash management, including processes focused on improving contract terms as they relate to project cash positions.
     Market Demand
     We believe the fundamentals supporting the demand for engineering, construction and EPC services for the energy industry, particularly for pipeline services in North America, will continue to be strong for the next two to five years. Many positive developments reinforce our view. Capital spending for the exploration and production sector of the energy industry is expected to exceed $310 billion in 2007; this additional investment is expected to drive new pipeline infrastructure development. Additionally, according to an October 2007 Douglas-Westwood study, planned onshore pipeline construction capital investment is estimated to be approximately $180 billion for the 2008 to 2012 time frame. Forecasted capital expenditures on new bitumen production and processing facilities in the oil sands region of western Canada are expected to exceed $90 (C$100) billion through 2015, as production levels are increased from approximately one million barrels per day presently to more than three million barrels per day in 2015. Recent industry articles have highlighted the need for new, large crude oil export pipelines from Canada to the United States and to export facilities on the west coast. In the United States, new gas production in the Rocky Mountain region has generated plans for gas pipelines to the West Coast, Midwest and East Coast. In the southwestern United States, pipeline infrastructure build-out is now underway to link new gas sources in the Barnett, Woodford and Fayetteville shales to premium markets in Florida and the Northeast. Liquefied natural gas is also expected to bring more opportunities to Willbros, both in North America and in other producing/exporting countries.

     The engineering market in North America continues to be capacity constrained. We are selectively accepting assignments that offer higher margins and better contract terms, and position us for EPC assignments. Our engineering operations are currently operating at full capacity, constrained by the availability of qualified personnel. We opened our newest engineering office in Kansas City, Missouri in the second quarter of 2007. Our overall Engineering headcount increased by 128 in 2007, allowing us to continue to take advantage of the demand for engineering services. We continue to evaluate several foreign locations to expand our engineering resource base. We believe the high level of engineering activity is a precursor to higher levels of construction activity in North America.
     North America’s demand for our services is demonstrated by our near-record backlog at September 30, 2007 of $1,098,884 that has grown 82.5 percent from the $602,272 backlog reported at December 31, 2006. More importantly, the composition of our backlog has moved to predominantly (75 percent) cost reimbursable contracts, which are lower risk contracts. At December 31, 2006, cost reimbursable contracts in backlog were only 45 percent of the total backlog. We have now replaced the entire backlog from Nigeria with lower risk backlog in North America. The majority of the backlog additions are in the U.S. portion of our Construction segment and these are on much better terms, primarily a cost reimbursable basis versus fixed price, resulting in a much lower risk profile for the U.S. portion of this segment. We also now see opportunities to contract work in our EPC segment on cost reimbursable basis. Notably, our visibility extends into 2009, with our current capacity for mainline pipeline construction in the U.S. substantially booked through the first quarter of 2009.
     In addition to the increased demand for our pipeline engineering services, our recent awards for pipeline and station construction projects in North America reinforce our belief that our ability to obtain improved terms and conditions and better pricing will continue in 2007 and beyond. Recent awards support our belief that customers recognize the imbalance in the supply and demand for pipeline engineering and construction, and will offer better terms and conditions, resulting in lower risk to us, to control pricing increases for our services and to ensure availability of our services.
     Significant Business Developments
     InServ Acquisition
     On October 31, 2007 we entered into a share purchase agreement (“InServ SPA”) to acquire InServ, based in Tulsa, Oklahoma for $225,000 (“InServ Purchase Price”). With the acquisition of InServ, we will significantly expand our service offering which will allow us to address the downstream market for integrated solutions on turnaround, maintenance and capital projects for the hydrocarbon processing and petrochemical industries. InServ is a fully integrated downstream contractor with a highly experienced management team averaging over 30 years of industry experience. InServ’s core competencies include turnkey project services through program management and EPC services, which aligns with and complements the Willbros EPC service offering. Additionally, InServ is one of five contractors in the US that provide services for the overhaul of high utilization fluid catalytic cracking units, the main gasoline-producing unit in refineries. These units, which operate continually, are overhauled on a three to five year schedule. InServ has performed projects for 60 of 149 operable refineries in the United States, providing a balanced suite of services to a customer list which includes Valero, ChevronTexaco, Marathon, ExxonMobil, BP and ConocoPhillips. Approximately 80 percent of InServ’s current services offering are spread among six primary services: Construction, Construction and Turnaround, Field, Manufacturing, Tank, and Turnkey Project Services; the largest and smallest shares of revenue being greater than 20 percent and 9 percent respectively. InServ also provides similar overhaul services for other refinery process units as well as specialty services associated with welding, piping, and process heaters. Additionally InServ manufactures specialty components such as: heater coils, alloy piping, and other components which require high levels of expertise for refineries and petrochemical plants.
     Since its founding in 1994, InServ has generated 11 years of consistent growth and is in the midst of a market with strong fundamental drivers including record oil prices and demand for hydrocarbon derivatives. We believe much of the growth in the market addressed by InServ is driven by a shift to heavier and more sour crude streams and the tight labor market which is leading to greater outsourcing of refinery services. InServ has also benefited from the shift to more cost reimbursable contract terms and conditions as evidenced by approximately three quarters of its current contract backlog being cost reimbursable. We also believe there may be opportunities for growth through selective and strategic acquisitions of businesses or assets complementary to the current suite of its services.

     We anticipate financing the cash portion of the purchase price through the public offering of our common stock.
     Resolution of regulatory matters
     We have reached an agreement in principle with representatives of the DOJ, subject to approval by the DOJ, to settle its previously disclosed investigation into possible violations of the FCPA. In addition, the Company has reached an agreement in principle with the staff of the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from our former operations in Bolivia, Ecuador and Nigeria.
     As a result of the agreements in principle, we have increased the accrual related to these investigations by $8,300 in the third quarter of 2007, bringing the aggregate liability for those matters to $32,300. Additional information is provided in the Note 13 — Contingencies, Commitments, and Other Circumstances located in the Notes to Condensed Consolidated Financial Statements and in Part II. Other Information, Item 1.A — Risk Factors.
     Canada Pipeline Construction Company Acquisition
     On July 1, 2007, we acquired the assets and operations of Midwest Management (1987) Ltd. (“Midwest”). Midwest provides pipeline construction, rehabilitation and maintenance, water crossing installations or replacements, and facilities fabrication to the oil and gas industry, predominantly in western Canada. The total purchase amount was $24,154, consisting of $22,793 in purchase price and approximately $1,361 in deal costs.
     U.S. Construction Major Contract
     We have been awarded a $303,000 installation contract for the construction of three segments of the Midcontinent Express Pipeline by Midcontinent Express Pipeline LLC, a joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners. The three segments will traverse Oklahoma and Texas and are comprised of approximately 257 miles of 42-inch pipeline. The projected start date for the project is third quarter of 2008.
     Induced 6.5% Note Conversions
     The 6.5% Notes were converted in part in May of 2007 under four transactions resulting in $52,450 in aggregate principal amount being converted into 2,987,582 shares of the Company’s common stock. We made aggregate cash payments to the holders of $12,720, plus $1,481 in accrued interest for the current interest period. Loss on early extinguishment of debt for all transactions totaled $15,375, including related debt issue costs. This conversion strengthened our balance sheet, improved our debt to equity ratio at September 30, 2007, to 1.31 to 1 and enhances our ability to secure the financial instruments required of us by some of our customers. A stronger balance sheet positions us for more and larger projects and is a competitive advantage in today’s tight market.
     Credit Facility
     As discussed above, we have received commitments from a group of lenders to replace our existing synthetic credit facility with the 2007 Credit Facility. The 2007 Credit Facility includes more favorable rates and improved terms and conditions and is expected to generate a minimum of approximately $2,000 of annual costs savings beginning in the first year. A condition precedent to close the 2007 Credit Facility is that the Company receives a minimum of $100,000 proceeds from the planned public offering of our common stock. We expect to close the facility concurrent with the planned public offering of our common stock.

     Financial Summary (continuing operations)
     For the quarter ended September 30, 2007, we had income from continuing operations of $10,272 or $0.36 per basic share and $0.32 per diluted share on revenue of $246,716. This compares to a loss of $4,965 or $0.23 per share on revenue of $125,466 for the same quarter of 2006. During the quarter, we reduced the continuing operations accrual for Government fines by $2,000 based on the agreements in principle with the SEC and DOJ.
     Revenue of $246,716 for the third quarter of 2007 represents a $121,250 (96.6%) increase over the revenue for the same period in 2006. The Construction (increased $102,780 or 112.7%) and EPC (increased $13,102 or 93.3%) segments were the drivers for this revenue growth.
     Contract income increased $27,579 (228.9%) to $39,627 in the third quarter of 2007 as compared to $12,048 in the same quarter of 2006 due to increased activity and improvement in contract margin in the Construction and Engineering segments. Overall contract margin in the third quarter of 2007, as compared to the third quarter of 2006, increased 6.5 percentage points to 16.1% from 9.6%. The Engineering segment had margin improvement of 11.1 percentage points, Construction improved margin by 6.7 percentage points and EPC margin improved 3.3 percentage points.
     Depreciation and amortization increased $2,192 (67.1%) to $5,457 in the third quarter of 2007 from $3,265 in the third quarter of 2006. All of the increase is attributed to the Construction segment and is a result of increased capital spending, primarily on construction equipment to support the revenue growth. The acquisition of Midwest accounted for $779 of the increase.
     G&A expenses increased $6,356 (57.3%) to $17,448 in the third quarter of 2007 from $11,092 in the third quarter of 2006. Corporate G&A increased $3,674 and Business Unit G&A increased $2,682. The primary driver for the increase is the increase in business activity reflected in the higher revenue numbers. As a percent of revenue, G&A decreased to 7.1% for the quarter compared to 8.8% for the same quarter of 2006.
     Non-Operating
     We recorded income tax expense of $6,081 on income before income taxes from continuing operations of $16,353 resulting in an effective income tax rate of 37.2%.
     Discontinued Operations
     For the third quarter of 2007, the loss from discontinued operations was $9,126 or $0.32 per basic share compared to a loss of $17,136 or $0.80 per basic share in the third quarter of 2006. For the nine months ended September 30, 2007, the loss from discontinued operations was $21,494 or $0.78 per basic share compared to a loss of $46,249 or $2.15 per basic share for the nine months ended September 30, 2006. For the third quarter of 2007, the net loss was comprised primarily of the accrual of a settlement amount due to the SEC under an agreement in principle of $10,300, consisting of $8,900 for profit disgorgement plus $1,400 of pre-judgment interest thereon. The profit disgorgement was specifically attributable to one of our Nigerian projects, and is therefore classified as discontinued operations. For the year to date, the results of discontinued operations are comprised of 38 days of our operations in Nigeria, the gain on the sale of our Nigeria assets and operations, the accrual for profit disgorgement and pre-judgment interest thereon, and 213 days of service provided under the Transition Services Agreement (“TSA”).
     Transition Services Agreement
     Concurrent with the sale of our Nigeria assets and Nigeria based operations, we entered into a two-year TSA with Ascot Offshore Nigeria Limited (“Ascot”). Under the agreement, we were primarily providing labor in the form of seconded employees to work under the direction of Ascot, and Company owned equipment. Ascot has agreed to reimburse us for the seconded employee transition services costs. There remain unresolved issues related to the use of the Company owned equipment. The Company and Ascot are working toward resolution of these issues. The Company has not recorded a receivable related to the use of the equipment. Through September 30, 2007, total reimbursable costs totaled approximately $21,582. The after-tax residual net loss from providing these transition services is $370, or less than 2% of the incurred costs for the nine months ended September 30, 2007. Both the Company and Ascot are working to shift the transition services provided by us to direct services secured by Ascot.
     As previously discussed, the Company has made available certain equipment to Ascot for its use. This equipment was not sold to Ascot under the Agreement. Through September 30, 2007 the Company has not resolved with Ascot the rental rates for this equipment for the period February 8, 2007 through September 30, 2007. As agreed in the GSA, on September 14, 2007, the Company received an appraisal for this equipment; the fair-value of the equipment was $8,477. The Company’s net book value for this equipment at September 30, 2007 is $2,377. This equipment is comprised of construction equipment, rolling stock, and generator sets. The Company and Ascot are working to resolve the issue of rental equipment, either through cash settlement or though an exchange of equipment.
     Global Settlement Agreement (”GSA”)
     On September 7, 2007, the Company finalized the GSA with Ascot. The significant components of the agreement include:
•	A reduction to the purchase price of $25,000;

•	Ascot agreed to provide supplemental backstop letters of credit in the amount of $20,322 issued by a non-Nigerian bank approved by the Company;

•	Ascot provided specific indemnities related to two ongoing projects that Ascot acquired as part of the Agreement;

•	Ascot and the Company agreed that all working capital adjustments as provided for in the Agreement were resolved; and

•	Except as provided in the GSA, Ascot and the Company waived all of their respective rights and obligations relating to indemnifications provided in the February 7, 2007 Share Purchase Agreement concerning any breach of a covenant or any representation or warranty.
     By finalizing the GSA with Ascot, we have further reduced our risk profile in West Africa. The reduction to the purchase price was offset with amounts owed us by Ascot of $13,924. This resulted in a net payment to Ascot of $11,076, and has eliminated any risk of the collection on amounts owed to us under the TSA through September 30, 2007. With Ascot providing non-Nigerian backstop bank letters of credit that we have ready access to, we believe the risk to us of incurring losses from calls being made on our outstanding letters of credit is minimized. However, during the transition from us to Ascot their operations in Nigeria have continued to be impacted by the same difficulties that led to our exit from Nigeria, as well as by additional challenges. Ascot’s continued willingness and ability to perform our former projects in West Africa are important ingredients to further reducing our risk profile in Nigeria and elsewhere in West Africa. As such, it was important to receive additional assurances from Ascot related to ongoing projects because of our continuing parent guarantees on those projects. To date no claims have been made against our parent guarantees. The GSA also resolves all working capital adjustment issues between us and Ascot. In resolving the working capital adjustment, we were able to relieve assets and liabilities from our books that we felt would have been components of any working capital adjustment. The completion of the GSA allows us to recognize a gain on the transaction of $183. It also allows our management to move even closer to putting the Ascot transaction and our exit from Nigeria behind us and focus on better risk-adjusted opportunities.
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
     The following modifications to generally accepted accounting principles are currently being reviewed for their impact upon adoption effective with our fiscal year ended December 31, 2008.
•	SFAS No. 157, “Fair Value Measurements”,

•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.

OTHER FINANCIAL MEASURES
EBITDA
     We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA from continuing operations for the nine months ended September 30, 2007 was $(10,311) as compared to $(1,475) for the same period in 2006, an $8,836 (599.1%) decrease. EBITDA for the nine months ended September 30, 2007, includes a $22,000 charge estimated for DOJ fines and a $15,375 charge for the early extinguishment of $52,450 in aggregate principal amount of our 6.5% Notes.
     A reconciliation of EBITDA from continuing operations to GAAP financial information follows:

	Nine Months Ended
	September 30,
	2007	2006
Net loss from continuing operations	$(33,446)	$(18,598)
Interest, net	2,119	6,132
Provision for income taxes	7,793	1,811
Depreciation and amortization	13,223	9,180

EBITDA	$(10,311)	$(1,475)

BACKLOG
     In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but on capturing quality backlog with margins commensurate with acceptable levels of risks.

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Backlog
Construction	$883,365	80.4%	$320,461	53.2%
Engineering	89,527	8.1%	92,956	15.4%
EPC	125,992	11.5%	188,855	31.4%

Total, continuing operations	1,098,884	100.0%	602,272	100.0%
Discontinued operations	—		406,780

Total backlog	$1,098,884		$1,009,052

     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Backlog from continuing operations at September 30, 2007 and December 31, 2006 was $1,098,884 and $602,272, respectively, representing an 82.5 percent increase. The increase in backlog is primarily due to the award of the Midcontinent Express project, the SouthEast Supply Header contract, the ETC Farrar to Groveton project, and the Suncor Steep Bank project. These increases were offset by backlog work-off of $610,136 through the first nine months of 2007. We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, contracts awarded and completed within a reporting period will not be reflected in backlog. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation, or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.
     Backlog for Discontinued Operations was $406,780 at December 31, 2006, consisting of backlog related to our Nigeria operations that were sold in February 2007.

RESULTS OF OPERATIONS
     Our contract revenue and contract costs are significantly impacted by the capital budgets of our clients and the timing and location of development projects in the energy industry worldwide. Contract revenue and cost variations by segment from year to year are the result of: (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of demand for our services.
     Our ability to be successful in obtaining and executing contracts outside the U.S. can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Contract Revenue
     Contract revenue increased $121,250 (96.6%) to $246,716 due to increases in all segments. A quarter-to-quarter comparison of revenue is as follows:

	Three Months Ended September 30,
				Percent
	2007	2006	Increase	Change
Construction	$193,984	$91,204	$102,780	112.7%
Engineering	25,584	20,216	5,368	26.6%
EPC	27,148	14,046	13,102	93.3%

Total	$246,716	$125,466	$121,250	96.6%

     Construction revenue in 2007 increased over the prior year by $102,780 driven primarily by increases of $68,295 in U.S. construction mainly related to three new major projects; $31,904 in Canada related to the addition of a major project and $2,580 in Oman.
     Engineering revenue increased $5,368 due to increased billable hours (both headcount and utilization).
     EPC revenue increased $13,102 as the result of an improved mix of new projects and a significant increase in activity on our largest EPC project.
Contract Income
     Contract income increased $27,579 (228.9%) to $39,627 in the third quarter of 2007 as compared to the same quarter in 2006. A quarter-to-quarter comparison of contract income is as follows:

	Three Months Ended September 30,
		% of		% of		Percent
	2007	Revenue	2006	Revenue	Increase	Change
Construction	$30,580	15.8%	$8,292	9.1%	$22,288	268.8%
Engineering	6,550	25.6%	2,924	14.5%	3,626	124.0%
EPC	2,497	9.2%	832	5.9%	1,665	200.1%

Total	$39,627	16.1%	$12,048	9.6%	$27,579	228.9%

     Construction contract income increased over 2006 by $22,288 driven primarily by increases in activity for U.S. construction of $17,715 and an increase in Canada of $1,347 and an increase in Oman of $2,348 related to an increase in activity for oilfield services while indirect contract cost decreased $878 due to the consolidation of equipment and overhead support functions.
     Engineering contract margin improved 11.1 percentage points in the third quarter of 2007 compared to the third quarter of 2006 accounting for $2,850 of the $3,626 increase. The margin improvement was driven by increased demand for our engineering services allowing for higher pricing combined with a more favorable mix of company versus subcontractor and third party resources.
     EPC realized a 3.3 percentage point increase in contract margin, which when combined with the increased revenue resulted in a $1,665 increase in contract income.
Other Operating Expenses
     Depreciation and amortization increased $2,192 (67.1%) to $5,457 in the third quarter of 2007 from $3,265 in the same quarter of last year primarily due to increasing our equipment fleet in the last half of 2006 through the third quarter of 2007, utilizing a combination of capital leases and equipment purchases. In the third quarter of 2007, we added $4,655 of equipment through capital leases, $7,952 of equipment through purchases and $14,873 in depreciable assets though the acquisition of Midwest.

     G&A expenses increased $6,356 (57.3%) to $17,448 in the third quarter of 2007 from $11,092 in the third quarter of 2006. Corporate G&A increased $3,674 and business unit G&A increased $2,682. Salaries and benefits increased $2,473 as a result of increased staff at corporate and the segments supporting increased business activity and as a result of increases in stock compensation, and bonuses. Process and travel expenses increased $875 as a result of increased activity. Consulting expense increased $586 primarily at the corporate headquarters due to continued work on the SEC and DOJ investigation, enhancements to the accounting system, and increased risk management activities. Bank charges increased $697 and accounting and audit expense increased $649.
     Government fines from continuing operations include a $2,000 reduction to $22,000 based on our agreements in principle with the SEC and DOJ.
Non-Operating Items
     Interest income increased to $1,029 in the third quarter of 2007 from $337 in the same quarter last year. The $692 (205.3%) increase is due to interest income earned on the $125,068 in net proceeds received as a result of the sale of the Nigeria assets and operations. The proceeds were received in the first quarter of 2007. Since the first quarter a decreasing trend of interest income resulted from lower cash balances, including $24,154 used for the Midwest acquisition.
     Interest expense decreased to $2,071 in the third quarter from $3,046 in the same quarter of last year. The $975 (32.0%) reduction in interest expense was driven primarily by the $52,450 reduction in the outstanding principal amount of the 6.5% Notes, as a result of their conversion to common stock in the second quarter of 2007.
     Other – net resulted in an expense of $1,327 in the third quarter of 2007 compared to income of $432 in the same quarter of last year. The third quarter of 2007 included a $1,071 charge related to the settlement of a lawsuit with a vendor. The third quarter of 2006 includes gains on sales of property, plant and equipment of $522, all related to the sale of Canadian real estate and other equipment.
     Income tax – We recognized $6,081 of income tax expense on income from continuing operations of $16,353 before income taxes for the three months ended September 30, 2007. During the third quarter of 2006, we recorded income tax expense of $379 on a loss from continuing operations of $4,586 for the three months ended September 30, 2006. The Company, during the third quarter 2007, recognized increased income tax expense due to improved financial performance in the U.S.
     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Contract Revenue
     Contract revenue from continuing operations increased $257,987 (73.3%) to $610,168 due primarily to an increase in the Construction segment. A year-to-date comparison of revenue is as follows:

	Nine Months Ended September 30,
				Percent
	2007	2006	Increase	Change
Construction	$476,638	$257,587	$219,051	85.0%
Engineering	66,040	55,621	10,419	18.7%
EPC	67,490	38,973	28,517	73.2%

Total	$610,168	$352,181	$257,987	73.3%

     Construction revenue increased by $219,051 driven primarily by the increase in U.S. construction of $148,342 and an increase in revenues in Canada of $53,358 related to the addition of a major project and an increase in Oman of $17,351.

     Engineering revenue increased $10,419 due to an increase in billable hours (both headcount and utilization). Work on new contacts, since the third quarter of 2006, accounted for $14,406 of revenue, while existing contracts contributed approximately $51,634 of revenue.
     EPC revenue increased $28,517 primarily as the result of a significant increase in activity on our largest EPC project.
Contract Income
     Contract income increased $39,825 (126.2%) to $71,378 in the first three quarters of 2007 as compared to the same period in 2006. A period-to-period comparison of contract income is as follows:

	Nine Months Ended September 30,
		% of		% of		Percent
	2007	Revenue	2006	Revenue	Increase	Change
Construction	$48,672	10.2%	$19,415	7.5%	$29,257	150.7%
Engineering	16,874	25.6%	9,023	16.2%	7,851	87.0%
EPC	5,832	8.6%	3,115	8.0%	2,717	87.2%

Total	$71,378	11.7%	$31,553	9.0%	$39,825	126.2%

     The contract income increase was a function of significantly higher contract revenues as discussed above and slightly better margins.
     Construction contract income increased $29,257 over 2006 despite the negative impact on contract income and margins experienced in the first six months of 2007 due to sustained inclement weather. U.S. construction increased $12,756, Canada increased $10,354, mainly due to the addition of a major project in 2007, while Oman increased $2,965 related to increased activity in oilfield services, while indirect contract cost decreased $3,182 due to the consolidation of equipment and overhead support functions.
     Engineering contract income increased $7,851 on contract margins that increased 9.3 percentage points during the first nine months of 2007 as compared to the first nine months of 2006. As previously indicated, this improvement was driven by an increased mix of company direct labor versus third party and subcontractor services. The higher mix of in-house labor, improved utilization and higher headcount are characteristics of the strong demand for engineering work and our success of hiring and retaining in-house engineers.
     EPC contract income increased $2,717 on increased revenues and a slight margin percent improvement.
Other Operating Expenses
     Depreciation and amortization increased $4,043 (44.0%) to $13,223 in the first nine months of 2007 from $9,180 in the same period last year primarily due to our increase in plant, property, and equipment throughout the last half of 2006 and the first half of 2007 through capital leases and direct purchase. For the first nine months of 2007, we added $29,780 of equipment through capital leases and $15,890 of equipment through purchases along with $14,873 in depreciable assets from the acquisition of Midwest.
     G&A expenses increased $9,162 (27.7%) to $42,295 in the first nine months of 2007 from $33,133 in the same period of last year. Corporate G&A increased $5,937 and business unit G&A increased $3,225. Salaries and benefits increased $4,018 as a result of additional staff supporting increased business activity and as a result of increases in stock compensation, and bonuses. Consulting expense increased $1,076 primarily at the corporate headquarters due to continued work on the SEC and DOJ investigation, enhancements to the accounting system and increased risk management activities. Bank charges increased $1,762 and accounting and auditing fees increased $849. Process and travel increased $592.
     Government fines include $22,000 based on the agreements in principle with the SEC and DOJ.
Non-Operating Items
     Interest income – increased to $4,433 in the nine months of 2007 from $1,350 in the first nine months of last year. The $3,083 (228.4%) increase is due primarily to interest income earned on the $125,068 in proceeds received in the first quarter of 2007 from the sale of the Nigeria assets and operations.

     Interest expense – decreased to $6,552 in the first nine months of 2007 from $7,482 in the first nine months of last year. The $930 (12.4%) decrease in interest expense was driven primarily by a $52,450 reduction in the outstanding principal amount of the 6.5% Notes as a result of their conversion to common stock in the second quarter of 2007, partially offset by the addition $28,550 in capital leases.
     Other – net resulted in an expense of $2,019 in the first nine months of 2007 compared to income of $105 in the same period last year. The $2,124 (2,022.9%) increase is a result of a $997 registration delay penalty related to privately placed shares of common stock, a $350 settlement associated with an ongoing dispute related to an engineering project, offset by the $1,051 gain on the sale of land, buildings, and equipment in Houston, Texas. Also reflected in the increased expense is a $1,071 charge related to the settlement of a lawsuit with a vendor.
     Loss on early extinguishment of debt – we induced conversion of approximately $52,450 (62.1%) of aggregate principal amount of our 6.5% Notes resulting in the recognition of a loss on early extinguishment of debt of $15,375.
     Income tax – We recognized $7,793 of income tax expense on a loss of $25,653 before income taxes in the nine months ended September 30, 2007 compared to income tax expense of $1,811 on a loss from continuing operations of $16,787 for the nine months ended September 30, 2006. The circumstances that gave rise to the Company recording tax provisions while incurring losses for the nine months ended September 30, 2007 and 2006 were primarily due to taxable income being generated in certain tax jurisdictions, and the Company having incurred non-deductible expenses and expenses in Panama, where the Company is domiciled, which receives no tax benefit.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the nine months ended September 30, 2007, the proceeds from the sale of our Nigeria assets and operations were our principal source of funding. We anticipate that cash on hand, future cash flows from operations and the availability of a revolving credit facility (see below) will be sufficient to fund our working capital needs in the near term. However, we are reviewing all opportunities, including accessing the public markets to the extent that market conditions and other factors permit, to provide working capital to fund our growing backlog, to strengthen our balance sheet, to meet current capital equipment requirements, and to pursue business expansion opportunities including potential acquisitions.
Additional sources and uses of capital
Financing of Pending Acquisition
     On October 31, 2007, we entered into a definitive agreement for the purchase of all of the issued and outstanding equity interests of InServ. The purchase price will be $225,000, consisting of $202,500 payable in cash at closing and Willbros Group, Inc. common stock having a value of $22,500. The cash portion of the purchase price will be subject to a post-closing adjustment to account for any change in InServ’s working capital from a predetermined target to InServ’s actual working capital on the closing date.
     We anticipate financing the cash portion of the purchase price through a public offering of our common stock.
2007 Credit Facility
     Concurrent with our planned public offering, we are replacing our current synthetic credit facility. We have received commitments from a group of lenders, led by Calyon, to replace our existing synthetic credit facility with a $150,000 senior secured revolving credit facility (the “2007 Credit Facility”) that can be increased to $200,000 with lender approval. The 2007 Credit Facility includes more favorable rates and improved terms and conditions and is expected to generate a minimum of approximately $2,000 of annual costs savings beginning in the first year. The entire facility will be available for performance letters of credit and 33 percent of the facility will be available for cash borrowings and financial letters of credit. A condition precedent to close the 2007 Credit Facility is that the Company receives a minimum of $100,000 proceeds from the planned public offering. We strive to manage our cash rigorously and have implemented processes to ensure the continued improvement of cash management, including processes focused on improving contract terms as it relates to project cash positions.

2006 Credit Facility
     On October 27, 2006, Willbros USA, Inc., a wholly-owned subsidiary of the Company, entered into a $100,000 three-year senior secured synthetic credit facility (the “2006 Credit Facility”) with a group of lenders led by Calyon New York Branch (“Calyon”). At September 30, 2007, the 2006 Credit Facility had available capacity of $19,832. We may elect to increase the total capacity under the 2006 Credit Facility to $150,000, with consent from Calyon. We have received a commitment from Calyon, which expires December 2007, to increase the capacity under the 2006 Credit Facility to $125,000. As of September 30, 2007 we have not exercised this option to extend the 2006 Credit Facility and currently anticipate that the 2007 Credit Facility will replace the 2006 Credit Facility in its entirety. Borrowings have not taken place, nor is it our present intent to use the 2006 Credit Facility for future borrowings. The 2006 Credit Facility was established primarily to provide a source for letters of credit. Unamortized costs associated with the creation of the 2006 Credit Facility of $1,463 and $1,986 are included in other assets at September 30, 2007, and December 31, 2006, respectively, and are being amortized over the three-year term of the credit facility ending October 2009.
     As of September 30, 2007, there were no borrowings outstanding under the 2006 Credit Facility and there were $80,168 in outstanding letters of credit, consisting of $59,846 issued for projects in continuing operations and $20,322 issued for projects related to Discontinued Operations. As of December 31, 2006, there were no borrowings outstanding under the 2006 Credit Facility and there were $64,545 in outstanding letters of credit, consisting of $41,920 issued for projects in continuing operations and $22,625 issued for projects related to Discontinued Operations. We are currently prohibited from borrowing under the 2006 Credit Facility due to debt incurrence restrictions of the 6.5% Notes.
     The 2006 Credit Facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and maintenance of the following financial covenants:
•	A consolidated tangible net worth in an amount of not less than the sum of $116,561 plus 50 percent of consolidated net income earned in each fiscal quarter ended after December 31, 2006;

•	A maximum senior leverage ratio of 1.00 to 1.00 for the fiscal quarter ending September 30, 2007 and for each fiscal quarter thereafter;

•	A fixed charge coverage ratio of not less than 3.00 to 1.00, for the fiscal quarter ended September 30, 2007, and for each quarter thereafter;

•	A prohibition on capital expenditures (cost of assets added through purchase or capital lease) if our liquidity falls below $50,000.
     If these covenants are violated, it would be considered an event of default entitling the lenders to terminate the remaining commitment, call all outstanding letters of credit, and accelerate any principal and interest outstanding. As of September 30, 2007;
•	Our consolidated tangible net worth was $151,934, which was approximately $35,373 in excess of the tangible net worth we were required to maintain under the credit facility;

•	We are in compliance with the maximum senior leverage ratio because we have incurred no revolving advance or other senior debt;

•	Our fixed charge coverage ratio was 6.17 to 1.00;

•	Our cash balance as of September 30, 2007 was $58,709, which allowed us to add $53,926 of fixed assets to our balance sheet during the previous 12 months.

     At September 30, 2007, we were in compliance with all of these covenants.
     Our capital planning process is focused on utilizing cash in ways that enhance the value of our company. During the nine months ended September 30, 2007, we used cash for a variety of activities including working capital needs, capital expenditures, and acquisitions.
Cash Flows
     Cash flows provided by (used in) continuing operations by type of activity were as follows for the nine months ended September 30, 2007 and 2006:

	2007	2006
Operating Activities	$(22,629)	$(12,717)
Investing Activities	66,952	26,436
Financing Activities	(28,445)	7,841
     Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash charges. As a result, changes reflected in certain accounts on the consolidated condensed statements of cash flows may not reflect the changes in corresponding accounts on the consolidated condensed balance sheets.
Operating Activities
     Operating activities of continuing operations used $22,629 of cash in the nine months ended September 30, 2007 compared to a use of $12,717 in the nine months ended September 30, 2006. Cash flows from operating activities decreased $9,912 primarily due to:

•	a decrease in cash as a result of an increase in other working capital of $41,669 due primarily to increased receivables as a result of higher revenues; and

•	an increase of $31,757 in cash generated by operations excluding non-cash charges of $33,612.
Investing Activities
     Investing activities of continuing operations provided $66,952 of cash in the nine months ended September 30, 2007 compared to providing $26,436 in the nine months ended September 30, 2006. Significant transactions impacting cash flows from investing activities include:
•	disposition of discontinued operations, for the nine months ended September 30, 2007 provided $105,568 of cash compared to $32,082 in the nine months ended September 30, 2006. In 2007 the proceeds were from the sale of our Nigeria assets and operations, while in 2006 the proceeds were from the sale of the Opal gas facility and the sale of our Venezuela assets and operations;

•	disposition of property, plant, and equipment for the nine months ended September 30, 2007 provided $1,428 of cash compared to $8,243; and

•	the acquisition of Midwest in 2007 used $24,154 of cash.
Financing Activities
     Financing activities of continuing operations used $28,455 of cash in the nine months ended September 30, 2007 compared to providing $7,841 in the nine months ended September 30, 2006. Significant transactions impacting cash flows from financing activities include:
•	$12,993 of cash used to induce the conversion of $52,450 of the 6.5% Notes;

•	cash used in payments on capital leases of $7,507; and

•	cash used in payments on notes payable of $8,665.

Capital Requirements
     During the first nine months of 2007, we used $22,629 of cash in our continuing operations. While this cash use has been significant we believe that through our increase in activity combined with our conservative financial management we will be able to provide cash from continuing operations in the near term. As such, we are focused on the following significant capital requirements: providing working capital for projects in process and those scheduled to begin, the pending acquisition of InServ, the acquisition of additional construction equipment, and the payments due to the government related to fines, and profit disgorgement.
•	We believe that we will be able to support our ongoing working capital needs through operating cash flows as well as the availability of the 2007 Credit Facility.

•	We expect to fund the cash portion of the acquisition of InServ in its entirety with the proceeds from our impending public offering of common stock.

•	We expect to use any remaining net proceeds form the public offering to acquire additional construction equipment instrumental to completing our existing backlog of work at the highest return available.

•	We intend to fund the future payments that we will make to the SEC and the DOJ under the proposed terms of our settlements in principle from operating cash flow.
Contractual Obligations
     As of September 30, 2007, we had $102,050 of outstanding debt related to the convertible notes. In addition, in 2007 and 2006, we entered into various capital leases of construction equipment and property with a value of $41,888. We also have a contractual requirement to pay a facility fee of 5 percent of aggregate commitments under the 2006 Credit Facility. We have acquired a note to finance insurance premiums in the amount of $10,051.
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

FORWARD-LOOKING STATEMENTS
     This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the energy industry, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
▪	difficulties we may encounter in connection with the recently completed sale and disposition of our Nigeria assets and Nigeria based operations, including without limitation, obtaining indemnification for any losses we may experience if claims are made against any corporate parent guarantees we provided and which remained in place subsequent to the closing;

▪	the consequences we may encounter if our settlements in principle with the DOJ and the SEC are finalized, including the imposition of civil or criminal fines, penalties, disgorgement of profits, monitoring arrangements, or other sanctions that might be imposed as a result of government investigations;

▪	the consequences we may encounter if our settlements in principle with the DOJ and the SEC are not finalized, including the loss of eligibility to bid for and obtain U.S. government contracts, and other civil and criminal sanctions which may exceed the current amount we have estimated and reserved in connection with the settlements in principle;

▪	the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

▪	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

▪	adverse weather conditions not anticipated in bids and estimates;

▪	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

▪	cancellation of projects, in whole or in part;

▪	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

▪	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

▪	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin but not contract income on the project;

▪	curtailment of capital expenditures in the oil, gas and power industries;

▪	political or social circumstances impeding the progress of our work and increasing the cost of performance;

▪	failure to obtain the timely award of one or more projects;

▪	inability to identify and acquire suitable acquisition targets on reasonable terms;

▪	inability to obtain adequate financing;

▪	inability to obtain sufficient surety bonds or letters of credit;

▪	loss of the services of key management personnel;

▪	the demand for energy moderating or diminishing;

▪	downturns in general economic, market or business conditions in our target markets;

▪	changes in the effective tax rate in countries where our work will be performed;

▪	changes in applicable laws or regulations, or changed interpretations thereof;

▪	changes in the scope of our expected insurance coverage;

▪	inability to manage insurable risk at an affordable cost;

▪	the occurrence of the risk factors listed elsewhere in this Form 10-Q; and

▪	other factors, most of which are beyond our control.
     Consequently, all of the forward-looking statements made in the this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise. For a more complete description of the circumstances surrounding the actions of our current and former employees, see the Risk Factors included in Part II. Other Information, Item 1A. Risk Factors of this Form 10-Q, beginning on page 58.
     Unless the context otherwise requires, all references in this Form 10-Q to “Willbros,” the “Company,” “we,” “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2007 and 2006 or during the nine months then ended.
     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2007, due to the generally short maturities of these items. At September 30, 2007, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At September 30, 2007, our only indebtedness subject to variable interest rates is certain capital lease obligations.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2007, the disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our filings with the Securities and Exchange Commission.
     During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For information regarding legal proceedings, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006, and Note 13 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 13 as to legal proceedings is incorporated by reference herein.
Item 1A. Risk Factors
     The information presented below updates the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended December 31, 2006 and in Item 1A of Part II of our Form 10-Q for the quarter ended June 30, 2007.
We may continue to experience losses associated with our prior activities in Nigeria.

In February 2007, we completed the sale of our Nigeria assets and Nigeria based operations. In August 2007, we and our subsidiary, Willbros International Services (Nigeria) Limited, entered into a Global Settlement Agreement with Ascot Offshore Nigeria Limited (“Ascot”), the purchaser of our Nigerian assets and operations and Berkeley Group Plc, the purchaser’s parent company. Among the other matters, the Global Settlement Agreement provided for the payment of an amount in full and final settlement of all disputes between Ascot and us related to the working capital adjustment to the closing purchase price under the February 2007 share purchase agreement. In connection with the Nigeria sale, we also entered into a transition services agreement, and Ascot delivered a promissory note in our favor.

The Global Settlement Agreement provided for a settlement in the amount of $25.0 million, the amount by which we and Ascot agreed to adjust the closing purchase price downward in respect of working capital (the “Settlement Amount”). Under the Global Settlement Agreement, we retained approximately $9.3 million of the Settlement Amount and credited this amount to the account of Ascot for amounts which were due to us under the transition services agreement and promissory note. Our payment of the balance of the Settlement Amount settled any and all obligations and disputes between Ascot and us in relation to the adjustment to the closing purchase price under the Share Purchase Agreement.

As part consideration for the parties’ agreement on the Settlement Amount, Ascot secured with non-Nigerian banks the backstop of certain letters of credit totaling approximately $20.3 million. In addition, upon the payment of the balance of the Settlement Amount, all of the parties’ respective rights and obligations under the indemnification provisions of the share purchase agreement were terminated, except as provided in the Global Settlement Agreement.

We may continue to experience losses or incur expenses subsequent to the sale and disposition of our operations and the Global Settlement Agreement. In particular:

➢	We issued parent company guarantees to our former clients in connection with the performance of our Nigeria contracts. Although the buyer will now be responsible for completing these projects, our guarantees will remain in force in varying degrees until the projects are completed. Indemnities are in place pursuant to which the purchaser and its parent company are obligated to indemnify us for any losses we incur on these guarantees. However, we can provide no assurance that we will be successful in enforcing our indemnity rights against the purchaser. The guarantees include five projects under which we estimate that, at December 31, 2006, there was aggregate remaining contract revenue of approximately $374.8 million, and aggregate cost to complete of approximately $316.0 million. At December 31, 2006, we estimated that only one of the contracts covered by the guarantees was in a loss position and have accrued for such loss in the amount of approximately $33.2 million on our December 31, 2006 balance sheet. If we are required to resume operations in Nigeria under one or more of our performance guarantees, and are unable to enforce our rights under the indemnity agreement, we may experience losses. Those losses could exceed the amount accrued at December 31, 2006, including losses that we could incur in completing projects that were not considered to be in a loss position as of December 31, 2006 due to additional expenses associated with the start-up and redeployment of our equipment or personnel or a further deterioration of the already challenging operating environment in Nigeria.

➢	Although our current activities in Nigeria are confined to providing transition services to the new owner, we may find it difficult to provide those services to the buyer if we experience high levels of employee turnover or for other reasons. If we are unable to provide adequate transition services or if the buyer is otherwise unable to perform under our contracts that were in effect as of the closing date, we may be required to perform under our parent company guarantees discussed above.

➢	We may experience difficulty redeploying certain equipment to our continuing operations that we previously leased for our Nigeria projects and that was not conveyed to the buyer at closing.

We have reached agreements in principle with the DOJ and the SEC to settle investigations involving possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. If a final settlement is not approved, our liquidity position and financial results could be materially adversely affected.

In late December 2004, we learned that tax authorities in Bolivia had charged our Bolivian subsidiary with failure to pay taxes owed, filing improper tax returns and the falsification of tax documents. As a result of our investigation, we determined that J. Kenneth Tillery, then President of WII and the individual principally responsible at that time for our international operations outside of the United States and Canada, was aware of the circumstances that led to the Bolivian charges. Mr. Tillery resigned from the Company on January 6, 2005. In January 2005, our Audit Committee engaged independent outside legal counsel for the purpose of conducting an investigation into the circumstances surrounding the Bolivian tax assessment as well as other activities that were previously under the control of Mr. Tillery. The investigations conducted by the Audit Committee and senior management have revealed information indicating that Mr. Tillery, and others who directly or indirectly reported to him, engaged in activities that were and are specifically contrary to our established policies and possibly the laws of several countries, including the United States. Our investigations determined that some of the actions of Mr. Tillery and other employees or consultants of WII or its subsidiaries in connection with activities in Bolivia, Ecuador and Nigeria may have caused us to violate U.S. securities laws, including the FCPA, and/or other U.S. and foreign laws.

We have voluntarily reported the results of our investigations to both the SEC and the DOJ. The SEC and the DOJ are each conducting their own investigations of actions taken by us and our employees and representatives that may constitute violations of U.S. law. We are cooperating fully with all such investigations.

We have reached agreements in principle to settle the DOJ and the SEC investigations. As a result of the agreements in principle, we have established aggregate reserves relating to these matters of $32.3 million. The aggregate reserves reflect our estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. Of the $32.3 million in aggregate reserves, $22.0 million, representing the anticipated DOJ fines, was recorded as an operating expense for continuing operations and $10.3 million, representing anticipated SEC disgorgement of profits and pre-judgment interest, was recorded as an operating expense for discontinued operations.

These settlements in principle are contingent upon the parties’ agreement to the terms of final settlement agreements and require final approval from the DOJ and the SEC and confirmation by a federal district court. We can provide no assurance that such approvals will be obtained. If a final resolution is not concluded, we believe it is probable that the DOJ and the SEC will seek criminal and civil sanctions, respectively, against us as well as fines, penalties and disgorgement. If ultimately imposed, or if agreed to by settlement, such sanctions may exceed the current amount we have estimated and reserved in connection with the settlements in principle.

We have also voluntarily reported certain potentially improper facilitation and export activities to the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”), and to the DOJ and to the SEC. With respect to OFAC’s investigation, OFAC and Willbros USA, Inc. have agreed in principle to settle the allegations pursuant to which we will pay a total of $6.6 thousand as a civil penalty.

The terms of final settlements with the DOJ and SEC may negatively impact our ongoing operations.

Upon completion of final settlements with the DOJ and SEC, the Company and its subsidiary, WII, expect to be subject to ongoing review and regulation of our business operations, including the review of our operations and compliance program by a government approved independent monitor. The activities of the independent monitor will have a cost to us and may cause a change in our processes and operations, the outcome of which we are unable to predict. In addition, the settlements may result in legal actions against us in the countries that are the subject of the settlements and by third-parties alleging damages, including special, indirect, derivative or consequential damages.

Under the settlements in principle with the DOJ and SEC, the Company and its Subsidiary, WII, expect to be subject to a three-year deferred prosecution agreement and to be permanently enjoined by the federal district court against any future violations of the federal securities laws. Our failure to comply with the terms of settlement agreements with the DOJ and SEC could result in resumed prosecution and other regulatory sanctions, and could otherwise negatively affect our operations. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including:

➢	our supervision, training and retention of competent employees;

➢	the efforts of our employees to comply with applicable law and our Foreign Corrupt Practices Act Compliance Manual and Code of Business Conduct and Ethics; and

➢	our continuing management of our agents and business partners.

Special risks associated with doing business in highly corrupt environments may adversely affect our business.

Although we have completed the sale of our Nigeria assets and Nigeria based operations, our international business operations may continue to include projects in countries where corruption is prevalent. Since the anti-bribery restrictions of the FCPA make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantage, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.

Our management has concluded that we did not maintain effective internal controls over financial reporting as of December 31, 2006, 2005 and 2004. We believe that the material weaknesses reported as of December 31, 2006 were eliminated in February 2007 as a result of the sale of our Nigerian assets and operations. However, our inability to remediate these material weaknesses prior to February 2007, or any control deficiencies that we may discover in the future, could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.

As disclosed in our annual reports on Form 10-K for 2006, 2005 and 2004, management’s assessment of our internal controls over financial reporting identified several material weaknesses. These material weaknesses led to the restatement of our previously issued consolidated financial statements for fiscal years 2002 and 2003 and the first three quarters of 2004. Although we made progress in executing our remediation plans during 2005 and 2006, including the remediation of three material weaknesses, as of December 31, 2006, management concluded that we did not maintain effective internal controls over financial reporting due to the following remaining material weaknesses in internal controls:

➢	Nigeria accounting: During the fourth quarter of 2006, we determined that a material weakness in our internal controls over financial reporting existed related to the Company’s management control environment over the accounting for our Nigeria operations. This weakness in management control led to the inability to adequately perform various control functions including supervision over and consistency of: inventory management; petty cash disbursements; accounts payable disbursement approvals; account reconciliations; and review of timekeeping records. This material weakness resulted primarily from our inability to maintain a consistent and stable internal control environment over our Nigeria operations in the fourth quarter of 2006.

➢	Nigeria project controls—estimate to complete: A material weakness existed related to controls over the Nigeria project reporting. This weakness existed throughout 2006 and is a continuation of a material weakness reported in our 2005 Form 10-K. The weakness primarily impacted one large Nigeria project with a total contract value of approximately $165.0 million, for which cost estimates were not updated timely in the fourth quarter of 2006 due to insufficient measures being taken to independently verify and update reliable cost estimates. This material weakness specifically resulted in material changes to revenue and cost of sales during the preparation of our year-end financial statements by our accounting staff prior to their issuance.

In 2006, our efforts to strengthen our control environment and correct the material weakness in company level controls over the financial statement close process included:

➢	reviewing and monitoring our accounting department structure and organization, both in terms of size and expertise;

➢	hiring additional senior accounting personnel at our corporate administrative offices;

➢	increasing our supervision of accounting personnel;

➢	recruiting candidates in order to expeditiously fill vacancies in our accounting, finance and project management functions; and

➢	developing documentation and consistent execution of controls over our financial statement close process.

Our efforts during 2006 to improve our control environment in response to the weakness in construction contract management identified at December 31, 2005 included:

➢	initiating efforts to expand operations and accounting supervisory controls over consistency in the project reporting process and documentation for Nigeria contracts through the addition of supervisory personnel; and

➢	developing more standardized documentation related to project management reporting and management review processes.

We believe that our remaining material weaknesses were eliminated in February 2007 upon the sale of our Nigeria assets and operations since those material weaknesses related solely to our operations in that country. However, our inability to remediate these material weaknesses prior to February 2007, and any other control deficiencies we identify in the future, could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports or have a material adverse effect on our ability to operate our business or access sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements.

Our business is highly dependent upon the level of capital expenditures by oil, gas and power companies on infrastructure.

Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil, gas and power industries, specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:

➢	current and projected oil, gas and power prices;

➢	the demand for electricity;

➢	the abilities of oil, gas and power companies to generate, access and deploy capital;

➢	exploration, production and transportation costs;

➢	the discovery rate of new oil and gas reserves;

➢	the sale and expiration dates of oil and gas leases and concessions;

➢	regulatory restraints on the rates that power companies may charge their customers;

➢	local and international political and economic conditions;

➢	the ability or willingness of host country government entities to fund their budgetary commitments; and

➢	technological advances.

If we are not able to renegotiate our surety bond lines, our ability to operate may be significantly restricted.

Our new bonding facility to provide surety bonds on a case-by-case basis for projects in North America requires that we post backstop letters of credit for a percentage of each bond that is acceptable to the insurer. We are currently negotiating with our bonding company to eliminate the requirement to provide backstop letters of credit, but we can provide no assurance that we will be successful in removing this requirement. If we are unable to obtain surety bonds, or if the cost of obtaining surety bonds is prohibitive, our ability to bid some projects may be adversely affected in the event other forms of performance guarantees such as letters of credit or parent guarantees are deemed insufficient or unacceptable. In addition, the requirement that we post backstop letters of credit until such time as the bonded projects are substantially completed reduces the amount of funds available to us under our credit facility for other corporate purposes.

Our international operations are subject to political and economic risks of developing countries.

Although we recently sold our operations in Nigeria and Venezuela, we have substantial operations in the Middle East (Oman) and anticipate that a significant portion of our contract revenue will be derived from, and a significant portion of our long-lived assets will be located in, developing countries.

Conducting operations in developing countries presents significant commercial challenges for our business. A disruption of activities, or loss of use of equipment or installations, at any location in which we have significant assets or operations, could have a material adverse effect on our financial condition and results of operations. Accordingly, we are subject to risks that ordinarily would not be expected to exist to the same extent in the United States, Canada, Japan or Western Europe. Some of these risks include:

➢	civil uprisings, riots and war, which can make it impractical to continue operations, adversely affect both budgets and schedules and expose us to losses;

➢	repatriating foreign currency received in excess of local currency requirements and converting it into dollars or other fungible currency;

➢	exchange rate fluctuations, which can reduce the purchasing power of local currencies and cause our costs to exceed our budget, reducing our operating margin in the affected country;

➢	expropriation of assets, by either a recognized or unrecognized foreign government, which can disrupt our business activities and create delays and corresponding losses;

➢	availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of skilled craftsmen or specialized equipment in areas where local resources are insufficient;

➢	government instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

➢	decrees, laws, regulations, interpretations and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

➢	terrorist attacks such as those which occurred on September 11, 2001 in the United States, which could impact insurance rates, insurance coverages and the level of economic activity, and produce instability in financial markets.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them in some cases, without any provision for penalties or lost profits. Therefore, project terminations, suspensions or scope adjustments may occur from time to time with respect to contracts in our backlog. Finally, poor project or contract performance could also impact our backlog and profits.

Our failure to recover adequately on claims against project owners for payment could have a material adverse effect on us.

We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional costs, both direct and indirect. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial condition.

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

Our use of fixed-price contracts could adversely affect our operating results.

A substantial portion of our projects is currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts, whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

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

Terrorist attacks and war or risk of war may adversely affect our results of operations, our ability to raise capital or secure insurance, or our future growth.

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

Our business operations include pipeline construction, fabrication, pipeline rehabilitation services and the operation of heavy equipment. These operations involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions and operator error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment, and suspension of operations. In locations where we perform work with equipment that is owned by others, our continued use of the equipment can be subject to unexpected or arbitrary interruption or termination.

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

We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only such specialized activities as hazardous waste removal, nondestructive inspection, tank erection, catering and security. However, with respect to EPC and other contracts, we may choose to subcontract a substantial portion of the project. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.

Governmental regulations could adversely affect our business.

Many aspects of our operations are subject to governmental regulations in the countries in which we operate, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, the increasing requirement in some countries to make greater use of local employees and suppliers, including, in some jurisdictions, mandates that provide for greater local participation in the ownership and control of certain local business assets. In addition, we depend on the demand for our services from the oil, gas and power industries, and, therefore, our business is affected by changing taxes, price controls, and laws and regulations relating to the oil, gas and power industries generally. The adoption of laws and regulations by the countries or the states in which we operate that are intended to curtail exploration and development drilling for oil and gas or the development of power generation facilities for economic and other policy reasons, could adversely affect our operations by limiting demand for our services.

Our operations are also subject to the risk of changes in laws and policies which may impose restrictions on our business, including trade restrictions, which could have a material adverse effect on our operations. Other types of governmental regulation which could, if enacted or implemented, adversely affect our operations include:

➢	expropriation or nationalization decrees;

➢	confiscatory tax systems;

➢	primary or secondary boycotts directed at specific countries or companies;

➢	embargoes;

➢	extensive import restrictions or other trade barriers;

➢	mandatory sourcing and local participation rules;

➢	oil, gas or power price regulation; and

➢	unrealistically high labor rate and fuel price regulation.

Our future operations and earnings may be adversely affected by new legislation, new regulations or changes in, or new interpretations of, existing regulations, and the impact of these changes could be material.

Our strategic plan relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.

Our strategic plan involves growth through, among other things, the acquisition of other companies. Such growth involves a number of risks, including:

➢	difficulties relating to combining previously separate businesses;

➢	diversion of management’s attention from day-to-day operations;

➢	the assumption of liabilities of an acquired business, including unforeseen liabilities;

➢	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

➢	potentially substantial transaction costs associated with business combinations;

➢	difficulties relating to assimilating the personnel, services and systems of an acquired business and to integrating marketing and other operational capabilities; and

➢	difficulties in applying and integrating our system of internal controls to an acquired business.

In addition, we cannot assure you that we will continue to locate suitable acquisition targets or that we will be able to consummate any such transactions on terms and conditions acceptable to us. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.

Our operations expose us to potential environmental liabilities.

Our US operations are subject to numerous environmental protection laws and regulations which are complex and stringent. We regularly perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. Significant fines and penalties may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time these acts were performed.

We own and operate several properties in the United States that have been used for a number of years for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released. Any release of substances by us or by third parties who previously operated on these properties may be subject to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Compensation and Recovery Act (“RCRA”), and analogous state laws. CERCLA imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment, while RCRA governs the generation, storage, transfer and disposal of hazardous wastes. Under such laws, we could be required to remove or remediate previously disposed wastes and clean up contaminated property. This could have a significant impact on our future results.

Our operations outside of the United States are oftentimes potentially subject to similar governmental controls and restrictions relating to the environment.

Our ability to increase our revenues and operating profits is partly dependent on our ability to secure additional specialized pipeline construction equipment, either through lease or purchase. The availability of such equipment in the current market is highly limited.

Due to the substantial increase in investment in energy-related infrastructure, particularly hydrocarbon transportation, our industry is currently experiencing shortages in the availability of certain specialized equipment essential to the construction of large diameter pipelines. We expect that these shortages will persist or even worsen. If we are unsuccessful in obtaining essential construction equipment on reasonable terms, our growth may be curtailed.

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

Our operating results could be adversely affected if our non-US operations became taxable in the United States.

If any income earned, currently or historically, by Willbros Group, Inc. or its non-US subsidiaries from operations outside the United States constituted income effectively connected with a US trade or business, and as a result became taxable in the United States, our consolidated operating results could be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2007:

Maximum
					Total Number	Number (or
					of Shares	Approximate
					Purchased as	Dollar Value) of
					Part of	Shares That May
					Publicly	Yet Be
	Total Number		Average		Announced	Purchased
	of Shares		Price Paid		Plans or	Under the Plans
	Purchased		Per Share		Programs	or Programs
July 1, 2007 – July 31, 2007	—		$—		—	—
August 1, 2007 – August 31, 2007	—		—		—	—
September 1, 2007 – September 30, 2007	269	(1)	33.86	(2)	—	—

Total	269		$33.86		—	—

(1)	Shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.

(2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5. Other Information
     On October 31, 2007, we entered into a definitive agreement for the purchase of all of the issued and outstanding equity interests of Integrated Service Company LLC. For additional information, see Note 15. Subsequent Events-Acquisition of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 15 is incorporated by reference herein.
Item 6. Exhibits
     The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.
10.1	Global Settlement Agreement dated as of August 15, 2007, among Ascot Offshore Nigeria Limited, Willbros Group, Inc., Willbros International Services (Nigeria) Limited and Berkeley Group PLC.

10.2	Agreement to Terminate Consulting Services Agreement dated as of September 11, 2007, between Willbros USA, Inc. and Michael F. Curran.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.
Date: October 31, 2007	By:	/s/ Van A. Welch
Van A. Welch
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
     The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number	Description

10.1	Global Settlement Agreement dated as of August 15, 2007, among Ascot Offshore Nigeria Limited, Willbros Group, Inc., Willbros International Services (Nigeria) Limited and Berkeley Group PLC.

10.2	Agreement to Terminate Consulting Services Agreement dated as of September 11, 2007, between Willbros USA, Inc. and Michael F. Curran.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.