Form 10-K
period 2007-12-31
WILLBROS GROUP INC
filed 2008-02-29
CIK 895450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 29, 2007) was $829,377,089.
     The number of shares of the Registrant’s common stock outstanding at February 21, 2008 was 38,040,345.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s 2007 Proxy Statement for the Annual Meeting of Stockholders to be held on May 29th, 2008 are incorporated by reference into Part III of this Form 10-K.

WILLBROS GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K includes “forward-looking statements.” All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas, power, refining and petrochemical industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
•	difficulties we may encounter in connection with the previous sale and disposition of our Nigeria assets and Nigeria-based operations, including without limitation, obtaining indemnification for any losses we may experience if claims are made and substantiated against any parent company guarantees we provided and which remained in place subsequent to the closing;

•	the consequences we may encounter if our settlements in principle with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) are finalized, including the imposition of civil or criminal fines, penalties, disgorgement of profits, monitoring arrangements, or other sanctions that might be imposed as a result of government investigations;

•	the consequences we may encounter if our settlements in principle with the DOJ and the SEC are not finalized, including the loss of eligibility to bid for and obtain US government contracts, and other civil and criminal sanctions which may exceed the current amount we have estimated and reserved in connection with the settlements in principle;

•	the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•	cancellation of projects, in whole or in part;

•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin but not contract income on the project;

•	curtailment of capital expenditures in the oil, gas, power, refining and petrochemical industries;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to obtain adequate financing;

•	inability to obtain sufficient surety bonds or letters of credit;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in the effective tax rate in countries where our work will be performed;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	the occurrence of the risk factors listed under Item 1A of this Annual Report; and

•	other factors, most of which are beyond our control.
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
     Unless the context otherwise requires, all references in this Annual Report to “Willbros,” the “Company,” “we,” “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors. Unless the context otherwise requires, all references in this Annual Report to dollar amounts, except share and per share amounts, are expressed in thousands.

PART I
Items 1 and 2. Business and Properties
General
     We are an independent international contractor serving the oil, gas and power industries, government entities and, with the November 2007 acquisition of Integrated Service Company LLC (“InServ”), the refinery and petrochemical industries. We provide engineering; construction; engineering, procurement and construction (“EPC”) and specialty services to industry and governmental entities worldwide, specializing in pipelines and associated facilities for onshore and coastal locations. We provide turnaround services, tank services, heater services, construction services and safety services to the downstream oil and gas markets, primarily refineries. We also manufacture specialty items for refinery and petrochemical process units. We provide, from time to time, asset development, and participate in ownership and operations as an extension of our portfolio of industry services. We place particular emphasis on achieving the best risk-adjusted returns. Depending upon market conditions, we may work in developing countries and we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution. We also believe our engineering and planning and project management expertise, as it relates to optimizing the structure and execution of a project, provides us with a competitive advantage in all the markets we address.
     We are incorporated in the Republic of Panama and maintain our headquarters at Plaza 2000 Building, 50th Street, 8th Floor, P.O. Box 0816-01098, Panama, Republic of Panama; our telephone number is +50-7-213-0947. Panama’s General Corporation Law is substantially modeled on the New York and Delaware corporate laws as they existed in 1932. Panama does not tax income derived from activities conducted outside Panama. All significant operations are carried out by the following material direct or indirect subsidiaries:
•	Willbros USA, Inc.;

•	Willbros Construction (US) LLC;

•	Willbros Canada Holdings Limited;

•	Integrated Service Company LLC;

•	Willbros Engineers (US) LLC;

•	Willbros Project Services (US) LLC;

•	Willbros Midstream Services LLC;

•	Willbros Construction Services (Canada) LP;

•	Willbros Midwest Pipeline Construction (Canada) LP;

•	Willbros Government Services (US) LLC;

•	Willbros Middle East, Inc.; and

•	The Oman Construction Company LLC.
     The sale of our interests in Nigeria and Venezuela included the following subsidiaries:
•	Willbros West Africa, Inc.;

•	Willbros (Nigeria) Holdings Limited;

•	Willbros (Offshore) Nigeria Limited;

•	WG Nigeria Holdings Limited;

•	WG Nigeria Equipment Limited;

•	Constructora CAMSA, C.A.;

•	Construcciones Acuaticas Mundiales, S.A.;

•	Inversiones CAMSA, C.A.;

•	ESCA Equipment Service C.A.; and

•	Pretensado S.A.
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

     Our public internet site is http://www.willbros.com/. We make available free of charge through our internet site, via a link to Edgar Online, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our common stock is traded on the New York Stock Exchange under the symbol “WG.”
     In addition, we currently make available on http://www.willbros.com/ our annual reports to stockholders. You will need to have the Adobe Acrobat Reader software on your computer to view these documents, which are in the .PDF format. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.
Recent Developments
     On November 20, 2007, we completed the acquisition of Tulsa, Oklahoma-based InServ for approximately $232.1 million, consisting of $208.9 million in cash and the balance in Willbros Group, Inc. common stock. InServ is a fully integrated solutions provider of turnaround, maintenance and capital projects for the refining and petrochemical industries. As a result of this acquisition, we can now offer additional services to our existing customers and have also become a service provider in the downstream oil and gas market.
     We entered into a new credit agreement on November 20, 2007 which provides us the financial flexibility to operate the business more efficiently. This agreement includes a senior secured three-year $150 million revolving line of credit. Also on November 20, 2007 we completed a public offering of 7.9 million shares of our common stock resulting in net proceeds of approximately $253.7 million. These funds were used to pay for the cash portion of the InServ acquisition of $208.9 million, plus capital spending and general corporate requirements.
     In October 2007 we reached agreements in principle with the Department of Justice and the Securities and Exchange Commission, subject to their approval, to settle their previously disclosed investigations involving possible violations of the Foreign Corrupt Practices Act and other provisions of the federal securities laws. These settlements require us to make payments over the next three years totaling $32.3 million and enter into a three-year deferred prosecution agreement which will require us to engage a monitor, to be focused primarily on our international operations. In January 2008, the Company submitted a signed Consent Decree and Agreed Final Judgement to the SEC and, as required by the SEC, deposited the first installment payment of $2,575 into an escrow account.
     In July 2007 we acquired the assets and operations of Midwest Management Ltd. (“Midwest”) for approximately $23.7 million. Midwest provides highly complementary services, such as pipeline construction, water crossing installations and facilities fabrication, and significantly increases our presence in the western Canada oil sands area.
     During February 2007 we completed the sale of our assets and operations in Nigeria. We also sold our interest in a water injection facility in Venezuela and our TXP-4 gas processing plant in 2006. Accordingly, the results of operations for our Nigeria, Venezuela and TXP-4 Plant operations are reported as Discontinued Operations in our Consolidated Financial Statements. We are strategically focusing our resources and attention on the United States, Canada, Oman, Libya, Algeria, Saudi Arabia, the United Arab Emirates and a few other selected international markets which offer attractive risk-adjusted returns. The remainder of the discussion under Items 1 and 2, Business and Properties, in this Annual Report on Form 10-K pertains only to our continuing operations, unless otherwise noted.
Business Segments
     Our segments are strategic business units that are defined by the industry segments served and are managed separately as each has different operational requirements and strategies. With the recent InServ acquisition, we now operate through three business segments: Upstream Oil & Gas, Downstream Oil & Gas and Engineering. These segments currently operate primarily in the United States, Canada, and Oman. Previously during 2007, we defined our business segments based on our then current core lines of business, which were defined as: Construction, Engineering and Engineering, Procurement and Construction (“EPC”). Management evaluates the performance of each operating segment based on operating income. Our corporate operations include the executive management, general, administrative, and financing functions of the organization. The costs to provide these services are allocated, as are certain other corporate assets, between the three operating segments. All periods presented reflect this change in segment reporting. Inter-segment revenue and revenue between geographic areas are not material.

     We provide our services, as the scope of work requires, through professional engineering, technical, construction management and craft personnel utilizing engineering systems, hardware and software and a large fleet of company-owned and leased equipment that includes pipe laying equipment, heavy construction equipment, transportation equipment, camp equipment and specialty tools. An inventory of spare parts and tools, which we strategically position and maintain to maximize availability and minimize cost, supports our equipment fleet. Over the years, we have been employed by more than 400 clients to carry out work in 59 countries. Within the past ten years, we have worked in North America, the Middle East, Africa, Australia and South America. Historically, we have had a steady base of operations in the United States, Canada, Oman, Nigeria and Venezuela. We have sold our interests in Nigeria and Venezuela and also exited Bolivia and Ecuador in response to market conditions which we believe are unfavorable and will not attract capital to these markets for the types of projects we perform.
     Private sector clients have historically accounted for the majority of our revenue. Government entities and agencies have accounted for the remainder. Our top ten clients were responsible for 73 percent of our continuing revenue in 2007 (61 percent in 2006 and 73 percent in 2005).
     See Note 14 – Segment Information and Note 18 – Discontinuance of Operations, Asset Disposals and Transition Services Agreement to the Consolidated Financial Statements included in Item 8 of this Form 10-K for more information on our operating segments and Discontinued Operations.
Services Provided
     The Company provides engineering, construction, and EPC services, including development activities, in the business segments described above. We also have experience in the operation of the types of facilities we design and build. We may make equity investments in some projects to enhance our competitive position for the work assignments associated with the project. In other instances, our experience enables us to understand and manage project completion risk, and in these cases we may elect to develop and own a complete facility which will provide attractive internal rates of return over an extended period of time.
•	Engineering Services
     We provide project management, engineering, and material procurement services to the oil, gas, power and refining industries and government agencies. We specialize in providing engineering services to assist clients in constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, and field gathering and production facilities. Over the years, we have developed expertise in addressing the unique engineering challenges involved with pipeline systems and associated facilities. We provide our engineering services through engineering resources located in Tulsa, Oklahoma; Salt Lake City, Utah and Kansas City, Missouri.
     Specifically, our engineering services include, among others:
•	feasibility studies;

•	conceptual engineering services;

•	detailed design services;

•	route/site selection;

•	construction management;

•	turnkey engineer, procure and construct, or “EPC” arrangements;

•	alliance arrangements;

•	material procurement;

•	overall project management;

•	permitting services;

•	commissioning/startup; and

•	bid support for other Willbros subsidiaries.
     To complement our engineering services, we also provide a full range of field services, including:
•	surveying;

•	right-of-way acquisition;

•	material receiving and control;

•	construction inspection;

•	facility startup assistance; and

•	facility operations.

     These services are furnished to a number of oil, gas, power, refining and government clients on a stand-alone basis and are also provided as part of EPC contracts undertaken by us.
     The buying process of our customers includes close scrutiny of our experience and capabilities with respect to project requirements. Some of those requirements may involve:
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
     US Government Services. Since 1981, we have established our position with US government agencies as a leading engineering contractor for jet fuel storage as well as aircraft fueling facilities, having performed the engineering for major projects at eight US military bases, including three air bases outside the United States. The award of these projects was based largely on contractor experience and personnel qualifications. Also, in the past nine years we have won five of ten so-called “Design-Build-Own-Operate-Maintain” projects to provide fueling facilities at military bases in the United States for the US Defense Energy Support Center.

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
•	Upstream Oil & Gas — Construction Services
     We are one of the most experienced contractors serving the oil, gas and power industries. Our construction capabilities include the expertise to construct and replace large-diameter cross-country pipelines; to fabricate engineered structures, process modules and facilities; to construct oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities and other related facilities.
     Pipeline Construction. World demand for pipelines results from the need to move millions of barrels of crude oil and petroleum products and billions of cubic feet of natural gas to refiners, processors and consumers each day. Pipeline construction is capital-intensive, and we own, lease, operate and maintain a fleet of specialized equipment necessary for operations in the pipeline construction business. We focus on pipeline construction activity for large diameter cross-country pipelines in remote areas and harsh climates where we believe our experience gives us a competitive advantage. In our history we have performed work in 59 countries and constructed over 200,000 kilometers of pipeline, which we believe positions us in the top tier of pipeline contractors in the world. To mitigate tight labor markets, since 2004, we have developed the expertise to employ automatic welding processes in the onshore construction of large-diameter (greater than 30-inch) natural gas pipelines and have constructed over 480 Kilometers of such pipelines using automatic welding processes in the United States, Canada and Oman. We currently have over 800 kilometers of such work under contract.
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

     Special equipment and techniques are required to construct pipelines across wetlands and offshore. We have used swamp pipe laying methods extensively in Nigeria, where a significant portion of our construction operations were carried out in the Niger River Delta. This expertise is applicable in wetland regions elsewhere and can provide a competitive advantage for projects in such venues as south Louisiana, where we expect to see additional work opportunities.
     Fabrication. Fabrication services can be a more efficient means of delivering engineered, major process or production equipment with improved schedule certainty and quality. We provide fabrication services and are capable of fabricating such diverse deliverables as process modules, station headers, valve stations, and flare pipes and tips. We currently operate three fabrication facilities in Alberta, Canada, allowing us the opportunity to provide process modules and other fabricated assemblies to the burgeoning heavy oil market in northern Alberta.
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
•	Downstream Oil & Gas – Construction Services
     Our November 2007 acquisition of InServ gives us the ability to provide additional services to our existing customers and entry into the downstream oil and gas market. InServ is a fully integrated solutions provider of turnaround, maintenance and capital projects for the hydrocarbon processing and petrochemical industries, with a customer base including major integrated oil companies, independent refineries and marketers, marketing and pipeline terminals and petrochemical companies. We now provide services to select EPC firms, independent power producers, specialty process facilities and ammonia and fertilizer manufacturing plants and facilities. Our principal downstream construction services include:
•	turnkey project services through program management and EPC project services;

•	construction and turnaround services which include turnaround services for fluid catalytic cracking units, the main gasoline producing unit in a refinery, which have three to five year required maintenance intervals in order to maintain production efficiency;

•	manufacturing services for process heaters, heater coils, alloy piping, specialty components and other equipment for installation in oil refineries;

•	heater services including design, manufacture and installation of fired heaters in refining and process plants;

•	tank services for construction, maintenance or repair of petroleum storage tanks, typically located at pipeline terminals and refineries; and

•	safety services for supplementing a refinery’s safety personnel and permitting and providing safety equipment.
     Turnkey Project Services. The refining and process industries endeavor to minimize costs through operating efficiencies and hiring experienced process engineering as needed. Often it is more cost effective to engage a contractor to oversee and manage the planning, engineering, procurement, installation and commissioning of new capacity additions, revamps or new process units to support the need to meet new refining or manufacturing specifications. Our experience and capability covers the breadth of all process units in a refinery where we offer clients a single source solution for accomplishing expansion and revamp programs. We seek to do this in the most efficient, competitive manner and supply both our own personnel and supplemental services of other contractors as needed.
     Construction, Turnaround and Specialty Welding Services. When performing a construction and maintenance project as part of a refinery turnaround, detailed planning and execution to minimize the length of the outage, which can cost owners millions of dollars in downtime, is demanded . Our experience includes successful turnaround execution on the largest, most complex fluid catalytic cracking (“FCC”) units, the major process unit in a refinery. Our record in providing a construction-

driven approach with attention to planning, schedule and safety places us at the forefront of qualified bidders in North America for work on FCC units and that recognition enables us to qualify to bid for most turnaround projects of interest to us. These services include refractory related projects, furnace re-tube and revamp projects, stainless and alloy welding services and heavy rigging and equipment setting. The skills and experience imparted from our turnaround experience apply equally to less schedule-sensitive new construction and we can provide construction services for new units or expansion and revamp projects.
     Manufacturing Services. We have manufacturing facilities located on two sites in the Tulsa, Oklahoma area, with easy access to truck, rail, air and river barge transportation through the inland most ice-free port in the United States, the Kerr-McClellan Navigation System. Specialty equipment that can be fabricated includes FCC components, reactors and regenerators, refractory, process heater coils and components, process piping spools (alloy and carbon steel), specialty welding, and plate cutting and rolling. Our Mohawk facility is one of the largest convection section fabricators in the world and additionally fabricates heater and furnace components in our 150,000 square feet of manufacturing space located on our 78 acre site. We believe our ability to combine the quality fabrication and timely manufacturing of these components is complementary to other services we provide and offers a competitive advantage for us.
     Heater Services. We are a vertically integrated provider of process heater services in North America which can perform engineering studies; process, mechanical, structural, and instrumentation and electrical design; fabrication and manufacture; and installation and erection of fired heaters in a one-stop shop. We also specialize in modifications to existing fired heaters for expanded service or process improvement. Our senior managers we have over 30 years of experience in this specialized service.
     Tank Services. We provide services to the aboveground storage tank industry. Areas we address include: API 653 tank maintenance and repair; floating roof seals; floating roof installations and repairs; secondary containment bottoms, cone roof and structure replacements; and new API 620 /650 aboveground storage tanks. We provide these services as stand-alone or in combination, including EPC solutions.
     Safety Services. We provide both safety services and equipment to support the safety and quality requirements of our clients. We can provide safety supervisors, confined space and fire watch services, confined space rescue and training, safety planning services, technicians, training, drug screening and medical personnel. Our safety services also include safety service vehicles to support the services offered and to provide necessary equipment including first aid equipment, fire retardant clothing, fall protection equipment, fresh air equipment, gas detectors and breathing air supply trailers. We are an authorized dealer for fire-retardant and Nomex safety clothing and a variety of equipment lines.
•	EPC Services
     EPC projects often yield profit margins on the engineering and construction components consistent with stand-alone contracts for similar services. Our benefits in the EPC offering include the overall income associated with project management and the income we capture on the procurement component of the contract. Both of these income generating activities are relatively low risk compared with the construction aspect of the project. In performing EPC contracts, we participate in numerous aspects of a project. We are therefore able to determine the most efficient design, permitting, procurement and construction sequence for a project in connection with making engineering and constructability decisions. EPC contracts enable us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects, at the same time optimizing the overall project solution and execution. While EPC contracts carry lower margins for the procurement component, which can be a significant portion of the total contract value, we believe the increased control over all aspects of the project, coupled with higher margins for engineering and construction portions, makes these types of contracts attractive to us. EPC projects are managed and reported by the segment and business unit best qualified to provide the identified scope of work. We intend to capitalize on being one of the few pipeline engineering, construction and EPC services companies worldwide with the ability to provide the full range of EPC services in order to capture more of this business.
•	Specialty Services
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
Current Market Conditions
     We believe the fundamentals supporting the demand for our services in the energy industry will continue to be strong for the next two to five years as labor and equipment resources continue to be in short supply. The fundamentals supporting the demand for engineering, construction, EPC and specialty services for the oil, gas, power and refinery industries indicate that the market for our services will be strong into 2010. Many positive developments reinforce our view. According to a recent survey by Lehman Brothers, capital spending for the exploration and production sector of the energy industry worldwide is expected to exceed $369 billion in 2008, the sixth year running that this sector has witnessed capital expenditure increases on the scale of over 10 percent. Industrial Information Services is tracking, for 2008 and beyond, a total of 1,282 planned turnarounds in the North American petroleum refining industry, as compared to 257 at the end of 2006. A recent (February 2008) Oil & Gas Journal survey identified over 85,000 miles of pipeline projects planned worldwide for 2008 and beyond as compared to 68,000 miles 2007.
     Upstream O&G
     A recent survey (Douglas-Westfield) suggests planned worldwide onshore pipeline capital investment over the next five years will total $180 billion. In North America, where we have refocused our business, the survey also indicated that operators plan to spend approximately $43 billion, or 24 percent of the global amount. In the United States, new gas production in the Rocky Mountain region has generated new plans for gas pipelines to the West, Midwest and East Coast. Development of gas reserves in the Barnett, Woodford and Fayetteville shales has created the need for new mainline pipeline infrastructure to transport natural gas to high value markets in the eastern United States. Canadian activity continues to be driven by investment in new bitumen production in the oil sands region, which is expected to exceed Cdn $100 billion as production levels are tripled by year-end 2015. Our analysis suggests expansion of Canadian pipeline infrastructure will require nearly 10,000 km of new crude and natural gas pipelines. Liquefied natural gas (“LNG”) is also expected to bring more opportunities, both in North America and in other producing/exporting countries. We also believe actual material failures in aging pipeline infrastructure and the ensuing affect on the commodity markets will drive additional expenditures on pipeline maintenance in North America. Our internal analysis of the market for pipeline maintenance services indicates expenditures in excess of $500 million per year.
     Downstream O&G
     The supply of light and medium sweet crude in the United States is declining. This results in the need to process heavier, more sour crude streams. Many of the existing refineries require upgrading in order to process this lower quality crude supply. Tighter environmental standards relative to sulfur content in motor fuels are driving additional upgrades to existing refineries. These upgrades, combined with capacity increases to meet greater demand for refined products are precipitating more extensive maintenance activities and expenditures. An increase of 1.6 million barrels of refining capacity is planned in the United States by 2012. These increases are expected through expansions of existing refineries. Industry data indicate that the market in the United States for capital maintenance, repair and overhaul (“MRO”) projects will continue to exceed $8 billion per year. More than 260 turnarounds are planned in the next three years and along with high utilization rates of refineries, coupled with margins higher than historical averages, have generated incremental funds for our clients to perform upgrades and critical maintenance. As the investment in crude upgrading in the Canadian oil sands comes on line, refiners planning to process the new feedstock will be installing additional residual conversion capacity. Additionally, FCC feed pre-treating capacity will also be necessary to maintain acceptable yields. Increased demand for new hydrocracking capacity and associated services will provide new turnaround, maintenance and construction opportunities for our downstream business.

     Engineering
     The engineering market in North America continues to be capacity constrained and we are selecting and accepting assignments that offer higher margins and position us for EPC assignments. Our engineering operations are currently at capacity, constrained by the availability of qualified personnel. We believe our location in Tulsa, Oklahoma protects us to some degree from the high turnover of technical employees, characteristic in energy centers such as Houston, Texas. Our successful expansion of engineering activity into the Salt Lake City, Utah area has provided us a model for expansion into other areas. We have also established an engineering office in Kansas City, Missouri to address opportunities in the pipeline maintenance market and to access additional professional staff.
     General
     We believe the high level of engineering activity in recent years has been the precursor to higher levels of construction activity in North America. These expected higher activity levels are evidenced by our backlog at December 31, 2007 of $1.3 billion for continuing operations which reflects growth of work under contract from $602.3 million at December 31, 2006; and by proposed major pipeline projects, such as the Bronco and Ruby projects to transport natural gas to west coast markets in the United States; and our discussions with potential customers regarding pipeline and station construction projects in North America.
     Additionally, our recent contract awards, coupled with the increase in engineering assignments, reinforce our belief that our ability to obtain improved terms and conditions and better pricing will continue in the near term. We believe customers recognize the imbalance in the supply and demand for pipeline engineering, construction and EPC services, and will offer better terms and conditions, resulting in lower pressure on us to dampen pricing increases for our services.
     Demand in the United States market, coupled with the InServ acquisition, led the improvement in backlog for continuing operations in 2007, and we believe demand will continue to be strong. Backlog in the Downstream Oil & Gas segment at December 31, 2007 of $199.6 million was all attributable to the InServ acquisition. We also expect the international market to continue to exhibit strengthening demand as new energy infrastructure developments are contemplated in North Africa and the Middle East, markets which are of interest to us. The following factors have caused the future outlook for our business to strengthen:
•	Generally healthy refining margins resulting in continued strong budgets dedicated to refinery construction, maintenance and turnarounds and expansion of capacity.

•	Increased numbers of refineries scheduling projects to enable upgraded processing of the increased production of crude from the Canadian market.

•	Significant increases in the market for petroleum storage tanks due to the infrastructure changes occurring in the crude oil supply chain.

•	The large economic base of hydrocarbon reserves in northern Canada and the commitments to large capital projects to develop them.

•	Increased demand in North America for natural gas has resulted in the citing, permitting and approval of new LNG regasification terminals in addition to multiple proposals for additional facilities, principally regasification terminals and connecting pipelines in North America, but also de-bottlenecking of existing systems to allow higher flow rates.

•	Increased demand for natural gas worldwide has also resulted in new LNG liquefaction facilities and expansion of existing facilities to meet the higher demand levels. These new facilities require additional pipeline capacity to transport the feed gas for liquefaction in such places as North Africa and the Middle East.

•	Global economic conditions have increased demand for oil, gas and power resulting in an increase in the expected number of oil, gas and power projects.

•	The increasing use of the EPC contract model should allow us to improve our market share in North America.

•	New holders of North American pipeline assets acquired in the past three years through merger or outright purchase are now implementing plans to expand or upgrade those assets.

•	Major customers are benefiting from high discretionary cash flow, which should enable them to implement expanded capital construction programs.
     As a result of these factors, we expect our revenue from continuing operations in 2008 to increase from the 2007 level.

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
     Partially offsetting these positive factors is the potential for political and social unrest in some countries of interest to us and the movement toward more populist programs in Latin America, which have the effect of diminishing access to capital for projects. We view these markets as having limited opportunities in the near term.
     Price escalations for equipment, labor, fuel and permanent materials, and shortages of qualified technical and field personnel required to complete many proposed projects may impact project economics and schedules, resulting in delays and possible cancellation of some proposed projects.
Business Strategy
     We seek to maximize stockholder value through our business strategy. This strategy is summarized by the following strategic imperatives:
•	concentrate resources in North America to address of the current business cycle expansion;

•	leverage engineering expertise to attract additional EPC contracts;

•	increase contract margin through improved bidding discipline and contract management;

•	penetrate, on a selective basis, international markets with relatively more attractive operating and financial parameters;

•	align G&A costs with revenue; and

•	manage cash rigorously.
     We rely on the competitive advantage gained from:
•	our experience in the construction, modification and maintenance at refinery process units;

•	our experience in performing large-diameter cross-country pipeline construction in remote areas with difficult terrain and harsh climatic conditions;

•	our ability to manage complex EPC projects to optimize the ultimate project solution;

•	our longstanding customer relationships; and

•	our experienced multinational employee base. Recognizing that our employees are key to our competitive advantage, we continue to invest in them to ensure that they have the training and tools needed to be successful in today’s challenging environment.
     In carrying out the core elements of our long-term strategies, we build from the following experiences and capabilities:
     Engineering. We are one of the few U.S. pipeline constructors with engineering capability. Our engineering experience and capability includes all the service offerings of a full-service engineering firm from feasibility studies through turnkey program management. This engineering capability affords us opportunities for early involvement in project development and allows us to influence the final project structure to benefit both the client and ourselves with respect to efficiencies which can be realized through application of broad technical expertise gained from performing natural gas, crude oil and products pipeline projects worldwide.
     Construction. We have constructed over 200,000 kilometers of pipelines during our long history. Our skill sets include pipeline and station construction in all types of terrain, from coastal plains, mountains, swamps and desert, to arctic environments. We have also worked in 59 different countries and have logistics and constructability experience to accommodate multiple solutions for project execution depending upon client preference and availability of equipment and personnel. We have crossed the Andes Mountains five times and completed multiple projects in Alaska, Africa, Canada, the United States, Asia and South America. We are a leader in employing automated welding procedures in the construction of large-diameter pipelines.
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
     Conservative Financial Management. We understand and emphasize that a strong balance sheet is needed to develop and grow our business. We also seek to obtain contracts that are likely to result in recurring revenue in order to partially mitigate the cyclical nature of our engineering, construction and EPC businesses. Improved systems and processes for contract management are intended to maximize the cash flows from projects and minimize project working capital requirements. Additionally, whenever possible we act to minimize our exposure to currency fluctuations through the use of US dollar-denominated contracts and by limiting payments in local currency to approximately the amount of local currency expense. We may seek additional financing, in the form of either debt or equity, as market conditions allow and as business opportunities and capital equipment requirements may dictate.
     Our focus in 2008 will be on execution of the record backlog at December 31, 2007, continued emphasis on adding higher quality backlog with the best risk-adjusted returns, growing our downstream oil & gas business, continuing the implementation of more sophisticated and effective contract management systems and processes, aligning general and administrative cost levels with revenue, and leveraging engineering expertise to attract additional EPC contracts.
     Ethical Business Practices. We demand that all of our employees and representatives conduct business in accordance with the highest ethical standards, in compliance with applicable laws, rules and regulations, with honesty and integrity, and in a manner which demonstrates respect for others. Our tradition of “doing the right thing” and abiding by the rule of law is reflected in our longstanding “Code of Business Conduct and Ethics” (the “Code”). In addition, in March 2005 we issued an enhanced “Foreign Corrupt Practices Act Compliance Manual” (the “Manual”).
     Both the Code and the Manual are available on our website and detail specific procedures to be followed in each employee’s day-to-day activities in order to ensure compliance. The Code and the Manual are not just summary guidelines documenting the existing principles and procedures that govern our day-to-day work practices. They are also a reflection of our culture of compliance, and our integrity as an organization. We endeavor to avoid even the appearance of impropriety as we carry out our individual job responsibilities. Our good reputation is one of our most valuable assets, and preservation of that asset is a matter taken seriously across our entire organization.
Willbros Background
     We are the successor to the pipeline construction business of Williams Brothers Company, which was started in 1908 by Miller and David Williams and eventually became The Williams Companies, Inc., a major US energy and interstate natural gas and petroleum products transportation company (“Williams”).
     In December 1975, Williams elected to discontinue its pipeline construction activities and sold substantially all of the non-US assets and international entities comprising its pipeline construction division to a newly formed, independently owned Panamanian corporation. Ownership of the new privately-held company (eventually renamed Willbros Group, Inc.) changed infrequently during the 1980’s and 1990’s until an initial public offering of common stock was completed in August 1996.

     Having been in business for 100 years, we have achieved many milestones, which are summarized as follows:

1915	Began pipeline work in the United States.

1923	First project outside the United States performed in Canada.

1939	Began pipeline work in Venezuela, first project outside North America.

1942-44	Served as principal contractor on the “Big Inch” and “Little Big Inch” War Emergency Pipelines in the United States which delivered Gulf Coast crude oil to the Eastern Seaboard.

1954-55	Built Alaska’s first major pipeline system, consisting of 625 miles (1,000 kilometers) of petroleum products pipeline, housing, communications, two tank farms, five pump stations, and marine dock and loading facilities.

1960	Built the first major liquefied petroleum gas pipeline system, the 2,175-mile (3,480-kilometer) Mid-America Pipeline in the United States, including six delivery terminals, two operating terminals, 13 pump stations, communications and cavern storage.

1962	Began operations in Nigeria with the commencement of construction of the TransNiger Pipeline, a 170-mile (275-kilometer) crude oil pipeline.

1964-65	Built the 390-mile (625-kilometer) Santa Cruz to Sica Sica crude oil pipeline in Bolivia. The highest altitude reached by this line is 14,760 feet (4,500 meters) above sea level, which we believe is higher than the altitude of any other pipeline in the world.

1965	Began operations in Oman with the commencement of construction of the 175-mile (280-kilometer) Fahud to Muscat crude oil pipeline system.

1970-72	Built the Trans-Ecuadorian Pipeline, crossing the Andes Mountains, consisting of 315 miles (505 kilometers) of 20-inch and 26-inch pipeline, seven pump stations, four pressure-reducing stations and six storage tanks. Considered the most logistically difficult pipeline project ever completed at the time.

1974-76	Led a joint venture which built the northernmost 225 miles (365 kilometers) of the Trans Alaska Pipeline System.

1984-86	Constructed, through a joint venture, the All-American Pipeline System, a 1,240-mile (1,995-kilometer), 30-inch heated pipeline, including 23 pump stations, in the United States.

1988-92	Performed project management, engineering, procurement and field support services to expand the Great Lakes Gas Transmission System in the northern United States. The expansion involved modifications to 13 compressor stations and the addition of 660 miles (1,060 kilometers) of 36-inch pipeline in 50 separate loops.

1992-93	Rebuilt oil field gathering systems in Kuwait as part of the post-war reconstruction effort.

1996	Listed shares upon completion of an initial public offering of common stock on the New York Stock Exchange under the symbol “WG.”

2002	Completed engineering and project management of the Gulfstream project, a $1.6 billion natural gas pipeline system from Mobile, Alabama crossing the Gulf of Mexico and serving markets in central and southern Florida.

2003	Completed an EPC contract for the 665-mile (1,070-kilometer), 30-inch crude oil Chad–Cameroon Pipeline Project, through a joint venture with another international contractor.

2007	Completed the sale of our Nigerian interests in February 2007. Acquired Midwest in July 2007 and InServ in November 2007.

GEOGRAPHIC REGIONS
     We operate globally but have refocused our operations in recent years on certain markets in North America and the Middle East. Our continuing operations contract revenue for 2007, 2006 and 2005 by geographic region is shown in the following table:

	Year Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Contract Revenue
United States	$612,647	64.7%	$312,121	57.5%	$214,252	72.8%
Canada	244,806	25.8%	161,924	29.8%	54,754	18.6%
Oman	90,238	9.5%	69,214	12.7%	25,294	8.6%
Ecuador	—	—%	—	—%	179	—%

Total	$947,691	100.0%	$543,259	100.0%	$294,479	100.0%

United States
     We have provided services to the US oil and gas industry for more than 90 years. We believe that the United States will continue to be an important market for our services. Market conditions for the short-term showed improvement in 2007 and are expected to show more improvement in 2008, as many of the energy transportation companies, with improved financial condition, and focus on expansion of core businesses. The February 2008 Oil & Gas journal survey of planned worldwide pipeline construction indicates additional planned projects, for 2008 and beyond, in the United States in excess of 20,000 miles an increase of approximately 10 percent over 2007. To improve their liquidity, some of our traditional clients sold pipeline assets, in some cases, to new industry participants. These new owners are beginning to develop and implement their capital budgets for these newly acquired assets, as they have completed their evaluation of the newly acquired assets and are finalizing their strategies for maximizing the return on their investments in these assets. Deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which we expect will result in continued demand for our services in the mid to long-term. The demand for natural gas for industrial and power usage in the United States should increase the demand for additional new natural gas transportation infrastructure. We anticipate that additional supply to satisfy such market demand for natural gas will come from existing and new production in the North Slope of Alaska, the Rocky Mountain region, the Gulf of Mexico, the Barnett and Fayetteville shales in the southwestern United States and newly proposed and permitted liquefied natural gas (“LNG”) regasification terminals along the Gulf Coast. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs. We are recognized as an industry leader in the United States for providing project management, engineering, and procurement and construction services. We maintain a staff of experienced management, construction, engineering and support personnel in the United States. We provide these services through engineering offices located in Tulsa, Oklahoma; Salt Lake City (Murray), Utah and Kansas City, Missouri. Construction operations based in Houston, Texas provide the majority of construction services in the United States.
     InServ is currently most active in the United States and has an excellent nationwide reach, servicing 60 of the 149 operable refineries in the country. With a strong network of sales and operations offices, strategic plant locations and established labor and supplier relationships, InServ has the ability to rapidly mobilize people, materials and equipment to execute projects anywhere domestically or internationally. As refinery turnaround and maintenance projects are a fundamental part of safe plant operations, InServ’s focus on turnaround and maintenance services provides for better visibility and less vulnerability to the overall cyclicality of the energy industry. In particular, turnaround and maintenance projects are performed routinely and not susceptible to fluctuations in hydrocarbon prices. With the Clean Air Act of 1990 pushing the refining industry to meet stringent limitations on the sulfur content in gasoline fuels, InServ benefited from the influx of Clean Fuels projects from 2000 to 2005. Over the next few years, refiners will be required to meet another mandate by the Environmental Protection Agency (EPA). This mandate is targeted towards reducing sulfur content level in diesel fuels. To comply with this mandate, refiners are required to modify and/or expand existing distillate hydrotreating or hydrocracking capacity. Additionally, with refineries operating at near capacity as a result of strong demand for gasoline, combined with a favorable pricing environment, most US operators have stretched their maintenance and turnaround projects to minimize loss time, implying more intensive maintenance and turnaround projects in the near term. Furthermore, with the increasing domestic and global demand for gasoline, there has also been an up-tick in the proposed capacity expansion and upgrading of existing refining units.
     We have also provided significant engineering services to US government agencies during the past 25 years, particularly in fuel storage and distribution systems and aircraft fueling facilities.
Canada
     Prevailing oil and gas prices at higher than historical averages have increased industry interest, investment and development in the oil sands region of northern Alberta, Canada, where industry estimates expect over Cdn $100 billion to have been invested by the end of 2015. New process plant developments offer prospective fabrication and installation work as well as maintenance opportunities, and the anticipated increase in crude oil volumes to be shipped to markets in the United States and Asia has resulted in proposals for several major crude oil export pipelines from this region. The need for additional process fuel for the oil sands also is driving the development of new pipeline infrastructure from the Mackenzie Delta region. Construction, fabrication and maintenance services in Canada are provided primarily through facilities and resources located in Ft. McMurray and Edmonton, Alberta. In 2006, we were awarded a major construction project in the Ft. McMurray area, valued in excess of $50 million, and in 2007, we were awarded a major cross-country pipeline construction project, valued in excess of $70 million. With these contract awards, we are continuing to establish our experience and capability in Canada for such assignments.
Middle East
     Our operations in the Middle East date back to 1948. We have worked in most of the countries in the region, with particularly heavy involvement in Kuwait, Oman and Saudi Arabia. Currently, we have ongoing operations in Oman, where we have been active continuously for more than 40 years. We maintain a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offer construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to our clients. In 2004, we were awarded a new five-year contract by Oman LNG for general maintenance services. We believe our presence in Oman and our experience there and in other Middle Eastern countries will enable us to successfully win and perform projects in this region. We have evaluated the opportunities in the Middle East and determined that we should focus our efforts on continued development of our operations in Oman and the extension of that expertise and capability into the markets in the United Arab Emirates and in Saudi Arabia, where we have a joint venture relationship.
     We continue to believe that increased exploration and production activity in the Middle East will be the primary factor influencing the construction of new energy transportation systems in the region. The majority of future transportation projects in the region are expected to be centered around natural gas due to increased regional demand, governments’ recognition of gas as an important asset and an underdeveloped gas transportation infrastructure throughout the region. In April 2003, we were awarded an EPC contract for a natural gas pipeline system in Oman and completed that project in 2004. In October 2003, we were awarded work as a subcontractor to repair damaged pipelines in northern Iraq. This work was completed in late 2004. We believe the Middle East presents opportunities to provide an increased level of service for us.
Africa
     Africa has been an important strategic market for us and may remain so despite our decision to exit Nigeria in 2006. There are large, potentially exploitable reserves of natural gas in North Africa. Depending upon the world market for natural gas and the availability of financing, the amount of potential new work could be substantial. Currently, we are monitoring or bidding on major work prospects in Algeria and Libya.
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
     In February 2007, we sold our interests in Nigeria.
South America
     The medium to long-term market outlook has not changed, but in the short-term, the markets in Bolivia, Ecuador and Venezuela have been disrupted by a populist political agenda and its emphasis on state control of natural resources and energy projects. The political situations in Bolivia, Ecuador and Venezuela remain uncertain and projects in these countries continue to be delayed. Because the governments of these countries continue to pursue agendas which include nationalization and/or renegotiation of contracts with foreign investors, we view these markets as having limited opportunities in the near term.
     We have been active in South America since 1939 and have performed numerous major projects in South America, where our accomplishments include the construction of five major pipeline crossings of the Andes Mountains and the world altitude record for constructing a pipeline.
     In 2006, we sold our business interests in Venezuela.
Backlog
     Backlog
     In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but on capturing quality backlog with margins commensurate with the risks associated with a given project.
     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2007, total backlog from continuing operations increased $703,169 (116.8 percent) to $1,305,441 from $602,272 at December 31, 2006. Backlog for Discontinued Operations was $0 and $406,780 at December 31, 2007 and 2006, respectively. As important as the overall growth in backlog is the composition of our backlog between fixed-price and cost reimbursable contracts. Cost reimbursable contracts comprised 74.9 percent of backlog at December 31, 2007 versus 44.8 percent of backlog at December 31, 2006. We expect that approximately $1,089,801 or about 83.5 percent, of our existing total backlog at December 31, 2007, will be recognized in revenue during 2008.
     We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.
     The following table shows our backlog by business segment as of December 31, 2007 and 2006:

	Year Ended December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Upstream O&G	$941,301	72.1%	$428,839	71.2%
Downstream O&G	199,646	15.3%	—	—%
Engineering	164,494	12.6%	173,433	28.8%

Total, continuing operations	1,305,441	100.0%	602,272	100.0%

Discontinued operations	—		406,780

Total backlog	$1,305,441		$1,009,052

Competition
     We operate in a highly competitive environment. We compete against government-owned or supported companies and other companies that have financial and other resources substantially in excess of those available to us. In certain markets, we compete against national and regional firms against which we may not be price competitive.
     In the United States, our primary upstream construction competitors on a national basis include Associated Pipeline Contractors, Price Gregory Services, Sheehan Pipeline Construction, US Pipeline and Welded Construction. In addition, there are a number of regional competitors, such as Sunland, Dyess, Flint, and Jomax.
     Our primary competitors in the downstream market include AltairStrickland, JV Industrial Companies, Plant Performance Services, KBR, Chicago Bridge & Iron and Matrix Services.
     Primary competitors for engineering services include:
•	Alliance Engineering;

•	Bechtel;

•	Worley Parsons;

•	Fluor;

•	Gulf Interstate;

•	Jacobs Engineering;

•	KBR;

•	Mustang Engineering;

•	Paragon Engineering;

•	Snamprogetti;

•	Technip;

•	Trigon EPC; and

•	Universal Ensco.
     Our primary competitors for international onshore construction projects in developing countries include Technip (France), CCC (Lebanon), Saipem (Italy), Spie-Capag (France), Techint (Argentina), Bechtel (US), Stroytransgaz (Russia), Tekfen (Turkey), and Nacap (Netherlands). We believe that we are one of the few companies among our competitors possessing the ability to carry out large projects in developing countries on a turnkey basis (engineering, procurement and construction), without subcontracting major elements of the work. As a result, we may be more cost effective than our competitors in certain instances or offer a superior value proposition. In Canada, competitors for onshore pipeline construction assignments include North American Energy Services, Flint Energy Services and OJ Pipelines.
     We have different competitors in different markets. In Oman, competitors in oil field transport services include Ofsat and TruckOman, all Omani companies; and in construction and the installation of flowlines and mechanical services, we compete with Gulf Petrochemical Services (Oman), CCC (Lebanon), Dodsal (India), Saipem (Italy), Special Technical Services (Oman) and Galfar (Oman).
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
Contract Provisions and Subcontracting
     Most of our revenue is derived from engineering, construction and EPC contracts. The majority of our contracts fall into the following basic categories:
•	firm fixed-price or lump sum fixed-price contracts, providing for a single price for the total amount of work or for a number of fixed lump sums for the various work elements comprising the total price;

•	cost plus fixed fee contracts under which income is earned solely from the fee received. Bidding cost plus fixed fee contracts has been the focus of our large project efforts in 2007;

•	unit-price contracts, which specify a price for each unit of work performed;

•	time and materials contracts, under which personnel and equipment are provided under an agreed schedule of daily rates with other direct costs being reimbursable; and

•	a combination of the above (such as lump sums for certain items and unit rates for others).
     Changes in scope of work are subject to change orders to be agreed upon by both parties. Change orders not agreed to in either scope or price result in claims to be resolved in a dispute resolution process. These changes and claims can affect our contract revenue either positively or negatively.
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
     All US government contracts and many of our other contracts provide for termination of the contract for the convenience of the client. In addition, some contracts are subject to certain completion schedule requirements that require us to pay liquidated damages in the event schedules are not met as the result of circumstances within our control.
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
     Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and may incur losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In some cases, we are able to recover additional costs and profits from the client through the change order process. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs, and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract. Our accounting policy related to contract variations and claims requires recognition of all costs as incurred. Revenue from change orders, extra work and variations in the scope of work is recognized when an agreement is reached with the client as to the scope of work and when it is probable that the cost of such work will be recovered in a change in contract price. Profit on change orders, extra work and variations in the scope of work are recognized when realization is assured beyond a reasonable doubt. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided.
Employees
     At December 31, 2007, we employed directly a multi-national work force of approximately 5,475 persons, of which approximately 82.2 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 3,002 over the past five years. The minimum employment during that period has been 1,381 and the maximum was 5,475. At December 31, 2007, approximately 17.6 percent of our employees were covered by collective bargaining agreements. We believe relations with our employees are satisfactory.
     The following table sets forth the location of employees by work countries as of December 31, 2007:

	Number of
	Employees	Percent
US Upstream O&G	1,644	30.0%
US Downstream O&G	987	18.0
US Engineering	531	9.7
US Administration	97	1.8
Canada	729	13.3
Oman	1,481	27.1
Other	6	0.1

Total	5,475	100.0%

Equipment
     We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment. In 2007 and 2006, expenditures for capital equipment were $35.6 million and $12.3 million, respectively. At December 31, 2007, the net book value of our property, plant, and equipment was $159.8 million.
      We are constantly evaluating the availability of equipment and in recent past years have leased equipment to ensure its availability to support projects. The increasing demand for construction equipment in North America, the consequential increase in rental rates and our improved liquidity have caused us to reevaluate our approach to securing necessary equipment and we currently believe that ownership of certain components of the equipment fleet may be more cost effective. We have entered into various capital leases in 2007 and 2006 adding approximately $59.1 million of equipment during these periods. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time. All equipment is subject to scheduled maintenance to maximize fleet readiness. We have maintenance facilities at Azaiba, Oman; Ft. McMurray, Alberta, Canada; and Houston, Texas, as well as temporary site facilities on major jobs to minimize downtime. In 2006, we made the decision to consolidate our equipment yards and equipment maintenance activities in the US and sold our Channelview, Texas facility in 2007.

Facilities
     The principal facilities that we utilize to operate our business are:

Principal Facilities
Physical Size/
Location	Capacity	Description	Ownership
Houston, TX	10 acres, 16,700 sq. ft.	Equipment yard and maintenance facility	Own
Tulsa, OK	100,000 sq. ft.	Office building	Own
Catoosa, OK	30 acres	Manufacturing, warehouse and office	Own
Tulsa, OK	73 acres, 163,000 sq. ft.	Manufacturing, warehouse and office	Own
Edmonton, Alberta, Canada		Fabrication facility	Own
Ft. McMurray, Alberta, Canada		Fabrication facility	Own
Panama		Office space	Leased
Houston, TX		Office space	Leased
Tulsa, OK	35,000 sq. ft.	Office space	Leased
Salt Lake City, UT		Office space	Leased
Kansas City, MO		Office space	Leased
Oman		Office space and general warehouse building	Leased
     We lease other facilities used in our operations, primarily sales/shop offices, equipment sites and expatriate housing units in the United States, Canada and Oman. Rent expense for all leased facilities was $1.6 million in 2007 and $1.5 million in 2006.
Insurance and Bonding
     Operational risks are analyzed and categorized by our risk management department and are insured through major international insurance brokers under a comprehensive insurance program, which includes commercial insurance policies, consisting of the types and amounts typically carried by companies engaged in the worldwide engineering and construction industry. We maintain worldwide master policies written mostly through highly-rated insurers. These policies cover our property, plant, equipment and cargo against all normally insurable risks, including war risk, political risk and terrorism in third-world countries. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with the level of our asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, “builders all risk insurance” is purchased when deemed necessary. Substantially all insurance is purchased and maintained at the corporate level, other than certain basic insurance, which must be purchased in some countries in order to comply with local insurance laws.
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
     We often are required to provide surety bonds guaranteeing our performance and/or financial obligations. The amount of bonding available to us depends upon our experience and reputation in the industry, financial condition, and backlog and management expertise, among other factors. We also use letters of credit issued under our credit facility in lieu of bonds to satisfy performance and financial guarantees on some projects when required.
Item 1A. Risk Factors
     The nature of our business and operations subjects us to a number of uncertainties and risks.
RISKS RELATED TO OUR BUSINESS
We may continue to experience losses associated with our prior Nigeria based operations.
     In February 2007, we completed the sale of our Nigerian operations. In August 2007, we and our subsidiary, Willbros International Services (Nigeria) Limited, entered into a Global Settlement Agreement with Ascot Offshore Nigeria Limited (“Ascot”), the purchaser of our Nigerian operations and Berkeley Group Plc, the purchaser’s parent company. Among the other matters, the Global Settlement Agreement (“GSA”) provided for the payment of an amount in full and final settlement of all disputes between Ascot and us related to the working capital adjustment to the closing purchase price under the February 2007 share purchase agreement. In connection with the sale of our Nigerian operations, we also entered into a Transition Services Agreement, and Ascot delivered a promissory note in favor of us.
     The Global Settlement Agreement provided for a settlement in the amount of $25,000, the amount by which we and Ascot agreed to adjust the closing purchase price downward (the “Settlement Amount”). Under the Global Settlement Agreement, we retained approximately $13,900 of the Settlement Amount and credited this amount to the account of Ascot for amounts which were due to us under the Transition Services Agreement and promissory note. Our payment of the balance of the Settlement Amount settled any and all obligations and disputes between Ascot and us in relation to the adjustment to the closing purchase price under the share purchase agreement.
     As part consideration for the parties’ agreement on the Settlement Amount, Ascot secured with non-Nigerian banks supplemental backstop letters of credit totaling $20,322. In addition, upon the payment of the balance of the Settlement Amount, all of the parties’ respective rights and obligations under the indemnification provisions of the share purchase agreement were terminated, except as provided in the Global Settlement Agreement.
     We may continue to experience losses or incur expenses subsequent to the sale and disposition of our operations and the Global Settlement Agreement. In particular:
•	Although we believe Ascot’s provisions of supplemental backstop letters of credit has minimized our letter of credit risk, the same difficulties which led to our leaving Nigeria continue to exist. Ascot’s continued willingness and ability to perform our former projects in West Africa are important ingredients to further reducing our risk profile in Nigeria and elsewhere in West Africa. As such, it was important under the Global Settlement Agreement to receive additional assurances from Ascot related to ongoing projects because of our continuing parent guarantees on those projects.
•	We issued parent company guarantees to our former clients in connection with the performance of some of our contracts in Nigeria and nearby West Africa locations. Although Ascot is now responsible for completing these projects, our guarantees may remain in force in varying degrees until the projects are completed. Indemnities are in place pursuant to which Ascot and its parent company are obligated to indemnify us for any losses we incur on these guarantees. However, we can provide no assurance that we will be successful in enforcing our indemnity rights. The guarantees include five projects under which we estimated that, at February 7, 2007, there was aggregate remaining contract revenue of approximately $352,107, and aggregate cost to complete of approximately $293,562.

•	Recently, we received our first notification asserting various rights under one of our outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. We understand that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “...requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” We understand that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI, but simultaneously expressed that WAPCo was willing to re-engage WWAI under a new contract to finish some of the remaining WAGP contract work, and otherwise provide transition services to facilitate the handover of other unfinished WAGP contract work to alternative contractors yet to be identified.
Also, on February 1, 2008, we received a letter from WAPCo reminding us of our parent guarantee on the WAGP contract and requesting that we remedy WWAI’s default under that contract, as amended. On previous occasions, we have advised WAPCo that, for a variety of legal, contractual, and other reasons, we did not consider our prior WAGP contract parent guarantee to have continued application, and we reiterated that position to WAPCo in our response to its February 1, 2008 letter. WAPCo disputes our position that we are no longer bound by the terms of our prior parent guarantee of the WAGP contract and has reserved all its rights in that regard. We anticipate that this developing dispute with WAPCo could result in a lengthy arbitration proceeding between WAPCo and WWAI in the London Court of International Arbitration to determine the validity of the alleged default notice issued by WAPCo to WWAI, including any resulting damage award, in combination with a lawsuit between WAPCo and us in the English Courts under English law to determine the enforceability, in whole or in part, of our parent guarantee, which we expect to be a lengthy process.
We have no intention of returning to Nigeria. If ultimately it is determined by an English Court that we are liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against us directly under our parent company guarantee, and, in either case, we are unable to enforce our rights under the indemnity agreement entered into with Ascot in connection with the WAGP contract, we may experience substantial losses. However, management cannot, at this time, predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot will protect us. Based upon our current knowledge of the relevant facts and circumstances, we do not expect that the outcome of the dispute will have a material adverse effect on our financial condition or results of operations.
•	Although our current activities in Nigeria are now confined to providing a modest array of transition services to the new owner, including making available to Ascot currently four of our employees, if we are unable to continue to provide such transition services, or if the buyer is otherwise unable to perform under our contracts that were in effect as of the closing date, we may be required to respond under our parent company guarantees discussed above.
•	We may experience difficulty redeploying to our continuing operations certain owned equipment which is located in West Africa and which was not conveyed to Ascot at the closing of the sale of our Nigeria operations.
We have reached agreements in principle with the DOJ and the SEC to settle investigations involving possible violations of the Foreign Corrupt Practices Act (“FCPA”) and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. If a final settlement is not approved, our liquidity position and financial results could be materially adversely affected.
     In late December 2004, we learned that tax authorities in Bolivia had charged our Bolivian subsidiary with failure to pay taxes owed, filing improper tax returns and the falsification of tax documents. As a result of our investigation, we determined that J. Kenneth Tillery, then President of Willbros International, Inc (“WII”) and the individual principally responsible at that time for our international operations outside of the United States and Canada, was aware of the circumstances that led to the Bolivian charges. Mr. Tillery resigned from the Company on January 6, 2005. In January 2005, our Audit Committee engaged independent outside legal counsel for the purpose of conducting an investigation into the circumstances surrounding the Bolivian tax assessment as well as other activities which were previously under the control of Mr. Tillery. The investigations conducted by the Audit Committee and senior management have revealed information indicating that Mr. Tillery, and others who directly or indirectly reported to him, engaged in activities that were and are specifically contrary to established Company policies and possibly the laws of several countries, including the United States. Our investigations determined that some of the actions of Mr. Tillery and other employees or consultants of WII or its subsidiaries may have caused us to violate U.S. securities laws, including the FCPA, and/or other U.S. and foreign laws.
     We have voluntarily reported the results of our investigations to both the SEC and the DOJ. We have also voluntarily reported certain potentially improper facilitation and export activities to the United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”), and to the DOJ and to the SEC. The SEC and the DOJ have been investigating actions taken by us and our former employees and representatives that may constitute violations of U.S. law. We continue to cooperate fully with all such investigations.
     We have reached agreements in principle to settle the DOJ and the SEC investigations. As a result of the agreements in principle, we have established aggregate reserves relating to these matters of $32,300. The aggregate reserves reflect our estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. Of the $32,300 in aggregate reserves, $22,000, representing the anticipated DOJ fines, was recorded as an operating expense for continuing operations and $10,300, representing anticipated SEC disgorgement of profits and pre-judgment interest, was recorded as an operating expense for discontinued operations. In January 2008, the Company submitted a signed Consent Decree and Agreed Final Judgment to the SEC and, as required by the SEC, deposited the first installment payment of $2,575 into an escrow account.
     These settlements in principle are contingent upon the parties’ agreement to the terms of final settlement agreements and require final approval from the DOJ and the SEC and confirmation by a federal district court. We can provide no assurance that such approvals will be obtained. If a final resolution is not concluded, we believe it is probable that the DOJ and SEC will seek civil and criminal sanctions against us as well as fines, penalties and disgorgement. If ultimately imposed, or if agreed to by settlement, such sanctions may exceed the current amount we have estimated and reserved in connection with the settlements in principle.
     In addition, with respect to OFAC’s investigation, OFAC and Willbros USA, Inc. have agreed in principle to settle the allegations pursuant to which we will pay a total of $6.6 as a civil penalty.
The terms of final settlements with the DOJ and SEC, and the prosecution of former employees that will follow, may negatively impact our ongoing operations.
     Upon completion of final settlements with the DOJ and SEC, we expect to be subject to ongoing review and regulation of our business operations, including the review of our operations and compliance program by a government approved independent monitor. The activities of the independent monitor will have a cost to us and may cause a change in our processes and operations, the outcome of which we are unable to predict. In addition, the settlements, and the prosecution of former employees that will follow, may impact our operations or result in legal actions against us in countries that are the subject of the settlements. The settlements could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages.
Our failure to comply with the terms of settlement agreements with the DOJ and SEC would have a negative impact on our ongoing operations.
     Under the settlements in principle with the DOJ and SEC, we expect to be subject to a three-year deferred prosecution agreement and to be permanently enjoined by the federal district court against any future violations of the federal securities laws. Our failure to comply with the terms of the settlement agreements with the DOJ and SEC could result in resumed prosecution and other regulatory sanctions, and could otherwise negatively affect our operations. In addition, if we fail to make timely payment of the penalty amounts due to the DOJ and/or the disgorgement amounts specified in the SEC settlement, the DOJ and/or the SEC will have the right to accelerate payment, and demand that the entire balance be paid immediately. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including:
•	our supervision, training and retention of competent employees;

•	the efforts of our employees to comply with applicable law and our Foreign Corrupt Practices Act Compliance Manual and Code of Business Conduct and Ethics; and

•	our continuing management of our agents and business partners.
Special risks associated with doing business in highly corrupt environments may adversely affect our business.
     Although we have completed the sale of our Nigeria operations , our international business operations may continue to include projects in countries where corruption is prevalent. Since the anti-bribery restrictions of the FCPA make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantage, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.
Our management has concluded that we did not maintain effective internal controls over financial reporting as of December 31, 2007, 2006, 2005 and 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 identified a material weakness and confirmed that a previously disclosed material weakness in our internal control over financial reporting continued to exist. We believe that the other material weaknesses reported as of December 31, 2006 were eliminated in February 2007 as a result of the sale of our Nigerian assets and operations. However, our inability to remediate these material weaknesses prior to February 2007, our most recent material weaknesses and any other control deficiencies that we may discover in the future, could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.
     As disclosed in our Annual Reports on Form 10-K for 2007, 2006, 2005 and 2004, management’s assessment of our internal controls over financial reporting identified several material weaknesses. These material weaknesses led to the restatement of our previously issued consolidated financial statements for fiscal years 2002 and 2003 and the first three quarters of 2004. Although we made progress in executing our remediation plans during 2005 and 2006, including the remediation of three material weaknesses, as of December 31, 2006, management concluded that we did not maintain effective internal controls over financial reporting due to the following remaining material weaknesses in internal controls:
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
     Moreover, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 identified a material weakness and confirmed that a material weakness in our internal control over financial reporting previously identified on November 13, 2007 continued to exist. The newly identified material weakness relates to a lack of proper control over the update and renew of the worker’s compensation insurance rate master file. The previously identified material weakness relates to management’s review of subcontract cost calculations for a project in Canada.
     The remediation plan for the material weakness relating to the lack of proper control over the update and review of the worker’s compensation insurance rate master file consists of developing additional documented control procedures to ensure the worker’s compensation insurance rate master file is accurately updated in a timely manner and the worker’s compensation insurance cost calculations are performed accurately using the updated master file data. The remediation plan for the previously identified material weakness relating to management review of subcontract cost calculations began in the fourth quarter of 2007 and consists of:
•	hiring an additional project controller;

•	enhancing the management review process; and

•	introducing system upgrades to automate certain processes, which management believes will prevent the omission of previously identified costs, such as those described above.
In 2006, our efforts to strengthen our control environment and correct the material weakness in company level controls over the financial statement close process included:
•	reviewing and monitoring our accounting department structure and organization, both in terms of size and expertise;

•	hiring additional senior accounting personnel at our corporate administrative offices;

•	increasing our supervision of accounting personnel;

•	recruiting candidates in order to expeditiously fill vacancies in our accounting, finance and project management functions; and

•	developing documentation and consistent execution of controls over our financial statement close process.
     Our efforts during 2006 to improve our control environment in response to the weakness in construction contract management identified at December 31, 2005 included:
•	initiating efforts to expand operations and accounting supervisory controls over consistency in the project reporting process and documentation for Nigeria contracts through the addition of supervisory personnel; and

•	developing more standardized documentation related to project management reporting and management review processes.
     We believe that our reported material weaknesses at December 31, 2006 were eliminated in February 2007 upon the sale of our Nigeria assets and operations since those material weaknesses related solely to our operations in that country. However, our inability to remediate these material weaknesses prior to February 2007, our most recent material weaknesses and any other control deficiencies we identify in the future, could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports or have a material adverse effect on our ability to operate our business or access sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements.
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
     Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil, gas and power industries, specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:
•	current and projected oil, gas and power prices as well as refining margins;

•	the demand for electricity;

•	the abilities of oil, gas and power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	the discovery rate of new oil and gas reserves;

•	the sale and expiration dates of oil and gas leases and concessions;

•	regulatory restraints on the rates that power companies may charge their customers;

•	local and international political and economic conditions;

•	the ability or willingness of host country government entities to fund their budgetary commitments; and

•	technological advances.
If we are not able to renegotiate our surety bond lines, our ability to operate may be significantly restricted.
     Our bonding company provides surety bonds on a case-by-case basis for projects in North America and requires that we post backstop letters of credit in the amount of $25,000 which expire November 2008. We are currently negotiating with our bonding company to eliminate the requirement to provide backstop letters of credit, but we can provide no assurance that we will be successful in removing this requirement. If we are unable to obtain surety bonds, or if the cost of obtaining surety bonds is prohibitive, our ability to bid some projects may be adversely affected in the event other forms of performance guarantees such as letters of credit or parent guarantees are deemed insufficient or unacceptable. In addition, the requirement for backstop letters of credit reduces the capacity available to us under our credit facility.
Our international operations are subject to political and economic risks of developing countries.
     Although we sold our operations in Nigeria and Venezuela, we have substantial operations in the Middle East (Oman) and anticipate that a significant portion of our contract revenue will be derived from, and a significant portion of our long-lived assets will be located in, developing countries.
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
     We operate primarily in the oil, gas, power and refinery industries, providing construction, engineering and facilities development and operations services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. Three substantial clients are responsible for 47 percent of our backlog at December 31, 2007.
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
     Our business operations include pipeline construction, fabrication, pipeline rehabilitation services and construction and turnaround and maintenance services to refiners and petrochemical facilities. These operations involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions and operator error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment, and suspension of operations. In locations where we perform work with equipment that is owned by others, our continued use of the equipment can be subject to unexpected or arbitrary interruption or termination.

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

Our strategic plan relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.
     Our strategic plan involves growth through, among other things, the acquisition of other companies. Such growth involves a number of risks, including:
•	inherent difficulties relating to combining previously separate businesses;

•	diversion of management’s attention from ongoing day-to-day operations;

•	the assumption of liabilities of an acquired business, including both foreseen and unforeseen liabilities;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	potentially substantial transaction costs associated with business combinations;

•	difficulties relating to assimilating the personnel, services and systems of an acquired business and to integrating marketing, contracting, commercial and other operational disciplines; and

•	difficulties in applying and integrating our system of internal controls to an acquired business.
     In addition, we can provide no assurance that we will continue to locate suitable acquisition targets or that we will be able to consummate any such transactions on terms and conditions acceptable to us. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.
Our operations expose us to potential environmental liabilities.
     Our U.S. operations are subject to numerous environmental protection laws and regulations which are complex and stringent. We regularly perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. Significant fines and penalties may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time these acts were performed.
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
     We are a corporation organized under the laws of the Republic of Panama. In addition, one of our current board members is a resident of Canada. Accordingly:
•	it may not be possible to effect service of process on non-resident directors in the United States and to enforce judgments against them predicated on the civil liability provisions of the federal securities laws of the United States;

•	because a substantial amount of our assets are located outside the United States, any judgment obtained against us in the United States may not be fully collectible in the United States; and

•	we have been advised that courts in the Republic of Panama will not enforce liabilities in original actions predicated solely on the U.S. federal securities laws.
     These factors mean that it may be more costly and difficult for you to recover fully any alleged damages that you may claim to have suffered due to alleged violations of U.S. federal securities laws by us or our management than it would otherwise be in the case of a U.S. corporation.
Our goodwill may become impaired.
     We have a substantial amount of goodwill following our recent acquisition of InServ. At least annually, we evaluate our goodwill for impairment based on the fair value of each operating unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels or ability to perform at levels that were forecasted. These changes could result in an impairment that would require a material non-cash charge to our results of operations.
RISKS RELATED TO OUR COMMON STOCK
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
     Our stockholder rights plan and provisions of our articles of incorporation and by-laws may discourage unsolicited takeover proposals or make it more difficult for a third party to acquire us, which may adversely affect the price that investors might be willing to pay for our common stock. For example, our articles of incorporation and by-laws:
•	provide for restrictions on the transfer of any shares of common stock to prevent us from becoming a “controlled foreign corporation” under U.S. tax law;

•	provide for a classified board of directors, which allows only one-third of our directors to be elected each year;

•	restrict the ability of stockholders to take action by written consent;

•	establish advance notice requirements for nominations for election to our Board of Directors; and

•	authorize our Board of Directors to designate the terms of and issue new series of preferred stock.
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
     Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, or the perception that these sales could occur, may depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
In the event we issue stock as consideration for certain acquisitions, we may dilute share ownership.
     We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. If we do issue additional equity securities, such issuances may have the effect of diluting our earnings per share as well as our existing stockholders’ individual ownership percentages in our company.
Our prior sale of common stock, warrants and convertible notes, and our outstanding warrants and convertible notes may lead to further dilution of our issued and outstanding stock.
     On November 20, 2007, we completed an underwritten public offering of 7,906,250 shares of our common stock. In October 2006, we sold 3,722,360 shares of our common stock and warrants to purchase an additional 558,354 shares. The recent issuance of warrants and the prior issuance of $70.0 million in aggregate principal amount of our 2.75% Convertible Senior Notes due 2024 and $84.5 million of our 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”) may cause a significant increase in the number of shares of common stock currently outstanding. In May 2007, we induced the conversion of approximately $52.5 million in aggregate principal amount of our outstanding 6.5% Notes into a total of 2,987,582 shares of our common stock and may elect to enter into similar transactions in the future. If we agree to induce the conversion of additional convertible notes, we may cause a significant additional increase in the number of shares of common stock currently outstanding.
     In August 2006, our stockholders approved an increase in our authorized shares of common stock from 35 million to 70 million shares. The issuance of additional common stock or securities convertible into our common stock would result in further dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, one million shares of Class A preferred stock, which may give other stockholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. Our Board of Directors has no present intention of issuing any such Class A preferred stock, but reserves the right to do so in the future.
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
     The Company and its subsidiary, WII, have reached an agreement in principle with representatives of the DOJ, subject to approval by the DOJ, to settle its previously disclosed investigation into possible violations of the FCPA. In addition, the Company has reached an agreement in principle with the staff of the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. As described more fully below, if accepted by the DOJ and the SEC and approved by the court, the settlements together will require us to pay over approximately three years, a total of $32,300 in penalties and disgorgement, plus post-judgment interest on $7,725 of that amount. In addition, WGI and WII will, for a period of approximately three years, each be subject to Deferred Prosecution Agreements (“DPAs”) with the DOJ. Finally, we will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws.
     The terms of the agreement in principle with the DOJ include the following:
•	A six-count criminal information will be filed against WGI and WII as part of the execution of the DPAs between the DOJ and each of WGI and WII. The six counts include substantive violations of the anti bribery provisions of the FCPA, and violations of the FCPA’s books-and-records provisions. All six counts relate to operations in Nigeria, Ecuador and Bolivia during the period from 1996 to 2005.

•	Provided that WGI and WII fully comply with the DPAs for a period of approximately three years, the DOJ will agree not to continue the criminal prosecution and, at the conclusion of that time, will move to dismiss the criminal information.

•	The DPAs will require, for each of their three year terms, among other things, full cooperation with the government; compliance with all federal criminal law, including but not limited to the FCPA; and a three year monitor for WGI and its subsidiary companies, primarily focused on international operations outside of North America, the costs of which are payable by WGI.

•	The Company will be subject to $22,000 in fines related to FCPA violations. The fines are payable in four equal installments of $5,500, first on signing, and annually for approximately three years thereafter, with no interest payable on the unpaid amounts.
     With respect to the agreement in principle with the staff of the SEC:
•	The Company will consent to the filing in federal district court of a complaint by the SEC (the “Complaint”), without admitting or denying the allegations in the Complaint, and to the imposition by the court of a final judgment of permanent injunction against us. The Complaint will allege civil violations of the antifraud provisions of the Securities Act and the Securities Exchange Act, the FCPA’s anti-bribery provisions, and the reporting, books-and-records and internal controls provisions of the Securities Exchange Act. The final judgment will not take effect until it is confirmed by the court, and will permanently enjoin us from future violations of those provisions.

•	The final judgment will order the Company to pay $10,300, consisting of $8,900 for disgorgement of profits and approximately $1,400 of pre-judgment interest. The disgorgement and pre-judgment interest is payable in four equal installments of $2,575, first on signing, and annually for approximately three years thereafter. Post-judgment interest will be payable on the outstanding balance. In January 2008, the Company submitted a signed Consent Decree and Agreed Final Judgment to the SEC and, as required by the SEC, deposited the first installment payment of $2,575 into an escrow account.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders during the fourth quarter of 2007 through the solicitation of proxies or otherwise.
Item 4A. Executive Officers of the Registrant
     The following table sets forth information regarding the Company’s executive officers. Officers are elected annually by, and serve at the discretion of, our Board of Directors.

Name	Age	Position(s)
Robert R. Harl	57	Director, President, Chief Executive Officer and Chief Operating Officer
John K. Allcorn	46	Executive Vice President
John T. Dalton	56	Senior Vice President and General Counsel
Van A. Welch	53	Senior Vice President and Chief Financial Officer
     Robert R. Harl was elected to the Board of Directors and as President and Chief Operating Officer of Willbros Group, Inc. in January 2006, and as Chief Executive Officer in January 2007. Mr. Harl has over 30 years experience working with Kellogg Brown & Root (“KBR”), a global engineering, construction and services company, and its subsidiaries in a variety of officer capacities, serving as President of several of the KBR business units. Mr. Harl’s experience includes executive management responsibilities for units serving both upstream and downstream oil and gas sectors as well as power, government and infrastructure sectors. He was President and Chief Executive Officer of KBR from March 2001 until July 2004 when he was appointed Chairman, a position he held until January 2005. KBR filed for reorganization under Chapter 11 of the US Bankruptcy Code in December 2003 in order to discharge certain asbestos and silica personal injury claims. The order confirming KBR’s plan of reorganization became final in December 2004, and the plan of reorganization became effective in January 2005. Mr. Harl was engaged as a consultant to Willbros from August 2005 until he became an executive officer and director of Willbros in January 2006.
     John K. Allcorn joined Willbros in May 2000 as Senior Vice President of Willbros International, Inc. and was elected Executive Vice President of Willbros Group, Inc. in 2001. Mr. Allcorn was employed at US Pipeline, Inc., a North American pipeline construction company, as Senior Vice President, from July 1997 until joining Willbros in May 2000.  He served from 1985 to 1997 at Gregory & Cook, Inc., an international pipeline construction company, in various management capacities including Vice President from June 1996 to July 1997.  Mr. Allcorn has over 21 years of pipeline industry experience including an established record in operations management, finance, and business development.
     John T. Dalton joined Willbros in November 2002 and was elected Senior Vice President and General Counsel of Willbros Group, Inc. Mr. Dalton has over 28 years of oil and gas industry experience having worked in both the owner and contractor regimes. From 1993 to November 2002, Mr. Dalton served as outside counsel to Willbros advising on contracts. Between 1980 and 1993, Mr. Dalton was employed by

Occidental Petroleum Corporation (“Occidental”) where he served as an officer and chief legal counsel to various business units in Occidental’s oil and gas division, both domestically and in Colombia, Pakistan and the United Kingdom. Before entering private practice in 1993, Mr. Dalton’s last position with Occidental was Vice President and General Counsel of Island Creek Corporation in Lexington, Kentucky.
     Van A. Welch joined Willbros in 2006 as Senior Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc.; Mr. Welch served as Treasurer until September 2007. Mr. Welch has over 28 years of experience in project controls, administrative and finance positions with KBR, Inc. (formerly known as Kellogg Brown & Root), a global engineering, construction and services company, and its subsidiaries, serving most recently as Vice President – Finance and Investor Relations and as a member of KBR’s executive leadership team. From 1998 to 2006, Mr. Welch held various other positions with KBR including Vice President, Accounting and Finance of the Engineering and Construction Division, Vice President, Accounting and Finance of Onshore Operations and Senior Vice President of Shared Services. Mr. Welch is a Certified Public Accountant.

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
     Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	High	Low
For the year ended December 31, 2007:
First Quarter	$23.13	$17.88
Second Quarter	30.63	21.86
Third Quarter	34.48	22.96
Fourth Quarter	43.53	31.81

For the year ended December 31, 2006:
First Quarter	$21.23	$14.46
Second Quarter	24.53	17.38
Third Quarter	19.47	15.00
Fourth Quarter	19.93	14.00
     Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of February 8, 2008, our common stock was held by 100 holders of record and an estimated 10,805 beneficial owners.
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
Issuer Purchases of Equity Securities
     The following table provides information about purchases of our common stock by us during the fourth quarter of 2007:

Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
			Part of	Shares That May
			Publicly	Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
	Purchased(1)	Per Share(2)	Programs	or Programs
October 1, 2007 – October 31, 2007	—	$—	—	—
November 1, 2007 – November 30, 2007	6,943	35.66	—	—
December 1, 2007 – December 31, 2007	10,389	38.33	—	—

Total	17,332	$37.26	—	—

(1)	Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.

(2)	The price paid per common share represents the closing sales price of a share of our common stock as reported by the New York Stock Exchange on the day that the stock was acquired by us.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005(1)	2004(1)(2)	2003(1)(2)
Statement of Operations Data:
Contract revenue	$947,691	$543,259	$294,479	$272,794	$271,021
Operating expenses:(5)
Contract (5)	847,918	497,236	273,273	229,344	258,012
Amortization of intangibles	794	—	—	—	—
General and administrative(5)	68,071	58,054	46,837	35,314	30,263
Government fines	22,000	—	—	—	—

Operating income (loss)	8,908	(12,031)	(25,631)	8,136	(17,254)
Interest expense, net	(3,103)	(8,265)	(3,904)	(2,480)	(518)
Other income (expense)	(3,477)	569	742	(387)	(965)
Loss on early extinguishment of debt	(15,375)	—	—	—	—

Income (loss) from continuing operations before income taxes	(13,047)	(19,727)	(28,793)	5,269	(18,737)
Provision (benefit) for income taxes	14,503	2,308	1,668	(1,027)	(8,726)

Net income (loss) from continuing operations	(27,550)	(22,035)	(30,461)	6,296	(10,011)
Loss from discontinued operations net of provision for income taxes	(21,414)	(83,402)	(8,319)	(27,111)	(906)

Net loss	$(48,964)	$(105,437)	$(38,780)	$(20,815)	$(10,917)

Basic income (loss) per share:
Continuing operations	$(0.94)	$(0.98)	$(1.43)	$0.30	$(0.49)
Discontinued operations	(0.73)	(3.72)	(0.39)	(1.29)	(0.04)

Net loss	(1.67)	$(4.70)	$(1.82)	$(0.99)	$(0.53)

Diluted income (loss) per share:
Continuing operations	$(0.94)	$(0.98)	$(1.43)	$0.30	$(0.49)
Discontinued operations	(0.73)	(3.72)	(0.39)	(1.29)	(0.04)

Net loss	$(1.67)	$(4.70)	$(1.82)	$(0.99)	$(0.53)

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(17,812)	$(103,352)	$(37,117)	$37,410	$(15,209)
Investing activities	(150,601)	33,373	(36,964)	(36,751)	(32,589)
Financing activities	221,359	51,550	56,830	54,362	17,794
Effect of exchange rate changes	2,297	139	17	(829)	631
Balance Sheet Data (at period end):
Cash and cash equivalents	$92,886	$37,643	$55,933	$73,167	$18,975
Working capital	201,348	170,825	204,960	108,643	83,728
Total assets	779,413	589,982	498,885	417,110	304,694
Total liabilities	383,312	490,323	353,651	237,066	110,167
Total debt	152,346	167,139	138,020	73,495	18,322
Stockholders’ equity	396,101	97,931	145,234	180,044	194,527
Other Financial Data (excluding discontinued operations):
EBITDA (3)	$10,731	$968	$(13,201)	$17,525	$(8,341)
Capital expenditures, excluding acquisitions	35,634	12,264	25,111	15,733	9,975
Backlog (at period end) (4)	1,305,441	602,272	240,373	73,343	151,074

Number of employees (at period end):	5,475	4,156	2,519	1,381	1,478

(1)	These amounts have been changed retrospectively to reflect the classification of discontinued operations as filed in the Form 8-K on December 12, 2006.

(2)	These amounts are presented as restated in the 2004 Form 10-K.

(3)	EBITDA from continuing operations represents earnings from continuing operations before net interest, income taxes, depreciation and amortization. EBITDA from continuing operations is not intended to represent cash flows for the respective period, nor has it been presented as an alternative to operating income from continuing operations as an indicator of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements included elsewhere in this Form 10-K. EBITDA from continuing operations is included in this Form 10-K because it is one of the measures through which we assess our financial performance. EBITDA from continuing operations as presented may not be comparable to other similarly titled measures used by other companies. A reconciliation of EBITDA from continuing operations to GAAP financial information is provided in the table below.

(4)	Backlog is anticipated contract revenue from uncompleted portions of existing contracts and contracts whose award is reasonably assured.

(5)	Historically, the Company has shown depreciation and amortization as a separate line item on its Consolidated Statements of Operations. Effective for the fiscal year ended December 31, 2007, Depreciation and amortization related to operating activities is included in Contract and Depreciation and amortization related to general and administrative activities is included General and Administrative (“G&A”). This change in presentation was made to bring the Company’s presentation of financial results in line with its peers and provide greater comparability of its results within the industry.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Reconciliation of non-GAAP financial measure:
Net income (loss) from continuing operations	$(27,550)	$(22,035)	$(30,461)	$6,296	$(10,011)
Interest, net	3,103	8,265	3,904	2,480	518
Provision (benefit) for income taxes	14,503	2,308	1,668	(1,027)	(8,726)
Depreciation and amortization	20,675	12,430	11,688	9,776	9,878

EBITDA from continuing operations	$10,731	$968	$(13,201)	$17,525	$(8,341)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share and per share amounts or unless otherwise noted)
     The following discussion should be read in conjunction with the consolidated financial statements for the years ended December 31, 2007, 2006, and 2005, included in Item 8 of this Form 10-K.
OVERVIEW
Our Business
     We are an independent international contractor serving the oil, gas and power industries; government entities; and with the November 2007 acquisition of Integrated Services Company LLC (“InServ”), the refinery and petrochemical industries. We provide engineering; construction; engineering, procurement and construction (“EPC”); and specialty services to industry and governmental entities worldwide, specializing in pipelines and associated facilities for onshore and coastal locations. We provide turnaround services, tank services, heater services, construction services and safety services to the downstream oil and gas markets, primarily refineries. We also manufacture specialty items for refinery and petrochemical process units. We provide, from time to time, asset development and participate in ownership and operations as an extension of our portfolio of industry services. We place particular emphasis on achieving the best risk-adjusted returns. Depending upon market conditions, we may work in developing countries and we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution. We also believe our engineering, and planning and project management expertise, as it relates to optimizing the structure and execution of a project, provides us competitive advantage in all the markets we address.
     In particular, we are a leading service provider to the hydrocarbon pipeline market, having performed work in 59 countries and constructed over 200,000 kilometers of pipelines in our history, which we believe positions us in the top tier of pipeline contractors in the world. We complement our pipeline construction expertise with our service offering to the downstream market providing integrated solutions for turnaround, maintenance and capital projects for the hydrocarbon processing and petrochemical industries. We have performed these downstream services for 60 of 149 refineries in the United States. Together these business lines allow us to offer a wide range of services to our customers, including engineering, project management, construction services and specialty services, such as operations and maintenance, each of which we offer discretely or in combination as a fully integrated offering, which we refer to as EPC.
     Our Segments
     As a result of our acquisition of InServ in November 2007, we expanded our service offering to include the refinery and petrochemical markets. The business was reorganized into three new segments, Upstream Oil & Gas (“O&G”), Downstream O&G, and Engineering. We can support our clients’ needs related to EPC projects through any of our segments.
     Upstream O&G
     We provide our construction expertise including systems, personnel and equipment to construct and replace large-diameter cross-country pipelines; fabricate engineered structures, process modules and facilities; and construct oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities and other related facilities. We also provide certain specialty services to increase our equipment and personnel utilization. We currently provide these services in the United States, Canada, and Oman through our Upstream O&G segment, and with our international experience can enter (or re-enter) individual country markets if conditions there are attractive to us.
     Downstream O&G
     We provide turnkey project execution through program management and EPC services. We are one of four major contractors in the United States that provides services for the overhaul of high-utilization fluid catalytic cracking units, the primary gasoline-producing unit in refineries. These catalytic cracking units, which operate continuously for long periods of time, are typically overhauled on a three to five-year cycle. We also provide similar turnaround services for other refinery process units, as well as specialty services associated with welding, piping and process heaters. We provide these services primarily in the United States, but our experience includes international projects and we are exploring opportunities to expand this offering to other attractive risk-adjusted locations with our Downstream O&G segment.

     Engineering
     We specialize in providing engineering services, from feasibility studies to detailed design work, to assist clients in conceptualizing, evaluating, designing and managing the construction or expansion of pipelines, compressor stations, pump stations, fuel storage facilities, field gathering facilities and production facilities. We provide these services primarily in the United States through our Engineering segment.
Our Strategy
     We work diligently to increase stockholder value by leveraging our competitive strengths to take advantage of the current opportunities in the global energy infrastructure market and position ourselves for sustained long-term growth. Core tenets of our strategy are described below.
     Focus on managing risk.
     We have implemented a core set of business conduct, practices and policies which have fundamentally improved our risk profile. We have implemented our risk management policy by exiting higher risk countries, increasing our activity levels in lower risk countries, diversifying our service offerings and end markets, practicing rigorous financial management and limiting contract execution risk. Risk management is emphasized throughout all levels of the organization and covers all aspects of a project from strategic planning and bidding to contract management and financial reporting.
•	Focus resources in markets with the highest risk-adjusted return. We believe North America currently offers us the highest risk-adjusted returns and the majority of our resources are focused on this region. For 2007 we earned 90 percent of our revenue in North America. However, we continue to seek international opportunities which can provide superior risk-adjusted returns and believe our extensive international experience is a competitive advantage. We believe that markets in North Africa and the Middle East, where we also have substantial experience, may offer attractive opportunities for us in the future given mid and long-term industry trends.

•	Maintain a conservative contract portfolio. Our current contract portfolio is composed of 74.9 percent cost-reimbursable work which provides for a more equitable allocation of risk between us and our customers. While strong current market conditions have been beneficial in transitioning our backlog away from higher-risk, fixed-price contracts, we intend to maintain a balanced risk-to-reward portfolio.

•	Ethical business practices. We demand that all of our employees and representatives conduct our business in accordance with the highest ethical standards—in compliance with applicable laws, rules and regulations, with honesty and integrity, and in a manner which demonstrates respect for others.
     Leverage core capabilities and industry reputation into a broader service offering.
     We believe the global energy infrastructure market remains capacity constrained and we are focused on new opportunities within this market. Additionally, we believe our core capabilities can be expanded beyond the global energy infrastructure market and we are selectively evaluating these prospects. In November of 2007, we completed the acquisition of InServ which allowed us to enter the downstream energy infrastructure market.
     Our potential customers are invoking contract award criteria other than price, such as safety performance, schedule certainty and specialty expertise. Our established platform and track record strongly position us to capitalize on this trend by leveraging our expertise into a broader range of related service offerings. While we currently provide a number of discrete services to both our core and other end-markets, we believe additional opportunities exist to expand our core capabilities through both acquisitions and internal growth initiatives. We strive to leverage our project management, engineering and construction skills to establish additional service offerings, such as instrumentation and electrical services, turbo- machinery services, environmental services and pipeline system integrity services. We expect this approach to enable us to attract more critical service resources in a tight market for both qualified personnel and critical equipment resources.
     Establish and maintain financial flexibility.
     As we address increasingly larger projects and the complex interaction of multiple projects simultaneously underway, we must possess the financial flexibility to meet material, equipment and personnel needs to support our project commitments. In 2007, we increased our working capital position, excluding Discontinued

Operations, by $140,390 (239.1 percent ) to $199,115 from $58,725 at December 31, 2006. This improved financial position in conjunction with our enhanced credit facility significantly improves our financial flexibility. We intend to use our credit facility for performance letters of credit, financial letters of credit and cash borrowings. Our continued emphasis is on the maintenance of a strong balance sheet to maximize flexibility and liquidity for the development and growth of our business.
     Leverage core service expertise into additional full EPC contracts.
     Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies to the benefit of both our customers and our company. In performing integrated EPC contracts, we establish ourselves as overall project managers from the earliest stages of project inception and are therefore better able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution, while for us, these contracts often yield higher profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture both the engineering and construction components of these projects.
Significant Business Developments
     In 2007, we made significant progress in re-establishing Willbros Group, Inc. as an industry leader. Positive events included:
•	We sold our interests in Nigeria in February 2007.

•	We achieved profitability in our continuing operations, and during the third and fourth quarters of 2007 we recorded combined net income of $16,168 from these operations. We believe this is the result of new processes and vision for the Company and the steps that are being taken to achieve this vision.

•	Strategic transformation of the Company by completing two acquisitions in 2007, Midwest and InServ, which significantly expanded our capabilities in Canada and gave us an entry into the downstream oil and gas market.

•	We added new directors who bring industry experience and diversified expertise to lead the organization forward with its new strategic plan.

•	We have significantly improved our financial position through a public offering of common shares and by delivering improved operational performance. Our improved financial position enabled us to put in place a new $150,000 revolving bank credit facility led by Calyon New York Branch as administrative agent. The new facility provides for cash borrowings of up to one-third of the facility for general corporate purposes and for financial letters of credit as well as performance letters of credit. We have the option, with the lenders’ consent, to increase the size of the facility to $200,000 within the next two years.
     Significant Project Awards
     During 2007, we were awarded multiple projects valued at approximately $1,495,680, as described below:
     We were awarded an installation contract for the construction of three segments of the Midcontinent Express Pipeline by Midcontinent Express Pipeline LLC, a joint venture between Kinder Morgan Energy Partners and Energy Transfer Partners (“ETP”). The three segments will traverse Oklahoma, Texas and Louisiana and are comprised of approximately 257 miles of 42-inch pipeline. The projected start date for the project is third quarter 2008.
     We also executed a contract with Southeast Supply Header, LLC (“SESH”), a joint venture between subsidiaries of Spectra Energy Corp and CenterPoint Energy Inc. to construct approximately 190 miles of the SESH project, consisting of 42-inch diameter and 36-inch diameter pipeline. SESH will begin near the Perryville Hub in northeast Louisiana and will interconnect with the Gulfstream Natural Gas System, L.L.C. pipeline in Mobile County, Alabama. Construction of the project began in the fourth quarter of 2007 and is expected to be completed in the summer of 2008.
     We were awarded a contract for the construction of two sections of natural gas pipeline looping sections west of Fort McMurray for TransCanada Corporation. The two continuous segments, which total 115 kilometers of 36-inch diameter pipeline, will include the installation of pre-fabricated valve assemblies and horizontal directional drilling of three significant water crossings. Construction of the project began in November 2007, with final project clean-up scheduled for the 2008-2009 winter work session.
     We were also awarded a contract to construct and install the Pipeline Alley tie-in connections for Kinder Morgan.
     Also in Canada, we were awarded a construction contract by Suncor for pipeline and civil works associated with the Steepbank Extraction Plant (SEP). SEP is a new extraction facility to allow for the mining of a new area of the Suncor lease in the Fort McMurray region. The award includes interconnecting pipelines, ranging from 4-inch to 42-inch diameter, to the new extraction facility. The project began in July 2007.
     We were awarded an EPC contract for a new pump station and the modification of four existing stations to support the expansion of Marathon Oil Company’s Garyville, Louisiana refinery. Construction on this associated pipeline portion of the Garyville Major Expansion began in November 2007, with completion expected in the first quarter of 2009.
     Willbros US Construction was awarded a contract by Trunkline Gas Company, a unit of Southern Union Company, to construct two pipelines that are part of Trunkline’s Field Zone Expansion Project. One pipeline, a 45-mile 36-inch diameter pipeline along an existing right of way from the Kountze, Texas, compressor station to the Longville, Louisiana, compressor station, gives customers increased access to additional Texas supply. The other pipeline is a 13.5 mile, 36-inch diameter pipeline that extends from Kaplan, Louisiana, directly to the Henry Hub.
     Willbros US Construction was also awarded a large diameter pipeline project for the construction of 80 miles of 42-inch diameter pipeline from Farrar to Kountze, Texas by ETP. This project was nearly complete as of December 31, 2007.
     Also in the United States, Willbros Engineering was awarded contracts for front end engineering by Colonial Pipeline and additional capital project engineering activities for BP Pipelines (North America) Inc.
Financial Summary
     Results and Financial Position
     For the year ended December 31, 2007, we incurred a net loss from continuing operations of $27,550 or $0.94 per share on revenue of $947,691. This compares to a net loss from continuing operations of $22,035 or $0.98 per share on revenue of $543,259 for the year ended December 31, 2006.
     Revenue for 2007 increased $404,432 (74.4 percent) to $947,691 from $543,259 in 2006. Following are the key components of the increase in revenue:
•	Commencement of work on new engineering and pipeline construction projects in the United States; and

•	Expansion of work relating to maintenance and fabrication contracts in the Canadian oil sands.
     Operating income for 2007 increased $20,939 (174.0 percent) to $8,908 from an operating loss of $12,031 in 2006, and operating margin increased 3.1 percent to 0.9 percent in 2007 from a negative operating margin of 2.2 percent in 2006. The operating income increase is a result of the increase in contract income of $53,750 (116.8 percent) from 2006, partially offset by the increase in general and administrative (“G&A”) expenses of $10,017 and $22,000 of government fines in 2007.
     Other non-operating, net expense for 2007 increased $14,259 (185.3 percent) to $21,955 from $7,696 in 2006. The other non-operating, net expense increase was primarily driven by a loss on early extinguishment of debt of $15,375 related to the induced conversion of $52,450 of our 6.5% convertible notes.
     Provision for income taxes for 2007 increased $12,195 (528.4 percent) to $14,503 on a loss from continuing operations before income taxes of $13,047 as compared to a provision for income taxes of $2,308 on a loss from continuing operations before income taxes of $19,727 in 2006. The increase in the provision for income taxes is due to improved operating results in the US and Canada, thereby generating more taxable income in 2007 as compared to 2006. The Company incurred income tax expense while having a loss from continuing operations as a result of approximately $50,000 of losses incurred in Panama, where the Company is domiciled, that we were unable to offset against taxable income generated in the US and Canada, and thus, received no tax benefit.

     Working capital at December 31, 2007, excluding discontinued operations, increased $140,390 (239.1 percent) to $199,115 from $58,725 at December 31, 2006. The increase in working capital was primarily driven by an increase in accounts receivable of $114,642 and contract cost and recognized income not yet billed of $38,206, partially offset by an increase in accounts payable and accrued liabilities of $33,990.
     Our debt to equity ratio at December 31, 2007, decreased to 0.39:1 from 1.71:1 at December 31, 2006, primarily as a result of the conversion of $54,450 of aggregate principal of our senior convertible notes and the completion of our public offering in November 2007 resulting in $253,707 of net capital. These events are partially offset by the increase of our capital lease obligations of $39,621 to $51,222 at December 31, 2007.
     Consolidated cash flows provided in 2007, including discontinued operations, increased $73,533 (402.0 percent) to $55,243 from cash consumed of $18,290 in 2006. Cash used in operating activities in 2007 decreased $85,540 (82.8 percent) to $17,812 from $103,352 in 2006. Cash used in investing activities in 2007 increased $183,974 (551.3 percent) to $150,601 from cash provided of $33,373 in 2006. Cash provided by financing activities in 2007 increased $169,809 (329.4 percent) to $221,359 from 51,550 in 2006. Cash provided by the effect of exchange rates on cash in 2007 increased $2,158 to $2,297 from $139 in 2006.
     Other Financial Measures
     Backlog
     In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but, capturing quality backlog with margins commensurate with the risks associated with a given project.
     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2007, total backlog from continuing operations increased $703,169 (116.8 percent) to $1,305,441 from $602,272 at December 31, 2006. Backlog for discontinued operations was $0 and $406,780 at December 31, 2007 and 2006, respectively. As important as the overall growth in backlog is the composition of our backlog between fixed-price and cost reimbursable contracts. Cost reimbursable contracts comprised 74.9 percent of backlog at December 31, 2007 versus 44.8 percent of backlog at December 31, 2006. We expect that approximately $1,089,801 or about 83.5 percent, of our existing total backlog at December 31, 2007, will be recognized in revenue during 2008.
     We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.
     The following table shows our backlog by operating segment as of December 31, 2007 and 2006:

	Year Ended December 31,
	2007		2006
	Amount	Percent	Amount	Percent
Upstream O&G	$941,301	72.1%	$428,839	71.2%
Downstream O&G	199,646	15.3%	N/A	N/A %
Engineering	164,494	12.6%	173,433	28.8%

Total, continuing operations	1,305,441	100.0%	602,272	100.0%

Discontinued operations	—		406,780

Total backlog	$1,305,441		$1,009,052

     EBITDA from Continuing Operations
     We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA from continuing operations for 2007 increased $9,763 (1,000.8 percent) to $10,731 from $968 in 2006. The increase in EBITDA is primarily the result of increased contract income of $61,919 (excluding depreciation) partially offset by an increase in G&A of $10,735 (excluding depreciation), government fines of $22,000 and loss on early extinguishment of debt of $15,375.
     A reconciliation of EBITDA to GAAP financial information can be found in Item 6 “Selected Financial Data” of this Form 10-K.
     Discontinued Operations
     In 2006, we announced our intention to sell the TXP-4 Plant, and our assets and operations in Venezuela and Nigeria, which led to their classification as discontinued operations (“Discontinued Operations”). In 2006, we completed the sale of the TXP-4 Plant and our assets and operations in Venezuela. Furthermore, we sold our Nigeria assets and operations on February 7, 2007 to Ascot Offshore Nigeria Limited (“Ascot”) pursuant to a Share Purchase Agreement by and between us and Ascot (the “Agreement”).
     For the year ended December 31, 2007, the loss from Discontinued Operations was $21,414 or $0.73 per basic share. This compares to a loss from Discontinued Operations of $83,402 or $3.72 per basic share for the year ended December 31, 2006. In 2007, the net loss from Discontinued Operations was comprised primarily of the accrual of a settlement amount of $10,300 due to the SEC under an agreement in principle, consisting of $8,900 for profit disgorgement plus $1,400 of pre-judgment interest thereon, and results of our Nigeria operations for 38 days prior to its sale. The profit disgorgement was specifically attributable to one of our Nigerian projects, and is therefore classified as discontinued operations. Additionally, the results from Discontinued Operations include a small gain on the sale of our Nigeria assets and operations and 327 days of income for services provided under the Transition Services Agreement (“TSA”). During 2007, Discontinued Operations provided cash of $1,651 from operating activities.
     Transition Services Agreement
     Concurrent with the sale of our Nigeria assets and Nigeria-based operations, we entered into a two-year TSA with Ascot. Under the TSA, we were primarily providing equipment and labor in the form of seconded employees to work under the direction of Ascot. Ascot has agreed to reimburse us for the seconded employee transition services costs. As of December 31, 2007 four employees remain seconded to Ascot. There remain unresolved issues related to the use of our equipment as described below which we are working toward resolving. Through December 31, 2007, total reimbursable costs totaled approximately $23,966. We are working with Ascot to shift from the transition services provided by us to direct services secured by Ascot.
     As previously discussed, we have made available certain equipment to Ascot for its use. This equipment was not sold to Ascot under the Agreement. Due to business and legal conditions in Nigeria, we took an impairment charge of $1,542 related to this equipment in the fourth quarter of 2007. Our remaining net book value for this equipment at December 31, 2007 was $1,205. This equipment is comprised of construction equipment, rolling stock, and generator sets. We are working with Ascot to resolve the issue of rental equipment, either through cash settlement or though an exchange of equipment.
     Global Settlement Agreement (”GSA”)
     On September 7, 2007, we finalized the GSA with Ascot. The significant components of the agreement include:
•	A reduction to the purchase price of $25,000, in resolution of all working capital adjustments as provided for in the Agreement;

•	Ascot agreed to provide supplemental backstop letters of credit in the amount of $20,322 issued by a non-Nigerian bank approved by the Company;

•	Ascot provided specific indemnities related to two ongoing projects that they acquired as part of the Agreement; and

•	Except as provided in the GSA, Ascot and the Company waived all of our respective rights and obligations relating to indemnifications provided in the Agreement concerning any breach of a covenant or representation or warranty.
     By finalizing the GSA with Ascot, we have further reduced our risk profile. The reduction to the purchase price was offset with amounts owed to us by Ascot of $11,299 under the TSA and $2,625 from a note payable. This resulted in a net payment to Ascot of $11,076. As a result of Ascot providing non-Nigerian backstop bank letters of credit that we have ready access to, we believe our risk of incurring losses from calls being made on our outstanding letters of credit is minimized. However, during the transition from us to Ascot, their operations in Nigeria have continued to be impacted by the same difficulties that led to our exit from Nigeria, as well as by additional challenges. Ascot’s continued willingness and ability to perform our former projects in West Africa are important ingredients to further reducing our risk profile in Nigeria and elsewhere in West Africa. As such, it was important to receive additional assurances from Ascot related to ongoing projects because of our continuing parent guarantees on those projects.
     Recently, we received our first notification asserting rights under one of our outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. We understand that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “...requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” We understand that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI, but simultaneously expressed that WAPCo was willing to re-engage WWAI under a new contract to finish some of the remaining WAGP contract work, and otherwise provide transition services to facilitate the handover of other unfinished WAGP contract work to alternative contractors yet to be identified.
     Also, on February 1, 2008, we received a letter from WAPCo reminding us of our parent guarantee on the WAGP contract and requesting that we remedy WWAI’s default under that contract, as amended. On previous occasions, we have advised WAPCo that, for a variety of legal, contractual, and other reasons, we did not consider our prior WAGP contract parent guarantee to have continued application, and we reiterated that position to WAPCo in our response to its February 1, 2008 letter. WAPCo disputes our position that we are no longer bound by the terms of our prior parent guarantee of the WAGP contract and has reserved all its rights in that regard. We anticipate that this developing dispute with WAPCo could result in a lengthy arbitration proceeding between WAPCo and WWAI in the London Court of International Arbitration to determine the validity of the alleged default notice issued by WAPCo to WWAI, including any resulting damage award, in combination with a lawsuit between WAPCo and us in the English Courts under English law to determine the enforceability, in whole or in part, of our parent guarantee, which we expect to be a lengthy process.
     We have no intention of returning to Nigeria. If ultimately it is determined by an English Court that we are liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against us directly under our parent company guarantee, and, in either case, we are unable to enforce our rights under the indemnity agreement entered into with Ascot in connection with the WAGP contract, we may experience substantial losses. However, management cannot, at this time, predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot will protect us. Based upon our current knowledge of the relevant facts and circumstances, we do not expect that the outcome of the dispute will have a material adverse effect on our financial condition or results of operations.
     The GSA also resolves all working capital adjustment issues between us and Ascot. In resolving the working capital adjustment, we were able to relieve assets and liabilities from our books that we felt would have been components of any working capital adjustment. The completion of the GSA allows us to recognize a gain on the transaction of $183. It also allows us to move even closer to putting the Ascot transaction and our exit from Nigeria behind us and focus on better risk-adjusted opportunities.
     Additional financial disclosures on Discontinued Operations are provided in Note 18 – Discontinuance of Operations, Asset Disposals and Transition Services Agreement in the Notes to Consolidated Financial Statements in this Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Revenue
     A number of factors relating to the Company’s business affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and material, fixed-price or cost plus fixed fee. Revenue from unit-price and time and material contracts is recognized as earned. The Company believes that its operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

     Revenue for fixed-price and cost plus fixed fee contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. The Company does not recognize income on a fixed-price contract until the contract is approximately 5 to 10 percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
     The Company considers unapproved change orders to be contract variations on which the Company has customer approval for scope change, but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. The Company recognizes revenue equal to cost incurred on unapproved changed orders when realization of price approval is probable and the estimated amount is equal to or greater than the Company’s cost related to the unapproved change order. Revenue recognized on unapproved change orders is included in “Contract costs and recognized income not yet billed” on the Consolidated Balance Sheets.
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
RESULTS OF OPERATIONS
     Our contract revenue and contract costs are significantly impacted by the capital budgets of our clients and the timing and location of development projects in the oil, gas and power industries worldwide. Contract revenue and cost vary by country from year-to-year as the result of: (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of demand for our services.
     Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the US dollar compared to the currencies of our competitors, our clients and our work locations.

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006
Contract Revenue
     Contract revenue increased $404,432 (74.4 percent) to $947,691 from $543,259 due to increases across all segments. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
				Percent
	2007	2006	Increase	Change
Upstream O&G	$744,308	$424,317	$319,991	75.4%
Downstream O&G	23,821	N/A	23,821	100.0%
Engineering	179,562	118,942	60,620	51.0%

Total	$947,691	$543,259	$404,432	74.4%

     Upstream O&G revenue increased $319,991 (75.4 percent) to $744,308 from $424,317 in 2006. The increase in revenue is primarily a result of increased 2007 business activity in the United States of $211,042, of which $210,375, or approximately 99 percent, was attributable to three major projects that started in 2007 along with an increase in facility work of $40,025 offset by decreases of $39,363 related to projects that completed in 2006 or early 2007. Canada revenue increased $87,925 in 2007 due to an increase of $50,163 for major projects, an increase of $17,624 for a pipeline construction project attributable to the Midwest acquisition made during the third quarter of 2007 and an increase of $16,798 for fabrication and field services. Oman revenue increased $21,024 in 2007 which is primarily attributable to an increase in oilfield construction services.
     Downstream O&G revenue increased $23,821 as a result of revenues earned in the 41 day period from November 20, 2007 through December 31, 2007 subsequent to the acquisition of InServ.
     Engineering revenue increased $60,620 (51.0 percent) to $179,562 from $118,942 in 2006. The increase in revenue is a result of increased demand for pipeline and facility engineering services. The volume and size of projects performed in 2007 were significantly greater than in 2006. This increased activity level is reflected in the Engineering year-end headcount of 611, up 46.5 percent over-year end 2006, while maintaining very high utilization.
Operating Income
     Segment operating income increased $42,939 (356.9 percent) to $30,908 from an operating loss of $12,031 in 2006. A year-to-year comparison of operating income is as follows:

	Year Ended December 31,
		Operating		Operating		Percent
	2007(1)	Margin %	2006	Margin %	Increase	Change
Upstream O&G	$21,875	2.9%	$(15,481)	(3.6)%	$37,356	241.3%
Downstream O&G	670	2.8%	N/A	N/A	670	100.0%
Engineering	8,363	4.7%	3,450	2.9%	4,913	142.4%

Total	$30,908	3.3%	$(12,031)	(2.2)%	$42,939	356.9%

(1)	This table does not reflect government fines of $22,000 in 2007 which is included in consolidated operating results. Government fines were characterized as a Corporate expense and are not allocated to the reporting segments.
     Upstream O&G operating income increased $37,356 (241.3 percent) to $21,875 from an operating loss of $15,481 in 2006. The increase in operating income was a result of previously discussed revenue increases with increasing margins for the segment.  Higher margins in the United States were partially offset by lower margins in Canada, while margins in Oman were consistent with the prior year.  Also impacting operating income year over year was an increase for depreciation expense, reflecting additional capital investment in heavy equipment towards the end of 2006 and throughout 2007 and an increase in G&A necessary to support the increased level of business activity for the segment.

     Downstream O&G operating income increased $670. The operating income was a result of 41 days of operating results of InServ subsequent to its acquisition in November 2007. These results include a charge of $794 for the amortization of intangibles acquired.
     Engineering operating income increased $4,913 (142.4 percent) to $8,363 from $3,450 in 2006. The increase in operating income was primarily a result of the increased mix of our direct labor versus third party and subcontractor services. The higher mix of in-house labor, improved utilization and higher headcount were characteristics of the strong demand for engineering work and our success in hiring and retaining in-house engineers.
Non-Operating Items
     Interest, net expense decreased $5,162 (62.5 percent) to $3,103 from $8,265 in 2006. The decrease in interest expense is due to reduced interest expense as a result of the conversion of $54,450 in aggregate principal amount of the 2.75% and 6.5% Senior Convertible Notes, partially offset by increased interest expense associated with capital lease additions of $48,454 in 2007. Interest income increased as a result of cash proceeds received from the sale of our Nigeria assets and operations of $105,568 and excess proceeds from our public offering completed in November 2007 that were not used for our acquisition of InServ.
     Other, net income decreased $4,046 (711.1 percent) to an expense of $3,477 from income of $569 in 2006. The decrease in other, net is primarily a result of $1,071 related to the settlement of a vendor lawsuit that originated in 2003, $997 of registration delay payments associated with the registration rights agreement for the 6.5% Senior Convertible Notes, $750 of commitment fees related to a potential term loan that was not executed, and an increase in foreign exchange losses of $532.
     Loss on early extinguishment of debt expense of $15,375 as a result of inducing conversion of $52,450 of aggregate principal of our 6.5% Senior Convertible Notes in May 2007. The loss on early extinguishment consisted of $12,720 of cash payments made to the note holders as an inducement to convert, $273 of other transaction costs and the write-off of $2,382 of debt issuance costs.
     Provision for income taxes increased $12,195 (528.4 percent) to $14,503 from $2,308 in 2006. We recognized $14,503 of income tax expense on a loss from continuing operations before income taxes of $13,047 in 2007 as compared to income tax expense of $2,308 on a loss from continuing operations before income taxes of $19,727 in 2006. The increase in the provision for income taxes is due to improved operating results in the U.S. and Canada, thereby generating more taxable income in 2007 as compared to 2006. The Company incurred income tax expense while having a loss from continuing operations as a result of approximately $50,000 of losses incurred in Panama, where the Company is domiciled, that we were unable to offset against taxable income generated in the U.S. and Canada, and thus, received no tax benefit.
Loss from Discontinued Operations, Net of Taxes
     Loss from discontinued operations, net of taxes decreased $61,988 (74.3 percent) to $21,414 from $83,402 in 2006. In 2007, the net loss from Discontinued Operations was comprised primarily of the charge of a settlement amount due to the SEC under an agreement in principle of $10,300, consisting of $8,900 for profit disgorgement plus $1,400 of pre-judgment interest thereon, and results of our Nigeria operations for 38 days prior to its sale. The profit disgorgement was specifically attributable to one of our Nigerian projects, and is therefore classified as discontinued operations. Additionally, the results from Discontinued Operations include the gain on the sale of our Nigeria assets and operations and 327 days of income for services provided under the TSA.

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005
Contract Revenue
     Contract revenue increased $248,780 (84.5 percent) to $543,249 from $294,479 in 2005 primarily as a result of increases in Upstream O&G. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
				Percent
	2006	2005	Increase	Change
Upstream O&G	$424,317	$214,020	$210,297	98.3%
Downstream O&G	N/A	N/A	N/A	N/A %
Engineering	118,942	80,459	38,483	47.8%

Total	$543,259	$294,479	$248,780	84.5%

     Upstream O&G revenue increased $210,297 (98.3 percent) to $424,317 from $214,020 in 2005. The increase in revenue is a result of increased work in Canada and the U.S. The increase in Canada revenue of $102,127 was largely attributable to $57,011 in new major projects, increased fabrication and maintenance revenue of $29,555, and our new Edmonton modular fabrication facility that opened in the fourth quarter of 2005 which generated revenue of approximately $13,828 in 2006, compared to $87 in 2005 as well as other increases of approximately $1,820. Additionally, United States revenue increased $64,427 due to a higher level of activity with major construction projects, Oman revenue increased $43,922 due to new pipeline construction contracts and oilfield services contracts and other decreases in revenue of $179.
     Engineering revenue increased $38,483 (47.8 percent) to $118,942 from $80,459 in 2005. The increase in revenue was primarily due to an increase of $23,260 from a single large engineering project in the U.S. and approximately $13,696 in new EPC projects.
Operating Income
     Operating losses decreased $13,600 (53.1 percent) to $12,031 from $25,631 in 2005. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
		Operating		Operating		Percent
	2006	Margin %	2005	Margin %	Increase	Change
Upstream O&G	$(15,481)	(3.6)%	$(26,483)	(12.4)%	$11,002	41.5%
Downstream O&G	N/A	N/A %	N/A	N/A %	N/A	N/A %
Engineering	3,450	2.9%	852	1.1%	2,598	304.9%

Total	$(12,031)	(2.2)%	$(25,631)	(8.7)%	$13,600	53.1%

     Upstream O&G operating loss decreased $11,002 (41.5 percent) to $15,481 from $26,483 in 2005. The decrease in the operating loss was partially attributed to previously discussed revenue increases with increasing contract margins for the segment. Higher margins were attained, year-over-year, in the United States, Canada and Oman. Also impacting operating income year-over-year was an increase for depreciation, reflecting additional capital investment in heavy equipment towards the end of 2006, and an increase of G&A necessary to support the increased level of business activity for the segment.
     Engineering operating income increased $2,598 (304.9 percent) to $3,450 from $852 in 2005. The increase in operating income was a result of increased staffing within our engineering group driven by increased demand for our engineering services.
Non-Operating Items
     Interest, net expense increased $4,361 (111.7 percent) to $8,265 in 2006 from $3,904 in 2005. The increase in interest expense was due to additional interest expense related our 6.5% Senior Convertible Notes of $4,871.

     Other, net income decreased $173 (23.3 percent) to $569, from $742 in 2005. The decrease in other, net income was primarily due to a $429 reduction in gains on sale of property, plant and equipment and an increase in foreign exchange loss of $164. These reductions in income were offset by an increase in miscellaneous income of $420 mainly related to our participation as a plaintiff in the settlement of a class action suit.
     Provision for income taxes expense increased $640 (38.4 percent) to $2,308 from $1,668 in 2005. We recognized $2,308 of income tax expense on a loss from continuing operation of $19,727 in 2006 as compared to income tax expense of $1,668 on a loss from continuing operations of $28,793 in 2005. The increase in tax expense in 2006 was primarily due to a loss from continuing operations resulting from expenses of $28,311 occurring in 2006 in Panama where no tax benefit is obtained. Permanent timing differences in the U.S. also contributed to a higher effective tax rate.
Loss from Discontinued Operations, Net of Taxes
     Loss from discontinued operations, net of taxes increased $75,083 (902.5 percent) to $83,402 from $8,319 in 2005. The increase in the loss from discontinued operations is primarily due to the operating results in Nigeria. Our Nigeria operations accounted for $83,773 of the 2006 loss. A loss of $971 in Venezuela and a recognized net gain of $1,342 on the sale of the Opal TXP-4 account for the remainder of the 2006 loss from discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the twelve months ended December 31, 2007, the proceeds from our public offering of common stock and the sale of our Nigeria assets and operations were our principal sources of funding. We anticipate that cash on hand, future cash flows from operations and the availability of a revolving credit facility will be sufficient to fund our working capital needs in the near term. However, we are reviewing all opportunities, including accessing the public markets to the extent that market conditions and other factors permit, to provide working capital to fund our growing backlog, to strengthen our balance sheet, to meet current capital equipment requirements, and to pursue business expansion opportunities including potential acquisitions. Our capital planning process is focused on utilizing cash in ways that enhance the value of our company. During the twelve months ended December 31, 2007, we used cash for a variety of activities including working capital needs, capital expenditures, and acquisitions.
Additional Sources and Uses of Capital
     Public Offering and Acquisition of InServ
     On November 20, 2007 we completed a public offering of our common shares from which we received approximately $253,707 in net proceeds. We used $208,925 of these proceeds to fund the cash portion of the purchase price for our acquisition of InServ. The remaining $44,782 of net proceeds represents an additional source of capital.
     2007 Credit Facility
     Concurrent with our public offering and the InServ acquisition we replaced our synthetic credit facility with a $150,000 senior secured revolving credit facility (“2007 Credit Facility”) that can be increased to $200,000 with approval of the administrative agent. The entire facility is available for performance letters of credit and 33 percent of the facility will be available for cash borrowings and financial letters of credit. See Item 8. Financial Statements and Supplementary Data, Note 9 — Long-term Debt for further discussion of the 2007 Credit Facility.

Cash Flows
     Cash flows provided by (used in) continuing operations by type of activity were as follows for the twelve months ended December 31, 2007 and 2006:

	2007	2006
Operating activities	$(19,463)	$(5,429)
Investing activities	(150,601)	40,804
Financing activities	221,359	51,550
     Statements of cash flows for entities with international operations that use the local currency as the functional currency exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash charges. As a result, changes reflected in certain accounts on the consolidated condensed statements of cash flows may not reflect the changes in corresponding accounts on the consolidated condensed balance sheets.
     Operating Activities
     Operating activities of continuing operations used $19,463 of cash in the twelve months ended December 31, 2007 compared to a use of $5,429 in the twelve months ended December 31, 2006. Cash used in operating activities increased $14,034 primarily due to:
•	a decrease in cash flow from the change in working capital accounts of $56,401, primarily attributable to the increase in accounts receivable, contract cost and recognized income not yet billed and contract billings in excess of costs and recognized income. The increase in these working capital accounts is directly related to the increased revenue and project activity in 2007; and

•	an increase in the cash consumed by continuing operations of $5,515, excluding the increase of non-cash charges in 2007 of $47,882.
     Investing Activities
     Investing activities of continuing operations used $150,601 of cash in the twelve months ended December 31, 2007 compared to providing $40,804 in the twelve months ended December 31, 2006. Cash flows from investing activities decreased $191,405 primarily due to:
•	acquisitions for the twelve months ended December 31, 2007 in the United States and Canada, which used $232,670 of cash compared with no acquisitions in 2006;

•	purchases of property, plant, and equipment for the twelve months ended December 31, 2007 used $26,094 of cash compared to $11,373 in the twelve months ended December 31, 2006. These purchases consisted primarily of construction equipment to support our increased backlog; partially offset by

•	disposition of discontinued operations, for the twelve months ended December 31, 2007, which provided $105,568 of cash compared to $48,514 in the twelve months ended December 31, 2006. In 2007 the proceeds were from the sale of our Nigeria assets and operations, while in 2006 the proceeds were from the sale of the Opal gas facility and the sale of our Venezuela assets and operations.
     Financing Activities
     Financing activities of continuing operations provided $221,359 of cash in the twelve months ended December 31, 2007 compared to $51,550 in the twelve months ended December 31, 2006. Significant transactions impacting cash flows from financing activities included:
•	$253,707 of cash provided by the public offering of common shares in 2007 compared with $48,748 of cash provided by the private placement of common shares and warrants in 2006;

•	$12,993 of cash used to induce the conversion of $52,450 of the 6.5% Notes; and

•	cash used in payments on capital leases of $9,540.
Capital Requirements
     During 2007, we used $19,463 of cash in our continuing operations. We believe that our improved financial results in the second half of 2007 combined with our rigorous financial management will ensure sufficient cash to meet our capital requirements for continuing operations. However, we will continue to utilize capital leases to acquire equipment whenever favorable rates are available. As such, we are focused on the following significant capital requirements:
•	providing working capital for projects in process and those scheduled to begin;

•	the procurement of additional construction equipment in light of our capital budget for 2008 of approximately $60,000;

•	pursuing additional acquisitions that will allow us to expand our service offering; and

•	installment payments due to the government related to fines and profit disgorgement.
     We believe that we will be able to support our ongoing working capital needs through our cash on hand, our operating cash flows and the availability of the 2007 Credit Facility, although we may be required to access the capital markets in the event we complete any significant acquisitions.
Contractual Obligations
     As of December 31, 2007, we had $100,050 of outstanding debt related to the convertible notes. In addition, in 2007 and 2006, we entered into various capital leases of construction equipment and property with a value of $59,116.

	Payments Due By Period
		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
Convertible notes	$100,050	$—	$—	$68,000	$32,050
Capital lease obligations	58,844	15,400	32,381	10,979	84
Operating lease obligations	17,963	9,280	7,189	1,494	—
Uncertain tax liabilities	6,612	—	—	—	—

Total	$176,857	$24,680	$39,570	$80,473	$32,134

     At December 31, 2007 we had uncertain tax positions which ultimately could result in a tax payment. As the amount of ultimate tax payment is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.
     As of December 31, 2007, there were no borrowings under the 2007 Credit Facility and there were $78,711 in outstanding letters of credit consisting of $58,829 issued for projects in continuing operations and $19,882 issued for projects related to discontinued operations.
     Additionally, we have various notes and leases payable, generally related to equipment financing and local revolving credit facilities. All notes and leases are at market interest rates, and are collateralized by certain vehicles, equipment and/or real estate.
     We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $2,459 at December 31, 2007. There were no outstanding borrowings at December 31, 2007 or 2006.
     During 2007, our allowance for doubtful accounts including Discontinued Operations decreased $9,281 (89.3 percent) to $1,108 from $10,389 in 2006, with an increase of $510 in the allowance for continuing operations to $1,108 from $598 in 2006, and a decrease to $0 from $9,791 in 2006 for Discontinued Operations. The increase of $510 in continuing operations was due to additional allowance provided in 2007 net of write-offs. The decrease in the allowance for doubtful accounts for Discontinued Operations is due to the sale of the Nigeria assets and operations in February of 2007. We do not anticipate any significant collection problems with our customers beyond what has been already recognized in our allowance. Since our customers generally are major oil companies and government entities, and the terms for billing and collecting for work performed are generally established by contracts, we historically have had a very low incidence of collectability problems.

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
     A summary of our off-balance sheet commercial commitments for both continuing and Discontinued Operations as of December 31, 2007 is as follows:

	Expiration Per Period
	Total	Less than		More Than
	Commitment	1 year	1-2 Years	2 Years
Letters of credit:
U.S. — performance	$46,981	$46,981	$—	$—
Canada — performance	11,751	11,751	—	—
Other — performance and retention	4,499	4,499	—	—
Nigeria projects — performance	19,882	19,759	123	—

Total letters of credit	83,113	82,990	123	—
US Insurance bonds — primarily performance	214,292	84,288	29,162	100,842

Total commercial commitments	$297,405	$167,278	$29,285	$100,842

     These commercial commitments totaling $297,405 represent the maximum amount of future payments we could be required to make. We had no liability recorded as of December 31, 2007, related to these commitments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     SFAS No. 157 - In September 2006, the Financial Accounting Standards Board (“FASB”) released Statements of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) and is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, FASB agreed to a one-year deferral of the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. SFAS No. 157 is effective for the Company’s fiscal year ending December 31, 2008. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements.
     SFAS No. 159 - In February 2007, the FASB released Statements of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159”) and is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company’s fiscal year ending December 31, 2008. The Company did not elect to use the fair value option for any financial assets and financial liabilities that are not currently recorded at fair value.
     SFAS No. 141-R - In December 2007, the FASB released Statements of Financial Accounting Standards No. 141-R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which are business combinations in the year ending December 31, 2009 for the Company. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.
     SFAS No. 160 - In December 2007, the FASB released Statements of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year ending December 31, 2009 and the interim periods within that year. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency; we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2007 and 2006.
     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the consolidated balance sheets approximate fair value at December 31, 2007 due to the generally short maturities of these items. At December 31, 2007, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.
     Our exposure to market risk for changes in interest rates relates primarily to our borrowings under the 2007 Credit Facility. At December 31, 2007, there were no borrowings under the 2007 Credit Facility subject to variable interest rates. At December 31, 2007, our fixed rate debt approximated fair value based upon discounted future cash flows using current market rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Willbros Group, Inc.
We have audited the accompanying balance sheet of Willbros Group, Inc. (a Panama corporation) as of December 31, 2007, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willbros Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2008 expressed an adverse opinion.
/s/ GRANT THORNTON LLP
Houston, Texas
February 28, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Willbros Group, Inc.
     We have audited the accompanying consolidated balance sheet of Willbros Group, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     We also have audited the adjustments to retrospectively apply the change in presentation of Depreciation as indicated in Note 1 and the change in reportable segments reported in Note 14 to the consolidated financial statements for the years 2006 and 2005. In our opinion, such adjustments are appropriate and have been properly applied.
/s/ GLO CPAs, LLLP
Houston, Texas
March 12, 2007, except for the change in presentation of Depreciation and Note 14, which is as of February 21, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Willbros Group, Inc.
We have audited Willbros Group, Inc.’s (a Panama Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willbros Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on Willbros Group Inc.s’ internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
Project Controls in Canada: The Company identified a material weakness related to inadequate management review of subcontract cost calculations for a fixed-price contract at its subsidiary in Canada. Management determined that a report that was manually prepared for a project in Canada omitted a line item of subcontractor costs that was previously included in the Company’s estimates. As a result of the clerical error the subcontractor costs were not included in the project costs and review processes were not in place to identify this error in the proper period.
Worker’s Compensation Insurance Rate: A material weakness was identified related to a lack of proper control over the update and review of the worker’s compensation insurance rate master file. This was a result of an error in the update of the worker’s compensation insurance rate master file that was not prevented or detected at the point of origin, and was not detected by accounting review processes. The material weakness resulted due to lack of adequate worker’s compensation insurance rate master file control process and documentation.
In our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Willbros Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willbros Group, Inc’s consolidated balance sheet as of December 31, 2007 and related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. The material weaknesses identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated February 28, 2008, which expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
February 28, 2008

WILLBROS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$92,886	$37,643
Accounts receivable, net	251,746	137,104
Contract cost and recognized income not yet billed	49,233	11,027
Prepaid expenses	7,555	17,299
Parts and supplies inventories	2,902	2,069
Assets of discontinued operations	3,211	294,192

Total current assets	407,533	499,334

Deferred tax assets	7,769	6,792
Property, plant and equipment, net	159,766	65,347
Goodwill	143,241	6,683
Other intangible assets, net	50,206	—
Other assets	10,898	11,826

Total assets	$779,413	$589,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current portion of long-term debt	$13,172	$5,562
Current portion of government obligations	8,075	—
Accounts payable and accrued liabilities	156,342	122,352
Contract billings in excess of cost and recognized income	22,868	14,947
Accrued income taxes	4,750	3,556
Liabilities of discontinued operations	978	182,092

Total current liabilities	206,185	328,509
2.75% convertible senior notes	68,000	70,000
6.5% senior convertible notes	32,050	84,500
Long-term debt	39,124	7,077
Long-term portion of government obligations	24,225	—
Long-term liabilities for unrecognized tax benefits	6,612	—
Deferred tax liabilities	6,879	1,728
Other liabilities	237	237

Total liabilities	383,312	492,051

Contingencies and commitments (Note 15)

Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized (70,000,000 at December 31, 2006) and 38,276,545 shares issued at December 31, 2007 (25,848,596 at December 31, 2006)	1,913	1,292
Capital in excess of par value	556,223	217,036
Accumulated deficit	(175,936)	(120,603)
Treasury stock at cost, 222,839 shares at December 31, 2007 (167,844 at December 31, 2006)	(3,298)	(2,154)
Accumulated other comprehensive income	17,199	2,360

Total stockholders’ equity	396,101	97,931

Total liabilities and stockholders’ equity	$779,413	$589,982

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Contract revenue	$947,691	$543,259	$294,479

Operating expenses:
Contract	847,918	497,236	273,273
Amortization of intangibles	794	—	—
General and administrative	68,071	58,054	46,837
Government fines	22,000	—	—

	938,783	555,290	320,110

Operating income (loss)	8,908	(12,031)	(25,631)

Other income (expense):
Interest income	5,555	1,803	1,577
Interest expense	(8,658)	(10,068)	(5,481)
Other, net	(3,477)	569	742
Loss on early extinguishment of debt	(15,375)	—	—

	(21,955)	(7,696)	(3,162)

Loss from continuing operations before income taxes	(13,047)	(19,727)	(28,793)

Provision for income taxes	14,503	2,308	1,668

Net loss from continuing operations	(27,550)	(22,035)	(30,461)
Loss from discontinued operations net of provision for income taxes	(21,414)	(83,402)	(8,319)

Net loss	$(48,964)	$(105,437)	$(38,780)

Basic loss per common share:
Loss from continuing operations	$(0.94)	$(0.98)	$(1.43)
Loss from discontinued operations	(0.73)	(3.72)	(0.39)

Net loss	$(1.67)	$(4.70)	$(1.82)

Diluted loss per common share:
Loss from continuing operations	$(0.94)	$(0.98)	$(1.43)
Loss from discontinued operations	(0.73)	(3.72)	(0.39)

Net loss	$(1.67)	$(4.70)	$(1.82)

Weighted average number of common shares outstanding:
Basic	29,258,946	22,440,742	21,258,211

Diluted	29,258,946	22,440,742	21,258,211

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

								Accumulated
							Notes	Other
	Common Stock		Capital in				Receivable	Comprehen-	Total
			Excess of	Accumulated	Treasury	Deferred	Stock	sive Income	Stockholders’
	Shares	Par Value	Par Value	Deficit	Stock	Compensation	Purchases	(Loss)	Equity
Balance, January 1, 2005	21,425,980	$1,071	$156,175	$23,614	$(555)	$(1,639)	$(216)	$1,594	$180,044
Comprehensive income (loss):
Net loss	—	—	—	(38,780)	—	—	—	—	(38,780)
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,242	1,242

Total comprehensive loss									(37,538)
Amortization of note discount	—	—	—	—	—	—	(15)	—	(15)
Restricted stock grants	175,000	9	3,822	—	—	(3,831)	—	—	—
Vesting restricted stock rights	10,875	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock grants	—	—	—	—	(357)	357	—	—	—
Additions to treasury stock, vesting restricted stock	—	—	—	—	(251)	—	—	—	(251)
Deferred compensation	—	—	1,165	—	—	1,393	—	—	2,558
Issuance of common stock under employee benefit plan	3,870	—	80	—	—	—	—	—	80
Exercise of stock options	33,750	1	355	—	—	—	—	—	356

Balance, December 31, 2005	21,649,475	1,082	161,596	(15,166)	(1,163)	(3,720)	(231)	2,836	145,234
Comprehensive income (loss):
Net loss	—	—	—	(105,437)	—	—	—	—	(105,437)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(476)	(476)

Total comprehensive loss									(105,913)
Deferred compensation	—	—	3,520	—	—	3,720	—	—	7,240
Amortization of note discount	—	—	—	—	—	—	(12)	—	(12)
Stock received for note	—	—	—	—	(243)	—	243	—	—
Restricted stock grants	168,116	8	(8)	—	—	—	—	—	—
Vesting restricted stock rights	12,125	1	(1)	—	—	—	—	—	—
Additions to treasury stock, vesting restricted stock	—	—	—	—	(748)	—	—	—	(748)
Exercise of stock options	296,520	15	3,367	—	—	—	—	—	3,382
Private placement of common stock	3,722,360	186	45,139	—	—	—	—	—	45,325
Issuance of common stock warrants	—	—	3,423	—	—	—	—	—	3,423

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

									Accumulated
								Notes	Other
	Common Stock		Capital in					Receivable	Comprehen-		Total
			Excess of		Accumulated	Treasury	Deferred	Stock	sive Income		Stockholders’
	Shares	Par Value	Par Value		Deficit	Stock	Compensation	Purchases	(Loss)		Equity
Balance, December 31, 2006	25,848,596	1,292	217,036		(120,603)	(2,154)	—	—	2,360		97,931
Cumulative effect of adoption of FIN 48	—	—	—		(6,369)	—	—	—	—		(6,369)

Balance, December 31, 2006, as adjusted	25,848,596	1,292	217,036		(126,972)	(2,154)	—	—	2,360		91,562
Comprehensive income (loss): Net loss	—	—	—		(48,964)	—	—	—	—		(48,964)
Realization of loss on sale of Nigeria assets and operations	—	—	—		—	—	—	—	3,773	(1)	3,773
Foreign currency translation adjustments	—	—	—		—	—	—	—	11,066		11,066

Total comprehensive loss											(34,125)
Deferred compensation	—	—	4,087		—	—	—	—	—		4,087
Restricted stock grants	384,077	19	(19)		—	—	—	—	—		—
Vesting restricted stock rights	12,916	1	(1)		—	—	—	—	—		—
Additions to treasury stock, vesting restricted stock	—	—	—		—	(1,144)	—	—	—		(1,144)
Exercise of stock options	375,500	19	4,668		—	—	—	—	—		4,687
Public offering of common stock	7,906,250	395	253,312		—	—	—	—	—		253,707
Stock issued on conversion of 6.5% senior convertible notes	2,987,582	149	52,301		—	—	—	—	—		52,450
Stock issued on conversion of 2.75% senior convertible notes	102,720	5	1,995		—	—	—	—	—		2,000
Exercise of stock warrants	21,429	1	407		—	—	—	—	—		408
Stock issued in connection with acquisition of InServ	637,475	32	22,468		—	—	—	—	—		22,500
Additional costs of private placement	—	—	(31	)(2)	—	—	—	—	—		(31)

Balance, December 31, 2007	38,276,545	$1,913	$556,223		$(175,936)	$(3,298)	$—	$—	$17,199		$396,101

(1)	Removal of previously recorded foreign currency translation adjustments associated with the Company’s Nigeria assets and operations.

(2)	Private placement completed October 26, 2006.
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(48,964)	$(105,437)	$(38,780)
Reconciliation of net loss to net cash used in operating activities:
Government fines	22,000	—	—
Loss from discontinued operations	21,414	83,402	8,319
Depreciation and amortization	20,675	12,430	11,688
Amortization of debt issue costs	3,343	2,319	2,920
Amortization of deferred compensation	4,087	7,240	2,558
Amortization of discount on notes receivable for stock purchases	—	(12)	(15)
Loss on early extinguishment of debt	15,375	—	—
Gain on sales of property, plant and equipment	(835)	(3,914)	(910)
Provision for bad debts	387	517	586
Deferred income tax provision	535	(895)	1,730
Equity in joint ventures	—	—	16
Provision for inventory obsolescence	—	—	600
Changes in operating assets and liabilities:
Accounts receivable, net	(58,186)	(54,101)	(27,443)
Contract cost and recognized income not yet billed	(20,446)	(3,439)	(6,668)
Prepaid expenses	21,982	5,052	4,411
Parts and supplies inventories	(634)	603	(8,882)
Other assets	(2,174)	(3,123)	(373)
Accounts payable and accrued liabilities	1,206	39,117	18,961
Accrued income taxes	525	1,210	(1,059)
Long-term liability for unrecognized tax benefits	350	—	—
Contract billings in excess of cost and recognized income	(103)	13,602	(2,290)

Cash used in operating activities of continuing operations	(19,463)	(5,429)	(34,631)
Cash provided by (used in) operating activities of discontinued operations	1,651	(97,923)	(2,486)

Cash used in operating activities	(17,812)	(103,352)	(37,117)
Cash flows from investing activities:
Proceeds from the sale of discontinued operations, net	105,568	48,514	—
Proceeds from sales of property, plant and equipment	2,595	3,663	1,740
Purchases of property, plant and equipment	(26,094)	(11,373)	(18,706)
Acquisition of subsidiaries	(232,670)	—	—

Cash provided by (used in) investing activities of continuing operations	(150,601)	40,804	(16,966)
Cash used in investing activities of discontinued operations	—	(7,431)	(19,998)

Cash provided by (used in) investing activities	(150,601)	33,373	(36,964)
Cash flows from financing activities:
Proceeds from public offering of common stock, net	253,707	—	—
Proceeds from private placement of equity	(31)	48,748	—
Proceeds from exercise of stock options	4,687	3,382	436
Proceeds from issuance of 6.5% senior convertible notes	—	19,500	65,000
Proceeds from exercise of warrants	408	—	—

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Proceeds from long-term debt	—	—	15,000
Payments on early extinguishment of debt	(12,993)	—	—
Proceeds from notes payable to banks	—	—	3,924
Repayments of notes payable	(11,309)	(12,135)	(4,400)
Costs of debt issues	(2,426)	(6,306)	(1,474)
Acquisition of treasury stock	(1,144)	(748)	(251)
Repayments of long-term debt	—	—	(15,000)
Payments on capital leases	(9,540)	(891)	(6,405)

Cash provided by financing activities of continuing operations	221,359	51,550	56,830
Cash provided by financing activities of discontinued operations	—	—	—

Cash provided by financing activities	221,359	51,550	56,830
Effect of exchange rate changes on cash and cash equivalents	2,297	139	17

Cash provided by (used in) all activities	55,243	(18,290)	(17,234)
Cash and cash equivalents, beginning of period	37,643	55,933	73,167

Cash and cash equivalents, end of period	$92,886	$37,643	$55,933

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$7,717	$7,590	$2,421
Cash paid for income taxes (including discontinued operations)	$10,368	$11,782	$15,887

Supplemental non-cash investing and financing transactions:
Equipment and property obtained by capital leases	$48,454	$12,108	$—
Deferred government obligation payments (including discontinued operations)	$32,300	$—	$—
Restricted stock issued associated with InServ acquisition	$22,500	$—	$—
Prepaid insurance obtained by note payable (including discontinued operations)	$11,218	$10,620	$—
Receivable obtained by sale of discontinued operations	$—	$3,300	$—
Settlement of officer note receivable for stock	$—	$243	$—
Treasury stock acquired by forfeited restricted stock grants	$—	$—	$357
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies
     Company — Willbros Group, Inc. (“WGI”), a Republic of Panama corporation, and all of its majority-owned subsidiaries (the “Company”) provide construction, engineering, project management, operations and maintenance, and other specialty services and development activities to the oil, gas, power and refinery industries and government entities. The Company’s principal markets for continuing operations are the United States, Canada and Oman. The disclosures in the notes to the consolidated financial statements relate to continuing operations, except as otherwise indicated.
     Basis of Presentation
     Discontinuance of Operations and Asset Disposals — During 2006, the Company chose to exit the following businesses: Nigeria, Venezuela, and the TXP-4 Plant (collectively the “Discontinued Operations”), and accordingly these businesses are presented as discontinued operations in the preceding consolidated financial statements. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as a “Loss from discontinued operations net of provision for income taxes” for all periods shown. For further discussion of Discontinued Operations, see Note 18 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement.
     Cash and cash equivalents —As of December 31, 2007, the Company had $2,578 of cash and cash equivalents committed to fund an escrow account related to the settlement in principle with the SEC. This escrow account was funded by the Company in January 2008. In addition, $2,686 of cash and cash equivalents was committed to specific project uses.
     Principles of Consolidation — The consolidated financial statements of the Company include the accounts of WGI, all of its majority-owned subsidiaries and all of its wholly-controlled entities. Inter-company accounts and transactions are eliminated in consolidation. The ownership interest of minority participants in subsidiaries that are not wholly-owned (principally in Oman) is included in accounts payable and accrued liabilities and is not material. The minority participants’ share of the net income of those subsidiaries is included in contract costs. Interests in the Company’s unconsolidated joint ventures are accounted for using the equity method in the Consolidated Balance Sheets.
     Use of Estimates — The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include certain estimates and assumptions made by management of the Company in the preparation of the consolidated financial statements. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill, and parts and supplies inventories; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from these estimates.
     Commitments and Contingencies — Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of realization, are separately recorded as assets in other assets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. See Note 15 — Contingencies, Commitments and Other Circumstances for further discussion of the Company’s commitments and contingencies.
     Accounts Receivable — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customers and prior collection history. Balances over 90 days past due and over a specified minimum amount are reviewed individually for collectability. Account balances are charged off against the allowance after all

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received. The Company does not have any off-balance-sheet credit exposure related to its customers.
     Inventories — Inventories, consisting primarily of parts and supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence. Parts and supplies related to continuing operations were valued at $2,902 and $2,069 at December 31, 2007 and 2006, respectively. No excess or obsolescence allowances existed at December 31, 2007 or 2006.
     Property, Plant and Equipment — Property, plant and equipment is stated at cost. Depreciation, including amortization of capital leases, is provided on the straight-line method using estimated lives as follows:

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
     Goodwill and Other Intangible Assets — The Company applies the Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statements of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires the use of the purchase accounting method for business combinations and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 stipulates a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives. It also requires at least an annual impairment test by applying a fair-value-based test. Intangible assets with finite lives continue to be amortized over the useful lives. The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.
     Goodwill — Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company performs an annual test for impairment during the fourth quarter of each fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. The testing is based on a discounted cash flow approach for each operating segment to determine its fair value. When a possible impairment for an operating segment is indicated, the implied fair value of goodwill is tested by comparing the carrying amount of net assets of the operating segment excluding goodwill to the total fair value. When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. The Company completed its annual evaluation for impairment of goodwill as of December 31, 2007 and 2006, and concluded that no impairment of goodwill existed as of these dates.
     Other intangible assets — The Company does not have any other intangible assets with indefinite useful lives. The Company does have other intangible assets with finite lives. These other intangible assets consist of customer relationships and backlog recorded in connection with the acquisition of Integrated Service Company LLC (“InServ”) in November 2007. The value of existing customer relationships was recorded at the estimated fair value determined by using a discounted cash flow method. Such acquired customer relationships have a finite useful life and will therefore be amortized over the estimated useful life of the relationships. Additionally, the Company was able to assign value to backlog purchased in the acquisition. The existing backlog existing at the time of the acquisition was recorded at its fair value and is being amortized over the useful life of the contracts.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
     Revenue — A number of factors relating to the Company’s business affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and materials, fixed-price or cost plus fixed fee. The Company believes that its operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized. Revenue from unit-price and time and materials contracts is recognized as earned.
     Revenue for fixed-price and cost plus fixed fee contracts is recognized using the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. The Company does not recognize income on a fixed-price contract until the contract is approximately 5 to 10 percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
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
     Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated costs and recoverable amounts may be required in future reporting periods to reflect the changes in estimates or final agreements with customers.
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
     Depreciation — The Company depreciates assets based on their estimated useful lives at the time of acquisition using the straight-line method. Effective for the fiscal year ended December 31, 2007, depreciation and amortization related to operating activities is included in contract costs; and depreciation and amortization related to general and administrative activities is included in general and administrative (“G&A”) expense in the Consolidated Statements of Operations. Contract costs and G&A expenses are included within operating expenses in the Consolidated Statements of Operations. The Company has previously reported depreciation and amortization as a separate line item in the Consolidated Statements of Operations. This change in presentation was made to bring the Company’s presentation of financial results in line with its peers and provide greater comparability of its results within the industry. This change in presentation had no impact on current or historical reported profitability.
     Income Taxes — The Company accounts for income taxes by the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences of operating loss and tax credit carry forwards and temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases. The provision or benefit for income taxes and the annual effective tax rate are impacted by income taxes in certain countries (in Discontinued Operations) being computed based on a deemed profit rather than on taxable income and tax holidays on certain international projects.
     Retirement Plans and Benefits — The Company has a voluntary defined contribution retirement plan for US based employees that is qualified, and is contributory on the part of the employees, and a voluntary savings plan for certain international employees that is non-qualified, and is contributory on the part of the employees.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
     Stock-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective application method. Under this method, compensation cost is recognized for the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures in the Company’s Securities and Exchange Commission (“SEC”) reports), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date.
     Share-based compensation related to restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), is recorded based on the Company’s stock price as of the grant date. Recognition of share-based compensation related to RSU’s was not impacted by the adoption of SFAS No. 123R.
     Foreign Currency Translation — All significant monetary asset and liability accounts denominated in currencies other than United States dollars are translated into United States dollars at current exchange rates for countries in which the local currency is the functional currency. Translation adjustments are accumulated in other comprehensive income (loss). Non-monetary assets and liabilities in highly inflationary economies are translated into United States dollars at historical exchange rates. Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded in income in the period in which they are incurred.
     Concentration of Credit Risk — The Company has a concentration of customers in the oil, gas, power and refinery industries which exposes the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. The allowance for doubtful accounts, including that in discontinued operations, was $1,108 and $10,389 at December 31, 2007 and 2006, respectively.
     Fair Value of Financial Instruments — The carrying value of financial instruments does not materially differ from fair value.
     Income (Loss) per Common Share — Basic income (loss) per share is calculated by dividing net income (loss), less any preferred dividend requirements, by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is calculated by including the weighted-average number of all potentially dilutive common shares with the weighted-average number of common shares outstanding. The Company’s convertible notes are included in the calculation of diluted income per share using the “if-converted” method. Therefore, the numerator for diluted income per share is calculated excluding the after-tax interest expense associated with the convertible notes since these notes are treated as if converted into common stock.
     Derivative Financial Instruments — The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-US currency exchange risk when the Company is unable to match non-US currency revenue with expense in the same currency. The Company had no derivative financial instruments as of December 31, 2007 or 2006.
     Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
     Cash Flows from Investing Activities — The proceeds from sale of discontinued operations for the year ended December 31, 2006 includes $16,532 of non-refundable payments to be applied to the sale of Nigeria assets and operations.
     Recently Issued Accounting Standards — FIN 48 — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). The Company adopted FIN 48 on January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     The Company, or one of its subsidiaries, files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to US income tax examination by tax authorities for years before 2003 and no longer subject to Canadian income tax for years before 2001 or in Oman for years before 2005.
     As a result of the implementation of FIN 48, the Company recognized a $6,369 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit. During 2007, the Company received new documentation and support regarding existing uncertain tax positions and adjusted the FIN 48 liability accordingly. Management identified additional uncertain tax positions based on information not previously available during the year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Effect of adopting FIN 48 at January 1, 2007	$6,369
Income tax liabilities recognized prior to adoption of FIN 48	158
Change in measurement of existing tax positions	(1,355)
Additions based on tax positions related to the current year	55
Additions based on tax positions related to prior years	1,385

Balance at December 31, 2007	$6,612

     The $6,612 of unrecognized tax benefits would impact the Company’s effective tax rate if ultimately recognized. The amount of unrecognized tax benefits reasonably possible to be recognized during 2008 is not significant. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company has recognized interest and penalties in its cumulative adjustment to the beginning accumulated deficit in the amount of $568. During the twelve months ended December 31, 2007, the Company has recognized $169 in interest expense. Interest and penalties are included in the table above.
     SFAS No. 157 - In September 2006, the FASB released Statements of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In November 2007, the FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. SFAS No. 157 is effective for the Company’s fiscal year ending December 31, 2008. The Company did not elect to use the fair value option for any financial assets and financial liabilities that are not currently recorded at fair value.
     SFAS No. 159 - In February 2007, the FASB released Statements of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company’s fiscal year ending December 31, 2008. The Company does not expect to use the fair value option for any financial assets and financial liabilities that are not currently recorded at fair value.
     SFAS No. 141-R - In December 2007, the FASB released Statements of Financial Accounting Standards No. 141-R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which are business combinations in the year ending December 31, 2009 for the Company. The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company intends to apply the provision of SFAS No. 141R to all business combinations after the effective date.
     SFAS No. 160 - In December 2007, the FASB released Statements of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The objective of this statement is to improve the relevance, comparability, and

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year ending December 31, 2009 and the interim periods within that year. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements.
     Reclassification — Certain reclassifications have been made to prior year balances to conform to current year presentations.
2. Acquisitions
     The following acquisitions were accounted for using the purchase method of accounting prescribed by SFAS No. 141. The excess of the purchase price over assets acquired and liabilities assumed was allocated to goodwill.
     Integrated Service Company LLC
     Effective November 20, 2007, the Company acquired all the issued and outstanding equity interests of InServ, an Oklahoma limited liability company. Headquartered in Tulsa, Oklahoma, InServ is a fully integrated solutions provider of turnaround, maintenance and capital projects for the hydrocarbon processing and petrochemical industries. InServ’s core competencies include: providing turnkey project services through program management and engineering; procurement; and construction (“EPC”) project services; overhauling fluid catalytic cracking units, the main gasoline producing units in refineries, which run continuously for three to five years between shutdowns; overhauling process units, installing refractory, specialty welding and piping projects and erecting or modifying process heaters in the plants; building, modifying or repairing oil storage tanks, typically located at pipeline terminals and refineries; and manufacturing process heaters, heater coils, alloy piping, specialty components and other equipment for installation in oil refineries.
     In addition, InServ provides several secondary lines of service, including safety services, safety personnel and equipment for projects. InServ primarily serves the downstream petroleum industry, including major integrated oil companies, independent refineries and marketers, marketing and pipeline terminals and petrochemical companies. InServ also provides services to select EPC firms, independent power producers, specialty process facilities and ammonia and fertilizer manufacturing plants and facilities.
     In connection with the closing, the Company paid approximately $208,925 in satisfaction of the cash portion of the purchase price, consisting of $202,500, less approximately $1,511 for shareholder loans, which were deemed paid at closing, plus approximately $7,936, representing the estimated working capital adjustment. The cash portion of the closing price is subject to a post-closing adjustment to reflect any differences between InServ’s estimated working capital and its actual working capital on the closing date. The Company paid additional consideration consisting of 637,475 shares of Willbros Group, Inc. common stock having a value of $22,500. In accordance with the acquisition agreement, these shares: (1) were issued under SEC Rule 506 of Regulation D and are restricted as such; (2) will not be registered; and (3) may not be sold for a period of one year after the closing date of the acquisition, and thereafter may only be sold in accordance with applicable securities laws. A total of $20,000 of the cash portion of the purchase price was placed into escrow for a period of eighteen months and is released from escrow in one-third increments on each of the six-month, twelve-month and eighteen-month anniversaries of the closing date. The escrowed cash secures performance of the sellers’ obligations under the definitive agreement, including working capital adjustments and indemnification obligations for breaches of the sellers’ representations, warranties and covenants included in the definitive agreement.
     A summary of the initial purchase price allocation as of December 31, 2007 is as follows:

Current assets	$63,524
Property, plant and equipment	18,498
Goodwill	130,423
Other intangible assets	51,000
Other non-current assets	175
Current liabilities	(31,535)

Net assets acquired	$232,085

     The total purchase price amount was $232,085 consisting of $231,425 in purchase price and approximately $660 in transaction costs. The Company acquired $639 of cash as part of the transaction. The final purchase price is subject to the finalization of a working capital adjustment. Goodwill related to this transaction will be deductible for tax purposes in the United States.

2. Acquisitions (continued)
     The following unaudited pro forma combined results of operations of the Company for the years ended December 31, 2007 and 2006 give effect to the acquisition of InServ completed on November 20, 2007 as if it had occurred on January 1, 2006. The unaudited pro forma combined results of operations are presented for informational purposes only and are not necessarily indicative of results of operations that would have occurred at the beginning of the periods presented, nor are they necessarily indicative of future results.
WILLBROS GROUP, INC.
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007
	Willbros		Pro Forma		Pro Forma
	Group, Inc.	InServ(1)	Adjustments		Combined
Contract revenue	$947,691	$309,425	$—		$1,257,116

Operating expenses:
Contract	847,918	260,804	893	(A)	1,109,615
Amortization of intangibles	794	—	9,489	(B)	10,283
General and administrative	68,071	20,103	185	(A)	88,359
Government fines	22,000	—	—		22,000

	938,783	280,907	10,567		1,230,257

Operating income (loss)	8,908	28,518	(10,567)		26,859

Other income (expense):
Interest income	5,555	28	—		5,583
Interest expense	(8,658)	(396)	—		(9,054)
Other, net	(3,477)	694	—		(2,783)
Loss on early extinguishment of debt	(15,375)	—	—		(15,375)

	(21,955)	326	—		(21,629)

Income (loss) from continuing operations before income taxes	(13,047)	28,844	(10,567)		5,230

Provision for income taxes	14,503	—	7,311	(C)	21,814

Net income (loss) from continuing operations	$(27,550)	$28,844	$(17,878)		$(16,584)

Net loss per common share from continuing operations:
Basic	$(0.94)	$—	$—		$(0.48)

Diluted	$(0.94)	$—	$—		$(0.48)

Weighted average number of common shares outstanding:
Basic	29,258,946	—	5,651,940	(D)	34,910,886

Diluted	29,258,946	—	5,651,940	(D)	34,910,886

(1)	InServ was acquired on November 20, 2007; therefore, the results from November 20 through December 31, 2007 are included in the Willbros Group, Inc. consolidated results of operations.

2. Acquisitions (continued)
WILLBROS GROUP, INC.
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006
	Willbros		Pro Forma		Pro Forma
	Group, Inc.	InServ	Adjustments		Combined
Contract revenue	$543,259	$200,483	$—		$743,742

Operating expenses:
Contract	497,236	166,056	1,040	(A)	664,332
Amortization of intangibles	—	—	10,352	(B)	10,352
General and administrative	58,054	16,635	247	(A)	74,936

	555,290	182,691	11,639		749,620

Operating income (loss)	(12,031)	17,792	(11,639)		(5,878)

Other income (expense):
Interest income	1,803	—	—		1,803
Interest expense	(10,068)	(756)	—		(10,824)
Other, net	569	81	—		650

	(7,696)	(675)	—		(8,371)

Income (loss) from continuing operations before income taxes	(19,727)	17,117	(11,639)		(14,249)

Provision for income taxes	2,308	—	2,191	(C)	4,499

Net income (loss) from continuing operations	$(22,035)	$17,117	$(13,830)		$(18,748)

Net loss per common share from continuing operations:
Basic	$(0.98)	$—	$—		$(0.65)

Diluted	$(0.98)	$—	$—		$(0.65)

Weighted average number of common shares outstanding:
Basic	22,440,742	—	6,782,328		29,223,070

Diluted	22,440,742	—	6,782,328		29,223,070

(A)	To record additional depreciation expense associated with the write-up of property, plant and equipment.

(B)	To record the amortization of intangible assets other than goodwill acquired in the purchase. These assets are comprised of customer relationships and backlog with estimated useful lives of 12.1 and 1.5 years, respectively.

(C)	To record an estimated tax provision on InServ’s pre-tax income, net of the tax benefit for the increased depreciation and amortization expense.

(D)	To recognize the increase in weighted-average shares outstanding due to stock issued to satisfy cash portion of the purchase in the amount of $208,925 at a market price of $34.00 per common share and the remaining purchase price of $22,500 that was satisfied by the issuance of 637,475 shares as restricted stock.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
2. Acquisitions (continued)
     Midwest Management (1987) Ltd.
     Effective July 1, 2007, the Company acquired the assets and operations of Midwest Management (1987) Ltd. (“Midwest”) pursuant to a Share Purchase Agreement. Midwest provides pipeline construction, rehabilitation and maintenance, water crossing installations or replacements, and facilities fabrication to the oil and gas industry, predominantly in western Canada.
     A summary of the initial purchase price allocation as of December 31, 2007 is as follows:

Current assets	$7,610
Property, plant and equipment	18,258
Goodwill	5,304
Current liabilities	(3,692)
Deferred income tax liability	(3,756)

Net assets acquired	$23,724

     The total purchase price amount was $23,724, consisting of $22,230 in purchase price and approximately $1,494 in transaction costs. The final purchase price is subject to the finalization of a working capital adjustment. Goodwill related to this transaction will not be deductible for tax purposes in Canada.
3. Accounts Receivable
     Accounts receivable, net as of December 31, 2007 and 2006 is comprised of the following:

	December 31,
	2007	2006
Trade	$185,140	$109,880
Unbilled revenue	37,871	12,598
Contract retention	26,094	14,637
Other receivables	3,749	587

Total accounts receivable	252,854	137,702
Less: allowance for doubtful accounts	(1,108)	(598)

Total accounts receivable, net	$251,746	$137,104

     The Company expects all accounts receivable to be collected within one year. The provision (credit) for bad debts included in other, net in the Consolidated Statements of Operations was $387, $517 and $586 for the years ended December 31, 2007, 2006 and 2005, respectively.
4. Contracts in Progress
     Contract costs and recognized income not yet billed on uncompleted contracts arise when revenues have been recorded but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to cost incurred when realization of price approval is probable and the estimated amount is equal to or greater than the Company’s cost related to the unapproved change order. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously recorded.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Contracts in Progress (continued)
     Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Cost incurred on contracts in progress	$720,799	$188,030
Recognized income	74,228	12,039

	795,027	200,069
Progress billings and advance payments	(768,662)	(203,989)

	$26,365	$(3,920)

Contract cost and recognized income not yet billed	$49,233	$11,027
Contract billings in excess of cost and recognized income	(22,868)	(14,947)

	$26,365	$(3,920)

     Contract cost and recognized income not yet billed includes $86 and $1,191 at December 31, 2007 and 2006, respectively, on completed contracts.
5. Property, Plant and Equipment
     Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Construction equipment	$133,853	$53,932
Land and buildings	44,764	26,047
Furniture and equipment	34,475	28,378
Transportation equipment	28,207	20,874
Leasehold improvements	15,634	14,956
Marine equipment	101	101

	257,034	144,288
Less: accumulated depreciation and amortization	(97,268)	(78,941)

	$159,766	$65,347

6. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill are detailed below by segment:

	Upstream	Downstream
	O&G	O&G	Consolidated
Balance as of January 1, 2006	$6,687	$—	$6,687
Translation adjustments and other	(4)	—	(4)

Balance as of December 31, 2006	6,683	—	6,683
Goodwill from acquisitions	5,304	130,423	135,727
Translation adjustments and other	831	—	831

Balance as of December 31, 2007	$12,818	$130,423	$143,241

     The Company performs an annual impairment test of goodwill during the fourth quarter each year. The annual impairment test did not result in the recording of any impairment in 2007 and 2006, or historically.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
6. Goodwill and Other Intangible Assets (continued)
     The Company’s intangible assets as of December 31, 2007 were as follows:

	December 31, 2007
				Weighted
				Average
	Gross		Net	Remaining
	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Period
Customer relationships	$40,500	$212	$40,288	12.0 yrs
Backlog	10,500	582	9,918	1.4 yrs

Total amortizable intangible assets	$51,000	$794	$50,206

     Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1.5 to 12.1 years.
     Amortization expense included in net income for the years ended December 31, 2007 was $794. Estimated amortization expense for each of the subsequent five years and thereafter is as follows:

Fiscal year:
2008	$10,420
2009	6,268
2010	3,352
2011	3,352
2012	3,352
Thereafter	23,462

Total amortization	$50,206

7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Trade accounts payable	$125,582	$81,823
Payroll and payroll liabilities	21,307	18,312
Provision for loss contract costs	1,689	494
Minority interest	948	791
Advances	—	16,566
Other accrued liabilities	6,816	4,366

	$156,342	$122,352

     As of December 31, 2006 the advances account included $16,532 of non-refundable payments to be applied to the sale of the Nigeria assets and operations. See Note 18 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement for discussion of the sale.
8. Government Obligations
     Government obligations represent amounts expected to become due to government entities, specifically the Department of Justice (“DOJ”) and the SEC, as final settlement of the investigations involving possible violations of the Foreign Corrupt Practices Act (the “FCPA”) and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In October 2007, the Company reached agreements in principle, subject to approval by the DOJ and the SEC, to settle their investigations. The agreements in principle provide for an anticipated aggregate payment of $32,300, consisting of $22,000 in fines payable to the DOJ related to FCPA violations and $10,300 of profit disgorgement payable to the SEC.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8. Government Obligations (continued)
     The profit disgorgement is related to a single Nigeria project included in the February 7, 2007 sale of the Company’s Nigeria assets and operations. The disgorged profit was previously recognized in the results from discontinued operations, and accordingly, the full amount of $10,300 was recorded as a charge to discontinued operations in the third quarter of 2007.
     The aggregate obligation of $32,300 has been classified on the Consolidated Balance Sheets as $8,075 in “Current portion of government obligations” and the remaining $24,225 in “Long-term portion of government obligations.” This division is based on payment terms in the agreements in principle that provide for four equal installments, first on signing of the final settlements and annually for approximately three years thereafter.
     The agreements in principle are contingent upon the parties’ agreement to the terms of a final settlement agreement, and approval by the DOJ and SEC and confirmation by a federal district court. There can be no assurance that the settlement will be finalized. See Note 15 — Contingencies, Commitments and Other Circumstances for further discussion of the agreements in principle.
9. Long-term Debt
     Long-term debt as of December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
2.75% convertible senior notes	$68,000	$70,000
6.5% senior convertible notes	32,050	84,500
Capital lease obligations	51,222	11,601
Other obligations	99	51
2007 Credit Facility	—	—

Total long-term debt	151,371	166,152
Less: current portion	(12,197)	(4,575)

Long-term debt, net	$139,174	$161,577

     2007 Credit Facility
     On November 20, 2007, the Company entered into a new credit agreement (the “Credit Agreement”), among Willbros USA, Inc., a subsidiary of the Company (“WUSA”), as borrower, the Company and certain of its subsidiaries as guarantors (collectively, the “Loan Parties”), and a group of lenders led by Calyon New York Branch (“Calyon”). The Credit Agreement includes a new three-year senior secured $150,000 revolving credit facility due 2010 (the “2007 Credit Facility”). The Company has the option, subject to Calyon’s consent, to increase the size of the 2007 Credit Facility to $200,000 within the first two years of the closing date of the 2007 Credit Facility. The Company is able to utilize 100 percent of the 2007 Credit Facility to obtain performance letters of credit and 33.3 percent of the facility for cash advances for general corporate purposes and financial letters of credit. The 2007 Credit Facility is secured by substantially all of the assets of the Company, including those of the other Loan Parties, as well as a pledge of 100 percent of the stock of the Company’s principal subsidiaries. The 2007 Credit Facility replaces the Company’s existing three-year $100,000 senior secured synthetic credit facility, which was scheduled to expire in October 2009.
     Fees payable under the 2007 Credit Facility include: (1) an excess facility fee at a rate per annum equal to 0.50 percent of the unused 2007 Credit Facility capacity, payable quarterly in arrears; (2) a commission on the face amount of all outstanding performance letters of credit equal to the applicable margin then in effect for performance letters of credit, payable quarterly in arrears; (3) a commission on the face amount of all outstanding financial letters of credit equal to the applicable LIBOR margin then in effect, payable quarterly in arrears; and (4) a letter of credit fee equal to 0.125 percent per annum of aggregate commitments. Interest on any cash borrowings is payable quarterly in arrears at a floating rate based on the base rate (as defined in the Credit Agreement) or, at the Company’s option, at a rate equal to the one-, two-, three-, or six-month Eurodollar rate (LIBOR) plus, in each case, an applicable margin as determined using a performance-based grid described in the Credit Agreement. The Credit Agreement includes customary affirmative and negative covenants, including: certain financial covenants described below; limitations on capital expenditures triggered by liquidity levels lower than $35,000; limitations on foreign

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Long-term Debt (continued)
cash investments, total indebtedness, and liens; and limitations on certain asset sales and dispositions as well as certain acquisitions and asset purchases.
     A default under the Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Agreement, a failure to make payments when due under the Credit Agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings. A default under the Credit Agreement would permit Calyon and the lenders to restrict the Company’s ability to further access the 2007 Credit Facility for cash advances or letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. Unamortized debt issue costs associated with the creation of the 2007 Credit Facility total $1,302 and are included in other assets at December 31, 2007. These costs are being amortized to interest expense over the three-year term of the Credit Facility ending October 2010.
     The 2007 Credit Facility also includes covenants relating to maintenance of the following financial covenants:
•	A minimum net worth in an amount of not less than the sum of $310,924 plus 50 percent of consolidated net income earned in each fiscal quarter ended after December 31, 2007 plus adjustments for certain equity transactions;

•	A maximum leverage ratio of 2.50 to 1.00 for the fiscal quarters ending December 31, 2007 and March 31, 2008, a maximum leverage ratio of 2.25 to 1.00 for the fiscal quarter ending June 30, 2008 and two fiscal quarters thereafter and a maximum leverage ratio of 2.00 to 1.00 for each fiscal quarter ending after December 31, 2008;

•	A minimum fixed charge coverage ratio of not less than 3.00 to 1.00, for the fiscal quarter ending December 31, 2007, and for one fiscal quarter thereafter, a fixed charge coverage ratio of not less than 3.25 to 1.00 for the fiscal quarter ending June 30, 2008 and two fiscal quarters thereafter and a fixed charge ratio of not less than 3.50 to 1.00 for each fiscal quarter thereafter;

•	A maximum capital expenditure ratio of 1.50 to 1.00 (cost of assets added through purchase or capital lease) for the fiscal quarter ended and for each of the three quarters thereafter if our liquidity falls below $35,000.
     If these covenants are violated, it would be considered an event of default entitling the lenders to terminate the remaining commitment, call all outstanding letters of credit, and accelerate payment of any principal and interest outstanding. At December 31, 2007, the Company was in compliance with all of these covenants.
     As of December 31, 2007, there were no borrowings outstanding under the 2007 Credit Facility and there were $78,711 in outstanding letters of credit consisting of $58,829 issued for projects in continuing operations and $19,882 issued for projects related to Discontinued Operations.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Long-term Debt (continued)
     Pursuant to the Purchase Agreement, the Company and WUSAI have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 1,825,587 shares at December 31, 2007), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15, and began on June 15, 2006.
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
     Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a default of $10,000 or more on any credit agreement, including the 2007 Credit Facility and the 2.75% Notes, a corresponding event of default would result under the 6.5% Notes.
     On May 18, 2007, the Company completed two transactions to induce conversion with two Purchasers of the 6.5% Notes. Under the conversion agreements, the Purchasers converted $36,250 in aggregate principal amount of the 6.5% Notes into 2,064,821 shares of the Company’s $0.05 par value common stock. As an inducement for the Purchasers to convert, the Company made aggregate cash payments to the Purchasers of $8,972, plus $1,001 in accrued interest for the current interest period. In connection with the induced conversion, the Company recorded a loss on early extinguishment of debt of $10,894. The loss on early extinguishment of debt is inclusive of the cash premium paid to induce conversion and $1,922 of unamortized debt issue costs.
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
     As of December 31, 2007, $32,050 of aggregate principal amount of the 6.5% Notes remains outstanding. Unamortized debt issue costs of $1,819 and $4,103 associated with the 6.5% Notes are included in other assets at December 31, 2007 and 2006, respectively, and are being amortized over the seven-year period ending December 2012.
     A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of December 31, 2007, this covenant would have precluded the Company from borrowing under the 2007 Credit Facility. On November 2, 2007, the Company entered into an agreement with the holder of a majority in principal amount of the outstanding 6.5%

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Long-term Debt (continued)
Notes, which waives the debt incurrence covenant through June 30, 2008. Capital leases are not considered indebtedness under this provision except to the extent by which they exceed $50,000.
2.75% Convertible Senior Notes
     On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011 or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share, resulting in 3,492,555 shares at December 31, 2007, subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.
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
     The Indenture Amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the Indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10 percent or more of the consideration in the transaction consists of cash to make a coupon make-whole payment equal to the present value (discounted at the US treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013.
     On November 29, 2007, a holder exercised its right to convert, converting $2,000 in aggregate principal amount of the 2.75% Notes into 102,720 shares of the Company’s common stock. In connection with the conversion, the Company expensed a proportionate amount of its debt issue costs resulting in additional period interest expense of $47.
     As of December 31, 2007, $68,000 of aggregate principal amount of the 2.75% Notes remains outstanding. Unamortized debt issue costs of $1,610 and $2,175 associated with the 2.75% Notes are included in other assets at December 31, 2007 and 2006, respectively, and are being amortized over the seven-year period ending March 2011.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Long-term Debt (continued)
2006 Credit Facility
     On October 27, 2006, Willbros USA, Inc., a wholly-owned subsidiary of the Company, entered into a new $100,000 three-year senior secured synthetic credit facility (the “2006 Credit Facility”) with a group of lenders led by Calyon New York Branch (“Calyon”).The 2006 Credit Facility replaced the Company’s 2004 Credit Facility. The 2006 Credit Facility was used for standby and commercial letters of credit.
     Fees payable under the 2006 Credit Facility included a facility fee at a rate per annum equal to 5.0 percent of the 2006 Credit Facility capacity, payable quarterly in arrears, and a letter of credit fee equal to 0.125 percent per annum of aggregate commitments. The 2006 Credit Facility was collateralized by substantially all of the Company’s assets, including stock of the Company’s principal subsidiaries. The 2006 Credit Facility contained a requirement for the maintenance of a $10,000 minimum cash balance, prohibited the payment of cash dividends and included customary affirmative and negative covenants, such as limitations on the creation of certain new indebtedness and liens, restrictions on certain transactions and payments, and maintenance of a maximum senior leverage ratio, a minimum fixed charge coverage ratio and minimum tangible net worth requirement.
     As of December 31, 2006, there were no borrowings outstanding under the 2006 Credit Facility and there were $64,545 in outstanding letters of credit, consisting of $41,920 issued for projects in continuing operations and $22,625 issued for projects related to discontinued operations. Unamortized debt issue costs associated with the creation of the 2006 Credit Facility total $1,986 and are included in other assets at December 31, 2006. On November 20, 2007, the 2006 Credit Facility was replaced by the 2007 Credit Facility. Accordingly, in December 2007, the remaining unamortized costs of $1,346 related to the 2006 Credit Facility were written off as general and administrative expense.
Capital Leases
     Assets held under capital leases are summarized below:

	December 31,
	2007	2006
Construction equipment	$56,380	$10,662
Land and buildings	—	1,446
Furniture and equipment	535	535

Total assets held under capital lease	56,915	12,643
Less: accumulated depreciation	(9,251)	(1,572)

Net assets under capital lease	$47,664	$11,071

     The following are the minimum lease payments for assets financed under capital lease arrangements as of December 31, 2007:

Fiscal year:
2008	$15,400
2009	16,833
2010	15,548
2011	5,865
2012	5,114
Thereafter	84

Total minimum lease payments under capital leases	58,844
Less: interest expense	(7,622)

Net minimum lease payments under capital leases	51,222
Less: current portion of net minimum lease payments	(12,132)

Long-term net minimum lease payments	$39,090

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Long-term Debt (continued)
Other Obligations
     The Company has various notes payable, generally related to equipment financing, and local revolving credit facilities. All are at market interest rates, and are collateralized by certain vehicles, equipment and/or real estate.
     The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $2,459 at December 31, 2007. There were no outstanding borrowings made under these facilities at December 31, 2007 or 2006.
10. Retirement Benefits
     The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of four percent of salary, in the form of cash. All contributions in the form of WGI common stock were suspended in 2005, and removed as an option on January 9, 2006. Company contributions for the plans, including employees working in Discontinued Operations, were $2,265, $1,761 and $1,909 (including WGI common stock valued at $0, $0 and $80) in 2007, 2006 and 2005, respectively.
11. Income Taxes
     The Company operates primarily in the US, Canada and Oman, and is domiciled in Panama. These countries have substantially different tax regimes and tax rates which affect the consolidated income tax provision of the Company and its effective tax rate. Moreover, losses from one country generally cannot be used to offset taxable income from another country and some expenses incurred in certain tax jurisdictions receive no tax benefit thereby affecting the effective tax rate. Income (loss) before income taxes and the provision for income taxes in the Consolidated Statements of Operations consist of:

	Year Ended December 31,
	2007	2006	2005
Income (loss) before income taxes:
Other countries	$(37,208)	$(15,468)	$(27,977)
United States	24,161	(4,259)	(816)

	$(13,047)	$(19,727)	$(28,793)

	Year Ended December 31,
	2007	2006	2005
Provision for income taxes:
Current provision (benefit):
Other countries	$5,851	$901	$305
United States:
Federal	8,110	368	(1,214)
State	1,444	737	931

	15,405	2,006	22

Deferred tax expense (benefit):
Other countries	(2,095)	1,644	(1,317)
United States	1,253	(1,342)	2,963

	(842)	302	1,646

Total provision for income taxes	$14,563	$2,308	$1,668

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Income Taxes (continued)
     The total provision for income taxes excludes the 2007 net FIN 48 adjustment recorded subsequent to the adoption of this accounting pronouncement in January 2007 (See Note 1 - Significant Accounting Policies). In 2007, the net FIN 48 income tax benefit is $60.
     The provision for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company’s subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. The Company’s principal international operations are in Canada and Oman. The Company’s subsidiaries in Canada and Oman are subject to corporate income tax rates of 32.12 percent and 12 percent, respectively. The Company did not have any non-taxable foreign earnings from tax holidays for taxable years 2005 through 2007.
     The Company and most of its international holding companies are Panamanian corporations. Panamanian tax law is based on territorial principles and does not impose income tax on income earned outside of Panama. In 2007, the Company’s parent had a loss of approximately $50,000 that was unable to be offset by income earned in other tax jurisdictions which did not receive any tax benefit. Most of the loss primarily related to profits disgorgement and penalties levied by the DOJ and SEC in connection with the management incident and costs incurred in connection with the induced conversion of the 6.5% Notes.
     As required by Accounting Principles Board Opinion No. 23 — “Accounting for Income Taxes - Special Areas” (“APB No. 23”), management has analyzed its operations in the US, Canada and Oman. The Company’s current operating strategy is to reinvest any earnings of its operations in the mentioned jurisdictions rather than to distribute dividends to any intermediate holding companies or the parent company.
     A reconciliation of the differences between the provision for income tax computed at the appropriate statutory rates and the reported provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
Taxes on foreign earnings at greater than Panama rate	$3,507	$2,230	$(2,063)
Taxes on US earnings at greater than Panama rate	7,037	(1,785)	108
US state taxes	1,875	527	1,201
US and Canadian permanent tax adjustments	2,144	1,336	1,132
US alternative minimum tax	—	—	239
Change in valuation allowance	—	—	1,051

	$14,563	$2,308	$1,668

     The Company has a total net tax liability equal to $2,639. The increase in the Company’s net tax liability was the result of collection of tax refunds from various tax authorities in the US; the acquisition of shares of a Canadian company (Midwest) whereby the fair market value of the assets were substantially greater than the tax bases of such assets; and the entering into several equipment leases treated as capital assets for book and tax purposes whereby the tax depreciation is recognized at a faster rate than book depreciation in the early years of such leases.
     The Company is owed tax refunds of $1,221, which have been included in the Company’s prepaid expenses. For 2007, the Company owes $4,749 to various federal and state/provincial tax authorities. This amount is included in accrued income taxes.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Income Taxes (continued)
     The Company has a net deferred tax liability of $890 at December 31, 2007. The principal components of the Company’s net deferred tax assets are:

	December 31,
	2007	2006
Deferred tax assets:
Current:
Self insured medical accrual	$224	$304
Accrued vacation	714	594
Allowance for doubtful accounts	351	69
Estimated loss	1,488	897
Other	—	74

	2,777	1,938

Non-current:
Deferred compensation	2,613	2,570
US tax net operating loss carry forwards	2,017	2,284
Non-US tax net operating loss carry forwards	—	12,410

Gross deferred tax assets	7,407	19,202
Valuation allowance	—	(12,410)

Deferred tax assets, net of valuation allowance	7,407	6,792

Deferred tax liabilities:
Current:
Prepaid expenses	(522)	(941)
Partnership tax deferral	(366)	—
Other	(37)	(1)

	(925)	(942)

Non-current:
Depreciation	(5,592)	(786)

Deferred tax liabilities	(6,517)	(1,728)

Net deferred tax assets	$890	$5,064

     The net deferred tax assets by geographical location are as follows:

	December 31,
	2007	2006
United States	$3,890	$5,144
Other countries	(3,000)	(80)

Net deferred tax assets	$890	$5,064

     The ultimate realization of deferred tax assets related to net operating loss carry forwards (including state net operating loss carry forwards) is dependent upon the generation of future taxable income in a particular tax jurisdiction during the periods in which the use of such net operating losses are allowed. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. In 2007, the Company expects to utilize United States federal net operating losses of $1,519 and utilize state net operating losses of $3,049. The Company also expects to realize tax deductions in the approximate amount of $4,090 related to deferred compensation. The tax effect of these timing differences is approximately $699.
     At December 31, 2007, the Company has remaining US federal net operating loss carry forwards of $5,222 and state net operating loss carry forwards of $7,165. The Company’s US federal net operating losses expire in 2013. A state net operating loss generally expires five years after the period in which the net operating loss was

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Income Taxes (continued)
incurred. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses can be utilized to offset taxable income, management believes that the Company will realize the tax benefits of $2,017 from these loss carry forwards.
     The Company previously disclosed having fully reserved net operating loss carry forwards derived in the United Kingdom, Bolivia, and Pakistan of $43,154. The Company has written off these previously recorded tax assets and associated valuation allowances because either the net operating loss carry forwards have expired or the Company does not anticipate projects in these countries in the future to utilize such net operating loss carry forwards.
12. Stockholders’ Equity
     Public Offering
     On November 20, 2007, the Company completed a public offering of 7,906,250 common shares at $34.00 per share. The underwriters exercised the option to purchase all shares available for over-allotments. The Company received approximately $253,707 in net proceeds after underwriting discount and offering costs. The net proceeds were used to fund the cash portion of the acquisition of InServ (approximately $208,925 including working capital and other closing adjustments See Note 2 — Acquisitions), capital expenditures and working capital.
     Private Sale of Equity
     On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. The selling price was $14.00 per share which was a discount of approximately 10 percent based on the Company’s closing stock price of $15.50 on October 24, 2006. Net proceeds were used for general corporate purposes primarily to support the start up of several new projects in the United States and Canada. In conjunction with the private placement the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option pricing model. During 2007, warrants to purchase 21,429 shares of common stock were exercised and at December 31, 2007, 536,925 warrants are outstanding.
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
12. Stockholders’ Equity (continued)
     Stock Ownership Plans
     The information contained in this note pertains to continuing and discontinued operations.
     During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan, and the Director Plan, was increased to 4,075,000 and 225,000, respectively, by stockholder approval. No options may be granted under the Director Plan after April 16, 2006. In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors.
     Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At December 31, 2007, the 1996 Plan had 441,711 shares and the 2006 Director Plan had 34,419 shares available for grant. Of the shares available at December 31, 2007 in the 1996 Plan, 225,000 shares are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. During the years ended December 31, 2007 and 2006, $37 and $3,247, respectively, of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective application method. Under this method, compensation cost recognized during the year ended December 31, 2006 includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro forma footnote disclosures in the Company’s SEC reports), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date.
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
     Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Recognition of share-based compensation related to RSU’s was not impacted by the adoption of SFAS No. 123R. Expense from both stock options and RSU’s totaled $4,087 and $7,240, respectively, for the years ended December 31, 2007 and 2006.
     The fair value of granted options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Weighted average grant date fair value	$9.69	$6.36	$6.75
Weighted average assumptions used:
Expected option life in years	3.51	3.50	3.00
Risk-free interest rate	4.42%	4.56%	2.28%
Dividend yield	—	—	—
Volatility	40.13%	44.05%	43.61%

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Stockholders’ Equity (continued)
     Volatility is calculated using an analysis of historical volatility. The Company believes that the historical volatility of the Company’s stock is the best method for estimating future volatility. The expected lives of options are determined based on the Company’s historical share option exercise experience. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. The risk-free interest rates are determined using the implied yield currently available for zero-coupon US government issues with a remaining term equal to the expected life of the options.
     The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	806,750	$13.46	887,270	$11.76	954,020	$11.57
Granted	10,000	27.80	250,000	17.06	30,000	21.19
Exercised	375,500	12.48	296,520	11.41	33,750	10.09
Forfeited	22,500	8.09	34,000	13.68	63,000	13.47

Outstanding, end of year	418,750	$14.96	806,750	$13.46	887,270	$11.76

Exercisable at end of year	287,916	$13.42	604,250	$12.20	864,020	$11.83

     As of December 31, 2007, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $9,768 and $7,159, respectively. The weighted average remaining contractual term of outstanding options is 6.51 years and the weighted average remaining contractual term of the exercisable options is 5.61 years at December 31, 2007. The total intrinsic value of options exercised was $9,712, $2,639 and $298 during the years ended December 31, 2007, 2006 and 2005 respectively. There was no tax benefit realized related to those exercises.
     The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $496, $357 and $829, respectively.
     The Company’s nonvested options at December 31, 2007 and the changes in nonvested options during the year ended December 31, 2007 are as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested, beginning of year	202,500	$6.40
Granted	10,000	9.69
Vested	81,666	6.07
Forfeited or expired	—	—

Nonvested, end of year	130,834	$6.86

     The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of year	300,116	$17.85	441,375	$19.61	209,500	$12.64
Granted	430,985	21.70	278,116	17.86	343,000	22.31
Vested, shares released	169,535	17.58	402,250	19.76	48,375	12.88
Forfeited	12,878	20.63	17,125	17.59	62,750	16.32

Outstanding, end of year	548,688	$20.89	300,116	$17.85	441,375	$19.61

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Stockholders’ Equity (continued)
     The RSU’s outstanding at December 31, 2007 and 2006 include 225,000 RSU’s which are vested but have a deferred share issuance date. The total fair value of RSU’s vested during the years ended December 31, 2007, 2006 and 2005 was $2,981, $6,990 and $1,583, respectively.
     As of December 31, 2007, there was a total of $9,287 of unrecognized compensation cost, net of estimated forfeitures, related to all nonvested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.26 years.
     In March 2002, certain officers of the Company borrowed a total of $1,307 under the Employee Stock Purchase Program, which permitted selected executives and officers (exclusive of the Chief Executive Officer) to borrow from the Company up to 100 percent of the funds required to exercise vested stock options. The loans were full recourse, non-interest bearing for a period of up to five years and were collateralized by the related stock. The difference of $434 between the discounted value of the loans and the fair market value of the stock on the date of exercise, and $119 representing the difference between the exercise price of certain options and the fair market value of the stock was recorded as compensation expense at the date of exercise. The notes were recorded at the discounted value, and the discount was amortized as interest income over the periods the notes were outstanding. The net loans receivable are presented as a reduction of stockholders’ equity. The maximum loan amount any one officer could have outstanding under the Employee Stock Purchase Program was $250. In accordance with the Sarbanes-Oxley Act of 2002, the Company no longer makes loans to executive officers of the Company. All loans were settled in 2006.
13. Loss Per Common Share
     Basic and diluted loss per common share is computed as follows:

	Year Ended December 31,
	2007	2006	2005
Loss from continuing operations applicable to common shares	$(27,550)	$(22,035)	$(30,461)

Weighted average number of common shares outstanding for basic income per share	29,258,946	22,440,742	21,258,211
Weighted average number of dilutive potential common shares outstanding	—	—	—

Weighted average number of common shares outstanding for diluted income per share	29,258,946	22,440,742	21,258,211

Loss from continuing operations per common share:
Basic	$(0.94)	$(0.98)	$(1.43)

Diluted	$(0.94)	$(0.98)	$(1.43)

     The Company incurred net losses for the years ended December 31, 2007, 2006 and 2005 and has therefore excluded the securities listed below from the computation of diluted income (loss) per share as the effect would be anti-dilutive:

	Year Ended December 31,
	2007	2006	2005
2.75% Convertible Senior Notes	3,492,555	3,595,277	3,595,277
6.5% Senior Convertible Notes	1,825,587	4,813,171	3,702,439
Stock options	418,750	806,750	887,270
Warrants to purchase common stock	536,925	558,354	—
Restricted stock and restricted stock rights	548,688	300,116	441,375

	6,822,505	10,073,668	8,626,361

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Loss Per Common Share (continued)
     In accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the 5,318,142 shares issuable upon conversion of the convertible notes will be included in diluted income (loss) per share if those securities are dilutive, regardless of whether the market trigger prices of $19.47 and $17.56, respectively, have been met. During 2007, there were 3,090,302 shares issued upon conversion of the convertible notes.
14. Segment Information
     The Company’s segments are strategic business units that are managed separately as each has different operational requirements and strategies. With the acquisition of InServ on November 20, 2007 (see Note 2 — Acquisitions), the Company redefined its operating segments based on industry segments served. The operating segments the Company now manages by and reports on are: Upstream O&G, Downstream O&G and Engineering. These segments operate primarily in the United States, Canada and Oman. Previously, beginning the first quarter of 2007, the Company defined its operating segments based on the Company’s core lines of business, which were defined as: Construction, Engineering and Engineering, Procurement and Construction (“EPC”). Prior period balances have been reclassified to reflect this change. Management evaluates the performance of each operating segment based on operating income. The Company’s corporate operations include the general, administrative and financing functions of the organization. The costs of these functions are allocated between the three operating segments. There are no material inter-segment revenues in the periods presented.
     The tables below reflect the Company’s reportable segments as of and for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007
	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated
Revenue	$744,308	$23,821	$179,562	$947,691
Operating expenses	722,433	23,151	171,199	916,783
Government fines	—	—	—	22,000

Operating income	$21,875	$670	$8,363	8,908

Other income (expense)				(21,955)
Provision for income taxes				14,503

Net loss from continuing operations				(27,550)
Loss from discontinued operations net of provision for income taxes				(21,414)

Net loss				$(48,964)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Segment Information (continued)

	Year Ended December 31, 2006
	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated
Revenue	$424,317	$—	$118,942	$543,259
Operating expenses	439,798	—	115,492	555,290

Operating income (loss)	$(15,481)	$—	$3,450	(12,031)

Other income (expense)				(7,696)
Provision for income taxes				2,308

Net loss from continuing operations				(22,035)
Loss from discontinued operations net of provision for income taxes				(83,402)

Net loss				$(105,437)

	Year Ended December 31, 2005
	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated
Contract revenue	$214,020	$—	$80,459	$294,479
Operating expenses	240,503	—	79,607	320,110

Operating income (loss)	$(26,483)	$—	$852	(25,631)

Other income (expense)				(3,162)
Provision for income taxes				1,668

Net loss from continuing operations				(30,461)
Loss from discontinued operations net of provision for income taxes				(8,319)

Net loss				$(38,780)

     Capital expenditures by segment are presented below:

	Year Ended December 31,
	2007	2006	2005
Upstream O&G	$29,357	$9,396	$16,096
Downstream O&G	37	—	—
Engineering	1,261	1,036	3,673
Corporate	4,979	1,832	5,342

Total	$35,634	$12,264	$25,111

     Total assets by segment as of December 31, 2007 and 2006 are presented below:

	December 31,	December 31,
	2007	2006
Upstream O&G	$369,255	$198,528
Downstream O&G	123,707	—
Engineering	50,286	28,679
Corporate	232,954	68,583

Total assets, continuing operations	$776,202	$295,790

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Segment Information (continued)
     Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.
     Customers representing 10 percent or more of total contract revenue are as follows:

	Year Ended December 31,
	2007	2006	2005
Customer A	14%	13%	—%
Customer B	11	11	—
Customer C	10	—	—
Customer D	—	—	18

	35%	24%	18%

     Information about the Company’s operations in its work countries is shown below:

	Year Ended December 31,
	2007	2006	2005
Contract revenue:
United States	$612,647	$312,121	$214,252
Canada	244,806	161,924	54,754
Oman	90,238	69,214	25,294
Ecuador	—	—	179

	$947,691	$543,259	$294,479

	December 31,
	2007	2006
Long-lived assets:
United States	$87,785	$33,115
Canada	61,276	21,666
Oman	8,277	7,858
Bolivia	—	551
Other	2,428	2,157

	$159,766	$65,347

15. Contingencies, Commitments and Other Circumstances
     Contingencies
     Resolution of criminal and regulatory matters
     The Company and its subsidiary, WII, have reached an agreement in principle with representatives of the DOJ, subject to approval by the DOJ, to settle its previously disclosed investigation into possible violations of the FCPA. In addition, the Company has reached an agreement in principle with the staff of the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. As described more fully below, if accepted by the DOJ and the SEC and approved by the court, the settlements together will require the Company to pay, over approximately three years, a total of $32,300 in penalties and disgorgement, plus post-judgment interest on $7,725 of that amount. In addition, WGI and WII will, for a period of approximately three years, each be subject

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Contingencies, Commitments and Other Circumstances (continued)
to Deferred Prosecution Agreements (“DPAs”) with the DOJ. Finally, we will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws.
     The terms of the agreement in principle with the DOJ include the following:
•	A six-count criminal information will be filed against WGI and WII as part of the execution of the DPAs between the DOJ and each of WGI and WII. The six counts include substantive violations of the anti-bribery provisions of the FCPA, and violations of the FCPA’s books-and-records provisions. All six counts relate to operations in Nigeria, Ecuador and Bolivia during the period from 1996 to 2005.

•	Provided that WGI and WII fully comply with the DPAs for a period of approximately three years, the DOJ will agree not to continue the criminal prosecution and, at the conclusion of that time, will move to dismiss the criminal information.

•	The DPAs will require, for each of their three year terms, among other things, full cooperation with the government; compliance with all federal criminal law, including but not limited to the FCPA; and a three- year monitor for WGI and its subsidiary companies, primarily focused on international operations outside of North America, the costs of which are payable by WGI.

•	The Company will be subject to $22,000 in fines related to FCPA violations. The fines are payable in four equal installments of $5,500, first on signing, and annually for approximately three years thereafter, with no interest payable on the unpaid amounts.
     With respect to the agreement in principle with the staff of the SEC:
•	The Company will consent to the filing in federal district court of a complaint by the SEC (the “Complaint”), without admitting or denying the allegations in the Complaint, and to the imposition by the court of a final judgment of permanent injunction against us. The Complaint will allege civil violations of the antifraud provisions of the Securities Act and the Securities Exchange Act, the FCPA’s anti-bribery provisions, and the reporting, books-and-records and internal controls provisions of the Securities Exchange Act. The final judgment will not take effect until it is confirmed by the court, and will permanently enjoin us from future violations of those provisions.

•	The final judgment will order the Company to pay $10,300, consisting of $8,900 for disgorgement of profits and approximately $1,400 of pre-judgment interest. The disgorgement and pre-judgment interest is payable in four equal installments of $2,575, first on signing, and annually for approximately three years thereafter. Post-judgment interest will be payable on the outstanding balance. In January 2008, the Company submitted a signed Consent Decree and Agreed Final Judgment to the SEC and, as required by the SEC, deposited the first installment payment of $2,575 into an escrow account.
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
     As a result of the agreements in principle, we have accrued a total of $32,300 related to these investigations. The $10,300 of profit disgorgement, including $1,400 of pre-judgment interest, is related to a single Nigeria project included in the February 7, 2007 sale of the Company’s Nigeria assets and operations. The disgorged profit was previously recognized in the results from discontinued operations, and accordingly, the full amount of $10,300 is recorded as a charge to discontinued operations in the third quarter of 2007. The aggregate reserves reflect our estimate of the expected probable loss with respect to these matters. If the proposed settlements are not finalized, the amount reserved may not reflect eventual losses.
     If final agreements with the DOJ and the SEC are not approved, the Company’s liquidity position and financial results could be materially adversely affected by any additional settlement amount. For a further discussion of the risks associated with the settlements in principle with the SEC, DOJ and United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”), see Part I, Item 1A. Risk Factors; specifically, the risk factor entitled, “We have reached agreements in principle to settle investigations involving

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Contingencies, Commitments and Other Circumstances (continued)
possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.”
     In addition, the Company previously disclosed that OFAC was investigating allegations of violations of the Sudanese Sanctions Regulations occurring during October 2003. The Company voluntarily reported this matter to OFAC and also has reported to OFAC corrective measures and improvements to the Company’s OFAC compliance program. OFAC and Willbros USA, Inc. have agreed in principle to settle the allegations pursuant to which the Company will pay a total of $6.6 as a civil penalty.
     Class-action Lawsuit
     On May 18, 2005, a securities class-action lawsuit, captioned Legion Partners, LLP v. Willbros Group, Inc. et al., was filed in the United States District Court for the Southern District of Texas against the Company and certain of its present and former officers and directors. Thereafter, three nearly identical lawsuits were filed. Plaintiffs purported to represent a class composed of all persons who purchased or otherwise acquired Willbros Group, Inc. common stock and/or other securities between May 6, 2002 and May 16, 2005, inclusive. The complaint sought unspecified monetary damages and other relief. The Company filed a motion to dismiss the complaint on March 9, 2006, and briefing on that motion was completed on June 14, 2006. While the motion to dismiss was pending, the Company reached a settlement in principle with the Lead Plaintiff and the parties signed a Memorandum of Understanding (“Settlement”). The Settlement provides for a payment of $10,500 to resolve all claims against all defendants. On February 15, 2007, the US District Court for the Southern District of Texas issued an Order approving the Settlement. The Order dismissed with prejudice all claims against all defendants.
     Other
     In addition to the matters discussed above, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position. See Note 18 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement for discussion of commitments and contingencies associated with Discontinued Operations.
     Commitments
     From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to provide letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At December 31, 2007, the Company had approximately $63,231 of letters of credit related to continuing operations and $19,882 of letters of credit related to Discontinued Operations in Nigeria. Additionally, the Company had $214,292 of surety bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make. As of December 31, 2007, no other liability has been recognized for letters of credit and surety bonds, other than $1,556 recorded as the fair value of the letters of credit outstanding for the Nigeria operations. See Note 18 – Discontinuance of Operations, Asset Disposals and Transition Services Agreement for further discussion of these letters of credit.
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
     Operating Leases
     The Company has certain operating leases for office and camp facilities. Rental expense for continuing operations, excluding daily rentals and reimbursable rentals under cost plus contracts, was $2,773 in 2007, $2,079 in 2006 and $2,216 in 2005. Minimum lease commitments under operating leases as of December 31, 2007, totaled $17,963 and are payable as follows: 2008, $9,280; 2009, $4,947; 2010, $2,242; 2011, $1,320; 2012, $174; and thereafter, $0.
     Joint Ventures
     The Company has a 50 percent interest in a pipeline construction joint venture for the Chad-Cameroon Pipeline Project in Africa. This project was completed in 2003, and the Company adjusted its investment in the joint venture to zero. Since 2004, activity for the 50 percent owned joint venture was limited to warranty work, which was accrued in prior years. The Company also owns 40 percent of the common stock of Global Process Services, Inc., a provider of foreign-sourced labor to the Company. The investments in these entities are accounted for by the equity method and carried on the Consolidated Balance Sheets within other assets. The combined balance of these investments in joint ventures included in the balance sheet is $133 and $0 at December 31, 2007 and 2006, respectively. Summarized combined balance sheet information for investments accounted for by the equity method, based on the investee balance sheet at December 31, 2007 and 2006, is set forth in the table below.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Contingencies, Commitments and Other Circumstances (continued)

	December 31,
	2007	2006
Current assets	$1,050	$123
Non-current assets	—	—

Total assets	$1,050	$123

Current liabilities	$739	$123
Other liabilities	254	—
Equity	57	—

Total liabilities and equity	$1,050	$123

     Losses of $34 from investments accounted for by the equity method have been recorded for the year ended December 31, 2007. No income or loss from investments accounted for by the equity method was recorded during the years ended December 31, 2006 and 2005.
     Other Circumstances
     Operations outside the United States may be subject to certain risks, which ordinarily would not be expected to exist in the United States, including foreign currency restrictions; extreme exchange rate fluctuations; expropriation of assets; civil uprisings and riots; war; unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments; availability of suitable personnel and equipment, termination of existing contracts and leases; government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that would have a material effect on the financial statements, and have not been provided for in the accompanying consolidated financial statements.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Quarterly Financial Data
     Selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 is presented below. The total of the quarterly income (loss) per share amounts may not equal the per share amounts for the full year due to the manner in which earnings (loss) per share is calculated.

	March 31,	June 30,	September 30,	December 31,	Total
Year 2007 Quarter Ended	2007	2007	2007	2007	2007
Contract revenue	$206,709	$156,743	$246,716	$337,523	$947,691
Contract income	10,451	15,584	35,186	38,552	99,773
Income (loss) from continuing operations before income taxes	(3,084)	(38,922)	16,353	12,606	(13,047)
Income (loss) from continuing operations	(3,339)	(40,379)	10,272	5,896	(27,550)
Income (loss) from discontinued operations	(8,508)	(3,860)	(9,126)	80	(21,414)

Net income (loss)	$(11,847)	$(44,239)	$1,146	$5,976	$(48,964)

Basic income (loss) per share:
Continuing operations	$(0.13)	$(1.47)	$0.36	$0.17	$(0.94)
Discontinued operations	(0.33)	(0.14)	(0.32)	—	(0.73)

Net income (loss)	$(0.46)	$(1.61)	$0.04	$0.17	$(1.67)

Diluted income (loss) per share:
Continuing operations	$(0.13)	$(1.47)	$0.32	$0.16	$(0.94)
Discontinued operations	(0.33)	(0.14)	(0.26)	—	(0.73)

Net income (loss)	$(0.46)	$(1.61)	$0.06	$0.16	$(1.67)

Weighted average number of common shares outstanding:
Basic	25,503,652	27,515,593	28,804,907	34,768,336	29,258,946

Diluted	25,503,652	27,515,593	34,844,482	40,646,349	29,258,946

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Quarterly Financial Data (continued)

	March 31,	June 30,	September 30,	December 31,	Total
Year 2006 Quarter Ended	2006	2006	2006	2006	2006
Contract revenue	$107,586	$119,128	$125,466	$191,079	$543,259
Contract income	4,462	11,532	9,996	20,033	46,023
Loss from continuing operations before income taxes	(8,796)	(3,418)	(4,586)	(2,927)	(19,727)
Loss from continuing operations	(8,541)	(5,104)	(4,965)	(3,425)	(22,035)
Income (loss) from discontinued operations	3,948	(33,048)	(17,136)	(37,166)	(83,402)

Net loss	$(4,593)	$(38,152)	(22,101)	$(40,591)	$(105,437)

Basic income (loss) per share:
Continuing operations	$(0.40)	$(0.24)	$(0.23)	$(0.14)	$(0.98)
Discontinued operations	0.18	(1.53)	(0.80)	(1.47)	(3.72)

Net loss	$(0.22)	$(1.77)	$(1.03)	$(1.61)	$(4.70)

Diluted income (loss) per share:
Continuing operations	$(0.40)	$(0.24)	$(0.23)	$(0.14)	$(0.98)
Discontinued operations	0.18	(1.53)	(0.80)	(1.47)	(3.72)

Net loss	$(0.22)	$(1.77)	$(1.03)	$(1.61)	$(4.70)

Weighted average number of common shares outstanding:
Basic	21,345,530	21,538,964	21,557,695	25,320,780	22,440,742

Diluted	21,345,530	21,538,964	21,557,695	25,320,780	22,440,742

     Additional Notes:
•	The decision to sell the business operations and assets in Nigeria and Venezuela, and the TXP-4 Plant in Opal, Wyoming, in 2006 resulted in their reclassification to discontinued operations in all periods presented. The quarter ended March 31, 2006, was restated to reflect this reclassification in the Form 8-K filed on December 8, 2006. See Note 18 – Discontinuance of Operations, Asset Disposals and Transition Services Agreement of the consolidated financial statements for further discussion of Discontinued Operations.

•	On February 7, 2007, the Company completed the sale of its Nigeria assets and operations. As a result, the Company recognized a gain of $2,345 on the disposition, which is included in the net loss from Discontinued Operations in the quarter ended March 31, 2007.

•	During the quarter ended June 30, 2007, the Company incurred a $15,375 loss on early extinguishment of debt. This early extinguishment is related to the induced conversion of approximately $52,450 of the Company’s 6.5% Senior Convertible Notes. See Note 9 – Long-term Debt for further discussion of the induced conversion.

•	During the quarter ended June 30, 2007, the Company recognized a charge of $24,000 for Government fines, representing the Company’s estimated final resolution of the DOJ investigation. See Note 8 – Government Obligations and Note 15 – Contingencies, Commitments and Other Circumstances for further discussion of Government fines.

•	Subsequent to September 30, 2007, but included in the third quarter of 2007 results, the Company reached an agreement in principle with the staff of the SEC to resolve its investigation. As a result of this agreement in principle, the Company recorded a charge of $10,300 to Discontinued Operations in the third quarter of 2007. The $10,300 is comprised of profit disgorgement plus accrued interest; and is related to a single Nigeria project included in the February 7, 2007 sale of the Company’s Nigeria assets and operations. In conjunction with agreement in principle the Company received a $2,000 reduction in the estimated DOJ fine and therefore reduced the charge for Government fines for continuing operations to $22,000.

•	The income from Discontinued Operations in the quarter ended March 31, 2006, includes a gain on sale of the TXP-4 Plant in Opal, Wyoming, of $1,342 net of tax.

•	On November 28, 2006, the Company completed the sale of its operations and assets in Venezuela, recognizing no gain.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Quarterly Financial Data (continued)
•	In the fourth quarter of 2006, the Company recognized a loss provision on a Nigeria project of $26,657, which contributed to the 2006 loss from Discontinued Operations.
     The Company derives its revenue from contracts with durations from a few weeks to several months or in some cases, more than a year. Unit-price contracts provide relatively even quarterly results. However, major projects are usually fixed-price contracts that may result in uneven quarterly financial results due to the method by which revenue is recognized.
17. Related Party Transactions
     InServ Acquisition
     In early 2007, InServ retained Growth Capital Partners, L.P., an investment banking firm, to assist InServ with the possible sale of the company. John T. McNabb, II, the Company’s Chairman of the Board of Directors, is the founder and Chairman of the Board of Directors of Growth Capital Partners, which received a customary fee from InServ upon the sale of InServ. Mr. McNabb and Randy R. Harl, the Company’s President and Chief Executive Officer and one of the Company’s directors, served on the InServ Board of Directors from 2005 until September 18, 2007. Messrs. McNabb and Harl resigned from the Board of Directors of InServ prior to the commencement of discussions between the Company and InServ with respect to the possible acquisition of InServ and Mr. McNabb recused himself from providing any further advice to InServ as a principal of Growth Capital Partners. Messrs McNabb and Harl each owned 3,000 shares of InServ, or individually less than 0.4 percent of the outstanding equity interests of InServ. The Company formed a special committee of the Board of Directors, consisting of all of the independent directors other than Mr. McNabb, to consider, evaluate and approve the acquisition of InServ. In addition, the special committee obtained an opinion dated October 30, 2007 from a nationally recognized investment banking and valuation firm that the consideration to be paid by the Company in the proposed acquisition is fair to the Company, from a financial point of view.
     Nigeria
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
     Mr. Tillery resigned his position with the Company on January 6, 2005 and accordingly none of the companies identified above are considered related parties subsequent to that date. Additionally, since the sale of its Nigerian operations in February 2007, the Company has entirely discontinued engaging services from these companies in which Mr. Tillery had an ownership interest in or exerted significant influence. During the period since the departure of Mr. Tillery and prior to the sale of its Nigerian operations in February 2007, there being limited alternative service providers the Company had to continue utilizing the services provided by Windfall Energy Services and Hydrodive International, Ltd.
     However, in the fourth quarter of 2005, the Company settled all outstanding claims with these companies and entered into new contracts governing the services to be provided by these vendors. Under these new contracts the Company made payments of $1,671 and $0 during the years ended December 31, 2006 and 2005, respectively, related to Nigeria projects that are included in the Condensed Consolidated Statements of Operations of the Discontinued Operations in Note 18 – Discontinuance of Operations, Asset Disposals and Transition Services Agreement. As of December 31, 2006, outstanding amounts owed to formerly related parties included in current liabilities of the Discontinued Operations were $1,800. These liabilities were included in the February 7, 2007 sale of the Nigeria assets and operations.
     Payments made to companies where Mr. Tillery appears to have an undisclosed ownership interest, or over which he appears to have exercised significant influence in the three-year period ended December 31, 2007, totaling $7,213 were recorded as contract cost or other operating expenses on Nigeria projects.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. Related Party Transactions (continued)
These amounts are detailed below.

	Year Ended December 31,
	2007	2006	2005	Total
Hydrodive International, Ltd.	$—	$—	$5,599	$5,599
Hydrodive Nigeria, Ltd.	—	—	44	44
Oco Industrial Services Ltd.	—	—	51	51
Windfall Energy Services Ltd.	—	—	1,519	1,519

Total	$—	$—	$7,213	$7,213

18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement
Strategic Decisions
     In 2006, the Company announced that it intended to sell the TXP-4 Plant, and its assets and operations in Venezuela and Nigeria, which led to their classification as discontinued operations (“Discontinued Operations”). The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as “Loss from discontinued operations, net of provision for income taxes” for all periods presented.
     Nigeria Assets and Nigeria-Based Operations
     Share Purchase Agreement
     On February 7, 2007, the Company sold its Nigeria assets and Nigeria-based operations in West Africa to Ascot Offshore Nigeria Limited (“Ascot”), a Nigerian oilfield services company, for total consideration of $155,250 (the “Purchase Price”). The sale was pursuant to a Share Purchase Agreement by and between the Company and Ascot dated as of February 7, 2007 (the “Agreement”), providing for the purchase by Ascot of all of the share capital of WG Nigeria Holdings Limited (“WGNHL”), the holding company for Willbros West Africa, Inc. (“WWAI”), Willbros (Nigeria) Limited, Willbros (Offshore) Nigeria Limited and WG Nigeria Equipment Limited.
     In connection with the sale of its Nigeria assets and operations, the Company and its subsidiary Willbros International, Inc. (“WII”) entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”) (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley will indemnify the Company and WII for any obligations incurred by the Company or WII in connection with the parent company performance guarantees (the “Guarantees”) that the Company and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either the Company, WII or both may be contractually obligated, in varying degrees, under the Guarantees to perform or cause to be performed work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate estimated cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33,157. The associated liability was included in the liabilities acquired by Ascot.
     Recently, we received our first notification asserting rights under one of our outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. We understand that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “...requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” We understand that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI, but simultaneously expressed that WAPCo was willing to re-engage WWAI under a new contract to finish some of the remaining WAGP contract work, and otherwise provide transition services to facilitate the handover of other unfinished WAGP contract work to alternative contractors yet to be identified.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)
     Also, on February 1, 2008, we received a letter from WAPCo reminding us of our parent guarantee on the WAGP contract and requesting that we remedy WWAI’s default under that contract, as amended. On previous occasions, we have advised WAPCo that, for a variety of legal, contractual, and other reasons, we did not consider our prior WAGP contract parent guarantee to have continued application, and we reiterated that position to WAPCo in our response to its February 1, 2008 letter. WAPCo disputes our position that we are no longer bound by the terms of our prior parent guarantee of the WAGP contract and has reserved all its rights in that regard. We anticipate that this developing dispute with WAPCo could result in a lengthy arbitration proceeding between WAPCo and WWAI in the London Court of International Arbitration to determine the validity of the alleged default notice issued by WAPCo to WWAI, including any resulting damage award, in combination with a lawsuit between WAPCo and us in the English Courts under English law to determine the enforceability, in whole or in part, of our parent guarantee, which we expect to be a lengthy process.
     We have no intention of returning to Nigeria. If ultimately it is determined by an English Court that we are liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against us directly under our parent company guarantee, and, in either case, we are unable to enforce our rights under the indemnity agreement entered into with Ascot in connection with the WAGP contract, we may experience substantial losses. However, management cannot, at this time, predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot will protect us. Based upon our current knowledge of the relevant facts and circumstances, we do not expect that the outcome of the dispute will have a material adverse effect on our financial condition or results of operations.
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
     As a result of the GSA, the Company has recognized a cumulative gain on the sale of its Nigeria assets and operations of $183. The GSA was settled by a payment to Ascot from the Company in the amount of $11,076. This amount represents the agreed upon reduction to the purchase price, due to Ascot, of $25,000, reduced by amounts owed by Ascot to the Company of $11,299 for services rendered under the Transition Services Agreement (“TSA”) and $2,625 due from Ascot in the form of a note from the closing of the Agreement. Because of the GSA, Ascot’s account with the Company was current as of December 31, 2007.
     Letters of Credit
     At the time of the February 7, 2007 sale of Nigeria assets and operations, the Company had four letters of credit outstanding totaling $20,322 associated with Discontinued Operations (the “Discontinued LC’s”). In accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), a liability was recognized for $1,575 related to the letters of credit. This liability will be released as each of the Discontinued LC’s are released or expire and the Company is relieved of its risk related to the Discontinued LC’s. One of the Discontinued LC’s expired in December 2007 in the amount of $440 resulting in the release of the fair value of this LC and leaving a remaining FIN 45 liability of $1,556 at December 31, 2007. The three remaining Discontinued LC’s are scheduled to expire in the amount of $19,759 on August 31, 2008 and $123 on February 28, 2009.
     In accordance with the Agreement, the Discontinued LC’s are backstopped by US dollar denominated letters of credit issued by Intercontinental Bank Plc, a Nigerian bank. Additionally, in accordance with the GSA, the Discontinued LC’s are supplementally backstopped by letters of credit issued by an international bank based in Paris, France, with a Standard and Poor’s rating of AA+/Stable as of February 20, 2008. Management believes these backstop letters of credit provide loss security to the Company in the event any of the Company’s outstanding Discontinued LC’s are called.
     Transition Services Agreement
     Concurrent with the Nigeria sale, the Company entered into a two-year TSA with Ascot. Under the agreement, the Company is primarily providing labor in the form of seconded employees to work under the direction of Ascot along with specifically defined work orders for services generally covered in the TSA. Ascot has agreed to reimburse the Company for these services. Through December 31, 2007, these reimbursable contract costs totaled approximately $23,966. Both the Company and Ascot are working to shift the transition

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)
services provided by the Company to direct services secured by Ascot. At December 31, 2007, the Company has four employees still seconded to Ascot.
     Although the services provided under the TSA generate transactions between the Company and Ascot, the amounts are not considered to be significant. Additionally, the Company’s level of support has decreased over the term of the TSA to date, as the employees and services provided by the Company shift to direct employees and services. The Company does not have the ability to significantly influence the operating or financial policies of Ascot. Under the provisions of Emerging Issues Task Force Issue 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), the Company has no significant continuing involvement in the operations of the former assets and operations owned in Nigeria. Accordingly, income generated by the TSA is shown, net of costs incurred, as a component of “Loss from discontinued operations, net of provision for income taxes” on the Consolidated Statement of Operations, and its assets and liabilities are shown as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively, in the Consolidated Balance Sheets.
     Residual Equipment in Nigeria
     In conjunction with the TSA, the Company has made available certain equipment to Ascot for use in Nigeria and at times, in Benin, Togo, and Ghana; this equipment was not sold to Ascot under the Agreement. We have not resolved with Ascot the rental rates for this equipment for the period February 8, 2007 through December 31, 2007. Therefore, we have not recorded a receivable related to the use of the equipment, but have incurred and recorded all necessary depreciation and holding costs. As agreed in the GSA, on September 14, 2007, the Company received an appraisal for this equipment; the fair-value of the equipment was $8,477. Due to business and legal conditions in Nigeria, we have taken an impairment charge of $1,542 related to this equipment located in Nigeria in the fourth quarter of 2007. The Company’s net book value for the equipment outside of Nigeria at December 31, 2007 was $1,205. This equipment is comprised of construction equipment, rolling stock, and generator sets. The Company and Ascot are working to resolve the issue of rental equipment, either through cash settlement or though an exchange of equipment, or relocation of the equipment to a Company location outside of West Africa.
     Venezuela
     Business Disposal
     On November 28, 2006, the Company completed the sale of its assets and operations in Venezuela. The Company received total compensation of $7,000 in cash and $3,300 in the form of a commitment from the buyer, to be paid on or before December 4, 2013. The repayment commitment is secured by a 10 percent interest in a Venezuelan financing joint venture. As of December 31, 2007, no payment on the commitment has been made. The Company estimates no gain or loss on the sale of its assets and operations in Venezuela.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)
Results of Discontinued Operations
     Condensed Statements of Operations of the Discontinued Operations are as follows:

	Year Ended December 31, 2007
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Contract revenue	$30,046	$23,304	$—	$—	$53,350

Operating expenses:
Contract	34,360	21,867	—	—	56,227
Impairment of long-lived assets	—	1,524	—	—	1,524
General and administrative	3,472	575	—	—	4,047
Profit disgorgement	10,300	—	—	—	10,300

	48,132	23,966	—	—	72,098

Operating loss	(18,086)	(662)	—	—	(18,748)
Other income (expense)	(1,034)	249	—	—	(785)

Loss before income taxes	(19,120)	(413)	—	—	(19,533)
Provision for income taxes	1,092	789	—	—	1,881

Net loss	$(20,212)	$(1,202)	$—	$—	$(21,414)

	Year Ended December 31, 2006
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Contract revenue	$447,757	$—	$270	$—	$448,027

Operating expenses:
Contract	476,691	—	940	—	477,631
General and administrative	31,977	—	322	—	32,299

	508,668	—	1,262	—	509,930

Operating loss	(60,911)	—	(992)	—	(61,903)
Other income (expense)	(11,579)	—	164	2,033	(9,382)

Income (loss) before income taxes	(72,490)	—	(828)	2,033	(71,285)
Provision for income taxes	11,283	—	143	691	12,117

Net income (loss)	$(83,773)	$—	$(971)	$1,342	$(83,402)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)

	Year Ended December 31, 2005
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Contract revenue	$386,723	$—	$565	$24,755	$412,043

Operating expenses:
Contract	345,042	—	2,082	20,796	367,920
General and administrative	33,014	—	528	—	33,542
Other operating expense	1,084	—	—	—	1,084

	379,140	—	2,610	20,796	402,546

Operating income (loss)	7,583	—	(2,045)	3,959	9,497
Other income (expense)	(1,408)	—	232	—	(1,176)

Income (loss) before income taxes	6,175	—	(1,813)	3,959	8,321
Provision (benefit) for income taxes	15,296	—	(2)	1,346	16,640

Net income (loss)	$(9,121)	$—	$(1,811)	$2,613	$(8,319)

Balance Sheets of Discontinued Operations
     Condensed Balance Sheets of the Discontinued Operations are as follows:

	December 31, 2007
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Current assets:
Cash and cash equivalents	$—	$211	$—	$—	$211
Restricted cash	—	—	—	—	—
Accounts receivable, net	—	296	—	—	296
Contract cost and recognized income not yet billed	—	—	—	—	—
Prepaid expenses	—	879	—	—	879
Parts and supplies inventories	—	—	—	—	—

Total current assets	—	1,386	—	—	1,386
Property, plant and equipment, net	—	1,205	—	—	1,205
Other assets	—	620	—	—	620

Total assets	—	3,211	—	—	3,211
Current liabilities	—	978	—	—	978
Loss provision on contracts	—	—	—	—	—

Total liabilities	—	978	—	—	978

Net assets of discontinued operations	$—	$2,233	$—	$—	$2,233

WILLBROSGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)

	December 31, 2006
					Discontinued
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Operations
Current assets:
Cash and cash equivalents	$12,964	$—	$—	$—	$12,964
Restricted cash	36,683	—	—	—	36,683
Accounts receivable, net	76,673	—	—	—	76,673
Contract cost and recognized income not yet billed	79,364	—	—	—	79,364
Prepaid expenses	16,017	—	—	—	16,017
Parts and supplies inventories	21,645	—	—	—	21,645

Total current assets	243,346	—	—	—	243,346
Property, plant and equipment, net	50,723	—	—	—	50,723
Other assets	123	—	—	—	123

Total assets	294,192	—	—	—	294,192
Current liabilities	148,135	—	—	—	148,135
Loss provision on contracts	33,957	—	—	—	33,957

Total liabilities	182,092	—	—	—	182,092

Net assets of discontinued operations	$112,100	$—	$—	$—	$112,100

     Profit Disgorgement
     The Company has reached an agreement in principle with the staff of the SEC to resolve the investigation of possible violations of the Foreign Corrupt Practices Act and the US securities laws related to projects in Bolivia, Ecuador and Nigeria. As a result of this agreement in principle, subject to approval by the SEC commissioners, the Company has recorded a $10,300 charge to discontinued operations. The $10,300 is profit disgorgement, inclusive of accrued interest on the disgorged profit, related to a single Nigeria project included in the February 7, 2007 sale of the Company’s Nigeria assets and operations. The disgorged profit was previously recognized in the results from discontinued operations, and accordingly, the full amount of $10,300 was recorded as a charge to discontinued operations in the third quarter of 2007. This classification is consistent with the provisions of SFAS No. 144. See Note 15 — Contingencies, Commitments and Other Circumstances for further discussion of the agreement in principle.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation our CEO and our CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of December 31, 2007 as a result of the two material weaknesses identified below to ensure the information required to be disclosed by us in reports that we file or submit under the Exchange Act is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Management’s Report on Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States, as well as to safeguard assets from unauthorized use or disposition.
     Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
     Management of the Company made an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and concluding on this evaluation. The Company acquired Integrated Service Company LLC (“InServ”) on November 20, 2007. We excluded InServ from our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. InServ’s internal controls over financial reporting were associated with total assets of $114 million, or 15 percent of our consolidated assets, and revenues of $24 million, or 3 percent of our consolidated revenues, for the fiscal year ended December 31, 2007. During this evaluation, management identified one material weakness and confirmed that another previously identified material weakness in our internal control over financial reporting continued to exist. As a result of these two material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007.
     The material weakness which was previously identified during the preparation of October 2007 internal financial statements, and reported in our Form 8-K filed on November 14, 2007, relates to inadequate management review of subcontract cost calculations for a fixed-price contract at our subsidiary in Canada. The deficiency was identified by the subsidiary’s management and the financial statements were corrected in October 2007 accounting, resulting in adjustments to contract revenue, contract cost, accounts receivable, contract cost and recognized income not yet billed, accrued income taxes and provision for income taxes. Management concluded that this error did not result in a material error in the Company’s financial statements for the quarter ended September 30, 2007 and, as a result, no adjustments were required to the consolidated financial statements included in the Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Due to the limited time period between its identification and year end, management was unable to remediate this material weakness as of December 31, 2007.
     The other identified material weakness relates to a lack of proper control over the update and review of the worker’s compensation insurance rate master file. This was a result of an error in the March 2007 annual update of the worker’s compensation insurance rate master file that was not prevented or detected at the point of origin, and was not detected by accounting review processes. Management determined that the material weakness is a result of a lack of adequate worker’s compensation insurance rate master file control process and documentation. The error resulted in an overstatement of contract cost and accrued liabilities of $1.6 million, and an understatement of net income of $0.9 million, which was identified by our external auditors during the December 2007 year-end audit. The error was corrected in the preparation of the financial statements for the year ended December 31, 2007.
     Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting and issued an audit report thereon, which is included in this Annual Report on Form 10-K.
(c) Remediation of Material Weaknesses
     The remediation plan for the previously identified material weakness relating to management review of subcontract cost calculations began in the fourth quarter of 2007 and consists of:
•	Hire an additional project controller;

•	Enhance the management review process; and

•	Introduce system upgrades to automate certain processes, which management believes will prevent the omission of previously identified costs, such as those described above.
     Management believes the steps identified above should remediate the identified material weakness. Management has completed the hiring of an additional project controller in the fourth quarter of 2007, and anticipates completion of the enhanced management review process in the first quarter of 2008 with completion of the systems upgrades to be completed by the third quarter of 2008.
     The remediation plan for the material weakness relating to the lack of proper control over the update and review of the worker’s compensation insurance rate master file consists of:
•	Developing additional documented control procedures to ensure the worker’s compensation insurance rate master file is accurately updated in a timely manner; and the worker’s compensation insurance cost calculations are performed accurately using the updated master file data.
     Management believes the steps identified above will be implemented during the first quarter of 2008 to remediate the identified material weakness.
(d) Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     In addition, there have been no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as a result of the InServ acquisition. The Company has been working through the integration of the acquisition and additional work remains relating to integrating and validating internal control processes over accounting transactions. The Company believes that the reviews and activities related to the InServ acquisition will be completed during the year ended December 31, 2008.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the section entitled “PROPOSAL ONE — ELECTION OF DIRECTORS” in the Company’s definitive Proxy Statement for 2008 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is included in Item 4A of Part I of this Form 10-K. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement.
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
Item 11. Executive Compensation
     The information required by this item is incorporated herein by reference to the sections entitled “PROPOSAL ONE — ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated herein by reference to the sections entitled “EQUITY COMPENSATION PLAN INFORMATION” and “PRINCIPAL STOCKHOLDERS AND SECURITY ONWERSHIP OF MANAGEMENT” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated herein by reference to the sections entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “PROPOSAL ONE — ELECTION OF DIRECTORS” in the Proxy Statement.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated herein by reference to the sections entitled “Audit and Other Fees Paid to Independent Auditors” and “Audit Committee Pre-Approval Policy” in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
     Our financial statements and those of our subsidiaries and independent registered public accounting firms’ reports are listed in Item 8 of this Form 10-K.
     (2) Financial Statement Schedule:

2007
Form 10-K
Page(s)
Report of Independent Registered Public Accounting Firm (Grant Thornton LLP)	115
Report of Independent Registered Public Accounting Firm (GLO CPAs LLLP)	116
Schedule II — Consolidated Valuation and Qualifying Accounts	117
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

3.1	Amended and Restated Articles of Incorporation of Willbros Group, Inc. (filed as Exhibit 3.2 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 9, 2006).

3.2	Restated By-Laws of Willbros Group, Inc. (filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

4.1	Form of stock certificate for our Common Stock, par value $.05 per share (filed as Exhibit 4 to the S-1 Registration Statement).

4.2	Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3 to our report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999).

4.4	Indenture (including form of note) dated March 12, 2004, between us and JPMorganChase Bank, as trustee (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.5	First Supplemental Indenture dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.6	Indenture (including form of note) dated December 23, 2005, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.7	First Supplemental Indenture dated November 2, 2007, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee, to the Indenture dated December 23, 2005, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.8	Waiver Agreement dated November 2, 2007, between us and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.7 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.9	Form of Warrant dated October 27, 2006 (filed as Exhibit 10.2 to our current report on Form 8-K dated October 26, 2006, filed on October 27, 2006).

10.1	Credit Agreement dated as of November 20, 2007, among Willbros USA, Inc., as borrower, us and certain of our subsidiaries and affiliates as guarantors, the lenders from time to time party thereto and Calyon New York Branch, as Administrative Agent, Collateral Agent and Issuing Bank, (filed as Exhibit 10 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.2*	Form of Indemnification Agreement between our officers and us (filed as Exhibit 10.7 to the S-1 Registration Statement).

10.3*	Form of Indemnification Agreement between our directors and us (filed as Exhibit 10.16 to the S-1 Registration Statement).

10.4*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to the S-1 Registration Statement).

10.5*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.6*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.7*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.8*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.9*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.10*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.11*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.12*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.13*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.14*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.15*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.16*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.17*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.18*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.19*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan.

10.20*	Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.21*	Employment Agreement dated December 31, 2004, between Willbros USA, Inc. and Michael F. Curran, including the form of Restricted Stock Rights Award Agreement attached as an Exhibit thereto (filed as Exhibit 10 to our current report on Form 8-K dated December 31, 2004, filed January 6, 2005).

10.22*	Separation Agreement and Release dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.1 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

10.23*	Consulting Services Agreement dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.2 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

10.24*	Agreement to Terminate Consulting Services Agreement dated September 11, 2007, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

10.25*	Employment Agreement dated January 20, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.26 to our report on Form 10-K for the year ended December 31, 2005, filed June 16, 2006).

10.26*	Amendment Number 1 dated June 16, 2006, to the Employment Agreement dated January 20, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated June 16, 2006, filed June 22, 2006).

10.27*	Amendment Number 2 dated January 15, 2008, to the Employment Agreement dated January 20, 2006, between Willbros USA, Inc. and Robert R. (Randy) Harl.

10.28*	Employment Agreement dated August 28, 2006, between Willbros USA, Inc. and Van A. Welch (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.29*	Separation Agreement and Release dated August 29, 2006, between Willbros USA, Inc. and Warren L. Williams (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.30*	Consulting Services Agreement dated August 10, 2006, between Willbros USA, Inc. and Warren L. Williams (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.31*	Employment Agreement dated November 1, 2006, between Willbros USA, Inc. and John (“Jay”) T. Dalton (filed as Exhibit 10.34 to our Registration Statement on Form S-1, Registration No. 333-15540, filed December 13, 2006).

10.32*	Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Arlo B. Dekraai.

10.33*	Separation Agreement and Release dated December 8, 2006, between Willbros USA, Inc. and R. Clay Etheridge (filed as Exhibit 10.35 to our Registration Statement on Form S-1, Registration No. 333-15540, filed December 13, 2006).

10.34*	Form of Key Employee Special Bonus Agreement (filed as Exhibit 10.31 to our Registration Statement on Form S-1, Registration No. 333-15540, filed June 30, 2006).

10.35*	Amended and Restated Management Incentive Compensation Program.

10.36	Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (filed as Exhibit 10.13 to the S-1 Registration Statement).

10.37	Purchase Agreement dated December 22, 2005, between us, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.38	Registration Rights Agreement dated December 23, 2005, between us and the initial purchasers set forth on Schedule I to the Purchase Agreement (filed as Exhibit 10.3 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.39	Securities Purchase Agreement dated October 26, 2006, by and among us and the buyers listed on the signature pages thereto (the “Buyers”) (filed as Exhibit 10.1 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.40	Registration Rights Agreement dated October 27, 2006, by and among us and each of the Buyers (filed as Exhibit 10.3 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.41	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

10.42	Share Purchase Agreement dated February 7, 2007, between us and Ascot Offshore Nigeria Limited (filed as Exhibit 10.40 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.43	Indemnity Agreement dated February 7, 2007, among us, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc (filed as Exhibit 10.41 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.44	Global Settlement Agreement dated August 15, 2007, among Ascot Offshore Nigeria Limited, us, Willbros International Services (Nigeria) Limited and Berkeley Group PLC (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

10.45	Conversion Agreement dated May 16, 2007, between us and a holder of $14.5 million in aggregate principal amount of our 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”)(filed as Exhibit 10.1 to our current report on Form 8-K dated May 16, 2007, filed May 17, 2007).

10.46	Conversion Agreement dated May 16, 2007, between us and a holder of $21.75 million in aggregate principal amount of the 6.5% Notes (filed as Exhibit 10.2 to our current report on Form 8-K dated May 16, 2007, filed May 17, 2007).

10.47	Form of Conversion Agreement between us and holders of the 6.5% Notes (filed as Exhibit 10.1 to our current report on Form 8-K dated May 23, 2007, filed May 24, 2007).

10.48	Share Purchase Agreement dated June 5, 2007, between Willbros Acquisition Canada Limited and AMEC Inc. and AMEC Americas Limited (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.49	Share Purchase Agreement dated October 31, 2007, among Willbros USA, Inc., us, Integrated Service Company LLC, the persons listed on the shareholders schedule attached thereto (the “Shareholders”) and the Shareholders’ Representative (filed as Exhibit 2.1 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.50	Amendment No. 1 to Share Purchase Agreement dated November 20, 2007, among Willbros USA, Inc., Integrated Service Company LLC and Arlo B. Dekraai, as Shareholders’ Representative (filed as Exhibit 2.2 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

21	Subsidiaries.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of GLO CPAs LLLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLBROS GROUP, INC.
Date: February 28, 2008	By:	/s/ Robert R. Harl
Robert R. Harl
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert R. Harl Robert R. Harl	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ Van A. Welch Van A. Welch	Senior Vice President, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2008

/s/ John T. McNabb, II John T. McNabb, II	Director and Chairman of the Board	February 28, 2008

William B. Berry	Director

/s/ Michael J. Bayer Michael J. Bayer	Director	February 28, 2008

/s/ Arlo B. DeKraai Arlo B. DeKraai	Director	February 28, 2008

/s/ S. Fred Isaacs S. Fred Isaacs	Director	February 28, 2008

/s/ Gerald J. Maier Gerald J. Maier	Director	February 28, 2008

/s/ Robert L. Sluder Robert L. Sluder	Director	February 28, 2008

/s/ James B. Taylor, Jr. James B. Taylor, Jr.	Director	February 28, 2008

/s/ S. Miller Williams S. Miller Williams	Director	February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Willbros Group, Inc.
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Willbros Group, Inc. and Subsidiaries referred to in our report dated February 28, 2008, which is included in the Annual Report on Form 10-K. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Houston, Texas
February 28, 2008

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
/s/ GLO CPAs, LLLP
Houston, Texas
March 12, 2007

WILLBROS GROUP, INC.
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

			Charged
			(Credited)
		Balance at	to Costs	Charge	Balance
		Beginning	and	Offs and	at End
Year Ended	Description	of Year	Expense	Other	of Year
December 31, 2005	Allowance for Bad Debts	$7,598	$1,372	$(2,298)	$6,672
December 31, 2006	Allowance for Bad Debts	$6,672	$4,512	$(795)	$10,389
December 31, 2007	Allowance for Bad Debts	$10,389	$551	$(9,832)	$1,108

December 31, 2005	Overhaul Accrual	$959	$879	$(232)	$1,606
December 31, 2006	Overhaul Accrual	$1,606	$486	$(2,092)	$—
December 31, 2007	Overhaul Accrual	$—	$—	$—	$—

December 31, 2005	Obsolescence Reserve	$7,900	$600	$(3,448)	$5,052
December 31, 2006	Obsolescence Reserve	$5,052	$7,107	$—	$12,159
December 31, 2007	Obsolescence Reserve	$12,159	$—	$(12,159)	$—

INDEX TO EXHIBITS
     The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of Willbros Group, Inc. (filed as Exhibit 3.2 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 9, 2006).

3.2	Restated By-Laws of Willbros Group, Inc. (filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

4.1	Form of stock certificate for our Common Stock, par value $.05 per share (filed as Exhibit 4 to the S-1 Registration Statement).

4.2	Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3 to our report on Form 10-Q for the quarter ended March 31, 1999, filed May 17, 1999).

4.4	Indenture (including form of note) dated March 12, 2004, between us and JPMorganChase Bank, as trustee (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.5	First Supplemental Indenture dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.6	Indenture (including form of note) dated December 23, 2005, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.7	First Supplemental Indenture dated November 2, 2007, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee, to the Indenture dated December 23, 2005, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.8	Waiver Agreement dated November 2, 2007, between us and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.7 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.9	Form of Warrant dated October 27, 2006 (filed as Exhibit 10.2 to our current report on Form 8-K dated October 26, 2006, filed on October 27, 2006).

10.1	Credit Agreement dated as of November 20, 2007, among Willbros USA, Inc., as borrower, us and certain of our subsidiaries and affiliates as guarantors, the lenders from time to time party thereto and Calyon New York Branch, as Administrative Agent, Collateral Agent and Issuing Bank, Deposit Bank and Revolving Loan Lender (filed as Exhibit 10 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.2*	Form of Indemnification Agreement between our officers and us (filed as Exhibit 10.7 to the S-1 Registration Statement).

10.3*	Form of Indemnification Agreement between our directors and us (filed as Exhibit 10.16 to the S-1 Registration Statement).

10.4*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to the S-1 Registration Statement).

Exhibit
Number	Description

10.5*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.6*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.7*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.8*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.9*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.10*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.11*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.12*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.13*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.14*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.15*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.16*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.17*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002).

10.18*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.19*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan.

10.20*	Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.21*	Employment Agreement dated December 31, 2004, between Willbros USA, Inc. and Michael F. Curran, including the form of Restricted Stock Rights Award Agreement attached as an Exhibit thereto (filed as Exhibit 10 to our current report on Form 8-K dated December 31, 2004, filed January 6, 2005).

10.22*	Separation Agreement and Release dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.1 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

10.23*	Consulting Services Agreement dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.2 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

10.24*	Agreement to Terminate Consulting Services Agreement dated September 11, 2007, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

Exhibit
Number	Description

10.25*	Employment Agreement dated January 20, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.26 to our report on Form 10-K for the year ended December 31, 2005, filed June 16, 2006).

10.26*	Amendment Number 1 dated June 16, 2006, to the Employment Agreement dated January 20, 2006, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated June 16, 2006, filed June 22, 2006).

10.27*	Amendment Number 2 dated January 15, 2008, to the Employment Agreement dated January 20, 2006, between Willbros USA, Inc. and Robert R. (Randy) Harl.

10.28*	Employment Agreement dated August 28, 2006, between Willbros USA, Inc. and Van A. Welch (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.29*	Separation Agreement and Release dated August 29, 2006, between Willbros USA, Inc. and Warren L. Williams (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.30*	Consulting Services Agreement dated August 10, 2006, between Willbros USA, Inc. and Warren L. Williams (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006).

10.31*	Employment Agreement dated November 1, 2006, between Willbros USA, Inc. and John (“Jay”) T. Dalton (filed as Exhibit 10.34 to our Registration Statement on Form S-1, Registration No. 333-15540, filed December 13, 2006).

10.32*	Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Arlo B. Dekraai.

10.33*	Separation Agreement and Release dated December 8, 2006, between Willbros USA, Inc. and R. Clay Etheridge (filed as Exhibit 10.35 to our Registration Statement on Form S-1, Registration No. 333-15540, filed December 13, 2006).

10.34*	Form of Key Employee Special Bonus Agreement (filed as Exhibit 10.31 to our Registration Statement on Form S-1, Registration No. 333-15540, filed June 30, 2006).

10.35*	Amended and Restated Management Incentive Compensation Program.

10.36	Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (filed as Exhibit 10.13 to the S-1 Registration Statement).

10.37	Purchase Agreement dated December 22, 2005, between us, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.38	Registration Rights Agreement dated December 23, 2005, between us and the initial purchasers set forth on Schedule I to the Purchase Agreement (filed as Exhibit 10.3 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.39	Securities Purchase Agreement dated October 26, 2006, by and among us and the buyers listed on the signature pages thereto (the “Buyers”) (filed as Exhibit 10.1 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.40	Registration Rights Agreement dated October 27, 2006, by and among us and each of the Buyers (filed as Exhibit 10.3 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.41	Purchase Agreement and Release dated January 12, 2006, by and between Willbros Mt. West, Inc. and Williams Field Services Company (filed as Exhibit 2.1 to our current report on Form 8-K dated January 12, 2006, filed January 19, 2006).

Exhibit
Number	Description

10.42	Share Purchase Agreement dated February 7, 2007, between us and Ascot Offshore Nigeria Limited (filed as Exhibit 10.40 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.43	Indemnity Agreement dated February 7, 2007, among us, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc (filed as Exhibit 10.41 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.44	Global Settlement Agreement dated August 15, 2007, among Ascot Offshore Nigeria Limited, us, Willbros International Services (Nigeria) Limited and Berkeley Group PLC (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

10.45	Conversion Agreement dated May 16, 2007, between us and a holder of $14.5 million in aggregate principal amount of our 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”)(filed as Exhibit 10.1 to our current report on Form 8-K dated May 16, 2007, filed May 17, 2007).

10.46	Conversion Agreement dated May 16, 2007, between us and a holder of $21.75 million in aggregate principal amount of the 6.5% Notes (filed as Exhibit 10.2 to our current report on Form 8-K dated May 16, 2007, filed May 17, 2007).

10.47	Form of Conversion Agreement between us and holders of the 6.5% Notes (filed as Exhibit 10.1 to our current report on Form 8-K dated May 23, 2007, filed May 24, 2007).

10.48	Share Purchase Agreement dated June 5, 2007, between Willbros Acquisition Canada Limited and AMEC Inc. and AMEC Americas Limited (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended June 30, 2007, filed August 9, 2007).

10.49	Share Purchase Agreement dated October 31, 2007, among Willbros USA, Inc., us, Integrated Service Company LLC, the persons listed on the shareholders schedule attached thereto (the “Shareholders”) and the Shareholders’ Representative (filed as Exhibit 2.1 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.50	Amendment No. 1 to Share Purchase Agreement dated November 20, 2007, among Willbros USA, Inc., Integrated Service Company LLC and Arlo B. Dekraai, as Shareholders’ Representative (filed as Exhibit 2.2 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

21	Subsidiaries.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of GLO CPAs LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.