Form 10-Q
period 2008-03-31
WILLBROS GROUP INC
filed 2008-05-08
CIK 895450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of May 1, 2008 was 38,836,651.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2008

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$115,609	$92,886
Accounts receivable, net of allowance of $696 and $1,108	262,896	251,746
Contract cost and recognized income not yet billed	85,384	49,233
Prepaid expenses	20,852	7,555
Parts and supplies inventories	2,948	2,902
Assets of discontinued operations	6,395	3,211

Total current assets	494,084	407,533

Property, plant and equipment, net of accumulated depreciation of $103,254 and $97,268	169,300	159,766
Goodwill	142,758	143,241
Other intangible assets	47,550	50,206
Deferred tax assets	8,137	7,769
Other assets	9,476	10,898

Total assets	$871,305	$779,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$26,265	$13,172
Current portion of government obligations	12,575	8,075
Accounts payable and accrued liabilities	200,696	156,342
Contract billings in excess of cost and recognized income	25,365	22,868
Accrued income taxes	9,022	4,750
Liabilities of discontinued operations	1,071	978

Total current liabilities	274,994	206,185

2.75% convertible senior notes	59,357	68,000
6.5% senior convertible notes	32,050	32,050
Long-term debt	48,418	39,124
Long-term portion of government obligations	19,725	24,225
Long-term liability for unrecognized tax benefits	6,622	6,612
Deferred tax liabilities	6,442	6,879
Other liabilities	237	237

Total liabilities	447,845	383,312

Contingencies and commitments (Note 13)

Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized; 39,132,166 shares issued (38,276,545 at December 31, 2007)	1,956	1,913
Capital in excess of par value	567,338	556,223
Accumulated deficit	(154,272)	(175,936)
Treasury stock at cost, 255,733 shares (222,839 at December 31, 2007)	(4,416)	(3,298)
Accumulated other comprehensive income	12,854	17,199

Total stockholders’ equity	423,460	396,101

Total liabilities and stockholders’ equity	$871,305	$779,413

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Contract revenue	$491,634	$206,709

Operating expenses:
Contract	425,733	196,917
Amortization of intangibles	2,656	—
General and administrative	28,367	11,796

	456,756	208,713

Operating income (loss)	34,878	(2,004)

Other income (expense):
Interest income	1,006	1,564
Interest expense	(2,535)	(2,454)
Other, net	(427)	(190)

	(1,956)	(1,080)

Income (loss) from continuing operations before income taxes	32,922	(3,084)

Provision for income taxes	13,817	255

Net income (loss) from continuing operations	19,105	(3,339)
Income (loss) from discontinued operations net of provision for income taxes	2,559	(8,508)

Net income (loss)	$21,664	$(11,847)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.50	$(0.13)
Income (loss) from discontinued operations	0.07	(0.33)

Net income (loss)	$0.57	$(0.46)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.46	$(0.13)
Income (loss) from discontinued operations	0.06	(0.33)

Net income (loss)	$0.52	$(0.46)

Weighted average number of common shares outstanding:
Basic	38,017,280	25,503,652

Diluted	43,915,654	25,503,652

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

						Accumulated
						Other
			Capital in			Comprehen-	Total
	Common Stock		Excess of	Accumulated	Treasury	sive Income	Stockholders’
	Shares	Par Value	Par Value	Deficit	Stock	(Loss)	Equity
Balance, December 31, 2007	38,276,545	$1,913	$556,223	$(175,936)	$(3,298)	$17,199	$396,101
Comprehensive income:
Net income	—	—	—	21,664	—	—	21,664
Foreign currency translation adjustment	—	—	—	—	—	(4,345)	(4,345)

Total comprehensive income							17,319
Deferred compensation	—	—	2,449	—	—	—	2,449
Restricted stock grants	363,439	18	(18)	—	—	—	—
Vesting of restricted stock rights	20,269	1	(1)	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	(16)	—	(1,118)	—	(1,134)
Exercise of stock options	28,000	2	331	—	—	—	333
Additional costs of public offering	—	—	(251)	—	—	—	(251)
Stock issued on conversion of 2.75% convertible senior notes	443,913	22	8,621	—	—	—	8,643

Balance, March 31, 2008	39,132,166	$1,956	$567,338	$(154,272)	$(4,416)	$12,854	$423,460

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$21,664	$(11,847)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(2,559)	8,508
Depreciation and amortization	10,704	3,456
Amortization of debt issue costs	286	519
Amortization of deferred compensation, net	2,433	987
Loss (gain) on sales of property, plant and equipment	(23)	82
Provision for bad debts	266	142
Deferred income tax provision	578	(2,344)
Equity in joint ventures	67	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,425)	13,076
Contract cost and recognized income not yet billed	(37,840)	(3,108)
Prepaid expenses	(584)	(1,110)
Parts and supplies inventories	(65)	(195)
Other assets	(318)	(1,116)
Accounts payable and accrued liabilities	46,393	(5,866)
Accrued income taxes	4,262	(140)
Contract billings in excess of cost and recognized income	2,543	(8,384)

Cash provided by (used in) operating activities of continuing operations	34,382	(7,340)
Cash provided by (used in) operating activities of discontinued operations	(263)	(9,650)

Cash provided by (used in) operating activities	34,119	(16,990)
Cash flows from investing activities:
Proceeds from the sale of discontinued operations, net	—	130,568
Proceeds from sales of property, plant and equipment	36	46
Rebates from purchases of property, plant and equipment	916	—
Purchases of property, plant and equipment	(3,556)	(1,826)
Acquisition of subsidiaries	19	—

Cash provided by (used in) investing activities of continuing operations	(2,585)	128,788
Cash used in investing activities of discontinued operations	—	—

Cash provided by (used in) investing activities	(2,585)	128,788
Cash flows from financing activities:
Payments on capital leases	(3,624)	(676)
Repayment of notes payable	(2,725)	(3,261)
Acquisition of treasury stock	(1,118)	(493)
Proceeds from exercise of stock options	333	510
Additional costs of public offering of common stock	(251)	—
Costs of debt issues	(49)	(265)

Cash used in financing activities of continuing operations	(7,434)	(4,185)
Cash provided by financing activities of discontinued operations	—	—

Cash used in financing activities	(7,434)	(4,185)
Effect of exchange rate changes on cash and cash equivalents	(1,377)	183

Cash provided by all activities	22,723	107,796
Cash and cash equivalents, beginning of period	92,886	37,643

Cash and cash equivalents, end of period	$115,609	$145,439

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,196	$1,229
Cash paid for income taxes (including discontinued operations)	$8,893	$2,557

Supplemental non-cash investing and financing transactions:
Equipment and property obtained by capital leases	$17,874	$2,233
Prepaid insurance obtained by note payable	$12,754	$10,051
Common stock issued for conversion of 2.75% convertible senior notes	$8,643	$—
Receivable obtained by sale of discontinued operations	$—	$2,625
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. The Company and Basis of Presentation
     Willbros Group, Inc., a Republic of Panama corporation, including all of its majority-owned subsidiaries (the “Company,” “Willbros” or “WGI”) is an independent international contractor serving the oil, gas and power industries; government entities; and the refinery and petrochemical industries. The Company’s principal markets for continuing operations are the United States, Canada, and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values may range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
     The accompanying Condensed Consolidated Balance Sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the preceding unaudited interim Condensed Consolidated Financial Statements as of March 31, 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. Certain prior period amounts have been reclassified to be consistent with current presentation. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2007 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, the results of operations and cash flows of the Company for all interim periods presented, and stockholders’ equity for the three months ended March 31, 2008. The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
     As discussed in Note 14 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company has disposed of certain assets and operations that are together classified as discontinued operations (collectively the “Discontinued Operations”). Accordingly, these Condensed Consolidated Financial Statements reflect these operations as discontinued operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.
     As of March 31, 2008 and December 31, 2007, the Company had $2,575 of cash and cash equivalents committed related to the settlement in principle with the SEC. An escrow account was funded by the Company in January 2008.
     As of March 31, 2008 and December 31, 2007, respectively, the Company had $13,297 and $2,686 of cash and cash equivalents committed to specific project uses.
     Inventories, consisting of parts and supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Parts and supplies inventories are evaluated at least annually and adjusted for excess quantities and obsolete items.
2. New Accounting Pronouncements
     SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 related to financial and nonfinancial assets and liabilities measured at fair value on a recurring basis. The adoption of this accounting pronouncement did not result in a material impact to the consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP Financial Accounting Standard 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
2. New Accounting Pronouncements (continued)
those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on the consolidated financial statements.
     SFAS No. 159
     In February 2007, the FASB released Statements of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company’s fiscal year ending December 31, 2008. On January 1, 2008, the Company adopted the provisions of SFAS No. 159. The Company did not elect to apply the fair value option to any financial assets or liabilities not recorded at fair value.
     SFAS No. 141-R
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
     SFAS No. 160
     In December 2007, the FASB released Statements of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Company is currently assessing the impact the adoption of this pronouncement will have on its consolidated financial statements.
3. Acquisitions
     In 2007, the Company entered into two acquisitions which were accounted for using the purchase method of accounting as prescribed by Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”).
Integrated Service Company LLC
     In November 2007, the Company acquired all the issued and outstanding equity interests of Integrated Service Company LLC (“InServ”). InServ is a fully integrated solutions provider of turnaround, maintenance and capital projects for the hydrocarbon processing and petrochemical industries, with a customer base including major integrated oil companies, independent refineries and marketers, marketing and pipeline terminals and petrochemical companies. InServ has now given the Company the ability to provide additional services to our existing customers and entry into the downstream oil and gas infrastructure market.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Acquisitions (continued)
Midwest Management (1987) Ltd.
     In July 2007, the Company acquired the assets and operations of Midwest Management (1987) Ltd. The Company is now able to participate in opportunities for large diameter pipeline projects related to the development of the Canadian oil sands and natural gas reserves expected during the next several years. The additional capabilities of a mainline pipeline construction entity in Canada complement Willbros’ traditional Canadian activities which include providing maintenance, capital projects and modular fabrication services to the oil sands developments.
4. Contracts in Progress
     Contract cost and recognized income not yet billed on uncompleted contracts arise when revenues have been recorded but the amounts cannot be billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to cost incurred when realization of price approval is probable and the estimated amount is equal to or greater than the Company’s cost related to the unapproved change order. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a reduction in revenues may be required to amounts that have been previously recorded.
     Contract cost and recognized income not yet billed and related amounts billed as of March 31, 2008 and December 31, 2007 was as follows:

	March 31,	December 31,
	2008	2007
Cost incurred on contracts in progress	$998,960	$720,799
Recognized income	108,869	74,228

	1,107,829	795,027
Progress billings and advance payments	(1,047,810)	(768,662)

	$60,019	$26,365

Contract cost and recognized income not yet billed	$85,384	$49,233
Contract billings in excess of cost and recognized income	(25,365)	(22,868)

	$60,019	$26,365

     Contract cost and recognized income not yet billed includes $5,375 and $86 at March 31, 2008, and December 31, 2007, respectively, on completed contracts. Of the $5,375 unbilled at March 31, 2008, $4,173 relates to a single project completed in March 2008.
5. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the three months ended March 31, 2008, by business segment, are detailed below:

	Upstream	Downstream
	O&G	O&G	Consolidated
Balance as of December 31, 2007	$12,818	$130,423	$143,241
Purchase price adjustments	(1,370)	866	(504)
Translation adjustments and other	21	—	21

Balance as of March 31, 2008	$11,469	$131,289	$142,758

     The purchase price adjustments in the table above are due to changes in the estimated fair value assigned to the assets and liabilities acquired and contractual working capital adjustments.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Goodwill and Other Intangible Assets (continued)
     The Company’s intangible assets as of March 31, 2008 were as follows:

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period
Customer relationships	$40,500	$1,117	$39,383	11.8 yrs
Backlog	10,500	2,333	8,167	1.2 yrs

Total amortizable intangible assets	$51,000	$3,450	$47,550

     Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1.5 to 12.1 years.
     Amortization expense included in net income for the three months ended March 31, 2008 was $2,656. Estimated amortization expense for the remainder of 2008 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2008	$7,764
2009	6,268
2010	3,352
2011	3,352
2012	3,352
2013	3,352
Thereafter	20,110

Total amortization	$47,550

6. Government Obligations
     Government obligations represent amounts expected to become due to government entities, specifically the Department of Justice (“DOJ”) and the SEC, as final settlement of the investigations involving possible violations of the Foreign Corrupt Practices Act (the “FCPA”) and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In October 2007, the Company reached agreements in principle, subject to approval by the DOJ and the SEC, to settle their investigations. The agreements in principle provided for an anticipated aggregate payment of $32,300, consisting of $22,000 in fines payable to the DOJ related to FCPA violations and $10,300 of profit disgorgement payable to the SEC.
     The profit disgorgement was related to a single Nigeria project included in the February 7, 2007 sale of the Company’s Nigeria assets and operations. The disgorged profit was previously recognized in the results from discontinued operations, and accordingly, the full amount of $10,300 was recorded as a charge to discontinued operations in the third quarter of 2007.
     The aggregate obligation of $32,300 has been classified on the Condensed Consolidated Balance Sheets as $12,575 in “Current portion of government obligations” and the remaining $19,725 in “Long-term portion of government obligations.” This division is based on payment terms that are now expected to provide for four equal installments to the SEC, first on signing of the final settlement and annually for approximately three years thereafter, and for an initial payment to the DOJ of $10,000 on signing of the final settlement, followed by three equal installments of $4,000.
     The agreements in principle are contingent upon the parties’ agreement to the terms of a final settlement agreement, approval by the DOJ and SEC and confirmation by a federal district court. There can be no assurance that the settlements will be finalized. See Note 13 – Contingencies, Commitments and Other Circumstances for further discussion of the agreements in principle.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt
     Long-term debt as of March 31, 2008 and December 31, 2007 was as follows:

	March 31,	December 31,
	2008	2007
Capital lease obligations	$70,372	$51,222
2.75% convertible senior notes	59,357	68,000
6.5% senior convertible notes	32,050	32,050
Other obligations	80	99
2007 Credit Facility	—	—

Total long-term debt	161,859	151,371
Less: current portion	(16,221)	(12,197)

Long-term debt, net	$145,638	$139,174

2007 Credit Facility
     On November 20, 2007, the Company entered into a new credit agreement (the “Credit Agreement”), among Willbros USA, Inc., a subsidiary of the Company (“WUSA”), as borrower, the Company and certain of its subsidiaries as guarantors (collectively, the “Loan Parties”), and a group of lenders (the “Lenders”) led by Calyon New York Branch (“Calyon”). The Credit Agreement provides for a new three-year senior secured $150,000 revolving credit facility due 2010 (the “2007 Credit Facility”). The Company has the option, subject to obtaining commitment from one or more lender and Calyon’s consent, to increase the size of the 2007 Credit Facility to $200,000 within the first two years of the closing date of the 2007 Credit Facility. The Company is able to utilize 100 percent of the 2007 Credit Facility to obtain performance letters of credit and 33.3 percent of the facility for cash advances for general corporate purposes and financial letters of credit. The 2007 Credit Facility is secured by substantially all of the assets of the Company, including those of the Loan Parties, as well as a pledge of 100 percent of the equity interests of WUSA and each of the Company’s other subsidiaries that are Loan Parties. The 2007 Credit Facility replaces the Company’s existing three-year $100,000 senior secured synthetic credit facility, which was scheduled to expire in October 2009.
     Fees payable under the 2007 Credit Facility include: (1) a commitment fee at a rate per annum equal to 0.50 percent of the unused 2007 Credit Facility capacity, payable quarterly in arrears; (2) a letter of credit fee on the face amount of all outstanding performance letters of credit equal to the applicable margin then in effect for performance letters of credit, payable quarterly in arrears; (3) a letter of credit fee on the face amount of all outstanding financial letters of credit equal to the applicable LIBOR rate margin then in effect, payable quarterly in arrears; and (4) a letter of credit fronting fee equal to 0.125 percent per annum on the face amount of all outstanding letters of credit. Interest on any cash borrowings is payable quarterly in arrears at a floating rate based on the base rate (as defined in the Credit Agreement) or, at the Company’s option, at a rate equal to the one-, two-, three-, or six-month Eurodollar rate (LIBOR) plus, in each case, an applicable margin as determined using a performance-based grid described in the Credit Agreement. The Credit Agreement includes customary affirmative and negative covenants, including: certain financial covenants described below; limitations on capital expenditures triggered by liquidity levels lower than $35,000; limitations on investments, including limitations on foreign cash investments, limitations on acquisations and asset purchases, total indebtedness, restriction liens; restrictions on dividends and certain restricted payments; and limitations on certain asset sales and dispositions.
     A default under the Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Agreement, a failure to make payments when due under the Credit Agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings. A default under the Credit Agreement would permit Calyon and the lenders to restrict the Company’s ability to further access the 2007 Credit Facility for cash advances or letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. Unamortized debt issue costs associated with the creation of the 2007 Credit Facility total $1,281 and $1,302 and are included in other assets at March 31, 2008, and December 31, 2007, respectively. These costs are being amortized to interest expense over the three-year term of the Credit Facility ending October 2010.
      The 2007 Credit Facility also requires compliance with the following financial covenants:
•	A minimum net worth in an amount of not less than the sum of $328,037 plus 50 percent of consolidated net income earned in each fiscal quarter ended after March 31, 2008 plus adjustments for certain equity transactions;
•	A maximum leverage ratio of 2.50 to 1.00 for the fiscal quarters ending March 31, 2008, a maximum leverage ratio of 2.25 to 1.00 for the fiscal quarter ending June 30, 2008 and two fiscal quarters thereafter and a maximum leverage ratio of 2.00 to 1.00 for each fiscal quarter ending after December 31, 2008;

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt (continued)
•	A minimum fixed charge coverage ratio of not less than 3.00 to 1.00, for the fiscal quarter ending March 31, 2008, a fixed charge coverage ratio of not less than 3.25 to 1.00 for the fiscal quarter ending June 30, 2008 and two fiscal quarters thereafter and a fixed charge ratio of not less than 3.50 to 1.00 for each fiscal quarter thereafter;

•	If the Company’s liquidity during any fiscal quarter falls below $35,000, a maximum capital expenditure ratio of 1.50 to 1.00 (cost of assets added through purchase or capital lease) for such fiscal quarter and for each of the three quarters thereafter if our liquidity falls below $35,000.
     If these covenants are violated, it would be considered an event of default entitling the lenders to terminate the remaining commitment, call all outstanding letters of credit, and accelerate payment of any principal and interest outstanding. At March 31, 2008, the Company was in compliance with all of these covenants.
     As of March 31, 2008, there were no borrowings outstanding under the 2007 Credit Facility and there were $60,385 in outstanding letters of credit consisting of $40,503 issued for projects in continuing operations and $19,882 issued for projects related to Discontinued Operations.
6.5% Senior Convertible Notes
     On December 22, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”) for a private placement of $65,000 aggregate principal amount of its 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”). The private placement closed on December 23, 2005. During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 aggregate principal amount of the 6.5% Notes. Collectively, the primary offering and the purchase option of the 6.5% Notes totaled $84,500. The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs.
     The 6.5% Notes are governed by an indenture, dated December 23, 2005, that was entered into by and among the Company, as issuer WUSA, as guarantor and The Bank of New York Mellon Corporation, as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6.5% Notes are convertible into shares of the Company’s stock and these underlying shares have been registered with the SEC. The resale of the 6.5% Notes, however, has not been registered with the SEC.
     Pursuant to the Purchase Agreement, the Company and WUSA have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 1,825,587 shares at March 31, 2008), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15, and began on June 15, 2006.
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
     As of March 31, 2008, $32,050 of aggregate principal amount of the 6.5% Notes remains outstanding. Unamortized debt issuance costs of $1,728 and $1,819 associated with the 6.5% Notes are included in other assets at March 31, 2008 and December 31, 2007, respectively, and are being amortized over the seven-year period ending December 2012.
     A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of March 31, 2008, this covenant would have precluded the Company from borrowing under the 2007 Credit Facility. On November 2, 2007, the Company entered into an agreement with the holder of a majority in principal amount of the outstanding 6.5% Notes, which waives the debt incurrence covenant through June 30, 2008. Capital leases are not considered indebtedness under this provision except to the extent by which they exceed $50,000.
2.75% Convertible Senior Notes
     On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019, or upon a change of control related event. On March 15, 2011, or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,048,641 shares at March 31, 2008 subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.
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
     On March 20, 2008, a holder exercised its right to convert, converting $8,643 in aggregate principal amount of the 2.75% Notes into 443,913 shares of the Company’s common stock.
     Unamortized debt issue costs of $1,485 and $1,610 associated with the 2.75% Notes are included in other assets at March 31, 2008 and December 31, 2007, respectively, and are being amortized over the seven-year period ending March 2011.
Capital Leases
     The Company has entered into multiple capital lease agreements to acquire construction equipment and automobiles. In aggregate, these leases have interest rates ranging from 4.30% to 8.26% and have typical terms of at least 30 months.
     Assets held under capital leases at March 31, 2008 and December 31, 2007 are summarized below:

	March 31,	December 31,
	2008	2007
Construction equipment	$72,885	$56,171
Autos, trucks and trailers	4,177	4,282
Furniture and office equipment	—	535

Total assets held under capital lease	77,062	60,988
Less: accumulated depreciation	(11,984)	(9,251)

Net assets under capital lease	$65,078	$51,737

8. Income (Loss) Per Share
     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is based on the weighted average number of shares outstanding during each period and the assumed exercise of potentially dilutive stock options and warrants and vesting of restricted stock and restricted stock rights less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented. The Company’s convertible notes are included in the calculation of diluted income per share under the “if-converted” method. Additionally, diluted income per share for continuing operations is calculated excluding the after-tax interest expense associated with the convertible notes since these notes are treated as if converted into common stock.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Income (Loss) Per Share (continued)
     Basic and diluted income (loss) from continuing operations per common share for the three months ended March 31, 2008 and 2007 are computed as follows:

	Three Months
	Ended March 31,
	2008	2007
Net income (loss) from continuing operations (numerator for basic calculation)	$19,105	$(3,339)
Add: Interest and debt issuance costs associated with convertible notes	1,205	—

Net income (loss) from continuing operations applicable to common shares (numerator for diluted calculation)	$20,310	$(3,339)

Weighted average number of common
Weighted average number of common shares outstanding for basic income (loss) share	38,017,280	25,503,652

Weighted average number of potentially dilutive common shares outstanding	5,898,374	—

Weighted average number of common shares outstanding for diluted income (loss) share	43,915,654	25,503,652

Income (loss) per common share from continuing operations:
Basic	$0.50	$(0.13)

Diluted	$0.46	$(0.13)

          The Company incurred a net loss for the three months ended March 31, 2007, and has therefore excluded the securities listed below from the computation of diluted loss per share, as the effect would be anti-dilutive:

	Three Months
	Ended March 31,
	2008	2007
2.75% Convertible senior notes	—	3,595,277
6.5% Senior convertible notes	—	4,813,171
Stock options	—	771,000
Warrants to purchase common stock	—	558,354
Restricted stock and restricted stock rights	—	520,127

	—	10,257,929

     In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, the 8,408,448 shares issuable upon conversion of both the 6.5% Notes and the 2.75% Notes would have been included in diluted earnings per share if those securities are dilutive, regardless of whether the conversion prices of $19.47 and $17.56, respectively, have been met.
9. Segment Information
     The Company’s segments are strategic business units that are managed separately as each has different operational requirements and strategies. With the acquisition of InServ on November 20, 2007, the Company redefined its operating segments based on industry segments served. The operating segments the Company now manages by and reports on are: Upstream O&G, Downstream O&G and Engineering. These segments operate primarily in the United States, Canada and Oman. Management evaluates the performance of each operating segment based on operating income. The Company’s corporate operations include the general, administrative and financing functions of the organization. The costs of these functions are allocated between the three operating segments. There were no material inter-segment revenues in the periods presented.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
9. Segment Information (continued)
     The following tables reflect the Company’s reconciliation of segment operating results to net income (loss) in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007:
     For the three months ended March 31, 2008:

	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated
Revenue	$344,423	$80,610	$66,601	$491,634
Operating expenses	321,257	77,663	57,836	456,756

Operating income	$23,166	$2,947	$8,765	34,878

Other expense				(1,956)
Provision for income taxes				13,817

Net income from continuing operations				19,105
Income from discontinued operations net of provision for income taxes				2,559

Net income				$21,664

     For the three months ended March 31, 2007:

	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated
Revenue	$171,585	$—	$35,124	$206,709
Operating expenses	178,085	—	30,628	208,713

Operating income (loss)	$(6,500)	$—	$4,496	(2,004)

Other expense				(1,080)
Provision for income taxes				255

Net loss from continuing operations				(3,339)
Loss from discontinued operations net of provision for income taxes				(8,508)

Net loss				$(11,847)

     Total assets by segment as of March 31, 2008 and December 31, 2007 are presented below:

	March 31,	December 31,
	2008	2007
Upstream O&G	$426,052	$369,255
Downstream O&G	140,678	123,707
Engineering	70,291	50,286
Corporate	227,889	232,954

Total segment assets	$864,910	$776,202

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
     Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At March 31, 2008, the 1996 Plan had 44,555 shares and the 2006 Director Plan had 17,875 shares available for grant. Of the shares available at March 31, 2008, 175,000 shares in the 1996 Stock Plan are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. During the three months ended March 31, 2008 and 2007, $0 and $16 of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.
     The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”) using the modified prospective application method. Under this method, compensation cost recognized in the three months ended March 31, 2008 and 2007 includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company determines the fair value of stock options as of its grant date using the Black-Scholes valuation method.
     Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $2,433 and $987, respectively, for the three months ended March 31, 2008 and 2007.
     No options were granted during the three months ended March 31, 2008 and 2007. Stock option activity for the three months ended March 31, 2008 consists of:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2008	418,750	$14.96
Granted	—	—
Exercised	28,000	11.88
Forfeited	—	—

Outstanding at March 31, 2008	390,750	$15.19

Exercisable at March 31, 2008	259,916	$13.59

     As of March 31, 2008, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $6,023 and $4,421, respectively. The weighted average remaining contractual term of outstanding options is 6.37 years and the weighted average remaining contractual term of the exercisable options is 5.44 years at March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $643 and $241, respectively.
     The total fair value of options vested during the three months ended March 31, 2008 and 2007 was $0 and $141, respectively.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Stockholders’ Equity (continued)
     The Company’s non-vested options at March 31, 2008 and the changes in non-vested options during the three months ended March 31, 2008 are as follows:

		Weighted
		Average Grant-
	Shares	Date Fair Value
Nonvested, January 1, 2008	130,834	$6.86
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested, March 31, 2008	130,834	$6.86

     The Company’s RSU activity and related information for the three months ended March 31, 2008 consist of:

		Weighted
	Number of	Average Grant-
	RSU’s	Date Fair Value
Outstanding at January 1, 2008	548,688	$20.89
Granted	446,594	35.69
Vested	131,340	19.64
Forfeited	1,500	18.72

Outstanding March 31, 2008	862,442	$28.75

     The RSU’s outstanding at March 31, 2008 exclude 225,000 RSU’s having a weighted average grant-date fair value of $21.27, which are vested but have a deferred share issuance date. The total fair value of RSU’s vested during the three months ended March 31, 2008 and 2007 was $2,580 and $1,803, respectively.
     As of March 31, 2008, there was a total of $23,295 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.58 years.
Warrants to Purchase Common Stock
     On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 and 558,354 warrants outstanding at March 31, 2008 and 2007, respectively.
11. Income Taxes
     For interim financial reporting, the Company records the tax provision based on its estimate of the effective tax rate for the year. The Company has estimated an effective tax rate of 42 percent which is based on the statutory tax rates in the jurisdictions where the Company operates and estimates of costs that receive partial or no tax deduction. Primary work locations of the Company for the year will be the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40 percent and 29.5 percent, respectively. Moreover, the Company incurs certain stewardship expenses that receive no tax benefit in Panama.
     During the three months ended March 31, 2008, the Company recognized $13,817 of income tax expense on net income from continuing operations of $32,922 as compared to income tax expense of $255 on a loss from continuing operations of $3,084 for the three months ended March 31, 2007.
     FIN 48
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). The Company adopted FIN 48 on January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
11. Income Taxes (continued)
taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. income tax examination by tax authorities for years before 2003 and no longer subject to Canadian income tax for years before 2001 or in Oman for years before 2005.
     As a result of the implementation of FIN 48, the Company recognized a $6,369 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for 2008:

Beginning FIN 48 reserve at December 31, 2007	$6,612
Change in measurement of existing tax positions	3
Additions based on tax positions related to the current year	7
Newly identified tax positions	—

Balance at March 31, 2008	$6,622

     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company has recognized interest and penalties in its cumulative adjustment to the beginning accumulated deficit in the amount of $568. During the three months ended March 31, 2008, the Company has recognized $93 in interest expense. Interest and penalties are included in the table above.
12. Foreign Exchange Risk
     The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2008 or December 31, 2007.
13. Contingencies, Commitments and Other Circumstances
Contingencies
     Resolution of criminal and regulatory matters
     In 2007, the Company and its subsidiary, Willbros International Inc. (“WII”), reached an agreement in principle with representatives of the DOJ, subject to approval by the DOJ, to settle its previously disclosed investigation into possible violations of the FCPA. In addition, the Company reached an agreement in principle with the staff of the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. As described more fully below, if accepted by the DOJ and the SEC and approved by the court, the settlements together will require the Company to pay, over approximately three years, a total of $32,300 in penalties and disgorgement, plus post-judgment interest on $7,725 of that amount. In addition, WGI and WII will, for a period of approximately three years, each be subject to Deferred Prosecution Agreements (“DPAs”) with the DOJ. Finally, the Company will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Contingencies, Commitments and Other Circumstances (continued)
•	The Company will be subject to $22,000 in fines related to FCPA violations. The fines are now expected to be payable as follows: an initial payment of $10,000 on signing followed by three equal installments of $4,000 annually for approximately three years thereafter, with no interest payable on the unpaid amounts.
     With respect to the agreement in principle with the staff of the SEC:
•	The Company will consent to the filing in federal district court of a complaint by the SEC (the “Complaint”), without admitting or denying the allegations in the Complaint, and to the imposition by the court of a final judgment of permanent injunction against us. The Complaint will allege civil violations of the antifraud provisions of the Securities Act and the Securities Exchange Act, the FCPA’s anti-bribery provisions, and the reporting, books-and-records and internal controls provisions of the Securities Exchange Act. The final judgment will not take effect until it is confirmed by the court, and will permanently enjoin us from future violations of those provisions.

•	The final judgment will order the Company to pay $10,300, consisting of $8,900 for disgorgement of profits and approximately $1,400 of pre-judgment interest. The disgorgement and pre-judgment interest is payable in four equal installments of $2,575, first on signing, and annually for approximately three years thereafter. Post-judgment interest will be payable on the outstanding balance. In January 2008, the Company submitted a signed Consent Decree and Agreed Final Judgment to the SEC and, as required by the SEC, deposited the first installment payment of $2,575 into an escrow account.
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
     As a result of the agreements in principle, the Company has accrued a total of $32,300 related to these investigations. The $10,300 of profit disgorgement, including $1,400 of pre-judgment interest, is related to a single Nigeria project included in the February 7, 2007 sale of the Company’s Nigeria assets and operations. The disgorged profit was previously recognized in the results from discontinued operations, and accordingly, the full amount of $10,300 was recorded as a charge to discontinued operations in the third quarter of 2007. The aggregate reserves reflect the Company’s estimate of the expected probable loss with respect to these matters. If the proposed settlements are not finalized, the amount reserved may not reflect eventual losses.
     If final agreements with the DOJ and the SEC are not approved, the Company’s liquidity position and financial results could be materially adversely affected by any additional settlement amount. For a further discussion of the risks associated with the settlements in principle with the SEC, DOJ and United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”), see Part I, Item 1A. Risk Factors in the Company’s 2007 Annual Report on Form 10-K; specifically, the risk factor entitled, “We have reached agreements in principle to settle investigations involving possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.”
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Contingencies, Commitments and Other Circumstances (continued)
     Other
     In addition to the matters discussed above, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position. See Note 14 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement for discussion of commitments and contingencies associated with Discontinued Operations.
     Commitments
     From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to provide letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to secure letters of credit or surety bonds in lieu of contract retention provisions, in which case the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2008, the Company had approximately $44,102 of letters of credit related to continuing operations and $19,882 of letters of credit related to Discontinued Operations in Nigeria. Additionally, the Company had $424,857 of primarily surety bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make if the letters of credit are drawn upon and claims are made under the surety bonds. As of March 31, 2008, no other liability has been recognized for letters of credit and surety bonds, other than $1,556 recorded as the fair value of the letters of credit outstanding for the Nigeria operations. See Note 14 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for further discussion of these letters of credit.
     In connection with the private placement of the 6.5% Notes on December 23, 2005, the Company entered into a Registration Rights Agreement with the Purchasers. The Registration Rights Agreement required the Company to file a registration statement with respect to the resale of the shares of the Company’s common stock issuable upon conversion of the 6.5% Notes no later than June 30, 2006 and to use its best efforts to cause such registration statement to be declared effective no later than December 31, 2006. The Company is also required to keep the registration statement effective after December 31, 2006. In the event the Company is unable to satisfy its obligations under the Registration Rights Agreement, the Company will owe additional interest to the holders of the 6.5% Notes at a rate per annum equal to 0.5 per cent of the principal amount of the 6.5% Notes for the first 90 days and 1.0 percent per annum from and after the 91st day following such event. The additional penalty interest, if incurred, is payable in conjunction with the scheduled semi-annual interest payments on June 15 and December 15, as set forth in the Registration Rights Agreement. The Company filed the registration statement on June 30, 2006 and it was declared effective on January 18, 2007 by the SEC. The Company paid an additional $22 of penalty interest to the holders of the 6.5% Notes as a result of the registration having been declared effective after December 31, 2006.
     In addition, on March 14, 2007, in connection with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company suspended the use of the registration statement. On March 30, 2007, the Company filed a post-effective amendment to the registration statement to incorporate by reference the 2006 Form 10-K. The post-effective amendment was declared effective on May 4, 2007. The Company is no longer required to keep the Registration Statement effective under the Registration Rights Agreement.
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
     On March 14, 2007, in connection with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company suspended the use of the registration statement. On March 30, 2007, the Company filed a post-effective amendment to the registration statement to incorporate by reference the 2006 Form 10- K. The post-effective amendment was declared effective on May 4, 2007. The Company was required to make registration delay payments equal to 1.25 percent of the purchase price for the shares and warrants sold in the private placement. The first such payment was owed as of April 3, 2007 and paid as of April 30, 2007. Thereafter, the penalty continued to accrue based on 1.25 percent of the purchase price beginning on April 3, 2007, the day after the date on which a 20-day grace period expired, and for each 30-day period thereafter (prorated for any partial 30-day period) and

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Contingencies, Commitments and Other Circumstances (continued)
ending on the effective date of the post-effective amendment. The Company paid $997 of registration delay payments subsequent to March 31, 2007 for the period in which the use of the registration statement was suspended until the suspension was lifted on May 4, 2007.
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
     Based upon the advice of local advisors in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which it operates, management believes the Company follows the current practices in those countries and as applicable under the FCPA. However, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future.
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
14. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement
     Strategic Decisions
     In 2006, the Company announced that it intended to sell its TXP-4 Plant, and its assets and operations in Venezuela and Nigeria, which led to their classification as discontinued operations (“Discontinued Operations”). The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as “Income (loss) from discontinued operations, net of provision for income taxes” for all periods presented.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     In connection with the sale of its Nigeria assets and operations, the Company and its subsidiary WII entered into an indemnity agreement with Ascot and Berkeley Group plc the parent company of Ascot (“Berkeley”) (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley will indemnify the Company and WII for any obligations incurred by the Company or WII in connection with the parent company performance guarantees (the “Guarantees”) that the Company and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either the Company, WII or both are contractually obligated, in varying degrees, under the Guarantees to perform or cause to be performed work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate estimated cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33,157. The associated liability was included in the liabilities acquired by Ascot.
     The Company received its first notification asserting rights under one of the outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. The Company understands that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “...requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” The Company understands that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI, but simultaneously expressed that WAPCo was willing to re-engage WWAI under a new contract to finish some of the remaining WAGP contract work, and otherwise provide transition services to facilitate the handover of other unfinished WAGP contract work to alternative contractors yet to be identified. To the Company’s knowledge, no such new contract has been concluded between WAPCo and WWAI.
     Also, on February 1, 2008, the Company received a letter from WAPCo reminding the Company of the parent guarantee on the WAGP contract and requesting that the Company remedy WWAI’s default under that contract, as amended. On previous occasions, the Company has advised WAPCo that, for a variety of legal, contractual, and other reasons, the Company did not consider our prior WAGP contract parent guarantee to have continued application, and we reiterated that position to WAPCo in the Company’s response to its February 1, 2008 letter. WAPCo disputes the Company’s position that the Company is no longer bound by the terms of our prior parent guarantee of the WAGP contract and has reserved all its rights in that regard. The Company anticipates that this developing dispute with WAPCo could result in a lengthy arbitration proceeding between WAPCo and WWAI in the London Court of International Arbitration to determine the validity of the alleged default notice issued by WAPCo to WWAI, including any resulting damage award, in combination with a lawsuit between WAPCo and us in the English Courts under English law to determine the enforceability, in whole or in part, of our parent guarantee, which the Company expects to be a lengthy process.
     The Company has no intention of returning to Nigeria. If ultimately it is determined by an English Court that the Company is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against the Company directly under the Company’s parent company guarantee, and, in either case, the Company is unable to enforce the Company rights under the indemnity agreement entered into with Ascot and Berkeley in connection with the WAGP contract, the Company may experience substantial losses. However, management cannot, at this time, predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot and Berkeley will protect us. Based upon the Company’s current knowledge of the relevant facts and circumstances, the Company does not expect that the outcome of the dispute will have a material adverse effect on the Company financial condition or results of operations.
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
14. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
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
     Letters of Credit
     At the time of the February 7, 2007 sale of Nigeria assets and operations, the Company had four letters of credit outstanding totaling $20,322 associated with Discontinued Operations (the “Discontinued LC’s”). In accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), a liability was recognized for $1,575 related to the letters of credit. This liability will be released as each of the Discontinued LC’s are released or expire and the Company is relieved of its risk related to the Discontinued LC’s. One of the Discontinued LC’s expired in December 2007 in the amount of $440 resulting in the release of the fair value of this LC and leaving a remaining FIN 45 liability of $1,556 at March 31, 2008. The three remaining Discontinued LC’s are scheduled to expire in the amount of $19,759 on August 31, 2008 and $123 on February 28, 2009.
     In accordance with the Agreement, the Discontinued LC’s are backstopped by U.S. dollar denominated letters of credit issued by Intercontinental Bank Plc, a Nigerian bank. Additionally, in accordance with the GSA, the Discontinued LC’s are supplementally backstopped by letters of credit issued by an international bank based in Paris, France, with a Standard and Poor’s rating of AA+/Stable as of April 25, 2008. Management believes these backstop letters of credit provide loss security to the Company in the event any of the Company’s outstanding Discontinued LC’s are called.
     Transition Services Agreement
     Concurrent with the Nigeria sale, the Company entered into a two-year TSA with Ascot. Under the agreement, the Company is primarily providing labor in the form of seconded employees to work under the direction of Ascot along with specifically defined work orders for services generally covered in the TSA. Ascot has agreed to reimburse the Company for these services. For the three months ended March 31, 2008, these reimbursable contract costs totaled approximately $1,478. Both the Company and Ascot are working to shift the transition services provided by the Company to direct services secured by Ascot. At March 31, 2008, the Company has four employees still seconded to Ascot.
     Although the services provided under the TSA generate transactions between the Company and Ascot, the amounts are not considered to be significant. Additionally, the Company’s level of support has decreased over the term of the TSA to date, as the employees and services provided by the Company shift to direct employees and services. The Company does not have the ability to significantly influence the operating or financial policies of Ascot. Under the provisions of Emerging Issues Task Force Issue 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), the Company has no significant continuing involvement in the operations of the former assets and operations owned in Nigeria. Accordingly, income (loss) generated by the TSA is shown, net of costs incurred, as a component of “Income (loss) from discontinued operations, net of provision for income taxes” on the Condensed Consolidated Statement of Operations, and its assets and liabilities are shown as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively, in the Condensed Consolidated Balance Sheets.
     Residual Equipment in Nigeria
     In conjunction with the TSA, the Company has made available certain equipment to Ascot for use in Nigeria and at times, in Benin, Togo, and Ghana; this equipment was not sold to Ascot under the Agreement. The Company has not resolved with Ascot the rental rates for this equipment. Therefore, we have not recorded a receivable related to the use of the equipment, but have incurred and recorded all necessary depreciation and holding costs. As agreed in the GSA, on September 14, 2007, the Company received an appraisal for this equipment; the fair-value of the equipment was $8,477. Due to business and legal conditions in Nigeria, the Company recorded an impairment charge of $1,542 related to this equipment located in Nigeria in the fourth quarter of 2007. The Company’s net book value for the equipment outside of Nigeria at March 31, 2008 was $1,094. This equipment is comprised of construction equipment, rolling stock, and generator sets. The Company and Ascot are working to resolve the issue of rental equipment, either through cash settlement, an exchange of equipment, or relocation of the equipment to a Company location outside of West Africa.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Venezuela
     Business Disposal
     On November 28, 2006, the Company completed the sale of its assets and operations in Venezuela. The Company received total compensation of $7,000 in cash and $3,300 in the form of a commitment from the buyer, to be paid on or before December 4, 2013. The repayment commitment is secured by a 10 percent interest in a Venezuelan financing joint venture. As of March 31, 2008, no payment on the commitment has been made. The Company estimates no gain or loss on the sale of its assets and operations in Venezuela.
     TXP-4 Plant
     Asset Disposal
     On January 12, 2006, the Company completed the sale of its TXP-4 Plant. The Company received cash payments of $27,944 for the sale and realized a gain of $1,342, net of taxes of $691.
     In addition to the cash payments described above, Williams Field Services Company (“TXP-4 Buyer”) agreed to pay the Company a portion of any recovery that Williams may obtain based on damages, loss or injury related to the TXP-4 Plant up to $3,400. This settlement is contingent upon Williams’ recovery from various third parties and is the only ongoing potential source of cash flows subsequent to the sale date. The timing and amount of any resolution to these claims cannot be estimated. No additional payments have been received.
     Profit Disgorgement
     In the fourth quarter of 2007, the Company reached an agreement in principle with the staff of the SEC to resolve the investigation of possible violations of the Foreign Corrupt Practices Act and the U.S. securities laws related to projects in Bolivia, Ecuador and Nigeria. As a result of this agreement in principle, subject to approval by the SEC and federal district court, the Company has recorded a $10,300 charge to discontinued operations. The $10,300 is profit disgorgement, inclusive of accrued interest on the disgorged profit, related to a single Nigeria project included in the February 7, 2007 sale of the Company’s Nigeria assets and operations. The disgorged profit was previously recognized in the results from discontinued operations, and accordingly, the full amount of $10,300 is recorded as a charge to discontinued operations in the third quarter of 2007. This classification is consistent with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). See Note 13 – Contingencies, Commitments and Other Circumstances for further discussion of the agreement in principle.
     Insurance Recovery
     During the three months ended March 31, 2008, income from Discontinued Operations consisted of two pre-Nigeria sale insurance claim recoveries of $850 and $2,154 for events of loss we suffered prior to the sale of our Nigeria operations.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Results of Discontinued Operations
     Condensed Statements of Operations of the Discontinued Operations are as follows:

	Three Months Ended March 31, 2008
			Discontinued
	Nigeria	Nigeria TSA	Operations
Contract revenue	$—	$1,230	$1,230

Operating expenses:
Contract	—	1,458	1,458
General and administrative	—	20	20

Operating loss	—	(248)	(248)
Other income (expense)	3,004	(189)	2,815

Income (loss) before income taxes	3,004	(437)	2,567
Provision for income taxes	—	8	8

Net income (loss)	$3,004	$(445)	$2,559

	Three Months Ended March 31, 2007
			Discontinued
	Nigeria	Nigeria TSA	Operations
Contract revenue	$30,046	$6,362	$36,408

Operating expenses:
Contract	34,360	5,864	40,224
General and administrative	3,472	95	3,567

Operating income (loss)	(7,786)	403	(7,383)
Other income	216	—	216

Income (loss) before income taxes	(7,570)	403	(7,167)
Provision for income taxes	1,092	249	1,341

Net income (loss)	$(8,662)	$154	$(8,508)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Financial Position of Discontinued Operations
     Condensed Consolidated Balance Sheets of the Discontinued Operations are as follows:

	March 31, 2008
			Discontinued
	Nigeria	Nigeria TSA	Operations
Current assets:
Cash and cash equivalents	$—	$307	$307
Accounts receivable, net	—	1,904	1,904
Prepaid expenses	—	286	286

Total current assets	—	2,497	2,497
Property, plant and equipment, net	—	1,094	1,094
Other assets	—	2,804	2,804

Total assets	—	6,395	6,395
Current liabilities	—	1,071	1,071

Total current liabilities	—	1,071	1,071

Net assets of discontinued operations	$—	$5,324	$5,324

	December 31, 2007
			Discontinued
	Nigeria	Nigeria TSA	Operations
Current assets:
Cash and cash equivalents	$—	$211	$211
Accounts receivable, net	—	296	296
Prepaid expenses	—	879	879

Total current assets	—	1,386	1,386
Property, plant and equipment, net	—	1,205	1,205
Other assets	—	620	620

Total assets	—	3,211	3,211
Current liabilities	—	978	978

Total current liabilities	—	978	978

Net assets of discontinued operations	$—	$2,233	$2,233

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2008 and 2007, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Our Business
     We are an independent international contractor serving the oil, gas and power industries; government entities; and the refinery and petrochemical industries. We provide engineering; construction; engineering, procurement and construction (“EPC”); and specialty services to industry and governmental entities worldwide, specializing in pipelines and associated facilities for onshore and coastal locations. We provide turnaround services, tank services, heater services, construction services and safety services to the downstream oil and gas markets, primarily refineries. We also manufacture specialty items for refinery and petrochemical process units. We provide, from time to time, asset development and participate in ownership and operations as an extension of our portfolio of industry services. We place particular emphasis on achieving the best risk-adjusted returns. Depending upon market conditions, we may work in developing countries and we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution. We also believe our engineering and planning and project management expertise, as it relates to optimizing the structure and execution of a project, provides us with competitive advantages in the markets we address.
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

     Focus on managing risk.
     We have implemented a core set of business conduct practices and policies which have fundamentally improved our risk profile. We have implemented our risk management policy by exiting higher risk countries, increasing our activity levels in lower risk countries, diversifying our service offerings and end markets, practicing rigorous financial management and limiting contract execution risk. Risk management is emphasized throughout all levels of the organization and covers all aspects of a project from strategic planning and bidding to contract management and financial reporting.
•	Focus resources in markets with the highest risk-adjusted return. We believe North America currently offers us the highest risk-adjusted returns and the majority of our resources are focused on this region. For the first quarter of 2008 we earned 95.8 percent of our revenue in North America. However, we continue to seek international opportunities which can provide superior risk-adjusted returns and believe our extensive international experience is a competitive advantage. We believe that markets in North Africa and the Middle East, where we also have substantial experience, may offer attractive opportunities for us in the future given mid and long-term industry trends.

•	Maintain a conservative contract portfolio. Our current contract portfolio is composed of 75.7 percent cost-reimbursable work which provides for a more equitable allocation of risk between us and our customers. While strong current market conditions have been beneficial in transitioning our backlog away from higher-risk, fixed-price contracts, we intend to maintain a balanced risk-to-reward portfolio. The shift to a cost reimbursable/fixed fee contract structure has protected us from significant cost increases that could have adversely impacted our income. One project had significant cost reimbursements in excess of the original contract value. We have passed this cost escalation to the client, while putting none of our fee at risk. We have also negotiated significant incentive opportunities with this client that if recognized, will favorably impact our income and final margin on this project.

•	Ethical business practices. We demand that all of our employees and representatives conduct our business in accordance with the highest ethical standards—in compliance with applicable laws, rules and regulations, with honesty and integrity, and in a manner which demonstrates respect for others.
     Leverage core capabilities and industry reputation into a broader service offering.
     We believe the global energy infrastructure market for the services we provide remains capacity constrained and we are focused on new opportunities within this market. Additionally, we believe our core capabilities can be expanded beyond the global energy infrastructure market and we are selectively evaluating these prospects. In 2007 we completed two acquisitions that expanded our service offerings as well as the regions where we deliver those services. We continue to explore opportunities to grow our business via acquisition.
     Our potential customers are invoking contract award criteria other than price, such as safety performance, schedule certainty and specialty expertise. Our established platform and track record strongly position us to capitalize on this trend by leveraging our expertise into a broader range of related service offerings. While we currently provide a number of discrete services to both our core and other end-markets, we believe additional opportunities exist to expand our core capabilities through both acquisitions and internal growth initiatives. We strive to leverage our project management, engineering and construction skills to establish additional service offerings, such as instrumentation and electrical services, turbo-machinery services, environmental services and pipeline system integrity services. We expect this approach to enable us to attract more critical service resources in a tight market for both qualified personnel and critical equipment resources.
     Establish and maintain financial flexibility.
     As we address increasingly larger projects and the complex interaction of executing multiple projects simultaneously, we must possess the financial flexibility to meet material, equipment and personnel needs to support our project commitments. In the first quarter of 2008, we increased our working capital position, for continuing operations, by $14,651 (7.4 percent) to $213,766 from $199,115 at December 31, 2007. This improved financial position has allowed us to utilize fewer performance letters of credit as security in our projects. We have been able to replace the relatively high-cost letters of credit with lower cost surety bonding, improving our overall financial flexibility. We intend to use our credit facility for performance letters of credit, financial letters of credit and cash borrowings. Our continued emphasis is on the maintenance of a strong balance sheet to maximize flexibility and liquidity for the development and growth of our business.
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

Significant Business Developments
     In the first quarter of 2008, we continued to build on our world-wide reputation as a contractor. Positive events included:
•	We completed our first major Canadian pipeline construction project, a result of last year’s acquisition in Canada. This project was a significant success and contributed to our fully diluted earnings per share.

•	We delivered our third consecutive quarter of net income from continuing operations. We believe this is the result of new processes and vision for the Company and the steps that are being taken to achieve this vision.
Financial Summary
     Results and Financial Position
     For the three months ended March 31, 2008, we achieved net income from continuing operations of $19,105 or $0.50 per basic share and $0.46 per diluted share on revenue of $491,634. This compares to a net loss from continuing operations of $3,339 or $0.13 per basic and diluted share on revenue of $206,709 for the three months ended March 31, 2007.
     Revenue for the three months ended March 31, 2008 increased $284,925 (137.8 percent) to $491,634 from $206,709 during the same period in 2007. Following are the key components of the increase in revenue:
•	Commencement of work on new engineering and pipeline construction projects in the United States in addition to the carryover of existing projects commencing late in 2007;

•	Revenue of $80,610 in 2008 from the Downstream segment derived from our acquisition of InServ in November 2007; and

•	The completion of our first large cross-country pipeline construction project in Canada, since the acquisition of our new pipeline division.
     Operating income for the three months ended March 31, 2008 increased $36,882 to $34,878 from an operating loss of $2,004 in 2007, and operating margin increased 8.1 percent to 7.1 percent in 2008 from a negative operating margin of 1.0 percent in 2007. The operating income increase was a result of the increase in contract income of $56,109 (573.0 percent) from 2007, partially offset by the increase in general and administrative (“G&A”) expenses of $16,571 and $2,656 of amortization of intangibles in 2008.
     Other non-operating, net expense for 2008 increased $876 (81.1 percent) to $1,956 from $1,080 in 2007. The increase in net expense is primarily a result of decreased interest income of $558. The amount recorded in the three months ended March 31, 2007 was primarily a result of interest earned on cash received from the sale of our Nigeria assets and operations on February 7, 2007.
     Provision for income taxes for the three months ended March 31, 2008 increased $13,562 to $13,817 on income from continuing operations before income taxes of $32,922 as compared to a provision for income taxes of $255 on a loss from continuing operations before income taxes of $3,084 in 2007. The increase in the provision for income taxes is due to improved operating results in the U.S. and Canada, thereby generating more taxable income in 2008 as compared to 2007. In 2008 the Company has an estimated effective tax rate of 42 percent which is based on the statutory rates of the jurisdictions in which the Company works and estimates of costs that receive partial or no tax benefit. The Company’s primary work locations for 2008 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40 percent and 29.5 percent, respectively. Additionally, the Company incurs certain stewardship expenses which receive no tax benefit in Panama, where the Company is domiciled.
     Working capital at March 31, 2008, excluding discontinued operations, increased $14,651 (7.4 percent) to $213,766 from $199,115 at December 31, 2007. The increase in working capital was primarily driven by an increase in cash of $22,723 and contract cost and recognized income not yet billed of $36,151, partially offset by an increase in accounts payable and accrued liabilities of $44,354.
     Our debt to equity ratio at March 31, 2008, remained constant at 0.39:1 from December 31, 2007. During the first quarter of 2008, the Company added $13,744 of debt, net of repayments and non-cash reductions, that was offset by a $27,359 increase in equity. The increase in debt is the result of the incurrence of new debt for capital leases and an insurance note payable together totaling $30,628, partially offset by reductions of debt for the conversion of $8,643 of principal of the 2.75% convertible senior notes, repayments of $6,349 of notes payable and capital lease obligations and $460 for currency revaluations. The increase in equity is primarily a result of $21,664 of net income recognized in the quarter and the conversion of $8,643 of the 2.75% convertible senior notes.
     Consolidated cash flows provided during the three months ended March 31, 2008, including discontinued operations, decreased $85,073 to $22,723 from $107,796 during the same period in 2007. Cash provided by operating activities increased $51,109 (300.8 percent) to $34,119 from cash used in of $16,990 in 2007. Cash used in investing activities increased $131,373 (102.0 percent) to $2,585 from cash provided of $128,788 in 2007. Cash used in financing activities increased $3,249 (77.6 percent) to $7,434 from $4,185 in 2007. The effect of exchange rates on cash during the three months ended March 31, 2008 negatively impacted cash by $1,377, an increase of $1,560 from $183 of positive impact during the same period in 2007.

     Other Financial Measures
     Backlog
      In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is focused on backlog additions and capturing quality backlog with margins commensurate with the risks associated with a given project.
     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At the March 31, 2008, total backlog from continuing operations decreased $143,946 (11.0 percent) to $1,161,495 from $1,305,441 at December 31, 2007. There was no backlog for discontinued operations at March 31, 2008 and December 31, 2007, respectively. We consider the composition of our backlog between fixed-price and cost reimbursable contracts just as important as the overall growth of backlog. Cost reimbursable contracts comprised 75.7 percent of backlog at March 31, 2008 versus 74.9 percent of backlog at December 31, 2007. We expect that approximately $844,866, or about 72.7 percent, of our existing total backlog at March 31, 2008 will be recognized in revenue during 2008.
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
     The following table shows our backlog by operating segment as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Upstream O&G	$808,027	69.6%	$941,301	72.1%
Downstream O&G	233,920	20.1%	199,646	15.3%
Engineering	119,548	10.3%	164,494	12.6%

Total, continuing operations	1,161,495	100.0%	1,305,441	100.0%

Discontinued operations	—		—

Total backlog	$1,161,495		$1,305,441

     EBITDA from Continuing Operations
     We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA from continuing operations for the three months ended March 31, 2008 increased $43,893 (3,478.1 percent) to $45,155 from $1,262 during the same period in 2007. The increase in EBITDA is primarily a result of increased contract income of $60,454 (excluding depreciation) partially offset by an increase in G&A of $16,406. The increase in contract income (excluding depreciation) also reflects an increase in contract margin of 8.9 percent to 14.8 percent during the three months ended March 31, 2008, from 5.9 percent during the same period in 2007.
     A reconciliation of EBITDA from continuing operations to GAAP financial information follows:

	Three Months Ended
	March 31,
	2008	2007
Net income (loss) from continuing operations	$19,105	$(3,339)
Interest, net	1,529	890
Provision for income taxes	13,817	255
Depreciation and amortization	10,704	3,456

EBITDA	$45,155	$1,262

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

     For the three months ended March 31, 2008, income from Discontinued Operations was $2,559 or $0.07 per basic share and $0.06 per diluted share. This compares to a loss from Discontinued Operations of $8,508 or $0.33 per basic and diluted share for the three months ended March 31, 2007. During the three months ended March 31, 2008, income from Discontinued Operations consisted of two pre-Nigeria sale insurance claim recoveries of $850 and $2,154 for events of loss we suffered prior to the sale of our Nigeria operations, offset by a $445 loss associated with services provided under the TSA to Ascot during the quarter. The loss incurred during the same period in 2007 was primarily from 38 days of Nigeria operations prior to its sale on February 7, 2007. During the three months ended March 31, 2008, cash consumed by operating activities of Discontinued Operations decreased $9,387 (97.3 percent) to cash used of $263 from $9,650 during the same period in 2007.
     Transition Services Agreement
     Concurrent with the sale of our Nigeria assets and Nigeria-based operations, we entered into a two-year Transition Services Agreement (“TSA”) with Ascot. Under the TSA, we were primarily providing equipment and labor in the form of seconded employees to work under the direction of Ascot. Ascot has agreed to reimburse us for the seconded employee transition services costs. As of March 31, 2008 four employees remain seconded to Ascot. There remain unresolved issues related to the use of our equipment as described below which we are working toward resolving. Through March 31, 2008, total reimbursable costs totaled approximately $1,478. We are working with Ascot to shift from the transition services provided by us to direct services secured by Ascot.
     As previously discussed, we have made available certain equipment to Ascot for its use. This equipment was not sold to Ascot under the Agreement. Due to business and legal conditions in Nigeria, we recorded an impairment charge of $1,542 related to this equipment in the fourth quarter of 2007. Our remaining net book value for this equipment at March 31, 2008 was $1,094. This equipment is comprised of construction equipment, rolling stock, and generator sets. We are working with Ascot to resolve the issue of rental equipment, either through cash settlement or though an exchange of equipment.
     Global Settlement Agreement (”GSA”)
     On September 7, 2007, we finalized the GSA with Ascot. The significant components of the agreement include:
•	A reduction to the purchase price of $25,000, in resolution of all working capital adjustments as provided for in the Agreement;

•	Ascot agreed to provide supplemental backstop letters of credit in the amount of $20,322 issued by a non-Nigerian bank approved by the Company;

•	Ascot provided specific indemnities related to two ongoing projects that they acquired as part of the Agreement; and

•	Except as provided in the GSA, Ascot and the Company waived all of their respective rights and obligations relating to indemnifications provided in the Agreement concerning any breach of a covenant or representation or warranty.
     By finalizing the GSA with Ascot, we have further reduced our risk profile. The reduction to the purchase price was offset with amounts owed to us by Ascot of $11,299 under the TSA and $2,625 from a note payable. This resulted in a net payment to Ascot of $11,076. As a result of Ascot providing non-Nigerian backstop bank letters of credit that we have ready access to, we believe our risk of incurring losses from calls being made on our outstanding letters of credit is minimized. However, during the transition from us to Ascot, their operations in Nigeria have continued to be impacted by the same difficulties that led to our exit from Nigeria, as well as by additional challenges. Ascot’s continued willingness and ability to perform our former projects in West Africa are important factors to further reducing our risk profile in Nigeria and elsewhere in West Africa. As such, it was important to receive additional assurances from Ascot related to ongoing projects because of our continuing parent guarantees on those projects.
     Recently, we received our first notification asserting rights under one of our outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. We understand that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “...requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” We understand that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI, but simultaneously expressed that WAPCo was willing to re-engage WWAI under a new contract to finish some of the remaining WAGP contract work, and to otherwise provide transition services to facilitate the handover of other unfinished WAGP contract work to alternative contractors yet to be identified. To the Company’s knowledge, no such new contract has been concluded between WAPCo and WWAI.
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
     The GSA also resolved all working capital adjustment issues between us and Ascot. In resolving the working capital adjustment, we were able to relieve assets and liabilities from our books that we felt would have been components of any working capital adjustment. The completion of the GSA allowed us to recognize a gain on the transaction of $183. It also allowed us to move even closer to putting the Ascot transaction and our exit from Nigeria behind us and focus on better risk-adjusted opportunities.
     Additional financial disclosures on Discontinued Operations are provided in Note 14 – Discontinuance of Operations, Asset Disposals and Transition Services Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     In our Annual Report on Form 10-K for the year ended December 31, 2007, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2007, in the first quarter of 2008 there has been no change to our significant accounting policies.
     For further information regarding new accounting pronouncements and accounting pronouncements adopted in the first quarter of 2008, see Note 2 — New Accounting Pronouncements.
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
Three Months Ended March 31, 2008 Compared to Three Months ended March 31, 2007
Contract Revenue
     For the three months ended March 31, 2008, contract revenue increased $284,925 (137.8 percent) to $491,634 from $206,709 during the same period in 2007. The increase is due to revenue growth across all segments. A quarter-to-quarter comparison of revenue is as follows:

	Three months ended March 31,
				Percent
	2008	2007	Increase	Change
Upstream O&G	$344,423	$171,585	$172,838	100.7%
Downstream O&G	80,610	N/A	80,610	100.0%
Engineering	66,601	35,124	31,477	89.6%

Total	$491,634	$206,709	$284,925	137.8%

     Upstream O&G revenue increased $172,838 (100.7 percent) to $344,423 from $171,585 in 2007.  This favorable result consisted of increases in the U.S. of $91,091 (87.1 percent), Canada of $79,153 (161.3 percent) and Oman of $2,594 (14.5 percent).  In the U.S., revenue increased primarily because of $150,978 earned on two new major pipeline projects which began in the latter part of 2007 along with revenue from several new smaller projects, offset to some extent by two major projects completed in 2007 $77,897. In Canada, the increase was primarily due to approximately $72,680 of work related to our new pipeline division. In Oman, the increase was primarily from a contract for oilfield construction services.

     Downstream O&G revenue increased was $80,610 for the three months ended March 31, 2008. There is no revenue in the 2007 comparable period as this revenue is the product of our acquisition on InServ in November 2007. Downstream O&G revenue primarily consists of $17,394 from construction services, $16,788 from construction and turnaround work, $13,941 from tank services, $13,392 from field services and $9,913 from fabrication work.
     Engineering revenue increased $31,477 (89.6 percent) to $66,601 from $35,124 in 2007. The increase in revenue is a result of increased demand for pipeline and facility engineering services. The volume and size of projects performed in 2008 were significantly greater than in 2007. This increased activity level is reflected in the Engineering March 31, 2008 headcount of 646, up 40 percent over the same period in 2007, while maintaining very high utilization. In addition, the increased demand has resulted in significantly higher field service activity relating to right-of-way, environmental, and surveying.
Operating Income
     For the three months ended March 31, 2008, operating income increased $36,882 (1,840.4 percent) to $34,878 from an operating loss of $2,004 during the same period in 2007. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended March 31,
		Operating		Operating		Percent
	2008	Margin %	2007	Margin %	Increase	Change
Upstream O&G	$23,166	6.7%	$(6,500)	(3.8)%	$29,666	456.4%
Downstream O&G	2,947	3.7%	N/A	N/A	2,947	100.0%
Engineering	8,765	13.2%	4,496	12.8%	4,269	95.0%

Total	$34,878	7.1%	$(2,004)	(1.0)%	$36,882	1,840.4%

     Upstream O&G operating income increased $29,666 (456.4 percent) to $23,166 from an operating loss of $6,500 in 2007. The increase in operating income was a result of previously discussed revenue increases, which resulted in an increase of $36,064 in contract income.   Overall, contract margins for Upstream O&G increased, with the most significant increase occurring in the US where in 2007 severe weather impacted several lump sum projects.  Offsetting the contract income increase was an increase in G&A expense of $6,398 as a result of increases in labor and other costs required to support the 100.7 percent increase in revenue.
      Downstream O&G operating income was $2,947 for the three months ended March 31, 2008. There is no operating income in the 2007 comparable period as the Downstream O&G operating results are the product of our acquisition of InServ in November 2007. Operating income was negatively impacted $2,656 (3.3 percent) by the amortization of intangible assets.
      Engineering operating income increased $4,269 (95.0 percent) to $8,765 from $4,496 in 2007. The increase in operating income was primarily a result of strong demand for engineering services enabling high utilization and increased headcount while maintaining solid margins.
Non-Operating Items
     Interest, net expense increased $639 (71.8 percent) to $1,529 from $890 in 2007. The increase in net expense is primarily a result of decreased interest income of $558. The amount recorded in the three months ended March 31, 2007 was primarily a result of interest on cash received from the sale of our Nigeria assets and operations on February 7, 2007. The increase in interest expense is due to the continuous additions of capital equipment obtained through capital leases throughout 2007 and 2008. Since December 31, 2006, we have added property and equipment with a value of $66,328 through capital leases. The increase in interest expense due to capital lease obligations is partially offset by reduced interest expense as a result of the conversion of $63,093 in aggregate principal amount of the 2.75% and 6.5% senior convertible notes in 2007 and 2008.
     Provision for income taxes increased $13,562 to $13,817 from $255 in 2007. During the three months ended March 31, 2008, we recognized $13,817 of income tax expense on income from continuing operations before income taxes of $32,922 as compared to income tax expense of $255 on a loss from continuing operations before income taxes of $3,084 during the same period in 2007. The increase in the provision for income taxes is due to improved operating results of the Company, thereby generating more taxable income in 2008 as compared to 2007. In 2008, the Company has an estimated effective tax rate of 42 percent which is based on the statutory rates in the jurisdictions where the Company operates and estimates of costs that receive partial or no tax benefit. The Company’s primary work locations for 2008 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40 percent and 29.5 percent, respectively. Additionally, the Company incurs certain stewardship expenses that receive no tax benefit in Panama, where the Company is domiciled.

Income (loss) from Discontinued Operations, Net of Taxes
     Income (loss) from discontinued operations, net of taxes increased $11,067 (130.1 percent) to $2,559 from a loss of $8,508 during the same period in 2007. During the three months ended March 31, 2008, income from Discontinued Operations consisted of two pre-Nigeria sale insurance claim recoveries of $850 and $2,154 for events of loss we suffered prior to the sale of our Nigeria operations, offset by a $445 loss associated with services provided under the TSA to Ascot during the quarter. The loss incurred during the same period in 2007 was primarily from 38 days of Nigeria operations prior to its sale on February 7, 2007. During the three months ended March 31, 2008, cash consumed by operating activities of Discontinued Operations decreased $9,387 (97.3 percent) to cash used of $263 from $9,650 during the same period in 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the three months ended March 31, 2008, the results of our operations were our principal sources of funding. We anticipate that cash on hand, future cash flows from operations and the availability of a revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements in the near term. However, we are reviewing all opportunities, including accessing the public markets to the extent that market conditions and other factors permit to pursue business expansion opportunities including potential acquisitions. Our capital planning process is focused on utilizing cash in ways that enhance the value of our company. During the three months ended March 31, 2008, we used cash from operations to fund working capital needs and certain capital expenditures.
Additional Source of Capital
     2007 Credit Facility
     Concurrent with our public offering and the InServ acquisition on November 20, 2007, we replaced our synthetic credit facility with a $150,000 senior secured revolving credit facility (“2007 Credit Facility”) that can be increased to $200,000 with approval of the administrative agent. The entire facility is available for performance letters of credit and 33 percent of the facility is available for cash borrowings and financial letters of credit. See Note 7 – Long-term Debt for further discussion of the 2007 Credit Facility.
Cash Flows
     Cash flows provided by (used in) continuing operations by type of activity were as follows for the three months ended March 31, 2008 and 2007:

	2008	2007
Operating activities	$34,382	$(7,340)
Investing activities	(2,585)	128,788
Financing activities	(7,434)	(4,185)
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
     Operating Activities
      Operating activities of continuing operations provided $34,382 of cash in the three months ended March 31, 2008, compared to a use of $7,340 in same period in 2007. Cash provided in operating activities increased $41,722 primarily due to:
•	an increase in results of operations to net income from continuing operations of $19,105 in the three months ended March 31, 2008, as compared to a loss from continuing operations of $3,339 in the same period in 2007;

•	an increase in cash flow from the change in working capital accounts of $7,809, primarily attributable to the increase in accrued income taxes and contract billings in excess of costs and recognized income. The increase in these working capital accounts is directly related to the increased revenue and project activity in 2007 and 2008; and

•	an increase in the non-cash charges of $11,469, primarily attributable to the increased depreciation associated with the increased investments made in capital equipment, amortization of other intangible assets acquired in our acquisition of InServ in 2007, increased amortization of stock-based compensation, and the net change in our deferred tax position.

     Investing Activities
     Investing activities of continuing operations used $2,585 of cash in the three months ended March 31, 2008, compared to providing $128,788 during the same period in 2007. Cash flows from investing activities decreased $131,373 primarily due to:
•	disposition of discontinued operations in the three months ended March 31, 2007, which provided $130,568 of cash as compared to no dispositions in the same period in 2008; and

•	purchases of property, plant, and equipment in the three months ended March 31, 2008 used $3,556 of cash compared to $1,826 during the same period in 2007. These purchases consisted primarily of construction equipment to support our increased backlog.
     Financing Activities
     Financing activities of continuing operations used $7,434 of cash in the three months ended March 31, 2008 compared to $4,185 in the same period in 2007. Significant transactions impacting cash flows from financing activities were $3,624 of cash used to repay capital lease obligations in the three months ended March 31, 2008, as compared to $676 during the same period in 2007.
Capital Requirements
     During the three months ended March 31, 2008, continuing operations provided cash of $22,986. We believe that our improved financial results combined with our financial management will ensure sufficient cash to meet our capital requirements for continuing operations. We will continue to evaluate capital leases as a means to acquire equipment such that we maintain financial flexibility and whenever favorable rates are available. As such, we are focused on the following significant capital requirements:
•	providing working capital for projects in process and those scheduled to begin;

•	the procurement of additional construction equipment in light of our capital budget for 2008 of approximately $63,000;

•	pursuing additional acquisitions that will allow us to expand our service offering; and

•	installment payments due to the government related to fines and profit disgorgement.
     We believe that we will be able to support our ongoing working capital needs through our cash on hand, our operating cash flows and the availability of the cash borrowings under the 2007 Credit Facility, although we may be required to access the capital markets in the event we complete any significant acquisitions.
Contractual Obligations
     As of March 31, 2008, we had $91,407 of outstanding debt related to the convertible notes. In addition, we have entered into various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $70,372 at March 31, 2008. We have acquired a note to finance insurance premiums in the amount of $12,754 which had a balance of $11,020 at March 31, 2008.
     Other contractual obligations and commercial commitments, as detailed in our annual report on Form 10-K for the year ended December 31, 2007, did not materially change except for payments made in the normal course of business.
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 2 – New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS
     This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the energy industry, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
•	difficulties we may encounter in connection with the previous sale and disposition of our Nigeria assets and Nigeria based operations, including without limitation, obtaining indemnification for any losses we may experience if claims are made against any parent company guarantees we provided and which remained in place subsequent to the closing;

•	the consequences we may encounter if our settlements in principle with the DOJ and the SEC are not finalized, including the imposition of civil or criminal fines, penalties, disgorgement of profits, monitoring arrangements, or other sanctions that might be imposed as a result of government investigations;

•	the consequences we may encounter if our settlements in principle with the DOJ and the SEC are not finalized, including the loss of eligibility to bid for and obtain U.S. government contracts, and other civil and criminal sanctions which may exceed the current amount we have estimated and reserved in connection with the settlements in principle;

•	the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•	cancellation of projects, in whole or in part;

•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin but not contract income on the project;

•	curtailment of capital expenditures in the oil, gas, power, refining and petrochemical industries;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to obtain adequate financing;

•	inability to obtain sufficient surety bonds or letters of credit;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in the effective tax rate in countries where our work will be performed;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	the occurrence of the risk included on our reports and filings with the SEC; and

•	other factors, most of which are beyond our control.
     Consequently, all of the forward-looking statements made in the this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise. For a more complete description of the circumstances surrounding the actions of our current and former employees, see the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Unless the context otherwise requires, all references in this Form 10-Q to “Willbros,” the “Company,” “we,” “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, we are unable to match non-U.S. currency revenue with expenses in the same currency; we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2008 and 2007 or during the three months then ended.
     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2008, due to the generally short maturities of these items. At March 31, 2008, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At March 31, 2008, our only indebtedness subject to variable interest rates is certain capital lease obligations.
ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2008 the disclosure controls and procedures are not effective in alerting them on a timely basis to material information required to be included in our filings with the Securities and Exchange Commission due solely to one material weakness identified in our December 31, 2007 Annual Report on Form 10-K which continues to exist.
     Management’s previous conclusion that as of December 31, 2007, disclosure controls and procedures were not effective in alerting them on a timely basis to material information required to be included in our filings with the Securities and Exchange Commission was based solely on two material weaknesses in internal control over financial reporting. Management has concluded that as of March 31, 2008 one material weakness continues to exist while the other material weakness was successfully remediated.
     The first previously identified material weakness relates to inadequate management review of subcontract cost calculations for a fixed-price contract at our subsidiary in Canada. Remediation of this material weakness began immediately and is still in process. As remediation efforts are not complete, management concluded that the material weakness continues to exist as of March 31, 2008.
  The other previously identified material weakness relates to a lack of proper control over the update and review of the worker’s compensation insurance rate master file. Remediation of this material weakness began immediately and was successfully implemented. Accordingly, management concluded that this material weakness was remediated as of March 31, 2008.
(b) Remediation of Material Weaknesses
     The remediation plan for the first previously identified material weakness relating to management review of subcontract cost calculations began in the fourth quarter of 2007 and consists of:
•	Hiring an additional project controller;

•	Enhance the management review process; and

•	Introduce system upgrades to automate certain processes, which management believes will prevent the omission of previously identified costs, such as those described above.

     Management believes the steps identified above should remediate the identified material weakness. Management has completed the hiring of an additional project controller in the fourth quarter of 2007, has enhanced the management review process with an appropriate level of management involvement in the first quarter of 2008 and anticipates completion of the systems upgrades to be completed by the third quarter of 2008.
     The remediation plan for the other previously identified material weakness relating to the lack of proper control over the update and review of the worker’s compensation insurance rate master file consists of:
•	Developing additional documented control procedures to ensure the worker’s compensation insurance rate master file is accurately updated in a timely manner; and the worker’s compensation insurance cost calculations are performed accurately using the updated master file data.
  During the first quarter of 2008, management successfully developed and implemented documented control procedures, accurately updated master file data in a timely manner and verified that worker’s compensation insurance cost calculations were performed accurately using the updated master file date. Accordingly, based on the successful completion of the remediation plan above, management concluded that as of March 31, 2008, the previously identified material weakness was remediated.
(c) Changes in Internal Control Over Financial Reporting
     The development and implementation of documented control procedures to update the worker’s compensation insurance rate master file and verify worker’s compensation insurance cost calculations previously discussed represents a material change in our internal controls over financial reporting. There were no other changes during the quarter ended March 31, 2008 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For information regarding legal proceedings, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007, and Note 13 of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 13 as to legal proceedings is incorporated by reference herein.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2008:

				Maximum
				Number (or
			Total Number	Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares That
			Part of	May Yet Be
		Average	Publicly	Purchased
	Total Number	Price Paid	Announced	Under the
	of Shares	Per Share	Plans or	Plans or
	Purchased (1)	(2)	Programs	Programs
January 1, 2008 – January 31, 2008	18,233	$36.58	—	—
February 1, 2008 – February 29, 2008	—	—	—	—
March 1, 2008 – March 31, 2008	13,161	34.26	—	—

Total	31,394	$35.61	—	—

(1)	Shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.

(2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.
10	Amended and Restated Management Incentive Compensation Program (Effective February 26, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 1 3a-1 4(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.
Date: May 7, 2008	By:	/s/ Van A. Welch
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

Exhibit
Number	Description

10	Amended and Restated Management Incentive Compensation Program (Effective February 26, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 1 3a-1 4(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.