Form 10-Q
period 2008-06-30
WILLBROS GROUP INC
filed 2008-08-07
CIK 895450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of August 1, 2008 was 39,176,566.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2008

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$119,209	$92,886
Accounts receivable, net of allowance of $1,106 and $1,108	278,452	251,746
Contract cost and recognized income not yet billed	45,256	49,233
Prepaid expenses	19,815	7,555
Parts and supplies inventories	3,594	2,902
Assets of discontinued operations	2,641	3,211

Total current assets	468,967	407,533

Property, plant and equipment, net of accumulated depreciation of $111,287 and $97,268	167,741	159,766
Goodwill	143,937	143,241
Other intangible assets	44,964	50,206
Deferred tax assets	8,239	7,769
Other assets	8,599	10,898

Total assets	$842,447	$779,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$15,428	$12,132
Notes payable and current portion of other long-term debt	7,800	1,040
Current portion of government obligations	6,575	8,075
Accounts payable and accrued liabilities	170,234	156,342
Contract billings in excess of cost and recognized income	24,021	22,868
Accrued income taxes	6,105	4,750
Liabilities of discontinued operations	844	978

Total current liabilities	231,007	206,185

2.75% convertible senior notes	59,357	68,000
6.5% senior convertible notes	32,050	32,050
Capital lease obligations	45,065	39,090
Long-term portion of government obligations	13,150	24,225
Other long-term debt	—	34
Deferred tax liabilities	7,736	6,879
Long-term liability for unrecognized tax benefits	6,788	6,612
Other liabilities	237	237

Total liabilities	395,390	383,312

Contingencies and commitments (Note 12)

Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized; 39,320,886 shares issued (38,276,545 at December 31, 2007)	1,965	1,913
Capital in excess of par value	569,764	556,223
Accumulated deficit	(134,934)	(175,936)
Treasury stock at cost, 290,570 shares (222,839 at December 31, 2007)	(4,417)	(3,298)
Accumulated other comprehensive income	14,679	17,199

Total stockholders’ equity	447,057	396,101

Total liabilities and stockholders’ equity	$842,447	$779,413

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Contract revenue	$467,717	$156,743	$959,351	$363,452

Operating expenses:
Contract	400,755	141,841	826,488	338,758
Amortization of intangibles	2,586	—	5,242	—
General and administrative	28,434	13,760	56,801	25,556
Government fines	—	24,000	—	24,000

	431,775	179,601	888,531	388,314

Operating income (loss)	35,942	(22,858)	70,820	(24,862)

Other income (expense):
Interest income	787	1,840	1,793	3,404
Interest expense	(2,652)	(2,027)	(5,187)	(4,481)
Other, net	573	(502)	146	(692)
Loss on early extinguishment of debt	—	(15,375)	—	(15,375)

	(1,292)	(16,064)	(3,248)	(17,144)

Income (loss) from continuing operations before income taxes	34,650	(38,922)	67,572	(42,006)

Provision for income taxes	14,576	1,457	28,393	1,712

Net income (loss) from continuing operations	20,074	(40,379)	39,179	(43,718)
Income (loss) from discontinued operations net of provision for income taxes	(736)	(3,860)	1,823	(12,368)

Net income (loss)	$19,338	$(44,239)	$41,002	$(56,086)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.52	$(1.47)	$1.03	$(1.65)
Income (loss) from discontinued operations	(0.02)	(0.14)	0.05	(0.47)

Net income (loss)	$0.50	$(1.61)	$1.08	$(2.12)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.49	$(1.47)	$0.95	$(1.65)
Income (loss) from discontinued operations	(0.02)	(0.14)	0.04	(0.47)

Net income (loss)	$0.47	$(1.61)	$0.99	$(2.12)

Weighted average number of common shares outstanding:
Basic	38,378,246	27,515,593	38,197,763	26,505,438

Diluted	43,874,031	27,515,593	43,971,979	26,505,438

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

						Accumulated
			Capital in			Other	Total
	Common Stock		Excess of	Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Par Value	Par Value	Deficit	Stock	Income (Loss)	Equity

Balance, December 31, 2007	38,276,545	$1,913	$556,223	$(175,936)	$(3,298)	$17,199	$396,101
Comprehensive income:
Net income	—	—	—	41,002	—	—	41,002
Foreign currency translation adjustment	—	—	—	—	—	(2,520)	(2,520)

Total comprehensive income							38,482
Deferred compensation	—	—	4,517	—	—	—	4,517
Restricted stock grants	527,159	26	(26)	—	—	—	—
Vesting of restricted stock rights	20,269	1	(1)	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(1,119)	—	(1,119)
Exercise of stock options	53,000	3	681	—	—	—	684
Additional costs of public offering	—	—	(251)	—	—	—	(251)
Stock issued on conversion of 2.75% convertible senior notes	443,913	22	8,621	—	—	—	8,643

Balance, June 30, 2008	39,320,886	$1,965	$569,764	$(134,934)	$(4,417)	$14,679	$447,057

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$41,002	$(56,086)
Reconciliation of net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,823)	12,368
Depreciation and amortization	22,787	7,766
Amortization of debt issue costs	827	1,007
Amortization of deferred compensation, net	4,517	1,922
Loss on early extinguishment of debt	—	15,375
Loss (gain) on sales of property, plant and equipment	178	(847)
Provision for bad debts	1,104	42
Deferred income tax provision	1,061	(5,511)
Equity in joint ventures	(123)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(29,733)	36,312
Contract cost and recognized income not yet billed	2,487	(16,068)
Prepaid expenses	592	15,252
Parts and supplies inventories	(708)	(260)
Other assets	407	(1,408)
Accounts payable and accrued liabilities	14,977	80
Accrued income taxes	1,398	1,556
Contract billings in excess of cost and recognized income	1,239	(5,494)

Cash provided by operating activities of continuing operations	60,189	6,006
Cash provided by (used in) operating activities of discontinued operations	2,592	(16,219)

Cash provided by (used in) operating activities	62,781	(10,213)
Cash flows from investing activities:
Proceeds from the sale of discontinued operations, net	—	130,568
Proceeds from sales of property, plant and equipment	1,401	1,428
Rebates from purchases of property, plant and equipment	1,915	—
Purchases of property, plant and equipment	(13,749)	(7,938)
Acquisition of subsidiaries	846	(21,181)

Cash provided by (used in) investing activities of continuing operations	(9,587)	102,877
Cash used in investing activities of discontinued operations	—	—

Cash provided by (used in) investing activities	(9,587)	102,877
Cash flows from financing activities:
Payments of government fines	(12,575)	—
Payments on capital leases	(6,845)	(2,898)
Repayment of notes payable	(6,026)	(6,020)
Acquisition of treasury stock	(1,119)	(497)
Loss on early extinguishment of debt	—	(12,993)
Proceeds from exercise of stock options	684	602
Additional costs of public offering of common stock	(251)	—
Costs of debt issues	(166)	(286)

Cash used in financing activities of continuing operations	(26,298)	(22,092)
Cash used in financing activities of discontinued operations	—	—

Cash used in financing activities	(26,298)	(22,092)
Effect of exchange rate changes on cash and cash equivalents	(573)	(453)

Cash provided by all activities	26,323	70,119
Cash and cash equivalents, beginning of period	92,886	37,643

Cash and cash equivalents, end of period	$119,209	$107,762

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months
	Ended June 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$4,337	$4,038
Cash paid for income taxes (including discontinued operations)	$25,843	$5,782

Supplemental non-cash investing and financing transactions:
Equipment and property obtained by capital leases	$17,874	$25,125
Prepaid insurance obtained by note payable	$12,754	$10,051
Common stock issued for conversion of 2.75% convertible senior notes	$8,643	$—
Deposit applied to capital lease obligation	$1,432	$—
Receivable obtained by sale of discontinued operations	$—	$2,625
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. The Company and Basis of Presentation
     Willbros Group, Inc., a Republic of Panama corporation, and all of its majority-owned subsidiaries (the “Company,” “Willbros” or “WGI”) is an independent international contractor serving the oil, gas and power industries; government entities; and the refinery and petrochemical industries. The Company’s principal markets for continuing operations are the United States, Canada and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values may range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
     The accompanying Condensed Consolidated Balance Sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements as of June 30, 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes the presentations and disclosures herein are adequate to make the information not misleading. Certain prior period amounts have been reclassified to be consistent with current presentation. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2007 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2008, the results of operations and cash flows of the Company for all interim periods presented, and stockholders’ equity for the six months ended June 30, 2008.
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
     As discussed in Note 13 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company has disposed of certain assets and operations that are together classified as discontinued operations (collectively the “Discontinued Operations”). Accordingly, these Condensed Consolidated Financial Statements reflect these operations as discontinued operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.
     As of June 30, 2008 and December 31, 2007, respectively, the Company had $24,419 and $2,686 of cash and cash equivalents committed to specific project uses.
2. New Accounting Pronouncements
     SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. The adoption of this accounting pronouncement did not result in a material impact to the consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which removes certain leasing transactions from the scope of SFAS No. 157, and FSP Financial Accounting Standard 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
2. New Accounting Pronouncements (continued)
combination. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its consolidated financial statements.
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
     SFAS No. 141-R
     In December 2007, the FASB released Statements of Financial Accounting Standards No. 141-R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which are business combinations in the year ending December 31, 2009 for the Company. Early adoption is prohibited. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.
     SFAS No. 160
     In December 2007, the FASB released Statements of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of non-controlling owners and the interest of the parent. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements.
     FSP No. EITF 03-6-1
     In June 2008, the FASB released FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP provides that unvested share-based payments awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements for fiscal years beginning on or after December 15, 2008. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in this FSP. Early adoption is prohibited. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements.
     FSP No. APB 14-1
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements.
     FSP No. FAS 142-3
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Contracts in Progress
     Contract cost and recognized income not yet billed on uncompleted contracts arise when revenues have been recorded; however the amounts cannot be billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to the lesser of the expected revenue or cost incurred when realization of price approval is probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a reduction in revenues may be required to amounts that have been previously recorded.
     Contract cost and recognized income not yet billed and related amounts billed as of June 30, 2008 and December 31, 2007 was as follows:

	June 30,	December 31,
	2008	2007
Cost incurred on contracts in progress	$987,010	$720,799
Recognized income	140,492	74,228

	1,127,502	795,027
Progress billings and advance payments	(1,106,267)	(768,662)

	$21,235	$26,365

Contract cost and recognized income not yet billed	$45,256	$49,233
Contract billings in excess of cost and recognized income	(24,021)	(22,868)

	$21,235	$26,365

     Contract cost and recognized income not yet billed includes $792 and $86 at June 30, 2008, and December 31, 2007, respectively, on completed contracts.
4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the six months ended June 30, 2008, by business segment, are detailed below:

	Upstream	Downstream
	O&G	O&G	Consolidated
Balance as of December 31, 2007	$12,818	$130,423	$143,241
Purchase price adjustments	(581)	1,095	514
Translation adjustments and other	182	—	182

Balance as of June 30, 2008	$12,419	$131,518	$143,937

     The purchase price adjustments in the table above are due to changes in the estimated fair value assigned to the assets and liabilities acquired and contractual working capital adjustments.
The Company’s intangible assets as of June 30, 2008 were as follows:

				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period
Customer relationships	$40,500	$1,954	$38,546	11.5 yrs
Backlog	10,500	4,082	6,418	0.9 yrs

Total amortizable intangible assets	$51,000	$6,036	$44,964

     Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1.5 to 12.1 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
4. Goodwill and Other Intangible Assets (continued)
     Amortization expense included in net income for the three and six months ended June 30, 2008 was $2,586 and $5,242, respectively. Estimated amortization expense for the remainder of 2008 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2008	$5,178
2009	6,268
2010	3,352
2011	3,352
2012	3,352
2013	3,352
Thereafter	20,110

Total amortization	$44,964

5. Government Obligations
     Government obligations represent amounts due to government entities, specifically the United States Department of Justice (“DOJ”) and the SEC, in final settlement of the investigations involving violations of the Foreign Corrupt Practices Act (the “FCPA”) and violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In May 2008, the Company reached final agreements with the DOJ and the SEC to settle their investigations. As previously disclosed the agreements provided for an aggregate payment of $32,300. The Company will pay $22,000 in fines to the DOJ related to the FCPA violations, consisting of $10,000 paid on signing and $4,000 annually for three years thereafter, with no interest due on unpaid amounts. The Company will pay $10,300 to the SEC, consisting of $8,900 of profit disgorgement and $1,400 of pre-judgment interest, payable in four equal installments of $2,575 with the first installment paid on signing and annually for three years thereafter. Post-judgment interest will be payable on the outstanding $7,725.
     The profit disgorgement was related to projects in Nigeria included in the February 7, 2007 sale of the Company’s Nigeria assets and operations. The disgorged profit was previously recognized in the results from discontinued operations, and accordingly, the full amount of $10,300 was recorded as a charge to discontinued operations in the third quarter of 2007. The post-judgment interest accrued in conjunction with the installment payments to the SEC will be charged to discontinued operations as incurred. See Note 13 — Discontinuance of Operations, Asset Disposals, and Transitions Services Agreement for further information related to the Company’s discontinued operations.
     During the three months ended June 30, 2008, $12,575 of the aggregate obligation was relieved, which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of all pre-judgment interest.
     The remaining aggregate obligation of $19,725 has been classified on the Condensed Consolidated Balance Sheets as $6,575 in “Current portion of government obligations” and $13,150 in “Long-term portion of government obligations.” This division is based on payment terms that provide for three remaining equal installments of $2,575 and $4,000 to the SEC and DOJ, respectively.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
6. Long-term Debt
     Long-term debt as of June 30, 2008 and December 31, 2007 was as follows:

	June 30,	December 31,
	2008	2007

Capital lease obligations	$60,493	$51,222
2.75% convertible senior notes	59,357	68,000
6.5% senior convertible notes	32,050	32,050
Other long-term debt	65	99
2007 Credit Facility	—	—

Total long-term debt	151,965	151,371
Less: current portion	(15,493)	(12,197)

Long-term debt, net	$136,472	$139,174

2007 Credit Facility
     On November 20, 2007, the Company entered into a new credit agreement (the “Credit Agreement”), among Willbros USA, Inc., a subsidiary of the Company (“WUSA”), as borrower, the Company and certain of its subsidiaries as guarantors (collectively, the “Loan Parties”), and a group of lenders (the “Lenders”) led by Calyon New York Branch (“Calyon”). The Credit Agreement provides for a new three-year senior secured $150,000 revolving credit facility due 2010 (the “2007 Credit Facility”). The Company has the option, subject to obtaining commitment from one or more lenders and Calyon’s consent, to increase the size of the 2007 Credit Facility to $200,000 within the first two years of the closing date of the 2007 Credit Facility. The Company is able to utilize 100 percent of the 2007 Credit Facility to obtain performance letters of credit and 33.3 percent of the facility for cash advances for general corporate purposes and financial letters of credit. The 2007 Credit Facility is secured by substantially all of the assets of the Company, including those of the Loan Parties, as well as a pledge of 100 percent of the equity interests of WUSA and each of the Company’s other subsidiaries that are Loan Parties. The 2007 Credit Facility replaced the Company’s existing three-year $100,000 senior secured synthetic credit facility, which was scheduled to expire in October 2009.
     Fees payable under the 2007 Credit Facility include: (1) a commitment fee at a rate per annum equal to 0.50 percent of the unused 2007 Credit Facility capacity, payable quarterly in arrears; (2) a letter of credit fee on the face amount of all outstanding performance letters of credit equal to the applicable margin then in effect for performance letters of credit, payable quarterly in arrears; (3) a letter of credit fee on the face amount of all outstanding financial letters of credit equal to the applicable LIBOR rate margin then in effect, payable quarterly in arrears; and (4) a letter of credit fronting fee equal to 0.125 percent per annum on the face amount of all outstanding letters of credit. Interest on any cash borrowings is payable quarterly in arrears at a floating rate based on the base rate (as defined in the Credit Agreement) or, at the Company’s option, at a rate equal to the one-, two-, three-, or six-month Eurodollar rate (LIBOR) plus, in each case, an applicable margin as determined using a performance-based grid described in the Credit Agreement. The Credit Agreement includes customary affirmative and negative covenants, including: certain financial covenants described below; limitations on capital expenditures triggered by liquidity levels lower than $35,000; limitations on investments, including limitations on foreign cash investments, limitations on acquisitions and asset purchases, total indebtedness, and liens; restrictions on dividends and certain restricted payments; and limitations on certain asset sales and dispositions.
     A default under the Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Agreement, a failure to make payments when due under the Credit Agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings. A default under the Credit Agreement would permit Calyon and the lenders to restrict the Company’s ability to further access the 2007 Credit Facility for cash advances or letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. Unamortized debt issue costs associated with the creation of the 2007 Credit Facility total $1,250 and $1,302 and are included in other assets at June 30, 2008, and December 31, 2007, respectively. These costs are being amortized to interest expense over the three-year term of the Credit Facility ending October 2010.
     The 2007 Credit Facility also requires compliance with the following financial covenants:
•	A minimum net worth in an amount of not less than the sum of $337,706 plus 50 percent of consolidated net income earned in each fiscal quarter ended after June 30, 2008 plus adjustments for certain equity transactions;

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
6. Long-term Debt (continued)
•	A maximum leverage ratio of 2.25 to 1.00 for the fiscal quarter ending June 30, 2008 and two fiscal quarters thereafter and a maximum leverage ratio of 2.00 to 1.00 for each fiscal quarter ending after December 31, 2008;

•	A minimum fixed charge coverage ratio of not less than 3.25 to 1.00 for the fiscal quarter ending June 30, 2008 and two fiscal quarters thereafter and a fixed charge ratio of not less than 3.50 to 1.00 for each fiscal quarter thereafter; and

•	If the Company’s liquidity during any fiscal quarter falls below $35,000, a maximum capital expenditure ratio of 1.50 to 1.00 (cost of assets added through purchase or capital lease) for such fiscal quarter and for each of the three quarters thereafter.
     If these covenants are violated, it would be considered an event of default entitling the lenders to terminate the remaining commitment, call all outstanding letters of credit, and accelerate payment of any principal and interest outstanding. At June 30, 2008, the Company was in compliance with all of these covenants.
     As of June 30, 2008, there were no borrowings outstanding under the 2007 Credit Facility and there were $51,945 in outstanding letters of credit consisting of $32,063 issued for projects in continuing operations and $19,882 issued for projects related to Discontinued Operations.
6.5% Senior Convertible Notes
     The 6.5% Notes are governed by an indenture, dated December 23, 2005, that was entered into by and among the Company, as issuer, WUSA, as guarantor and The Bank of New York Mellon Corporation, as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6.5% Notes are convertible into shares of the Company’s stock and these underlying shares have been registered with the SEC. The resale of the 6.5% Notes, however, has not been registered with the SEC.
     The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 1,825,587 shares at June 30, 2008), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15.
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
     As of June 30, 2008, $32,050 of aggregate principal amount of the 6.5% Notes remains outstanding. Unamortized debt issuance costs of $1,637 and $1,819 associated with the 6.5% Notes are included in other assets at June 30, 2008 and December 31, 2007, respectively, and are being amortized over the seven-year period ending December 2012.
     A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of June 30, 2008, this covenant would not have precluded the Company from borrowing under the 2007 Credit Facility.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
6. Long-term Debt (continued)
2.75% Convertible Senior Notes
     On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019, or upon a change of control related event. On March 15, 2011, or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,048,641 shares at June 30, 2008 subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.
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
     On March 20, 2008, a holder exercised its right to convert, converting $8,643 in aggregate principal amount of the 2.75% Notes into 443,913 shares of the Company’s common stock. In connection with the conversion, the Company expensed a proportionate amount of its debt issue costs resulting in additional period interest of $187.
     Unamortized debt issue costs of $1,184 and $1,610 associated with the 2.75% Notes are included in other assets at June 30, 2008 and December 31, 2007, respectively, and are being amortized over the seven-year period ending March 2011.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
6. Long-term Debt (continued)
Capital Leases
     The Company has entered into multiple capital lease agreements to acquire construction equipment and automobiles. In aggregate, these leases have interest rates ranging from 4.30% to 8.95% and have typical terms of at least 30 months.
     Assets held under capital leases at June 30, 2008 and December 31, 2007 are summarized below:

	June 30,	December 31,
	2008	2007

Construction equipment	$71,634	$56,171
Autos, trucks and trailers	4,525	4,282
Furniture and office equipment	—	535

Total assets held under capital lease	76,159	60,988
Less: accumulated depreciation	(15,727)	(9,251)

Net assets under capital lease	$60,432	$51,737

7. Income (Loss) Per Share
     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is based on the weighted average number of shares outstanding during each period plus the assumed exercise of potentially dilutive stock options and warrants, conversion of convertible debt, and vesting of restricted stock and restricted stock rights less the number of treasury shares assumed to be purchased using the average market price of the Company’s stock for each of the periods presented. The Company’s convertible notes are included in the calculation of diluted income per share under the “if-converted” method. Additionally, diluted income per share for continuing operations is calculated excluding interest expense and amortization of debt issue costs associated with the convertible notes since these notes are treated as if converted into common stock.
     Basic and diluted income (loss) from continuing operations per common share for the three and six months ended June 30, 2008 and 2007 are computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income (loss) from continuing operations (numerator for basic calculation)	$20,074	$(40,379)	$39,179	$(43,718)
Add: Interest and debt issuance costs amortization associated with convertible notes	1,308	—	2,513	—

Net income (loss) from continuing operations applicable to common shares (numerator for diluted calculation)	$21,382	$(40,379)	$41,692	$(43,718)

Weighted average number of common shares outstanding for basic income (loss) per share	38,378,246	27,515,593	38,197,763	26,505,438
Weighted average number of potentially dilutive common shares outstanding	5,495,785	—	5,774,216	—

Weighted average number of common shares outstanding for diluted income (loss) per share	43,874,031	27,515,593	43,971,979	26,505,438

Income (loss) per common share from continuing operations:
Basic	$0.52	$(1.47)	$1.03	$(1.65)

Diluted	$0.49	$(1.47)	$0.95	$(1.65)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Income (Loss) Per Share (continued)
     The Company incurred net losses for the three and six months ended June 30, 2007, and has therefore excluded the securities listed below from the computation of diluted loss per share, as the effect would be anti-dilutive:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

2.75% Convertible senior notes	—	3,595,277	—	3,595,277
6.5% Senior convertible notes	—	1,825,589	—	1,825,589
Stock options	—	741,000	—	741,000
Warrants to purchase common stock	—	558,354	—	558,354
Restricted stock and restricted stock rights	—	514,815	—	514,815

	—	7,235,035	—	7,235,035

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
8. Segment Information
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
     The following tables reflect the Company’s reconciliation of segment operating results to net income (loss) in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007:
     For the three months ended June 30, 2008:

	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated

Revenue	$296,349	$112,136	$59,232	$467,717
Operating expenses	278,751	101,034	51,990	431,775

Operating income	$17,598	$11,102	$7,242	35,942

Other expense				(1,292)
Provision for income taxes				14,576

Net income from continuing operations				20,074
Loss from discontinued operations net of provision for income taxes				(736)

Net income				$19,338

     For the three months ended June 30, 2007:

	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated

Revenue	$113,965	$—	$42,778	$156,743
Operating expenses	114,537	—	41,064	155,601
Government fines	—	—	—	24,000

Operating income (loss)	$(572)	$—	$1,714	(22,858)

Other expense				(16,064)
Provision for income taxes				1,457

Net loss from continuing operations				(40,379)
Loss from discontinued operations net of provision for income taxes				(3,860)

Net loss				$(44,239)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Segment Information (continued)
     For the six months ended June 30, 2008:

	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated

Revenue	$640,772	$192,746	$125,833	$959,351
Operating expenses	600,008	178,697	109,826	888,531

Operating income	$40,764	$14,049	$16,007	70,820

Other expense				(3,248)
Provision for income taxes				28,393

Net income from continuing operations				39,179
Income from discontinued operations net of provision for income taxes				1,823

Net income				$41,002

     For the six months ended June 30, 2007:

	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated

Revenue	$285,550	$—	$77,902	$363,452
Operating expenses	292,622	—	71,692	364,314
Government fines	—	—	—	24,000

Operating income (loss)	$(7,072)	$—	$6,210	(24,862)

Other expense				(17,144)
Provision for income taxes				1,712

Net loss from continuing operations				(43,718)
Loss from discontinued operations net of provision for income taxes				(12,368)

Net loss				$(56,086)

     Total assets by segment as of June 30, 2008 and December 31, 2007 are presented below:

	June 30,	December 31,
	2008	2007

Upstream O&G	$415,377	$369,255
Downstream O&G	138,684	123,707
Engineering	54,941	50,286
Corporate	230,804	232,954

Total segment assets	$839,806	$776,202

9. Stockholders’ Equity
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
     If the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15 percent or more of the Company’s outstanding common stock, each Right entitles its holder to purchase, at the Right’s then-current exercise price, a number of acquiring company’s common shares having a market value of twice such price. In addition, if a person or group acquires 15 percent or more of the Company’s outstanding common stock, each Right entitles its holder (other than such person or members of such group) to

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
9. Stockholders’ Equity (continued)
purchase, at the Right’s then-current exercise price, a number of the Company’s common shares having a market value of twice such price.
     Prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the Company’s common stock, the Rights are redeemable for one-half cent per Right at the option of the Company’s Board of Directors.
Stock Ownership Plans
     During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan and the Director Plan was increased to 4,825,000 and 225,000, respectively, by stockholder approval. The Director Plan expired August 16, 2006. In August 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors. The number of shares authorized for issuance under the 2006 Director Plan was increased to 250,000 by stockholder approval.
     Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At June 30, 2008, the 1996 Plan had 512,382 shares and the 2006 Director Plan had 217,875 shares available for grant. Of the shares available at June 30, 2008, 175,000 shares in the 1996 Stock Plan are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. Compensation expense of $0 and $16, respectively, for the six months ended June 30, 2008 and 2007 and $0 for each of the three months ended June 30, 2008 and 2007 was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.
     The Company follows the fair value recognition provisions of FASB Statements of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”) using the modified prospective application method. Under this method, compensation cost recognized in the three and six months ended June 30, 2008 and 2007 includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company determines the fair value of stock options as of its grant date using the Black-Scholes valuation method.
     Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $2,084 and $935, respectively, for the three months ended June 30, 2008 and 2007 and $4,517 and $1,922, respectively, for the six months ended June 30, 2008 and 2007.
     No options were granted during the three or six months ended June 30, 2008 and 2007. Stock option activity for the six months ended June 30, 2008 consists of:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at January 1, 2008	418,750	$14.96
Granted	—	—
Exercised	53,000	12.90
Forfeited or expired	15,000	15.71

Outstanding at June 30, 2008	350,750	$15.25

Exercisable at June 30, 2008	229,916	$13.51

     As of June 30, 2008, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $10,019 and $6,966, respectively. The weighted average remaining contractual term of outstanding options is 6.08 years and the weighted average remaining contractual term of the exercisable options is 5.08 years at June 30, 2008. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $1,284 and $344, respectively.
     The total fair value of options vested during the six months ended June 30, 2008 and 2007 was $0 and $141, respectively, and $0 for each of the three months ended June 30, 2008 and 2007.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
9. Stockholders’ Equity (continued)
     The Company’s non-vested options at June 30, 2008 and the changes in non-vested options during the six months ended June 30, 2008 are as follows:

		Weighted
		Average Grant-
	Shares	Date Fair Value

Nonvested, January 1, 2008	130,834	$6.86
Granted	—	—
Vested	—	—
Forfeited or expired	10,000	5.65

Nonvested, June 30, 2008	120,834	$6.96

The Company’s RSU activity and related information for the six months ended June 30, 2008 consist of:

		Weighted
	Number of	Average Grant-
	RSU’s	Date Fair Value
Outstanding at January 1, 2008	548,688	$20.89
Granted	610,314	38.06
Vested	133,031	19.72
Forfeited	43,047	26.11

Outstanding June 30, 2008	982,924	$31.48

     The RSU’s outstanding at June 30, 2008 exclude 225,000 RSU’s having a weighted average grant-date fair value of $21.27, which are vested but have a deferred share issuance date of July 1, 2008. The total fair value of RSU’s vested during the six months ended June 30, 2008 and 2007 was $2,623 and $1,844, respectively.
     As of June 30, 2008, there was a total of $27,402 of unrecognized compensation cost related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.45 years.
Warrants to Purchase Common Stock
     On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 and 558,354 warrants outstanding at June 30, 2008 and 2007, respectively.
10. Income Taxes
     For interim financial reporting, the Company records the tax provision based on its estimate of the effective tax rate for the year. The Company has estimated an effective tax rate of 42 percent which is based on the statutory tax rates in the jurisdictions where the Company operates and estimates of costs that receive partial or no tax deduction. Primary work locations of the Company for the year will be the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40 percent and 30 percent, respectively. Moreover, the Company incurs certain stewardship expenses that receive no tax benefit in Panama.
11. Foreign Exchange Risk
     The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2008 or December 31, 2007.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Contingencies, Commitments and Other Circumstances
Contingencies
     Resolution of criminal and regulatory matters
     In May 2008, the previously disclosed agreement in principle with the United States Department of Justice (“DOJ”) and Willbros Group, Inc. (the “Company”), and its subsidiary, Willbros International, Inc. (“WII”), to settle the DOJ’s investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), reached final approval by the DOJ. The terms of the final agreement are included in a Deferred Prosecution Agreement (the “DPA”), more fully described below, which along with a six count criminal Information, was filed in the United States District Court, Southern District of Texas, Houston Division (the “Court”). When the requirements of the DPA are satisfied, the DOJ will dismiss the Information. Also in May 2008, a final agreement was reached by the Company with the Securities and Exchange Commission (the “SEC”) to resolve the SEC’s investigation into violations of the FCPA, the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The final settlement with the SEC has been entered and approved by the Court. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria.
     As described more fully below, the settlements together will require the Company to pay, over approximately three years, a total of $32,300 in penalties and disgorgement, plus post-judgment interest on $7,725 of that amount. In addition, WGI and WII will, for a period of approximately three years, each be subject to the DPA with the DOJ. Finally, the Company will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws.
     More specifically, the terms of the final settlement agreement concluded by the Company and WII on May 14, 2008 with the DOJ include the following:
•	The six counts include conspiracy to violate the FCPA, violations of the FCPA’s anti-bribery provisions and violations of the FCPA’s books-and-records provisions. Although the DOJ did not require the Company and WII to plead guilty, they face prosecution by the DOJ for the charges alleged in the Information, and possibly other charges as well, if they fail to comply with the DPA.

•	The DPA requires, for the three-year term of the DPA, continued full cooperation with the DOJ in its investigation; continued implementation of a compliance and ethics program to prevent and detect violations of the FCPA and other anti-corruption laws; and continued review of existing internal controls, policies and procedures in order to ensure that the Company and WII maintain adequate controls and a rigorous anti-corruption compliance code.

•	The DPA also requires the Company and WII, at their expense, to engage an independent monitor for three years to assess and make recommendations about their compliance with the DPA. The monitor selection process is now underway with the DOJ having taken under consideration the candidate for monitor proposed by the Company.

•	Provided that the Company and WII comply with the DPA, the DOJ has agreed not to prosecute the Company or WII based on the conduct described in the DPA and to move to dismiss the Information after three years.

•	As part of the DPA, the Company will pay $22,000 in fines in four installments, consisting of $10,000 on signing and $4,000 annually for three years thereafter, with no interest due on the unpaid amounts.
     With respect to the final settlement agreement concluded by the Company on May 14, 2008 with the SEC:
•	The SEC filed in the Court a Complaint (the “SEC Complaint”) and a proposed Agreed Final Judgment against the Company (the “Judgment”). Without admitting or denying the allegations in the SEC Complaint, the Company consented to the filing of the SEC Complaint and entry of the Judgment to resolve the SEC’s investigation. The SEC Complaint alleges civil violations of the FCPA’s anti-bribery provisions, the FCPA’s books-and-records and internal control provisions and various antifraud provisions of the Securities Act and the Exchange Act. Since approved by the Court, the Judgment now permanently enjoins the Company from violating the FCPA’s anti-bribery, books-and-records, and internal control provisions and certain antifraud provisions of the Securities Act and the Exchange Act.

•	The Judgment requires the Company to pay $8,900 for disgorgement of profits and $1,400 of pre-judgment interest. The disgorgement and pre-judgment interest are payable in four equal installments of $2,575, first on signing, and annually for three years thereafter. Post-judgment interest will be payable on the outstanding balance of $7,725. In January 2008, the Company deposited the first installment payment of $2,575 into an escrow account, as required by the SEC.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Contingencies, Commitments and Other Circumstances (continued)
     Failure by the Company to comply with the terms and conditions of either the DOJ or the SEC settlement could result in resumed prosecution and other regulatory sanctions.
     In addition, the Company previously disclosed that the Office of Foreign Assets Control (“OFAC”) was investigating allegations of violations of the Sudanese Sanctions Regulations occurring during October 2003. The Company voluntarily reported this matter to OFAC and also has reported to OFAC corrective measures and improvements to the Company’s OFAC compliance program. OFAC and Willbros USA, Inc. have agreed in principle to settle the allegations pursuant to which the Company will pay a total civil penalty not to exceed $30.
     Other
     In addition to the matters discussed above, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position. See Note 13 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement for discussion of commitments and contingencies associated with Discontinued Operations.
     Commitments
     From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, in which case the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2008, the Company had approximately $33,985 of letters of credit related to continuing operations and $19,882 of letters of credit related to Discontinued Operations in Nigeria. These amounts represent the maximum amount the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At June 30, 2008, the Company had bonds outstanding, primarily performance bonds, valued at $429,596 related to continuing operations. These amounts represent the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of June 30, 2008, no liability has been recognized for letters of credit or surety bonds, other than $1,556 recorded as the fair value of the letters of credit outstanding for the Nigeria operations. See Note 13 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for further discussion of these letters of credit.
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
     The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism through political risk insurance coverage that contains a 20 percent co-insurance provision. The Company has the usual liability of contractors for the completion of contracts and the warranty of its work. Where worked is performed through a joint venture, the Company also has possible liability for the contract completion and warranty responsibilities of its joint venture partners. In addition, the Company acts as prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying Condensed Consolidated Financial Statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Contingencies, Commitments and Other Circumstances (continued)
     Certain post-contract completion audits and reviews are periodically conducted by clients and/or government entities. While there can be no assurance that claims will not be received as a result of such audits and reviews, management does not believe a legitimate basis exists for any material claims. At present, it is not possible for management to estimate the likelihood of such claims being asserted or, if asserted, the amount or nature or ultimate disposition thereof.
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement
     Strategic Decisions
     In 2006, the Company announced that it intended to sell its TXP-4 Plant, and its assets and operations in Venezuela and Nigeria, which led to their classification as Discontinued Operations. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as “Income (loss) from discontinued operations, net of provision for income taxes” for all periods presented.
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
     In connection with the sale of its Nigeria assets and operations, the Company and its subsidiary Willbros International, Inc. (“WII”) entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”), the parent company of Ascot (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley will indemnify the Company and WII for any obligations incurred by the Company or WII in connection with the parent company guarantees (the “Guarantees”) that the Company and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either the Company, WII or both may be contractually obligated, in varying degrees, under the Guarantees to perform or cause to be performed work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate estimated cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33,157. The associated liability was included in the liabilities acquired by Ascot and Berkeley.
     The Company has received its first notification asserting rights under one of the outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. The Company understands that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “...requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” The Company understands that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI, but simultaneously expressed that WAPCo was willing to re-engage WWAI under a new contract to finish some of the remaining WAGP contract work, and otherwise provide transition services to facilitate the handover of other unfinished WAGP contract work to alternative contractors. To the Company’s knowledge, no such contract has been concluded between WAPCo and WWAI.
     Also, on February 1, 2008, the Company received a letter from WAPCo reminding the Company of the parent guarantee on the WAGP contract and requesting that the Company remedy WWAI’s default under that contract, as amended. On previous occasions, the Company has advised WAPCo that, for a variety of legal, contractual, and other reasons, the Company did not consider its prior WAGP contract parent guarantee to have continued application, and the Company reiterated that position to WAPCo in the its response to WAPCo’s February 1, 2008 letter. WAPCo disputes the Company’s position that the Company is no longer bound by the terms of the Company’s prior parent guarantee of the WAGP contract and has reserved all its rights in that regard. The Company anticipates that this developing dispute with WAPCo could result in a lengthy arbitration proceeding between WAPCo and WWAI in the London Court of International Arbitration to determine the validity of the alleged default notice issued by WAPCo to WWAI, including any resulting damage award, in combination with a lawsuit between WAPCo and the Company in the English Courts under English law to determine the enforceability, in whole or in part, of the Company’s parent guarantee, which the Company expects to be a lengthy process.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     The Company currently has no employees working in Nigeria and has no intention of returning to Nigeria. If ultimately it is determined by an English Court that the Company is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against the Company directly under the Company’s parent company guarantee, and, in either case, the Company is unable to enforce the Company rights under the Indemnity Agreement entered into with Ascot and Berkeley in connection with the WAGP contract, the Company may experience substantial losses. However, management cannot, at this time, predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the Indemnity Agreement given in the Company’s favor by Ascot and Berkeley will protect us. Based upon the Company’s current knowledge of the relevant facts and circumstances, the Company does not expect that the outcome of the dispute will have a material adverse effect on the Company financial condition or results of operations.
     Letters of Credit
     At the time of the February 7, 2007 sale of its Nigeria assets and operations, the Company had four letters of credit outstanding totaling $20,322 associated with Discontinued Operations (the “Discontinued LC’s”). In accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), a liability was recognized for $1,575 related to the letters of credit. This liability will be released as each of the Discontinued LC’s are released or expire and the Company is relieved of its risk related to the Discontinued LC’s. One of the Discontinued LC’s expired in December 2007 in the amount of $440 resulting in the release of the fair value of this LC and leaving a remaining FIN 45 liability of $1,556 at June 30, 2008. As these LC’s expire, the associated fair value will result in a positive impact to the cumulative gain on the sale of the Nigeria operations and assets. The three remaining Discontinued LC’s are scheduled to expire in the amount of $19,759 on August 31, 2008 and $123 on February 28, 2009.
     In accordance with the Agreement, the Discontinued LC’s are backstopped by U.S. dollar denominated letters of credit issued by Intercontinental Bank Plc, a Nigerian bank. Additionally, in accordance with the Global Settlement Agreement (the “GSA”), the Discontinued LC’s are supplementally backstopped by letters of credit issued by an international bank based in Paris, France, with a Standard and Poor’s rating of AA+/Stable as of July 15, 2008. Management believes these backstop letters of credit provide loss security to the Company in the event any of the Company’s outstanding Discontinued LC’s are called.
     Transition Services Agreement
     Concurrent with the Nigeria sale, the Company entered into a two-year Transition Services Agreement (“TSA”) with Ascot. Under the agreement, the Company was primarily providing labor in the form of seconded employees to work under the direction of Ascot along with specifically defined work orders for services generally covered in the TSA. Ascot has agreed to reimburse the Company for these services. For the three and six months ended June 30, 2008, these reimbursable contract costs totaled approximately $1,085 and $2,563, respectively. Both the Company and Ascot have been working to shift the transition services provided by the Company to direct services secured by Ascot. That effort is substantially complete in that the Company has no employees still seconded to Ascot working in West Africa generally, or Nigeria specifically.
     Although the services provided under the TSA generate transactions between the Company and Ascot, the amounts are not considered to be significant. Additionally, as noted above, the Company’s level of support has decreased over the term of the TSA to date such that the employees and services formerly provided by the Company have now been substantially assumed by Ascot independently and for their own account. The Company does not have the ability to significantly influence the operating or financial policies of Ascot. Under the provisions of Emerging Issues Task Force Issue 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”), the Company has no significant continuing involvement in the operations of the former assets and operations owned in Nigeria. Accordingly, income (loss) generated by the TSA is shown, net of costs incurred, as a component of “Income (loss) from discontinued operations, net of provision for income taxes” on the Condensed Consolidated Statements of Operations, and its assets and liabilities are shown as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively, in the Condensed Consolidated Balance Sheets.
     Residual Equipment in Nigeria
     In conjunction with the TSA, the Company has made available certain equipment to Ascot for use in Nigeria and at times, in Benin, Togo, and Ghana. This equipment was not sold to Ascot under the Agreement. The Company has not resolved with Ascot the rental rates for this equipment. Therefore, we have not recorded a receivable related to the use of the equipment, but have incurred and recorded all necessary depreciation and holding costs. Due to business and legal conditions in Nigeria, the Company recorded an impairment charge of $1,542 related to this equipment located in Nigeria in the fourth quarter of 2007. The Company’s net book value for the equipment in West Africa at June 30, 2008 and December 31, 2007 was $841 and $1,205, respectively. This equipment is comprised primarily of construction equipment, rolling stock, and generator sets.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Venezuela
     Business Disposal
     On November 28, 2006, the Company completed the sale of its assets and operations in Venezuela. The Company received total compensation of $7,000 in cash and $3,300 in the form of a commitment from the buyer, to be paid on or before December 4, 2013. The repayment commitment is secured by a 10 percent interest in a Venezuelan financing joint venture. As of June 30, 2008, no payment on the commitment has been made. The Company estimates no gain or loss on the sale of its assets and operations in Venezuela.
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
     Profit Disgorgement
     In the fourth quarter of 2007, the Company reached an agreement in principle with the staff of the SEC to resolve the investigation of violations of the Foreign Corrupt Practices Act and the U.S. securities laws related to projects in Bolivia, Ecuador and Nigeria. As a result of this agreement in principle, which was then still subject to approval by the SEC and the Court, the Company recorded a $10,300 charge to discontinued operations. In May 2008, the Company finalized the agreement with the SEC and later received Court approval of the settlement. The Company will pay $10,300 plus post-judgment interest due on unpaid amounts. The $10,300 is profit disgorgement, inclusive of pre-judgment accrued interest on the disgorged profit, related to projects in Nigeria included in the February 7, 2007 sale of the Company’s Nigeria assets and operations. The disgorged profit was previously recognized in the results from discontinued operations, and accordingly, the full amount of $10,300 is recorded as a charge to discontinued operations in the third quarter of 2007. The Company will incur post-judgment interest charges related to the profit disgorgement payable to the SEC. This interest accrual will be charged to the results of discontinued operations as incurred. During the three and six months ended June 30, 2008, the Company recorded $97 of interest in conjunction with profit disgorgement payable to the SEC. See Note 12 — Contingencies, Commitments and Other Circumstances for further discussion of the final agreement.
     Insurance Recovery
     During the six months ended June 30, 2008, income from Discontinued Operations consisted of two pre-Nigeria sale insurance claim recoveries of $850 and $2,154 for events of loss the Company suffered prior to the sale of its Nigeria operations.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Results of Discontinued Operations
     Condensed Statements of Operations of the Discontinued Operations for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008
			Discontinued
	Nigeria	Nigeria TSA	Operations

Contract revenue	$—	$439	$439

Operating expenses:
Contract	—	1,072	1,072
General and administrative	—	13	13

Operating loss	—	(646)	(646)
Other income (expense)	(97)	14	(83)

Income (loss) before income taxes	(97)	(632)	(729)
Provision for income taxes	—	7	7

Net income (loss)	$(97)	$(639)	$(736)

	Three Months Ended June 30, 2007
			Discontinued
	Nigeria	Nigeria TSA	Operations

Contract revenue	$—	$10,719	$10,719

Operating expenses:
Contract	—	10,285	10,285
General and administrative	—	346	346

Operating income	—	88	88
Other income (expense)	(3,603)	1	(3,602)

Income (loss) before income taxes	(3,603)	89	(3,514)
Provision for income taxes	—	346	346

Net income (loss)	$(3,603)	$(257)	$(3,860)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

	Six Months Ended June 30, 2008
			Discontinued
	Nigeria	Nigeria TSA	Operations

Contract revenue	$—	$1,669	$1,669

Operating expenses:
Contract	—	2,530	2,530
General and administrative	—	33	33

Operating loss	—	(894)	(894)
Other income (expense)	2,907	(175)	2,732

Income (loss) before income taxes	2,907	(1,069)	1,838
Provision for income taxes	—	15	15

Net income (loss)	$2,907	$(1,084)	$1,823

	Six Months Ended June 30, 2007
			Discontinued
	Nigeria(1)	Nigeria TSA	Operations

Contract revenue	$30,046	$17,081	$47,127

Operating expenses:
Contract	34,360	16,149	50,509
General and administrative	3,472	441	3,913

Operating income (loss)	(7,786)	491	(7,295)
Other income (expense)	(3,387)	1	(3,386)

Income (loss) before income taxes	(11,173)	492	(10,681)
Provision for income taxes	1,092	595	1,687

Net income (loss)	$(12,265)	$(103)	$(12,368)

(1)	Reflects operations through February 7, 2007.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Financial Position of Discontinued Operations
     Condensed Consolidated Balance Sheets of the Discontinued Operations are as follows:

	June 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$308	$211
Accounts receivable, net	721	296
Prepaid expenses	135	879

Total current assets	1,164	1,386
Property, plant and equipment, net	841	1,205
Other assets	636	620

Total assets	2,641	3,211
Current liabilities:	844	978

Total current liabilities	844	978

Net assets of discontinued operations	$1,797	$2,233

14. Subsequent Events
     In July 2008, the Company decided to sell one of its fabrication facilities in Edmonton, Alberta, Canada. The Company determined that the capital employed in this facility would be better applied to the other fabrication location located in Edmonton, as well as to support the Company’s cross-country pipeline business in Canada. The Company believes it can execute its fabrication business utilizing its other fabrication facility in Edmonton, Alberta, Canada and this does not represent a discontinuance of operations for any business lines in Canada. As of June 30, 2008, this facility is included in the Upstream O&G segment. The Company expects to locate a buyer and close this sale within the 2008 calendar year. The Company expects to recognize a gain on the disposition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2008 and 2007, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
•	Focus resources in markets with the highest risk-adjusted return. We believe North America currently offers us the highest risk-adjusted returns and the majority of our resources are focused on this region. For the second quarter of 2008 we earned 95.5 percent of our revenue in North America. However, we continue to seek international opportunities which can provide superior risk-adjusted returns and believe our extensive international experience is a competitive advantage. We believe that markets in North Africa and the Middle East, where we also have substantial experience, may offer attractive opportunities for us in the future given mid and long-term industry trends.

•	Maintain a conservative contract portfolio. Our current contract portfolio is composed of 78.9 percent cost-reimbursable work which provides for a more equitable allocation of risk between us and our customers. While strong current market conditions have been beneficial in transitioning our backlog away from higher-risk, fixed-price contracts, we intend to maintain a balanced risk-to-reward portfolio. The shift to a cost reimbursable/fixed fee contract structure has protected us from significant cost increases that could have adversely impacted our income. One project had significant cost reimbursements in excess of the original contract value. We have passed this cost escalation to the client, while putting none of our fee at risk. We have also negotiated significant incentive opportunities with this client that if recognized, will favorably impact our income and final margin on this project.

•	Ethical business practices. We demand that all of our employees and representatives conduct our business in accordance with the highest ethical standards—in compliance with applicable laws, rules and regulations, with honesty and integrity, and in a manner which demonstrates respect for others.
     Leverage core capabilities and industry reputation into a broader service offering.
     We believe the global energy infrastructure market for the services we provide remains capacity constrained and we are focused on new opportunities within this market. Additionally, we believe our core capabilities can be expanded beyond the global energy infrastructure market and we are selectively evaluating these prospects. In 2007, we completed two acquisitions that expanded our service offerings as well as the regions where we deliver those services. We continue to explore opportunities to grow our business via acquisition.
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
     As we address increasingly larger projects and the complex interaction of executing multiple projects simultaneously, we must possess the financial flexibility to meet material, equipment and personnel needs to support our project commitments. For the six months ended June 30, 2008, we increased our working capital position, for continuing operations, by $37,048 (18.6 percent) to $236,163 from $199,115 at December 31, 2007. This improved financial position has allowed us to utilize fewer performance letters of credit as security in our projects. We have been able to replace the relatively high-cost letters of credit with lower cost surety bonding, improving our overall financial flexibility. We intend to use our credit facility for performance letters of credit, financial letters of credit and cash borrowings. Our continued emphasis is on the maintenance of a strong balance sheet to maximize flexibility and liquidity for the development and growth of our business.

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
Significant Business Developments
     During the six months ended June 30, 2008, we continued to build on our world-wide reputation as a contractor. Positive events included:
•	We completed our first major Canadian pipeline construction project since last year’s acquisition in Canada. This project was a significant success and contributed to our diluted earnings per share.

•	We delivered our fourth consecutive quarter of net income from continuing operations, generating $39,179 of income during the six months ended June 30, 2008. We believe this is the result of new processes and vision for the Company and the steps that are being taken to achieve this vision.

•	We achieved $60,189 of positive operating cash flow for the six months ended June 30, 2008, an improvement of $54,183 over the comparable period a year ago.

•	We were awarded contracts for the Canadian Mainline Pipeline Project and a segment of the Alberta Clipper pipeline further solidifying our strategic moves in 2007 to expand our capabilities and market offerings in Canada.
Financial Summary
     Results and Financial Position
     For the three months ended June 30, 2008, we achieved net income from continuing operations of $20,074 or $0.52 per basic share and $0.49 per diluted share on revenue of $467,717. This compares to a net loss from continuing operations of $40,379 or $1.47 per basic and diluted share on revenue of $156,743 for the three months ended June 30, 2007. Two significant events affected the net loss during the quarter ended June 30, 2007: (1) we recognized a charge of $24,000 for the estimated financial resolution of the ongoing SEC and DOJ investigations, and (2) we recorded a loss on early extinguishment of debt of $15,375 related to the induced conversion of a portion of the 6.5% senior convertible notes.
     Revenue for the three months ended June 30, 2008 increased $310,974 (198.4 percent) to $467,717 from $156,743 during the same period in 2007. Following are the key components of the increase in revenue:
•	Commencement of work on new engineering and pipeline construction projects in the United States in addition to the carryover of existing projects commencing late in 2007 and during the first quarter of 2008; and

•	Revenue of $112,136 in 2008 from the Downstream O&G segment derived from our acquisition of InServ in November 2007.
     Operating income for the three months ended June 30, 2008 increased $58,800 (257.2 percent) to $35,942 from an operating loss of $22,858 during the same period in 2007, and operating margin increased 22.3 percent to 7.7 percent in 2008 from a negative operating margin of 14.6 percent in 2007. The operating income increase was a result of the increase in contract income of $52,060 (349.3 percent) from 2007, partially offset by the increase in general and administrative (“G&A”) expenses of $14,674 and $2,586 of amortization of intangibles in 2008. The operating income during the same period in 2007 was also negatively impacted by the $24,000 in government fines and penalties recognized compared to no fines recognized during 2008.
     Other non-operating, net expense for the three months ended June 30, 2008 decreased $14,772 (92.0 percent) to $1,292 from $16,064 during the same period in 2007. The decrease in net expense is primarily a result of the $15,375 loss on early extinguishment of debt recorded in 2007 related to the induced conversion of a portion of the 6.5% Notes.
     The provision for income taxes for the three months ended June 30, 2008 increased $13,119 to $14,576 on income from continuing operations before income taxes of $34,650 as compared to a provision for income taxes of $1,457 on a loss from continuing operations before income taxes of $38,922 during the same period in 2007. The increase in the provision for income taxes is due to improved operating results in the U.S., thereby generating more taxable income in 2008 as compared to 2007. In 2008 the Company has an estimated annual effective tax rate of 42 percent which is based on the statutory rates of the jurisdictions in which the Company works, and estimates of costs that receive partial or no tax benefit. The Company’s primary work locations for 2008 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40 percent and 30 percent, respectively. Additionally, the Company incurs certain stewardship expenses which receive no tax benefit in Panama, where the Company is domiciled. The circumstances that gave rise to the Company recording a provision for income taxes while incurring losses during 2007 was primarily due to those expenses in Panama that received no tax benefit.

     Working capital as of June 30, 2008, for continuing operations, increased $37,048 (18.6 percent) to $236,163 from $199,115 at December 31, 2007. The increase in working capital was primarily driven by an increase in cash of $26,323 and prepaid expenses of $12,260, partially offset by an increase in accrued income taxes of $1,355.
     Our debt to equity ratio as of June 30, 2008, decreased to 0.36:1 from 0.39:1 at December 31, 2007, primarily as a result of payments of $12,575 made to the SEC and DOJ during the three months ended June 30, 2008. For the six months ended June 30, 2008, the Company added $7,354 of debt, net of repayments and non-cash reductions, which was offset by a $50,956 increase in equity. The increase in debt is the result of the incurrence of new debt for capital leases and an insurance note payable together totaling $30,628, partially offset by reductions of debt for the conversion of $8,643 of principal of the 2.75% convertible senior notes, repayments of $12,871 of notes payable and capital lease obligations and $328 for currency revaluations. The increase in equity is primarily a result of $41,002 of net income recognized and the conversion of $8,643 of the 2.75% convertible senior notes.
     Consolidated cash flows provided during the six months ended June 30, 2008, including discontinued operations, decreased $43,796 to $26,323 from $70,119 during the same period in 2007. Cash provided by operating activities increased $72,994 (714.7 percent) to $62,781 from cash used of $10,213 in 2007. Cash used in investing activities increased $112,464 (109.3 percent) to $9,587 from cash provided of $102,877 in 2007. Cash used in financing activities increased $4,206 (19.0 percent) to $26,298 from $22,092 in 2007. The effect of exchange rates on cash during the six months ended June 30, 2008 negatively impacted cash by $573, an increase of $120 from $453 during the same period in 2007.
     Other Financial Measures
     Backlog
     In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is focused on backlog additions and capturing quality backlog with margins commensurate with the risks associated with a given project.
     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At the June 30, 2008, total backlog from continuing operations decreased $5,406 (0.4 percent) to $1,300,035 from $1,305,441 at December 31, 2007. There was no backlog for discontinued operations at June 30, 2008 and December 31, 2007, respectively. We consider the composition of our backlog between fixed-price and cost reimbursable contracts just as important as the overall growth of backlog. Cost reimbursable contracts comprised 78.9 percent of backlog at June 30, 2008 versus 74.9 percent of backlog at December 31, 2007. We expect that approximately $984,699 or approximately 75.7 percent, of our existing total backlog at June 30, 2008 will be recognized in revenue during the remainder of 2008.
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
     The following tables show our backlog by operating segment and geographic location as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Operating Segment
Upstream O&G	$975,443	75.1%	$941,301	72.1%
Downstream O&G	212,378	16.3%	199,646	15.3%
Engineering	112,214	8.6%	164,494	12.6%

Total, continuing operations	1,300,035	100.0%	1,305,441	100.0%

Discontinued operations	—		—

Total backlog	$1,300,035		$1,305,441

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Geographic Region
United States	$932,932	71.8%	$1,014,351	77.7%
Canada	288,087	22.2%	215,527	16.5%
Oman	79,016	6.0%	75,563	5.8%

Total backlog	$1,300,035	100.0%	$1,305,441	100.0%

     EBITDA from Continuing Operations
     We use earnings before net interest, income taxes, depreciation and amortization (“EBITDA”) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours.
A reconciliation of EBITDA from continuing operations to GAAP financial information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss) from continuing operations	$20,074	$(40,379)	$39,179	$(43,718)
Interest, net	1,865	187	3,394	1,077
Provision for income taxes	14,576	1,457	28,393	1,712
Depreciation and amortization	12,083	4,310	22,787	7,766

EBITDA	$48,598	$(34,425)	$93,753	$(33,163)

     EBITDA from continuing operations for the three months ended June 30, 2008 increased $83,023 (241.2 percent) to $48,598 from $(34,425) during the same period in 2007. The increase in EBITDA during the three months ended June 30, 2008, is primarily a result of increased contract income of $56,131 (excluding depreciation) partially offset by an increase in G&A of $13,556 (excluding depreciation) and a decrease in government fines of $24,000. The increase in contract income (excluding depreciation) also reflects an increase in contract margin of 4.3 percent to 15.9 percent during the three months ended June 30, 2008, from 11.6 percent during the same period in 2007.
     EBITDA from continuing operations for the six months ended June 30, 2008 increased $126,916 (382.7 percent) to $93,753 from $(33,163) during the same period in 2007. The increase in EBITDA during the six months ended is primarily a result of increased contract income of $116,667 (excluding depreciation) partially offset by an increase in G&A of $29,964 (excluding depreciation) and a decrease in government fines of $24,000. The increase in contract income (excluding depreciation) also reflects an increase in contract margin of 6.9 percent to 15.3 percent during the six months ended June 30, 2008, from 8.4 percent during the same period in 2007.
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
     For the three months ended June 30, 2008, the loss from Discontinued Operations was $736 or $0.02 per basic and diluted share. This compares to a loss from Discontinued Operations of $3,860 or $0.14 per basic and diluted share for the three months ended June 30, 2007. For the six months ended June 30, 2008, income from Discontinued Operations was $1,823 or $0.05 per basic share and $0.04 per diluted share compared to a loss of $12,368 or $0.47 per basic and diluted share for the six months ended June 30, 2007. During the six months ended June 30, 2008, income from Discontinued Operations consisted of two pre-Nigeria sale insurance claim recoveries of $850 and $2,154, offset by a $1,181 loss associated with services provided under the TSA to Ascot during the period. The loss incurred during the same period in 2007 was primarily due to 38 days of Nigeria operations prior to its sale on February 7, 2007. During the six months ended June 30, 2008, cash provided by operating activities of Discontinued Operations increased $18,811 (116.0 percent) to cash provided of $2,592 from $16,219 of cash used during the same period in 2007.
     Transition Services Agreement
     Concurrent with the sale of our Nigeria assets and Nigeria-based operations, we entered into a two-year Transition Services Agreement (“TSA”) with Ascot. Under the TSA, we were primarily providing equipment and labor in the form of seconded employees to work under the direction of Ascot. Ascot has agreed to reimburse us for the seconded employee transition services costs. There remain unresolved issues related to the use of our equipment as described below which we are working toward resolving. Through June 30, 2008, reimbursable costs totaled approximately $2,563. Both the Company and Ascot have been working to shift the transition services provided by us to direct services secured by Ascot. That effort is substantially complete in that we currently have no employees seconded to Ascot working in West Africa generally, or Nigeria specifically.
     As previously discussed, we have made available certain equipment to Ascot for its use. This equipment was not sold to Ascot under the Agreement. Due to business and legal conditions in Nigeria, we recorded an impairment charge of $1,542 related to this equipment in the fourth quarter of 2007. Our remaining net book value for this equipment at June 30, 2008 was $841. This equipment is comprised primarily of construction equipment, rolling stock, and generator sets.

          Global Settlement Agreement (“GSA”)
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
     By finalizing the GSA with Ascot, we have further reduced our risk profile. The reduction to the purchase price was offset with amounts owed to us by Ascot of $11,299 under the TSA and $2,625 from a note payable. This resulted in a net payment to Ascot of $11,076. As a result of Ascot providing non-Nigerian backstop bank letters of credit that we have access to, we believe our risk of incurring losses from calls being made on our outstanding letters of credit is minimized.
     However, since we sold our Nigeria assets and Nigeria-based operations in West Africa to Ascot in February 2007, Ascot’s operations in Nigeria and elsewhere in West Africa have continued to be impacted by many of the same difficulties that led to our exit from Nigeria and West Africa, as well as by additional challenges, including various financial difficulties that we understand Ascot may from time to time be experiencing. Accordingly, Ascot’s continued willingness and ability to perform our former projects in West Africa continue to be important factors to further reducing our risk profile in Nigeria and elsewhere in West Africa. There can be no assurance that we will be successful, if the need arises, in enforcing our indemnity rights against Ascot and Berkeley Group, plc (“Berkeley”), the parent company of Ascot.
     In early 2008, we received our first notification asserting rights under one of our outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. We understand that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “...requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” We understand that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI, but simultaneously expressed that WAPCo was willing to re-engage WWAI under a new contract to finish some of the remaining WAGP contract work, and to otherwise provide transition services to facilitate the handover of other unfinished WAGP contract work to alternative contractors. To our knowledge, no such new contract has been concluded between WAPCo and WWAI.
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
     We currently have no employees working in Nigeria and have no intention of returning to Nigeria. If ultimately it is determined by an English Court that we are liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against us directly under our parent company guarantee, and, in either case, we are unable to enforce our rights under the Indemnity Agreement entered into with Ascot and Berkeley in connection with the WAGP contract, we may experience substantial losses. However, management cannot, at this time, predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot will protect us. Based upon our current knowledge of the relevant facts and circumstances, we do not expect that the outcome of the dispute will have a material adverse effect on our financial condition or results of operations.
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
     Additional financial disclosures on Discontinued Operations are provided in Note 13 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement.

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
Three Months Ended June 30, 2008 Compared to Three Months ended June 30, 2007
Contract Revenue
     For the three months ended June 30, 2008, contract revenue increased $310,974 (198.4 percent) to $467,717 from $156,743 during the same period in 2007. The increase is due to revenue growth across all segments. A quarter-to-quarter comparison of revenue is as follows:

	Three months ended June 30,
				Percent
	2008	2007	Increase	Change
Upstream O&G	$296,349	$113,965	$182,384	160.0%
Downstream O&G	112,136	N/A	112,136	100.0%
Engineering	59,232	42,778	16,454	38.5%

Total	$467,717	$156,743	$310,974	198.4%

     Upstream O&G revenue increased $182,384 (160.0 percent) to $296,349 from $113,965 in 2007. This favorable result consisted of increases in the U.S. of $180,358 (440.1 percent), Canada of $2,324 (4.6 percent) offset by a decrease in Oman of $298 (1.3 percent). In the U.S., revenue increased primarily due to $129,624 of revenue earned on two new major pipeline projects which began in the latter part of 2007 along with revenue from several new smaller projects in 2008. In Canada, the increase was primarily due to approximately $3,618 of work related to our new pipeline division resulting from the acquisition executed in 2007.
     Downstream O&G revenue was $112,136 for the three months ended June 30, 2008. There is no revenue in the 2007 comparable period as this revenue is the product of our acquisition of InServ in November 2007. Downstream O&G revenue primarily consists of $34,376 from construction services, $21,309 from construction and turnaround work, $22,040 from tank services, $20,804 from field services and $7,135 from fabrication work.
     Engineering revenue increased $16,454 (38.5 percent) to $59,232 from $42,778 in 2007. The increase in revenue is a result of increased demand for pipeline and facility engineering services. The volume and size of projects performed in 2008 were significantly greater than in 2007. This increased activity level is reflected in the Engineering June 30, 2008 headcount of 694, up 34 percent over the same period in 2007, while maintaining very high utilization. In addition, the increased demand has resulted in significantly higher field service activity relating to right-of-way, environmental, and surveying.
Operating Income
     For the three months ended June 30, 2008, operating income increased $34,800 to $35,942 from $1,142 during the same period in 2007. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended June 30,
		Operating		Operating		Percent
	2008	Margin %	2007(1)	Margin %	Increase	Change
Upstream O&G	$17,598	5.9%	$(572)	(0.5)%	$18,170	3,176.6%
Downstream O&G	11,102	9.9%	N/A	N/A	11,102	100.0%
Engineering	7,242	12.2%	1,714	4.0%	5,528	322.5%

Total	$35,942	7.7%	$1,142	(0.7)%	$34,800	3,047.3%

(1)	This table does not reflect government fines of $24,000 in 2007 which is included in consolidated operating results. Government fines were characterized as a Corporate expense and are not allocated to the reporting segments.
     Upstream O&G operating income increased $18,170 to $17,598 from an operating loss of $572 in 2007. The increase in operating income was a result of previously discussed revenue increases, which resulted in a 239.8 percent increase in contract income. Overall, contract margins for Upstream O&G increased, with the most significant increase occurring in the U.S. where in 2007 severe weather impacted several lump sum projects. Offsetting the contract income increase was an increase in G&A expense of $5,235 as a result of increases in manpower and other costs required to support the 160.0 percent increase in revenue.

     Downstream O&G operating income was $11,102 for the three months ended June 30, 2008. There is no operating income in the 2007 comparable period as the Downstream O&G operating results are the product of our acquisition of InServ in November 2007. Operating income was negatively impacted $2,586 (2.3 percent) by the amortization of other intangible assets.
     Engineering operating income increased $5,528 (322.5 percent) to $7,242 from $1,714 in 2007. The increase in operating income was primarily a result of strong demand for engineering services enabling high utilization and increased headcount while maintaining solid margins.
Non-Operating Items
     Interest, net expense increased $1,678 (897.3 percent) to $1,865 from $187 in 2007. The increase in net expense is primarily a result of decreased interest income of $1,053. The amount recorded in the three months ended June 30, 2007 was primarily a result of interest on cash received from the sale of our Nigeria assets and operations on February 7, 2007. The change in interest expense is relatively flat due to the additions of capital equipment obtained through capital leases throughout late 2007 and 2008, offset by the conversion of $63,093 in aggregate principal amount of our 2.75% and 6.5% senior convertible notes.
     Loss on early extinguishment of debt decreased $15,375 (100.0 percent) to $0 in 2008. The loss on early extinguishment of debt recorded in 2007 is directly attributable to the induced conversion of approximately $52,450 of aggregate principal amount of our 6.5% Notes in which the entire loss was recognized during the three months ended June 30, 2007.
     Provision for income taxes increased $13,119 to $14,576 from $1,457 in 2007. During the three months ended June 30, 2008, we recognized $14,576 of income tax expense on income from continuing operations before income taxes of $34,650 as compared to income tax expense of $1,457 on a loss from continuing operations before income taxes of $38,922 during the same period in 2007. The increase in the provision for income taxes is due to improved operating results of the Company, thereby generating more taxable income in 2008 as compared to 2007. In 2008, the Company has an estimated effective tax rate of 42 percent which is based on the statutory rates in the jurisdictions where the Company operates and estimates of costs that receive partial or no tax benefit. The Company’s primary work locations for 2008 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40 percent and 30 percent, respectively. Additionally, the Company incurs certain stewardship expenses that receive no tax benefit in Panama, where the Company is domiciled.
Income (loss) from Discontinued Operations, Net of Taxes
     Income (loss) from discontinued operations, net of taxes decreased $3,124 (80.9 percent) to a loss of $736 from a loss of $3,860 during the same period in 2007. The loss incurred during the same period in 2007 was primarily from 38 days of Nigeria operations prior to its sale on February 7, 2007.
Six Months Ended June 30, 2008 Compared to Six Months ended June 30, 2007
Contract Revenue
     For the six months ended June 30, 2008, contract revenue increased $595,899 (164.0 percent) to $959,351 from $363,452 during the same period in 2007. The increase is due to revenue growth across all segments. A period-to-period comparison of revenue is as follows:

	Six months ended June 30,
				Percent
	2008	2007	Increase	Change
Upstream O&G	$640,772	$285,550	$355,222	124.4%
Downstream O&G	192,746	N/A	192,746	100.0%
Engineering	125,833	77,902	47,931	61.5%

Total	$959,351	$363,452	$595,899	164.0%

     Upstream O&G revenue increased $355,222 (124.4 percent) to $640,772 from $285,550 in 2007. This favorable result consisted of increases in the U.S. of $271,448 (186.4 percent), Canada of $81,478 (82.0 percent) and Oman of $2,296 (5.7 percent). In the U.S., revenue increased primarily because of $280,602 earned on two new major pipeline projects which began in the latter part of 2007 along with revenue from several new smaller projects, offset to some extent by a major project completed in 2007 ($43,308). In Canada, the increase was primarily due to approximately $76,568 of work related to our new pipeline division. In Oman, the increase was primarily from a contract for oilfield construction services.
     Downstream O&G revenue was $192,746 for the six months ended June 30, 2008. There is no revenue in the 2007 comparable period as this revenue is the product of our acquisition on InServ in November 2007. Downstream O&G revenue primarily consists of $54,082 from construction services, $34,765 from construction and turnaround work, $39,314 from tank services, $34,197 from field services and $17,048 from fabrication work.

     Engineering revenue increased $47,931 (61.5 percent) to $125,833 from $77,902 in 2007. The increase in revenue is a result of increased demand for pipeline and facility engineering services. The volume and size of projects performed in 2008 were significantly greater than in 2007. This increased activity level is reflected in the Engineering June 30, 2008 headcount of 694, up 34 percent over the same period in 2007, while maintaining very high utilization. In addition, the increased demand has resulted in significantly higher field service activity relating to right-of-way, environmental, and surveying.
Operating Income
     For the six months ended June 30, 2008, operating income increased $71,682 (8,315.8 percent) to $70,820 from an operating loss of $862 during the same period in 2007. A period-to-period comparison of operating income is as follows:

	Six months ended June 30,
	2008	Operating Margin %	2007(1)	Operating Margin %	Increase	Percent Change

Upstream O&G	$40,764	6.4%	$(7,072)	(2.5)%	$47,836	676.4%
Downstream O&G	14,049	7.3%	N/A	N/A	14,049	100.0%
Engineering	16,007	12.7%	6,210	8.0%	9,797	157.8%

Total	$70,820	7.4%	$(862)	(0.2)%	$71,682	8,315.8%

(1)	This table does not reflect government fines of $24,000 in 2007 which is included in consolidated operating results. Government fines were characterized as a Corporate expense and are not allocated to the reporting segments.
     Upstream O&G operating income increased $47,836 (676.4 percent) to $40,764 from an operating loss of $7,072 in 2007. The increase in operating income was a result of previously discussed revenue increases, which resulted in a 449.9 percent increase in contract income. Overall, contract margins for Upstream O&G increased, with the most significant increase occurring in the U.S. where in 2007 severe weather impacted several lump sum projects. Offsetting the contract income increase was an increase in G&A expense of $11,636 as a result of increases in manpower and other costs required to support the 124.4 percent increase in revenue.
     Downstream O&G operating income was $14,049 for the six months ended June 30, 2008. There is no operating income in the 2007 comparable period as the Downstream O&G operating results are the product of our acquisition of InServ in November 2007. Operating income was negatively impacted $5,242 (2.7 percent) by the amortization of other intangible assets.
     Engineering operating income increased $9,797 (157.8 percent) to $16,007 from $6,210 in 2007. The increase in operating income was primarily a result of strong demand for engineering services enabling high utilization and increased headcount while maintaining solid margins.
Non-Operating Items
     Interest, net expense increased $2,317 (215.1 percent) to $3,394 from $1,077 in 2007. The increase in net expense is primarily a result of decreased interest income of $1,611. The amount recorded in the six months ended June 30, 2007 was primarily a result of interest on cash received from the sale of our Nigeria assets and operations on February 7, 2007. The increase in interest expense is due to the additions of capital equipment obtained through capital leases throughout late 2007 and 2008. The increase in interest expense due to capital lease obligations is partially offset by reduced interest expense as a result of the conversion of $63,093 in aggregate principal amount of the 2.75% and 6.5% senior convertible notes in 2007 and 2008.
     Loss on early extinguishment of debt decreased $15,375 (100.0 percent) to $0 in 2008. The loss on early extinguishment of debt recorded in 2007 is directly attributable to the induced conversion of approximately $52,450 of aggregate principal amount of our 6.5% Notes in which the entire loss was recognized during the second quarter of 2007.
     Provision for income taxes increased $26,681 to $28,393 from $1,712 in 2007. During the six months ended June 30, 2008, we recognized $28,393 of income tax expense on income from continuing operations before income taxes of $67,572 as compared to income tax expense of $1,712 on a loss from continuing operations before income taxes of $42,006 during the same period in 2007. The increase in the provision for income taxes is due to improved operating results of the Company, thereby generating more taxable income in 2008 as compared to 2007. In 2008, the Company has an estimated effective tax rate of 42 percent which is based on the statutory rates in the jurisdictions where the Company operates and estimates of costs that receive partial or no tax benefit. The Company’s primary work locations for 2008 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40 percent and 30 percent, respectively. Additionally, the Company incurs certain stewardship expenses that receive no tax benefit in Panama, where the Company is domiciled.

Income (loss) from Discontinued Operations, Net of Taxes
     Income (loss) from discontinued operations, net of taxes decreased $14,191 (114.7 percent) to $1,823 from a loss of $12,368 during the same period in 2007. The loss incurred during the same period in 2007 was primarily from 38 days of Nigeria operations prior to its sale on February 7, 2007. During the six months ended June 30, 2008, cash used by operating activities of Discontinued Operations decreased $18,811 (116.0 percent) to cash provided of $2,592 from $16,219 cash used during the same period in 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the six months ended June 30, 2008, the results of our operations were our principal sources of funding. We anticipate that cash on hand, future cash flows from operations and the availability of our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirement in the near term. However, we are reviewing all opportunities, including accessing the public markets to the extent that market conditions and other factors permit to pursue business expansion opportunities including potential acquisitions. Our capital planning process is focused on utilizing cash in ways that enhance the value of our company. During the six months ended June 30, 2008, we used cash from operations to fund working capital needs and certain capital expenditures.
Additional Source of Capital
     Potential sale of Canadian facility
     In July 2008, we decided to sell one of our fabrication facilities in Edmonton, Alberta, Canada. We will use the proceeds from this sale to support our fabrication and cross-country pipeline businesses in Canada as well as fund the acquisition of assets to support our operations growth in North America.
     2007 Credit Facility
     Concurrent with our public offering and the InServ acquisition on November 20, 2007, we replaced our synthetic credit facility with a $150,000 senior secured revolving credit facility (“2007 Credit Facility”) that can be increased to $200,000 with approval of the administrative agent. The entire facility is available for performance letters of credit and 33 percent of the facility is available for cash borrowings and financial letters of credit. See Note 6 — Long-term Debt for further discussion of the 2007 Credit Facility.
Cash Flows
     Cash flows provided by (used in) continuing operations by type of activity were as follows for the six months ended June 30, 2008 and 2007:

	2008	2007
Operating activities	$60,189	$6,006
Investing activities	(9,587)	102,877
Financing activities	(26,298)	(22,092)
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
     Operating Activities
     Operating activities of continuing operations provided $60,189 of cash in the six months ended June 30, 2008, as compared to $6,006 in same period in 2007. Cash provided in operating activities increased $54,183 primarily due to:
•	an increase in net income from continuing operations of $82,897 to $39,179 of income during the six months ended June 30, 2008, as compared to a loss from continuing operations of $43,718 in the same period in 2007;

•	an increase in the non-cash charges of $10,597, primarily attributable to the increased depreciation associated with the increased investments made in capital equipment and amortization of other intangible assets acquired in our acquisition of InServ in 2007, the increased amortization of stock-based compensation, and the net change in our deferred tax position;

•	offset by a decrease in cash flow from the change in working capital accounts of $39,311. The decrease in cash flow from working capital accounts is primarily attributable to the increase in accounts receivable partially offset by an increase in accounts payable and accrued liabilities. The overall increase in these working capital accounts is directly related to the increased revenue and project activity in 2008.

     Investing Activities
     Investing activities of continuing operations used $9,587 of cash in the six months ended June 30, 2008, compared to providing $102,877 during the same period in 2007. Cash flows from investing activities decreased $112,464 primarily due to:
•	disposition of discontinued operations in the six months ended June 30, 2007, which provided $130,568 of cash as compared to no dispositions in the same period in 2008; and

•	purchases of property, plant, and equipment during the six months ended June 30, 2008 used $13,749 of cash compared to $7,938 during the same period in 2007. These purchases consisted primarily of construction equipment to support our increased backlog.
     Financing Activities
     Financing activities of continuing operations used $26,298 of cash in the six months ended June 30, 2008 compared to $22,092 in the same period in 2007.
•	Significant transactions impacting cash flows from financing activities during the six months ended June 30, 2008, were $12,575 of payments on government fines, $6,845 of repayments of capital lease obligations and $6,026 of repayments of other notes payable, as compared to $12,993 to induce the partial conversion of the 6.5% Notes, $2,898 of repayments of capital lease obligations and $6,020 of repayments of other notes payable during the same period in 2007.
Capital Requirements
     During the six months ended June 30, 2008, continuing operations provided cash of $23,731. We believe that our improved financial results in the second half of 2007 and in the first half of 2008, combined with our financial management will ensure sufficient cash to meet our capital requirements for continuing operations. We will continue to evaluate capital leases as a means to acquire equipment such that we maintain financial flexibility and whenever favorable rates are available. As such, we are focused on the following significant capital requirements:
•	providing working capital for projects in process and those scheduled to begin;

•	procuring construction equipment in light of our capital budget for 2008 of approximately $63,000;

•	pursuing additional acquisitions that will allow us to expand our service offering; and

•	making installment payments to the government related to fines and profit disgorgement.
     We believe that we will be able to support our ongoing working capital needs through our cash on hand, our operating cash flows and the availability of the cash borrowings under the 2007 Credit Facility, although we may be required to access the capital markets in the event we complete any significant acquisitions.
Contractual Obligations
     As of June 30, 2008, we had $91,407 of outstanding debt related to the convertible notes. In addition, we have entered into various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $60,493 at June 30, 2008. We have acquired a note to finance insurance premiums in the amount of $12,754 which had a balance of $7,735 at June 30, 2008.
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

FORWARD-LOOKING STATEMENTS
     This Form 10-Q includes “forward-looking statements”. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the energy industry, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
•	difficulties we may encounter in connection with the previous sale and disposition of our Nigeria assets and Nigeria based operations, including without limitation, obtaining indemnification for any losses we may experience if, due to the non-performance of Ascot, claims are made against any parent company guarantees we provided and which remained in place, in varying degrees, subsequent to the closing;

•	the consequences we may encounter if the terms and conditions of our final settlements with the DOJ and the SEC are not complied with, including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed by the DOJ and SEC;

•	the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•	the occurrence during the course of our operations of accidents and injuries to our personnel, as well as to third parties, that negatively affect our safety record, which is a factor used by many clients to pre-qualify and otherwise award work to contractors in our industry;

•	cancellation of projects, in whole or in part;

•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin but not contract income on the project;

•	curtailment of capital expenditures in the oil, gas, power, refining and petrochemical industries;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to obtain adequate financing;

•	inability to obtain sufficient surety bonds or letters of credit;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in the effective tax rate in countries where our work will be performed;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	the occurrence of the risk included in our reports and filings with the SEC; and

•	other factors, most of which are beyond our control.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2008 and 2007 or during the six months then ended.
     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2008, due to the generally short maturities of these items. At June 30, 2008, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At June 30, 2008, our only indebtedness subject to variable interest rates is certain capital lease obligations.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2008 the disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our filings with the Securities and Exchange Commission.
     Management’s previous conclusion that as of March 31, 2008, disclosure controls and procedures were not effective in alerting them on a timely basis to material information required to be included in our filings with the Securities and Exchange Commission was based solely on one material weakness in internal control over financial reporting. Management has concluded that as of June 30, 2008 this material weakness has been successfully remediated.
     The previously identified material weakness related to inadequate management review of subcontract cost calculations for a fixed-price contract at our subsidiary in Canada. Remediation of this material weakness began immediately upon discovery in the fourth quarter of 2007 and was completed in the second quarter of 2008.
(b) Remediation of Material Weakness
     The remediation plan for the previously identified material weakness relating to management review of subcontract cost calculations began in the fourth quarter of 2007 and consists of:
•	Specific roles and responsibilities surrounding Willbros Canada project controls have been updated and will be applied to future projects;

•	The monthly project performance review requirements have been enhanced, and management participation has also expanded; and

•	Appropriate staff has been added to address the additional control activities outlined above.
     Management believes the steps identified above have remediated the identified material weakness in the second quarter of 2008.
(c) Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For information regarding legal proceedings, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007, and Note 12 — Contingencies, Commitment and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 12 as to legal proceedings is incorporated by reference herein.
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes in risk factors involving us from those previously disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
The Global Settlement Agreement provided for a settlement in the amount of $25,000,000 the amount by which we and Ascot agreed to adjust the closing purchase price downward (the “Settlement Amount”). Under the Global Settlement Agreement, we retained approximately $13,900,000 of the Settlement Amount and credited this amount to the account of Ascot for amounts which were due to us under the Transition Services Agreement and promissory note. Our payment of the balance of the Settlement Amount settled any and all obligations and disputes between Ascot and us in relation to the adjustment to the closing purchase price under the share purchase agreement.
As part consideration for the parties’ agreement on the Settlement Amount, Ascot secured with a non-Nigerian bank supplemental backstop letters of credit totaling $20,322,000. In addition, upon the payment of the balance of the Settlement Amount, all of the parties’ respective rights and obligations under the indemnification provisions of the share purchase agreement were terminated, except as provided in the Global Settlement Agreement.
We may continue to experience losses or incur expenses subsequent to the sale and disposition of our operations and the Global Settlement Agreement. In particular:
•	Although we believe Ascot’s provision of supplemental backstop letters of credit has minimized our letter of credit risk, the same difficulties which led to our leaving Nigeria continue to exist for Ascot, as well as additional challenges, including various financial difficulties that we understand Ascot may from time to time be experiencing. Accordingly, Ascot’s continued willingness and ability to perform our former projects in West Africa continue to be important factors to further reducing our risk profile in Nigeria and elsewhere in West Africa.

•	We issued parent company guarantees to our former clients in connection with the performance of some of our contracts in Nigeria and nearby West Africa locations. Although Ascot is now responsible for completing these projects, our guarantees may remain in force in varying degrees until the projects are completed. Indemnities are in place pursuant to which Ascot and its parent company are obligated to indemnify us for any losses we incur on these guarantees. However, we can provide no assurance that we will be successful in enforcing our indemnity rights. The guarantees include five projects under which we estimated that, at February 7, 2007, there was aggregate remaining contract revenue of approximately $352,107,000 and aggregate cost to complete of approximately $293,562,000.

•	In early 2008, we received our first notification asserting various rights under one of our outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. We understand that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “...requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” We understand that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI, but simultaneously expressed that WAPCo was willing to re-engage WWAI under a new contract to finish some of the remaining WAGP contract work, and otherwise provide transition services to facilitate the handover of other unfinished WAGP contract work to alternative contractors. To our knowledge, no such new contract has been concluded between WAPCo and WWAI.

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

We currently have no employees working in Nigeria and we have no intention of returning to Nigeria. If ultimately it is determined by an English Court that we are liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against us directly under our parent company guarantee, and, in either case, we are unable to enforce our rights under the indemnity agreement entered into with Ascot in connection with the WAGP contract, we may experience substantial losses. However, management cannot, at this time, predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot will protect us. Based upon our current knowledge of the relevant facts and circumstances, we do not expect that the outcome of the dispute will have a material adverse effect on our financial condition or results of operations.

•	Although our current activities in Nigeria are now confined to providing a very limited array of transition services to Ascot from locations outside of Nigeria, if we are unable to continue to provide such transition services, or if Ascot is otherwise unable to perform under our contracts that were in effect as of the closing date, we may be required to respond under our parent company guarantees discussed above.

•	We continue to experience difficulty redeploying to our continuing operations certain owned equipment which is located in West Africa and which was not conveyed to Ascot at the closing of the sale of our Nigeria operations.
Our final settlements with the DOJ and SEC, and the prosecution of former employees that will follow, may negatively impact our ongoing operations.
As a result of our final settlements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) resolving their investigations of violations of the Foreign Corrupt Practices Act and other provisions of the federal securities laws, we are subject to ongoing review and regulation of our business operations, including the review of our operations and compliance program by a government approved independent monitor. The activities of the independent monitor will have a cost to us and may cause a change in our processes and operations, the outcome of which we are unable to predict. In addition, the settlements, and the prosecution of former employees that will likely follow, may impact our operations or result in legal actions against us in countries that are the subject of the settlements. The final settlements could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages.
Our failure to comply with the terms of settlement agreements with the DOJ and SEC would have a negative impact on our ongoing operations.
Under our final settlements with the DOJ and SEC, we are subject to a three-year deferred prosecution agreement and permanently enjoined from committing any future violations of the federal securities laws. Our failure to comply with the terms of the settlements with the DOJ and SEC could result in resumed prosecution and other regulatory sanctions, and could otherwise negatively affect our operations. In addition, if we fail to make timely payment of the penalty amounts due to the DOJ and/or the disgorgement amounts specified in the SEC settlement, the DOJ and/or the SEC will have the right to accelerate payment, and demand that the entire balance be paid immediately. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including:
•	our supervision, training and retention of competent employees;

•	the efforts of our employees to comply with applicable law and our Foreign Corrupt Practices Act Compliance Manual and Code of Business Conduct and Ethics; and

•	our continuing management of our agents and business partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2008:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number of		Part of Publicly	That May Yet Be
	Shares	Average Price Paid Per	Announced Plans or	Purchased Under the
	Purchased(1)	Share(2)	Programs	Plans or Programs

April 1, 2008 — April 30, 2008	165	$33.23	—	—
May 1, 2008 — May 31, 2008	—	—	—	—
June 1, 2008 — June 30, 2008	—	—	—	—

Total	165	$33.23	—	—

(1)	Shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.

(2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 29, 2008, in Panama City, Panama. At the Annual Meeting, our stockholders (a) elected Michael J. Bayer, William B. Berry and Arlo B. DeKraai as Class III directors for three-year terms, (b) approved Amendment Number 6 to the Willbros Group, Inc. 1996 Stock Plan, (c) approved Amendment Number 1 to the Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan, and (d) ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for 2008.
     There were present at the Annual Meeting, in person or by proxy, stockholders holding 33,728,508 shares of our common stock, or 86.90% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

			Votes
		Votes	Against or		Broker
		For	Withheld	Abstentions	Non-Votes
1.	Election of Directors:
	Michael J. Bayer	31,815,849	1,912,659	—	—
	William G. Berry	33,038,096	690,412	—	—
	Arlo B. DeKraai	33,158,692	569,816	—	—

2.	Adoption of Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan:	27,253,734	2,347,580	361,479	3,765,715

3.	Adoption of Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan:	25,804,742	3,773,181	384,870	3,765,715

4.	Ratification of Independent Registered Public Accounting Firm:	33,543,574	163,362	21,572	—
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
     The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.
10.1	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.2	Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.3	Deferred Prosecution Agreement among the Company, Willbros International, Inc. and the DOJ filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Willbros Group, Inc. and Willbros International, Inc. Information document filed on May 14, 2008 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.2	Complaint by the Securities and Exchange Commission v. the Company filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 99.2 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.3	Consent of the Company (filed as Exhibit 99.3 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.4	Agreed Judgment as to the Company (filed as Exhibit 99.4 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.
Date: August 6, 2008	By:	/s/ Van A. Welch
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

Exhibit
Number	Description

10.1	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.2	Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.3
Deferred Prosecution Agreement among the Company, Willbros International, Inc. and the DOJ filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

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

99.1
Willbros Group, Inc. and Willbros International, Inc. Information document filed on May 14, 2008 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.2
Complaint by the Securities and Exchange Commission v. the Company filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 99.2 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.3	Consent of the Company (filed as Exhibit 99.3 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.4	Agreed Judgment as to the Company (filed as Exhibit 99.4 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).