Form 10-Q
period 2008-09-30
WILLBROS GROUP INC
filed 2008-11-06
CIK 895450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11953
Willbros Group, Inc.
(Exact name of registrant as specified in its charter)

Republic of Panama (Jurisdiction of incorporation)	98-0160660 (I.R.S. Employer Identification Number)
Plaza 2000 Building
50th Street, 8th Floor
P.O. Box 0816-01098
Panama, Republic of Panama
Telephone No.: +50-7-213-0947
(Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)
NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No☑
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of October 31, 2008 was 39,199,222.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2008

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$127,552	$92,886
Accounts receivable, net of allowance of $1,217 and $1,108	266,985	251,746
Contract cost and recognized income not yet billed	81,815	49,233
Prepaid expenses	14,683	7,555
Parts and supplies inventories	3,381	2,902
Assets held for sale	13,607	—
Assets of discontinued operations	2,673	3,211

Total current assets	510,696	407,533

Property, plant and equipment, net of accumulated depreciation of $118,032 and $97,268	159,186	159,766
Goodwill	143,653	143,241
Other intangible assets	42,378	50,206
Deferred tax assets	7,227	7,769
Other assets	7,882	10,898

Total assets	$871,022	$779,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$12,880	$12,132
Notes payable and current portion of other long-term debt	4,275	1,040
Current portion of government obligations	6,575	8,075
Accounts payable and accrued liabilities	200,200	156,342
Contract billings in excess of cost and recognized income	21,943	22,868
Accrued income taxes	1,131	4,750
Liabilities of discontinued operations	637	978

Total current liabilities	247,641	206,185

2.75% convertible senior notes	59,357	68,000
6.5% senior convertible notes	32,050	32,050
Capital lease obligations	36,683	39,090
Long-term portion of government obligations	13,150	24,225
Other long-term debt	—	34
Deferred tax liabilities	9,345	6,879
Long-term liability for unrecognized tax benefits	6,154	6,612
Other liabilities	237	237

Total liabilities	404,617	383,312

Contingencies and commitments (Note 12)

Stockholders’ equity:
Class A preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized; 39,570,886 shares issued (38,276,545 at December 31, 2007)	1,978	1,913
Capital in excess of par value	575,591	556,223
Accumulated deficit	(114,664)	(175,936)
Treasury stock at cost, 372,803 shares (222,839 at December 31, 2007)	(8,084)	(3,298)
Accumulated other comprehensive income	11,584	17,199

Total stockholders’ equity	466,405	396,101

Total liabilities and stockholders’ equity	$871,022	$779,413

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Contract revenue	$490,651	$246,716	$1,450,002	$610,168

Operating expenses:
Contract	430,192	212,237	1,256,680	550,995
Amortization of intangibles	2,586	—	7,828	—
General and administrative	29,138	17,757	85,939	43,313
Government fines	—	(2,000)	—	22,000

	461,916	227,994	1,350,447	616,308

Operating income (loss)	28,735	18,722	99,555	(6,140)

Other income (expense):
Interest income	799	1,029	2,592	4,433
Interest expense	(2,484)	(2,071)	(7,671)	(6,552)
Other, net	58	(1,327)	204	(2,019)
Loss on early extinguishment of debt	—	—	—	(15,375)

	(1,627)	(2,369)	(4,875)	(19,513)

Income (loss) from continuing operations before income taxes	27,108	16,353	94,680	(25,653)

Provision for income taxes	8,057	6,081	36,450	7,793

Net income (loss) from continuing operations	19,051	10,272	58,230	(33,446)
Income (loss) from discontinued operations net of provision for income taxes	1,219	(9,126)	3,042	(21,494)

Net income (loss)	$20,270	$1,146	$61,272	$(54,940)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.50	$0.36	$1.52	$(1.22)
Income (loss) from discontinued operations	0.03	(0.32)	0.08	(0.78)

Net income (loss)	$0.53	$0.04	$1.60	$(2.00)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.46	$0.32	$1.41	$(1.22)
Income (loss) from discontinued operations	0.03	(0.26)	0.07	(0.78)

Net income (loss)	$0.49	$0.06	$1.48	$(2.00)

Weighted average number of common shares outstanding:
Basic	38,313,997	28,804,907	38,236,508	27,421,927

Diluted	43,803,235	34,844,482	43,864,307	27,421,927

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

						Accumulated
						Other
			Capital in			Comprehen-	Total
	Common Stock		Excess of	Accumulated	Treasury	sive Income	Stockholders’
	Shares	Par Value	Par Value	Deficit	Stock	(Loss)	Equity
Balance, December 31, 2007	38,276,545	$1,913	$556,223	$(175,936)	$(3,298)	$17,199	$396,101
Comprehensive income:
Net income	—	—	—	61,272	—	—	61,272
Foreign currency translation adjustment	—	—	—	—	—	(5,615)	(5,615)

Total comprehensive income							55,657
Deferred compensation expense	—	—	7,080	—	—	—	7,080
Deferred compensation tax benefit	—	—	3,277	—	—	—	3,277
Deferred restricted stock rights issuance	225,000	11	(11)	—	—	—	—
Restricted stock grants	552,159	28	(28)	—	—	—	—
Vesting of restricted stock rights	20,269	1	(1)	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(4,786)	—	(4,786)
Exercise of stock options	53,000	3	681	—	—	—	684
Additional costs of public offering	—	—	(251)	—	—	—	(251)
Stock issued on conversion of 2.75% convertible senior notes	443,913	22	8,621	—	—	—	8,643

Balance, September 30, 2008	39,570,886	$1,978	$575,591	$(114,664)	$(8,084)	$11,584	$466,405

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$61,272	$(54,940)
Reconciliation of net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(3,042)	21,494
Depreciation and amortization	33,988	13,223
Amortization of deferred compensation, net	7,080	3,010
Amortization of debt issuance costs	1,189	1,557
Deferred compensation tax benefit	(3,277)	—
Deferred income tax provision	6,885	1,063
Loss (gain) on sales of property, plant and equipment	206	(716)
Provision for bad debts	1,215	181
Equity in joint ventures	(123)	—
Government fines	—	22,000
Loss on early extinguishment of debt	—	15,375
Changes in operating assets and liabilities:
Accounts receivable, net	(19,931)	(36,923)
Contract cost and recognized income not yet billed	(35,405)	(15,226)
Prepaid expenses	5,706	11,239
Parts and supplies inventories	(512)	(704)
Other assets	758	(879)
Accounts payable and accrued liabilities	45,188	3,466
Contract billings in excess of cost and recognized income	(783)	(6,772)
Accrued income taxes	(3,590)	608
Long-term liability for unrecognized tax benefits	(330)	315

Cash provided by (used in) operating activities of continuing operations	96,494	(22,629)
Cash provided by operating activities of discontinued operations	3,531	2,980

Cash provided by (used in) operating activities	100,025	(19,649)
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,122)	(15,890)
Rebates from purchases of property, plant and equipment	1,915	—
Proceeds from sales of property, plant and equipment	1,418	1,428
Acquisition of subsidiaries	846	(24,154)
Proceeds from the sale of discontinued operations, net	—	105,568

Cash provided by (used in) investing activities of continuing operations	(23,943)	66,952
Cash used in investing activities of discontinued operations	—	—

Cash provided by (used in) investing activities	(23,943)	66,952
Cash flows from financing activities:
Payments on capital leases	(17,550)	(7,507)
Payments of government fines	(12,575)	—
Repayment of notes payable	(9,550)	(8,665)
Acquisition of treasury stock	(4,786)	(513)
Deferred compensation tax benefit	3,277	—
Proceeds from exercise of stock options	684	1,519
Additional costs of public offering of common stock	(251)	—
Costs of debt issues	(166)	(286)
Loss on early extinguishment of debt	—	(12,993)

Cash used in financing activities of continuing operations	(40,917)	(28,445)
Cash used in financing activities of discontinued operations	—	—

Cash used in financing activities	(40,917)	(28,445)
Effect of exchange rate changes on cash and cash equivalents	(499)	2,208

Cash provided by all activities	34,666	21,066
Cash and cash equivalents, beginning of period	92,886	37,643

Cash and cash equivalents, end of period	$127,552	$58,709

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$6,287	$5,659
Cash paid for income taxes (including discontinued operations)	$34,651	$8,438

Supplemental non-cash investing and financing transactions:
Equipment and property obtained by capital leases	$17,863	$29,780
Prepaid insurance obtained by note payable	$12,754	$10,051
Common stock issued for conversion of 2.75% convertible senior notes	$8,643	$—
Deposit applied to capital lease obligation	$1,432	$—
Deferred government obligation payments	$—	$32,300
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
     The accompanying Condensed Consolidated Balance Sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements as of September 30, 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes the presentations and disclosures herein are adequate to make the information not misleading. Certain prior period amounts have been reclassified to be consistent with current presentation. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2007 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2008, the results of operations and cash flows of the Company for all interim periods presented, and stockholders’ equity for the nine months ended September 30, 2008.
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
     As discussed in Note 13 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company has disposed of certain assets and operations that are together classified as discontinued operations (collectively the “Discontinued Operations”). Accordingly, these Condensed Consolidated Financial Statements reflect these operations as discontinued operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.
     As of September 30, 2008 and December 31, 2007, respectively, the Company had $9,492 and $2,686 of cash and cash equivalents committed to specific project uses.
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
     In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which removes certain leasing transactions from the scope of SFAS No. 157, and FSP Financial Accounting Standard 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Actvie, ” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
2. New Accounting Pronouncements (continued)
combination. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its consolidated financial statements.
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
     SFAS No. 141-R
     In December 2007, the FASB released Statements of Financial Accounting Standards No. 141-R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which are business combinations in the year ending December 31, 2009 for the Company. Early adoption is prohibited. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest and the goodwill acquired. Additionally, transaction costs that are currently capitalized under current accounting guidance will be required to be expensed as incurred under SFAS No. 141R. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.
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
3. Contracts in Progress
     Contract cost and recognized income not yet billed on uncompleted contracts arise when recorded revenues for a contract exceed the amounts billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to the lesser of the expected revenue or cost incurred when realization of price approval is probable. Estimating revenues from unapproved change

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Contracts in Progress (continued)
orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a reduction in revenues may be required to amounts that have been previously recorded.
     Contract cost and recognized income not yet billed and related amounts billed as of September 30, 2008 and December 31, 2007 was as follows:

	September 30,	December 31,
	2008	2007
Cost incurred on contracts in progress	$1,088,970	$720,799
Recognized income	140,789	74,228

	1,229,759	795,027
Progress billings and advance payments	(1,169,887)	(768,662)

	$59,872	$26,365

Contract cost and recognized income not yet billed	$81,815	$49,233
Contract billings in excess of cost and recognized income	(21,943)	(22,868)

	$59,872	$26,365

     Contract cost and recognized income not yet billed includes $340 and $86 at September 30, 2008, and December 31, 2007, respectively, on completed contracts.
4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, by business segment, are detailed below:

	Upstream	Downstream
	O&G	O&G	Consolidated
Balance as of December 31, 2007	$12,818	$130,423	$143,241
Purchase price adjustments	(581)	1,095	514
Translation adjustments and other	(102)	—	(102)

Balance as of September 30, 2008	$12,135	$131,518	$143,653

     The purchase price adjustments in the table above are due to changes in the estimated fair value assigned to the assets and liabilities acquired and contractual working capital adjustments made during the one year estimation period following the consummation of the transaction.
The Company’s intangible assets as of September 30, 2008 were as follows:

	Customer
	Relationships	Backlog	Total
Gross carrying amount	$40,500	$10,500	$51,000
Less: accumulated amortization	(2,791)	(5,831)	(8,622)

Total amortizable intangible assets, net	$37,709	$4,669	$42,378

Weighted average remaining amortization period	11.3 yrs	0.7 yrs
     These amortizable intangible assets are included in the assets of the Company’s Downstream O&G segment. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1.5 to 12.1 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
4. Goodwill and Other Intangible Assets (continued)
     Amortization expense included in net income for the three and nine months ended September 30, 2008 was $2,586 and $7,828, respectively. Estimated amortization expense for the remainder of 2008 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2008	$2,588
2009	6,268
2010	3,352
2011	3,352
2012	3,352
2013	3,352
Thereafter	20,114

Total amortization	$42,378

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
     During the nine months ended September 30, 2008, $12,575 of the aggregate obligation was relieved, which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of all pre-judgment interest.
     The remaining aggregate obligation of $19,725 has been classified on the Condensed Consolidated Balance Sheets as $6,575 in “Current portion of government obligations” and $13,150 in “Long-term portion of government obligations.” This division is based on payment terms that provide for three remaining equal installments of $2,575 and $4,000 to the SEC and DOJ, respectively.
6. Long-term Debt
     Long-term debt as of September 30, 2008 and December 31, 2007 was as follows:

	September 30,	December 31,
	2008	2007
Capital lease obligations	$49,563	$51,222
2.75% convertible senior notes	59,357	68,000
6.5% senior convertible notes	32,050	32,050
Other long-term debt	49	99
2007 Credit Facility	—	—

Total long-term debt	141,019	151,371
Less: current portion	(12,929)	(12,197)

Long-term debt, net	$128,090	$139,174

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
     Unamortized debt issuance costs associated with the 2007 Credit Facility total $1,088 and $1,302 and are included in other assets at September 30, 2008, and December 31, 2007, respectively. These costs are being amortized to interest expense over the three-year term of the Credit Facility ending October 2010.
     The 2007 Credit Facility also requires compliance with the following financial covenants:
•	A minimum net worth in an amount of not less than the sum of $223,819 plus 50 percent of consolidated net income earned in each fiscal quarter ended after September 30, 2008 plus adjustments for certain equity transactions;

•	A maximum leverage ratio of 2.25 to 1.00 for the fiscal quarter ending September 30, 2008 and one fiscal quarter thereafter and a maximum leverage ratio of 2.00 to 1.00 for each fiscal quarter ending after December 31, 2008;

•	A minimum fixed charge coverage ratio of not less than 3.25 to 1.00 for the fiscal quarter ending September 30, 2008 and one fiscal quarter thereafter and a fixed charge ratio of not less than 3.50 to 1.00 for each fiscal quarter ending after December 31, 2008; and

•	If the Company’s liquidity during any fiscal quarter falls below $35,000, a maximum capital expenditure ratio of 1.50 to 1.00 (cost of assets added through purchase or capital lease) for such fiscal quarter and for each of the three quarters thereafter.
     If these covenants are violated, it would be considered an event of default entitling the lenders to terminate the remaining commitment, call all outstanding letters of credit, and accelerate payment of any principal and interest outstanding. At September 30, 2008, the Company was in compliance with all of these covenants.
     As of September 30, 2008, there were no borrowings outstanding under the 2007 Credit Facility and there were $34,010 in outstanding performance letters of credit consisting of $33,887 issued for projects in continuing operations and $123 issued for projects related to Discontinued Operations.
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
     The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 1,825,587 shares at September 30, 2008), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15.
     As of September 30, 2008, $32,050 of aggregate principal amount of the 6.5% Notes remains outstanding. Unamortized debt issuance costs of $1,546 and $1,819 associated with the 6.5% Notes are included in other assets at September 30, 2008 and December 31, 2007, respectively, and are being amortized over the seven-year period ending December 2012.
     A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of September 30, 2008, this covenant would not have precluded the Company from borrowing under the 2007 Credit Facility.

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
     The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,048,641 shares at September 30, 2008 subject to adjustment in certain circumstances).
     On March 20, 2008, a holder exercised its right to convert, converting $8,643 in aggregate principal amount of the 2.75% Notes into 443,913 shares of the Company’s common stock. In connection with the conversion, the Company expensed a proportionate amount of its debt issuance costs resulting in additional period interest of $187.
     Unamortized debt issuance costs of $1,074 and $1,610 associated with the 2.75% Notes are included in other assets at September 30, 2008 and December 31, 2007, respectively, and are being amortized over the seven-year period ending March 2011.
Capital Leases
     The Company has entered into multiple capital lease agreements to acquire construction equipment and automobiles. In aggregate, these leases have interest rates ranging from 4.30% to 8.26% and have typical terms of at least 30 months.
     Assets held under capital leases at September 30, 2008 and December 31, 2007 are summarized below:

	September 30,	December 31,
	2008	2007
Construction equipment	$60,413	$56,171
Autos, trucks and trailers	4,458	4,282
Furniture and office equipment	—	535

Total assets held under capital lease	64,871	60,988
Less: accumulated depreciation	(14,968)	(9,251)

Net assets under capital lease	$49,903	$51,737

7. Income (Loss) Per Share
     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is based on the weighted average number of shares outstanding during each period plus the assumed exercise of potentially dilutive stock options and warrants, conversion of convertible debt, and vesting of restricted stock and restricted stock rights less the number of treasury shares assumed to be purchased using the average market price of the Company’s stock for each of the periods presented. The Company’s convertible notes, except when anti-dilutive, are included in the calculation of diluted income per share under the “if-converted” method. Additionally, diluted income per share for continuing operations is calculated excluding interest expense and amortization of debt issuance costs associated with the convertible notes since these notes are treated as if converted into common stock.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Income (Loss) Per Share (continued)
     Basic and diluted income (loss) from continuing operations per common share for the three and nine months ended September 30, 2008 and 2007 are computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income (loss) from continuing operations (numerator for basic calculation)	$19,051	$10,272	$58,230	$(33,446)
Add: Interest and debt issuance costs amortization associated with convertible notes	1,129	780	3,642	—

Net income (loss) from continuing operations applicable to common shares (numerator for diluted calculation)	$20,180	$11,052	$61,872	$(33,446)

Weighted average number of common shares outstanding for basic income (loss) per share	38,313,997	28,804,907	38,236,508	27,421,927
Weighted average number of potentially dilutive common shares outstanding	5,489,238	6,039,575	5,627,799	—

Weighted average number of common shares outstanding for diluted income (loss) per share	43,803,235	34,844,482	43,864,307	27,421,927

Income (loss) per common share from continuing operations:
Basic	$0.50	$0.36	$1.52	$(1.22)

Diluted	$0.46	$0.32	$1.41	$(1.22)

     The Company incurred net losses for the nine months ended September 30, 2007, and has therefore excluded the securities listed below from the computation of diluted loss per share, as the effect would be anti-dilutive:

	Nine Months
	Ended September 30,
	2008	2007
2.75% Convertible senior notes	—	3,595,277
6.5% Senior convertible notes	—	1,825,589
Stock options	—	686,750
Warrants to purchase common stock	—	558,354
Restricted stock and restricted stock rights	—	612,637

	—	7,278,607

     In accordance with Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, the 5,420,866 shares issuable upon conversion of both the 6.5% Notes and the 2.75% Notes would have been included in diluted earnings per share if those securities are dilutive, regardless of whether the conversion prices of $17.56 and $19.47, respectively, have been met.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Segment Information (continued)
     The following tables reflect the Company’s reconciliation of segment operating results to net income (loss) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007:
     For the three months ended September 30, 2008:

	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated
Revenue	$342,064	$86,249	$62,338	$490,651
Operating expenses	325,036	81,526	55,354	461,916

Operating income	$17,028	$4,723	$6,984	28,735

Other expense, net				(1,627)
Provision for income taxes				8,057

Net income from continuing operations				19,051
Income from discontinued operations net of provision for income taxes				1,219

Net income				$20,270

     For the three months ended September 30, 2007:

	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated
Revenue	$196,554	$—	$50,162	$246,716
Operating expenses	183,121	—	46,873	229,994
Government fines	—	—	—	(2,000)

Operating income	$13,433	$—	$3,289	18,722

Other expense, net				(2,369)
Provision for income taxes				6,081

Net income from continuing operations				10,272
Loss from discontinued operations net of provision for income taxes				(9,126)

Net income				$1,146

     For the nine months ended September 30, 2008:

	Upstream
	O&G	Downstream O&G	Engineering	Consolidated
Revenue	$982,836	$278,995	$188,171	$1,450,002
Operating expenses	925,044	260,223	165,180	1,350,447

Operating income	$57,792	$18,772	$22,991	99,555

Other expense, net				(4,875)
Provision for income taxes				36,450

Net income from continuing operations				58,230
Income from discontinued operations net of provision for income taxes				3,042

Net income				$61,272

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Segment Information (continued)
     For the nine months ended September 30, 2007:

	Upstream	Downstream
	O&G	O&G	Engineering	Consolidated
Revenue	$482,104	$—	$128,064	$610,168
Operating expenses	475,743	—	118,565	594,308
Government fines	—	—	—	22,000

Operating income (loss)	$6,361	$—	$9,499	(6,140)

Other expense, net				(19,513)
Provision for income taxes				7,793

Net loss from continuing operations				(33,446)
Loss from discontinued operations net of provision for income taxes				(21,494)

Net loss				$(54,940)

     Total assets by segment as of September 30, 2008 and December 31, 2007 are presented below:

	September	December 31,
	30, 2008	2007
Upstream O&G	$423,661	$369,255
Downstream O&G	138,914	123,707
Engineering	51,352	50,286
Corporate	254,422	232,954
Discontinued operations	2,673	3,211

Total segment assets	$871,022	$779,413

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
9. Stockholders’ Equity (continued)
     Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At September 30, 2008, the 1996 Plan had 783,447 shares and the 2006 Director Plan had 217,875 shares available for grant. Of the shares available at September 30, 2008, 150,000 shares in the 1996 Stock Plan are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. Compensation expense of $0 and $35, respectively, for the nine months ended September 30, 2008 and 2007 and $0 and $19 for each of the three months ended September 30, 2008 and 2007 was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.
     The Company follows the fair value recognition provisions of FASB Statements of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”) using the modified prospective application method. Under this method, compensation cost recognized in the three and nine months ended September 30, 2008 and 2007 includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company determines the fair value of stock options as of its grant date using the Black-Scholes valuation method.
     Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $2,596 and $1,088, respectively, for the three months ended September 30, 2008 and 2007 and $7,080 and $3,010, respectively, for the nine months ended September 30, 2008 and 2007.
     No options were granted during the three or nine months ended September 30, 2008 and 2007. Stock option activity for the nine months ended September 30, 2008 consists of:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2008	418,750	$14.96
Granted	—	—
Exercised	53,000	12.90
Forfeited or expired	31,000	13.36

Outstanding at September 30, 2008	334,750	$15.44

Exercisable at September 30, 2008	228,916	$14.07

     As of September 30, 2008, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $3,715 and $2,849, respectively. The weighted average remaining contractual term of outstanding options is 5.97 years and the weighted average remaining contractual term of the exercisable options is 5.19 years at September 30, 2008. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $1,284 and $1,491, respectively.
     The total fair value of options vested during the nine months ended September 30, 2008 and 2007 was $112 and $229, respectively, and $112 and $88 for each of the three months ended September 30, 2008 and 2007.
     The Company’s non-vested options at September 30, 2008 and the changes in non-vested options during the nine months ended September 30, 2008 are as follows:

		Weighted
		Average Grant-
	Shares	Date Fair Value
Nonvested, January 1, 2008	130,834	$6.86
Granted	—	—
Vested	15,000	7.44
Forfeited or expired	10,000	5.65

Nonvested, September 30, 2008	105,834	$6.89

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
9. Stockholders’ Equity (continued)
     The Company’s RSU activity and related information for the nine months ended September 30, 2008 consist of:

		Weighted
	Number of	Average Grant-
	RSU’s	Date Fair Value
Outstanding at January 1, 2008	548,688	$20.89
Granted	635,314	38.24
Vested	145,489	20.30
Forfeited	81,879	27.84

Outstanding September 30, 2008	956,634	$31.91

     The total fair value of RSU’s vested during the nine months ended September 30, 2008 and 2007 was $2,953 and $1,855, respectively.
     As of September 30, 2008, there was a total of $24,717 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted average period of 2.29 years.
Warrants to Purchase Common Stock
     On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 and 558,354 warrants outstanding at September 30, 2008 and 2007, respectively.
10. Income Taxes
     For interim financial reporting, the Company records the tax provision based on its estimate of the effective tax rate for the year. The Company has revised its annual estimated effective income tax rate from 42.0 percent to 38.5 percent during the three months ended September 30, 2008. The reduction in the effective income tax rate is primarily attributed to tax positions taken in connection with the deductibility of costs associated with certain contracts. The Company continues to refine its corporate structure and its overall tax strategy to increase tax efficiency.
11. Foreign Exchange Risk
     The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2008 or December 31, 2007.
12. Contingencies, Commitments and Other Circumstances
Commitments
     Resolution of criminal and regulatory matters
     In May 2008, the previously disclosed agreement in principle with the United States Department of Justice (the “DOJ”) and Willbros Group, Inc. (“WGI”), and its subsidiary, Willbros International, Inc. (“WII”), to settle the DOJ’s investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), reached final approval by the DOJ. The terms of the final agreement are included in a Deferred Prosecution Agreement (the “DPA”), more fully described below, which along with a six count criminal Information (the “Information”), was filed in the United States District Court, Southern District of Texas, Houston Division (the “Court”). When the requirements of the DPA are satisfied, the DOJ will dismiss the Information. Also in May 2008, a final agreement was reached by the Company with the Securities and Exchange Commission (the “SEC”) to resolve the SEC’s investigation into violations of the FCPA, the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Contingencies, Commitments and Other Circumstances (continued)
“Exchange Act”). The final settlement with the SEC has been entered and approved by the Court. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria.
     As described more fully below, the settlements together will require the Company to pay, over approximately three years, a total of $32,300 in penalties and disgorgement of profits, plus post-judgment interest on $7,725 of that amount. In addition, WGI and WII will, for a period of approximately three years, each be subject to the DPA with the DOJ. Finally, the Company will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws.
     More specifically, the terms of the final settlement agreement concluded by WGI and WII on May 14, 2008 with the DOJ include the following:
•	The six counts include conspiracy to violate the FCPA, violations of the FCPA’s anti-bribery provisions and violations of the FCPA’s books-and-records provisions. WGI and WII face prosecution by the DOJ for the charges contained in the Information, and possibly other charges as well, if they fail to comply with the DPA.

•	The DPA requires, for the three-year term of the DPA, continued full cooperation with the DOJ in its investigation; continued implementation of a compliance and ethics program to prevent and detect violations of the FCPA and other anti-corruption laws; and continued review of existing internal controls, policies and procedures in order to ensure that WGI and WII maintain adequate controls and a rigorous anti-corruption compliance code.

•	The DPA also requires WGI and WII, at their expense, to engage an independent monitor for three years to assess and make recommendations about their compliance with the DPA. The independent monitor selection process is now underway with the DOJ having taken under consideration the candidate proposed by the Company.

•	Provided that WGI and WII comply with the DPA, the DOJ has agreed not to prosecute WGI or WII based on the conduct described in the DPA and to move to dismiss the Information after three years.

•	As part of the DPA, the Company will pay $22,000 in fines in four installments, consisting of the $10,000 payment made at signing on May 14, 2008, and $4,000 annually for three years thereafter, with no interest due on the unpaid amounts.
     With respect to the final settlement agreement concluded by the Company on May 14, 2008 with the SEC:
•	The SEC filed in the Court a Complaint (the “SEC Complaint”) and a proposed Agreed Final Judgment against the Company (the “Judgment”). Without admitting or denying the allegations in the SEC Complaint, the Company consented to the filing of the SEC Complaint and entry of the Judgment to resolve the SEC’s investigation. The SEC Complaint alleges civil violations of the FCPA’s anti-bribery provisions, the FCPA’s books-and-records and internal control provisions and various antifraud provisions of the Securities Act and the Exchange Act. Since approved by the Court, the Judgment now permanently enjoins the Company from violating the FCPA’s anti-bribery, books-and-records, and internal control provisions and certain antifraud provisions of the Securities Act and the Exchange Act.

•	The Judgment requires the Company to pay $8,900 for disgorgement of profits and $1,400 of pre-judgment interest. The disgorgement and pre-judgment interest are payable in four equal installments of $2,575, first on signing, and annually for three years thereafter. The first payment was made at signing on May 14, 2008. Post-judgment interest will be payable on the outstanding balance of $7,725. In January 2008, the Company deposited the first installment payment of $2,575 into an escrow account, as required by the SEC.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Contingencies, Commitments and Other Circumstances (continued)
     From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2008, the Company had approximately $33,974 of letters of credit related to continuing operations and $123 of letters of credit related to Discontinued Operations in Nigeria. These amounts represent the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At September 30, 2008, the Company had bonds outstanding, primarily performance bonds, valued at $463,228 related to continuing operations. These amounts represent the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of September 30, 2008, no liability has been recognized for letters of credit or surety bonds, other than $13 recorded as the fair value of the letters of credit outstanding for the Nigeria operations. See Note 13 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for further discussion of these letters of credit.
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
     In 2006, the Company announced that it intended to sell its assets and operations in Nigeria and classified these operations as Discontinued Operations. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as “Income (loss) from discontinued operations, net of provision for income taxes” for all periods presented.

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
     In connection with the sale of its Nigeria assets and operations, the Company and its subsidiary WII entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”), the parent company of Ascot (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley will indemnify the Company and WII for any obligations incurred by the Company or WII in connection with the parent company guarantees (the “Guarantees”) that the Company and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either the Company, WII or both may be contractually obligated, in varying degrees, under the Guarantees to perform or cause to be performed work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate estimated cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33,157. The associated liability was included in the liabilities acquired by Ascot and Berkeley.
     In early 2008, the Company received its first notification asserting various rights under one of the outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. We understand that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “...requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” The Company understands that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI.
     Also, on February 1, 2008, the Company received a letter from WAPCo reminding the Company of its parent guarantee on the WAGP contract and requesting that we remedy WWAI’s default under that contract, as amended. On previous occasions, the Company has advised WAPCo that, for a variety of legal, contractual, and other reasons, it did not consider the prior WAGP contract parent guarantee to have continued application, and the Company reiterated that position to WAPCo in the Company’s response to its February 1, 2008 letter. WAPCo disputes the Company’s position that it is no longer bound by the terms of the Company’s prior parent guarantee of the WAGP contract and has reserved all its rights in that regard. Currently, the WAGP project is at a stand still for a variety of technical and commercial issues unrelated to WAPCo’s termination of the WAGP contract.
     The Company anticipates that this potential dispute with WAPCo may result in a lengthy arbitration proceeding between WAPCo and WWAI in the London Court of International Arbitration to determine the validity of the alleged default notice issued by WAPCo to WWAI, including any resulting damage award, in combination with a lawsuit between WAPCo and the Company in the English Courts under English law to determine the enforceability, in whole or in part, of the Company’s parent guarantee, which the Company expects to be a lengthy process.
     The Company currently has no employees working in Nigeria and we have no intention of returning to Nigeria. If ultimately it is determined by an English Court that the Company is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against the Company directly under parent company guarantee, and, in either case, are unable to enforce rights under the indemnity agreement entered into with Ascot in connection with the WAGP contract, the Company may experience substantial losses. However, at this time, the Company cannot predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot will protect the Company. Based upon current knowledge of the relevant facts and circumstances, the Company does not expect that the outcome of the potential dispute will have a material adverse effect on our financial condition or results of operations.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     Letters of Credit
     At the time of the February 7, 2007 sale of its Nigeria assets and operations, the Company had four letters of credit outstanding totaling $20,322 associated with Discontinued Operations (the “Discontinued LC’s”). In accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), a liability was recognized for $1,575 related to the letters of credit. This liability is released as each of the Discontinued LC’s is released or expires and the Company is relieved of its risk related to the Discontinued LC’s. As of September 30, 2008 only one of the Discontinued LCs remains issued and outstanding. This Discontinued LC in the amount of $123 is scheduled to expire on February 28, 2009. During the three months ended September 30, 2008, two Discontinued LC’s in the aggregate amount of $19,759 expired resulting in the release of the associated liability and recognition of $1,543 of additional cumulative gain on the sale of Nigeria assets and operations. The fair value of the remaining Discontinued LC is $13 and will also result in positive impact to the cumulative gain on sale when and if it is released.
     Transition Services Agreement
     Concurrent with the Nigeria sale, the Company entered into a two-year Transition Services Agreement (“TSA”) with Ascot. Under the agreement, the Company was primarily providing labor in the form of seconded employees to work under the direction of Ascot along with specifically defined work orders for services generally covered in the TSA. Ascot agreed to reimburse the Company for these services. For the three and nine months ended September 30, 2008, these reimbursable contract costs totaled approximately $664 and $3,227, respectively. Both the Company and Ascot have been working to shift the transition services provided by the Company to services directly secured by Ascot. That effort is substantially complete in that the Company has no employees still seconded to Ascot working in West Africa generally, or Nigeria specifically; however, the Company continues to provide minimal transition services from the U.S.
     Residual Equipment in Nigeria
     In conjunction with the TSA, the Company has made available certain equipment to Ascot for use in Nigeria and at times, in Benin, Togo, and Ghana. This equipment was not sold to Ascot under the Agreement. The Company has not resolved with Ascot the rental rates for this equipment. Therefore, we have not recorded a receivable related to the use of the equipment, but have incurred and recorded all necessary depreciation and holding costs. Due to business and legal conditions in Nigeria, the Company recorded an impairment charge of $1,542 related to this equipment located in Nigeria in the fourth quarter of 2007. The Company’s net book value for the equipment in West Africa at September 30, 2008 and December 31, 2007 was $641 and $1,205, respectively. This equipment is comprised primarily of construction equipment, rolling stock, and generator sets. The Company is in the process of redeploying this equipment for use in Oman.
     Insurance Recovery
     During the nine months ended September 30, 2008, income from Discontinued Operations consisted of two pre-Nigeria sale insurance claim recoveries of $850 and $2,154 for events of loss the Company suffered prior to the sale of its Nigeria operations.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
Results of Discontinued Operations
     Condensed Statements of Operations of the Discontinued Operations for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008
			Discontinued
	Nigeria	Nigeria TSA	Operations
Contract revenue	$—	$418	$418

Operating expenses:
Contract	—	665	665
General and administrative	13	(1)	12

Operating loss	(13)	(246)	(259)
Other income (expense)	1,486	(3)	1,483

Income (loss) before income taxes	1,473	(249)	1,224
Provision for income taxes	—	5	5

Net income (loss)	$1,473	$(254)	$1,219

	Three Months Ended September 30, 2007
			Discontinued
	Nigeria	Nigeria TSA	Operations
Contract revenue	$—	$4,825	$4,825

Operating expenses:
Contract		4,868	4,868
General and administrative	—	124	124
Profit disgorgement	10,300	—	10,300

Operating loss	(10,300)	(167)	(10,467)
Other income	1,441	54	1,495

Loss before income taxes	(8,859)	(113)	(8,972)
Provision for income taxes	—	154	154

Net loss	$(8,859)	$(267)	$(9,126)

	Nine Months Ended September 30, 2008
			Discontinued
	Nigeria	Nigeria TSA	Operations
Contract revenue	$—	$2,087	$2,087

Operating expenses:
Contract	—	3,195	3,195
General and administrative	13	32	45

Operating loss	(13)	(1,140)	(1,153)
Other income (expense)	4,393	(178)	4,215

Income (loss) before income taxes	4,380	(1,318)	3,062
Provision for income taxes	—	20	20

Net income (loss)	$4,380	$(1,338)	$3,042

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

	Nine Months Ended September 30, 2007
			Discontinued
	Nigeria(1)	Nigeria TSA	Operations
Contract revenue	$30,046	$21,906	$51,952

Operating expenses:
Contract	34,360	21,016	55,376
General and administrative	3,472	566	4,038
Profit disgorgement	10,300	—	10,300

Operating income (loss)	(18,086)	324	(17,762)
Other income (expense)	(1,946)	55	(1,891)

Income (loss) before income taxes	(20,032)	379	(19,653)
Provision for income taxes	1,092	749	1,841

Net loss	$(21,124)	$(370)	$(21,494)

(1)	Reflects operations through February 7, 2007.
Financial Position of Discontinued Operations
     Condensed Consolidated Balance Sheets of the Discontinued Operations are as follows:

	September 30,	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$309	$211
Accounts receivable, net	960	296
Prepaid expenses	130	879

Total current assets	1,399	1,386
Property, plant and equipment, net	641	1,205
Other assets	633	620

Total assets	2,673	3,211
Current liabilities:	637	978

Total current liabilities	637	978

Net assets of discontinued operations	$2,036	$2,233

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)
OVERVIEW
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2008 and 2007, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Business
     We are a provider of energy services to global end markets serving the oil and gas, refinery, petrochemical and power industries. Our services, which include engineering, procurement and construction (which when performed together we refer to as “EPC”) turnaround, maintenance and other specialty services, are critical to the ongoing expansion and operation of energy infrastructure. Within the global energy market, we specialize in designing, constructing, upgrading and repairing midstream infrastructure such as pipelines, compressor stations and related facilities for onshore and coastal locations as well as downstream facilities, such as refineries. We also provide specialty turnaround services, tank services, heater services, construction services and safety services and fabricate specialty items for hydrocarbon processing units. We provide, from time to time, asset development and participate in the ownership and operations as an extension of our portfolio of industry services. We place particular emphasis on achieving the best risk-adjusted returns. Depending upon market conditions, we may work in developing countries and we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution. We also believe our engineering, planning and project management expertise, as it relates to optimizing the structure and execution of a project, provides us with competitive advantages in the markets we serve.
     We are a top tier, global pipeline contractor to the hydrocarbon pipeline market, having performed work in 59 countries and constructed over 200,000 kilometers of pipelines in our history. We complement our pipeline market expertise with our service offerings to the downstream hydrocarbon processing market providing integrated solutions for turnaround, maintenance and capital projects for the refining and petrochemical industries. We have performed these downstream services for 60 of 149 refineries in the United States. We offer our clients full asset lifecycle services and in some cases we provide the entire scope of services for a project, from front-end engineering and design to procurement, construction, commissioning and ongoing facility operations and maintenance. With over 100 years of expertise in the global energy infrastructure market, our full asset lifecycle services are utilized by major pipeline transportation companies, exploration, production and refining companies and government entities worldwide.
Segments
     Our business is organized into three segments: Upstream oil and gas (“O&G”), Downstream O&G and Engineering. We can support our clients’ needs related to EPC projects or ongoing operations and maintenance services through any of our segments.
     Upstream O&G
     We provide our expertise, including systems, personnel and equipment, to construct and replace large-diameter cross-country pipelines; fabricate engineered structures, process modules and facilities; and construct oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities, gathering lines and related facilities. We also provide certain specialty services to increase our equipment and personnel utilization. We currently provide these services in the United States, Canada, and Oman, and with our international experience can enter (or re-enter) individual country markets if and as conditions there are attractive to us and present an attractive risk-adjusted return.
     Downstream O&G
     We provide integrated, full-service specialty construction, turnaround, repair and maintenance services to the downstream energy infrastructure market, which consists primarily of refineries and petrochemical facilities. We are one of four major contractors in the United States that provides services for the overhaul of high-utilization fluid catalytic cracking units, the primary gasoline-producing unit in refineries. These catalytic cracking units, which operate continuously for long periods of time, are typically overhauled on a three to five-year cycle. We also provide similar turnaround services for other refinery process units, as well as specialty services. We design, manufacture and install process heaters for the refining industry. We also provide maintenance and construction services for the American Petroleum Institute storage tank market. We provide these services primarily in the United States, but our experience includes international projects and we are exploring opportunities to expand this offering to other locations with attractive risk-adjusted returns.

     Engineering
     We specialize in providing a broad array of engineering, project management, pipeline integrity and field services. Our engineering services cover from front-end engineering design and feasibility analysis to detailed design to assist our clients in conceptualizing, evaluating, designing, routing, permitting and managing the construction or expansion of pipelines, compressor stations, pump stations, fuel storage facilities, field gathering facilities and production facilities. In addition, we provide a full range of pipeline management and maintenance services, program engineering services including managing and performing our clients annual engineering programs, project management and field services including acquiring and administering right-of-way acquisition for projects, environmental services, site surveying and mapping.
Changing Business Environment
     Tightening credit markets have resulted in a worldwide credit crisis that has triggered substantial uncertainty with respect to the funding of capital expenditures by our customers. Prices for oil and natural gas have fallen approximately 50 percent from their highs in mid-summer 2008. These changes have impacted general business conditions and reduced visibility for certain aspects of our business. However, our backlog is over $1 billion as of September 30, 2008 and provides visibility into the third quarter of 2009 for our mainline U.S. pipeline construction unit. While we have evidence that certain prospects may be delayed, we believe none of our contracts in backlog are at risk.
     We continue to shift our business from being primarily a construction company to a company that provides more diversified services. Our model benefits from recurring maintenance expenditures and life cycle improvements necessary to maintain and operate complex hydrocarbon transportation and refining facilities.
     Although we are not immune to the current financial and economic events, we are well positioned with our service offerings and geographic locations to take advantage of our markets as further detailed below:
•	Our U. S. mainline pipeline and facilities construction businesses are well positioned to take advantage of the development of new sources of natural gas supply which require new infrastructure to monetize these investments. These new sources of supply include the new shale plays such as Haynesville, Fayetteville, Marcellus and others.

•	We are positioned to build the take away pipelines from the significant development and investments made in the Canadian oil sands.

•	In the Canadian oil sands, our maintenance and fabrication businesses are service offerings that are required to operate the facilities even in the current financial environment.

•	Our diversified Downstream O&G service offering is focused on asset life extension and maintenance projects for the process industries, which can be robust even in the current business environment.

•	Our EPC offering is unique to our space and allows us to earn more revenue per engineer and to qualify for larger projects, leveraging our revenue and increasing earnings opportunities.

•	Our past experience and brand name provides us access to international markets.

•	And finally, we have strengthened our financial position. Our strong balance sheet and operating cash flow should allow us to effectively operate our business and to take advantage of the potential opportunities that may occur during a period of change like we are currently experiencing.
     During the nine months ended September 30, 2008, our continuing operations provided $96,494 of cash. Our September 30, 2008 cash and cash equivalents balance was $127,552 and we have increased our working capital $61,904 to $261,019 from $199,115 at December 31, 2007. Our operations are not dependent on external short-term funding and we have not utilized the cash borrowing base available under our revolving credit facility during 2008. We believe that our strong balance sheet will provide us opportunities to pursue our strategy as discussed in the following section.
Strategy
     We work diligently to increase stockholder value by leveraging our competitive strengths to focus on profitability and risk mitigation in the changing global energy infrastructure market and to position ourselves for sustained long-term earnings growth.
     Focus on Managing Risk.
     We have implemented a core set of business practices and policies which have fundamentally improved our risk profile. We have implemented our risk management policy by exiting higher risk countries, focusing our activity on higher margin opportunities in lower risk countries, diversifying our service offerings and end markets, practicing rigorous financial management and managing contract execution risk. Risk management is emphasized throughout all levels of the organization and covers all aspects of a project from strategic planning and bidding to contract management and financial reporting.
•	Safety first culture. Our core values emphasize safety as the foremost value in our culture and safety is the driver for all other values. Our focus is on 100 percent involvement by all employees in providing a safe accident-free workplace. This core value demands that 100 percent of our employees, from executive management to field labor, be trained in our safety first culture and safety-first performance at every level in the organization. Every action must meet our safety criteria.

•	Focus resources in markets with the highest risk-adjusted return. We believe North America currently offers us the highest risk-adjusted returns and the majority of our resources are focused on this region. For the third quarter of 2008, we earned 94.8 percent of our revenue in North America. However, we continue to seek international opportunities which can provide superior risk-adjusted returns and believe our extensive international experience is a competitive advantage. We believe that markets in North Africa and the Middle East, where we also have substantial experience, may offer attractive opportunities for us in the future given mid and long-term industry trends.

•	Maintain a conservative contract portfolio. Our current contract portfolio is composed of 88.4 percent cost-reimbursable work which provides for a more equitable allocation of risk between us and our customers. We intend to maintain a balanced risk-to-reward portfolio.

•	Ethical business practices. We demand that all of our employees and representatives conduct our business in accordance with the highest ethical standards—in compliance with applicable laws, rules and regulations, with honesty and integrity, and in a manner which demonstrates respect for others.
     Leverage Industry Position and Reputation into a Broader Service Offering.
     We believe the global energy infrastructure market will continue to provide opportunities; however, the current business environment will require increased focus on projects with a high probability of moving forward in the near term. We believe our core capabilities can be expanded beyond the global energy infrastructure market and we are selectively evaluating these prospects. Our established platform and track record positions us to capitalize on these opportunities by leveraging our expertise into a broader range of related service offerings. We intend to leverage our project management, engineering and construction skills to establish additional service offerings, such as instrumentation and electrical services, turbo-machinery services, environmental services and pipeline system integrity services.
     Additionally, we intend to pursue selective strategic acquisitions to complement our organic expansion strategies and to minimize our cyclical dependence on the large-diameter cross-country pipeline construction market. For example, in 2007, we completed two acquisitions that expanded our service offerings as well as the regions where we effectively deliver those services. Our November 2007 acquisition of Integrated Service Company LLC (“InServ”), complemented our service offerings in the midstream market while our July 2007 acquisition of Midwest significantly enhanced our presence in Western Canada, including the growing oil sands regions.
     Maintain Financial Flexibility.
     As we continue to grow and diversify our service offerings we must possess the financial flexibility to meet material, equipment and personnel needs to support our project commitments. We view financial strength and flexibility as a fundamental requirement to fulfilling our strategy. As of September 30, 2008, we had cash and cash equivalents of $127,552 and $50,000 of unutilized cash borrowing capacity under our revolving credit facility to address our current capital requirements with no short-term borrowings or commercial paper outstanding. For the nine months ended September 30, 2008, we increased our working capital position, for continuing operations, by $61,904 (31.1 percent) to $261,019 from $199,115 at December 31, 2007. We continue to focus on surety bonds in lieu of letters of credit as performance security for the completion of our projects thereby replacing the relatively high-cost letters of credit with lower cost surety bonding. In addition, our $150,000 senior secured revolving credit facility (the “2007 Credit Facility”) provides us additional financial flexibility to pursue our growth strategy. The combination of our strong cash position, the availability of our 2007 Credit Facility, and our working capital position will allow us to focus on the highest return projects available during uncertain economic times as well as pursue our strategy of diversification as opportunities present themselves. The limited availability of credit in the market has not affected our credit facility; nor do we believe that it will impact our ability to access surety bonding in the future.
     Leverage Core Service Expertise into Additional Full EPC Contracts.
     Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies to the benefit of both our customers and our company. In performing integrated EPC contracts, we establish ourselves as overall project managers from the earliest stages of project inception and are therefore better able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution; while for us, these contracts often yield higher profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture the engineering, procurement and construction components of these projects.
Financial Summary
     Third Quarter Results and Financial Position
     For the three months ended September 30, 2008, we achieved net income from continuing operations of $19,051 or $0.50 per basic share and $0.46 per diluted share on revenue of $490,651. This compares to net income from continuing operations of $10,272 or $0.36 per basic and $0.32 per diluted share on revenue of $246,716 for the three months ended September 30, 2007.

     Revenue for the three months ended September 30, 2008 increased $243,935 (98.9 percent) to $490,651 from $246,716 during the same period in 2007. Following are the key components of the increase in revenue:
•	Revenue earned on pipeline construction and EPC projects in the United States; and

•	Revenue of $86,249 in 2008 from the Downstream O&G segment derived from our acquisition of InServ in November 2007.
     Operating income for the three months ended September 30, 2008 increased $10,013 (53.5 percent) to $28,735 from $18,722 during the same period in 2007. The favorable operating income results were driven primarily by increased revenue. Operating margin decreased 1.7 percent to 5.9 percent in 2008 from 7.6 percent in 2007. The operating margin decrease was driven by lower contract margin, the inclusion of intangible amortization resulting from the InServ acquisition, and partially offset by lower general and administrative (“G&A”) expense as a percent of revenue.
     Other non-operating, net expense for the three months ended September 30, 2008 decreased $742 (31.3 percent) to $1,627 from $2,369 during the same period in 2007. The decrease in net expense is primarily a result of a $1,071 charge recorded in third quarter of 2007 related to a non-recurring legal settlement offset by an increase in interest expense of $413.
     The provision for income taxes for the three months ended September 30, 2008 increased $1,976 to $8,057 on income from continuing operations before income taxes of $27,108 (an effective tax rate of 29.7 percent) as compared to a provision for income taxes of $6,081 on income from continuing operations before income taxes of $16,353 (an effective tax rate of 37.2 percent) during the same period in 2007. The increase in the provision for income taxes is due to improved operating results in the U.S., thereby generating more taxable income in third quarter of 2008 as compared to the third quarter of 2007. The increase was partially mitigated by a downward revision and related third quarter catch-up adjustment of the estimated 2008 effective tax rate for the year from 42.0 percent to 38.5 percent. The reduction in the 2008 estimated effective tax rate is primarily attributed to tax positions taken in connection with costs associated with certain contracts and the deductibility of these costs. We continue to refine our corporate structure and its overall tax strategy to increase tax efficiency.
     Working capital as of September 30, 2008, for continuing operations, increased $61,904 (31.1 percent) to $261,019 from $199,115 at December 31, 2007. The increase in working capital was primarily driven by positive cash flow of $31,135 generated from continuing operations during the nine months ended September 30, 2008. Working capital increased $13,607 due to the reclassification of property, plant and equipment to assets held for sale. This is related to a facility in Canada that was formerly classified as property, plant and equipment and is currently being held for sale with an expected closing date by year-end. Additionally, working capital accounts that generally trend with the increase of project activity increased $5,367, net. These accounts include accounts receivable, contract costs and income not yet billed, inventory, accounts payable and accrued liabilities and contract billings in excess of cost and recognized income. We also had an increase of $7,128 in prepaid expenses primarily due to the timing of our umbrella and general liability insurance policy renewal.
     Our debt to equity ratio as of September 30, 2008, decreased to 0.31:1 from 0.38:1 at December 31, 2007. Our aggregate outstanding debt has decreased $7,101 to $145,245 at September 30, 2008 from $152,346 at December 31, 2007, while we have significantly increased our stockholders’ equity $70,304 to $466,405 at September 30, 2008 from $396,101 at December 31, 2007.
Other Financial Measures
     Backlog
     In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is focused on backlog additions and capturing quality backlog with margins commensurate with the risks associated with a given project.
     Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At September 30, 2008, total backlog from continuing operations decreased $266,997 (20.5 percent) to $1,038,444 from $1,305,441 at December 31, 2007. There was no backlog for discontinued operations at September 30, 2008 and December 31, 2007, respectively. We consider the composition of our backlog between fixed-price and cost reimbursable contracts just as important as the overall growth of backlog. Cost reimbursable contracts comprised 88.4 percent of backlog at September 30, 2008 versus 74.9 percent of backlog at December 31, 2007. We expect that approximately $441,688 or approximately 43.0 percent, of our existing total backlog at September 30, 2008 will be recognized in revenue during the remainder of 2008.
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

     The following tables show our backlog by operating segment and geographic location as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Operating Segment
Upstream O&G	$795,103	76.5%	$941,301	72.1%
Downstream O&G	178,249	17.2%	199,646	15.3%
Engineering	65,092	6.3%	164,494	12.6%

Total, continuing operations	1,038,444	100.0%	1,305,441	100.0%

Discontinued operations	—		—

Total backlog	$1,038,444		$1,305,441

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Geographic Region
United States	$778,153	74.9%	$1,014,351	77.7%
Canada	206,411	19.9%	215,527	16.5%
Oman	53,880	5.2%	75,563	5.8%

Total backlog	$1,038,444	100.0%	$1,305,441	100.0%

     EBITDA from Continuing Operations
     Earnings before net interest, income taxes, depreciation and amortization (“EBITDA”) is a non-GAAP measure that we use as a part of our overall assessment of financial performance between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours.
A reconciliation of EBITDA from continuing operations to GAAP financial information follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss) from continuing operations	$19,051	$10,272	$58,230	$(33,446)
Interest, net	1,685	1,042	5,079	2,119
Provision for income taxes	8,057	6,081	36,450	7,793
Depreciation and amortization	11,201	5,457	33,988	13,223

EBITDA	$39,994	$22,852	$133,747	$(10,311)

     EBITDA from continuing operations for the three months ended September 30, 2008 increased $17,142 (75.0 percent) to $39,994 from $22,852 during the same period in 2007. The increase in EBITDA during the three months ended September 30, 2008, is primarily a result of increased net income and depreciation and amortization. The primary cause of the increased net income is increased contract income of $28,859 (excluding depreciation) resulting from the growth of our project activity level and the execution of those projects. The increase in contract income (excluding depreciation) is partially offset by a decrease in contract margin of 2.0 percentage points to 13.8 percent during the three months ended September 30, 2008, from 15.8 percent during the same period in 2007. The increase in depreciation and amortization is primarily a result of our increased capital additions and capital expenditures incurred to support the growth of our business and project activity levels. Additionally, the three months ended 2008 include $2,586 of amortization of intangible assets related to our acquisition of InServ in the fourth quarter of 2007. These increases in contract income and depreciation/amortization expense are partially offset by an increase in G&A of $11,102 (excluding depreciation).
     EBITDA from continuing operations for the nine months ended September 30, 2008 increased $144,058 (1,397.1 percent) to $133,747 from $(10,311) during the same period in 2007. The increase in EBITDA during the nine months ended September 30, 2008, is primarily a result of increased net income, provision for income taxes and depreciation and amortization. The primary factor driving increased net income is increased contract income of $145,526 (excluding depreciation) resulting from the growth of our project activity level and the execution of those projects. The increase in contract income (excluding depreciation) reflects an increase in contract margin of 3.5 percentage points to 14.8 percent during the nine months ended September 30, 2008, from 11.4 percent during the same period in 2007. The $28,657 increase in the provision for income taxes is primarily due to our improved operating results in the U.S. thereby resulting in more taxable income in the nine months ended 2008. The increase in depreciation and amortization is primarily a result of capital additions and capital expenditures in late 2007 and through the nine months ended 2008 to support the growth of our business and project activity levels. Additionally, the nine months ended September 30, 2008, include $7,828 of amortization of intangible assets related to our acquisition of InServ in the fourth quarter of 2007.

These increases are partially offset by an increase in G&A of $41,066 (excluding depreciation). Also affecting EBITDA during the nine months ended September 30, 2008 were two significant non-recurring charges of $22,000 for government fines and $15,375 for the loss on early extinguishment of debt.
Discontinued Operations
     In 2006, we announced our intention to sell our assets and operations in Nigeria, which led to its classification as discontinued operations (“Discontinued Operations”). Furthermore, we sold our Nigeria assets and operations on February 7, 2007 to Ascot Offshore Nigeria Limited (“Ascot”) pursuant to a Share Purchase Agreement by and between us and Ascot (the “Agreement”).
     For the three months ended September 30, 2008, the income from Discontinued Operations was $1,219 or $0.03 per basic and diluted share. This compares to a loss from Discontinued Operations of $9,126 or $0.32 per basic and $0.26 per diluted share for the three months ended September 30, 2007. For the nine months ended September 30, 2008, income from Discontinued Operations was $3,042 or $0.08 per basic share and $0.07 per diluted share compared to a loss of $21,494 or $0.78 per basic and diluted share for the nine months ended September 30, 2007.
     Transition Services Agreement
     Concurrent with the sale of our Nigeria assets and Nigeria-based operations, we entered into a two-year Transition Services Agreement (“TSA”) with Ascot. Under the TSA, we were primarily providing equipment and labor in the form of seconded employees to work under the direction of Ascot. Ascot agreed to reimburse the Company for the seconded employee transition services costs. We have been working with Ascot to shift the transition services provided by the Company to direct services secured by Ascot. That effort is substantially complete in that we currently have no employees seconded to Ascot working in West Africa generally, or Nigeria specifically; however, the Company has one employee that continues to provide minimal services from the U.S.
     As previously discussed, we have made available certain equipment to Ascot for its use. This equipment was not sold to Ascot under the Agreement. Due to business and legal conditions in Nigeria, we recorded an impairment charge of $1,542 related to this equipment in the fourth quarter of 2007. Our remaining net book value for this equipment at September 30, 2008 was $641. This equipment is comprised primarily of construction equipment, rolling stock, and generator sets. The Company is in the process of redeploying this equipment for use in Oman.
     Ascot’s continued willingness and ability to perform our former projects in West Africa continue to be important factors to further reducing our risk profile in Nigeria and elsewhere in West Africa. There can be no assurance that we will be successful, if the need arises, in enforcing our indemnity rights against Ascot and Berkeley Group, plc (“Berkeley”), the parent company of Ascot.
     We are aware of one potential dispute related to our former projects in West Africa, specifically the West African Gas Pipeline (“WAGP”) contract. It is our understanding that Ascot and the West African Gas Pipeline Company Limited (“WAPCo”) are currently involved in a potential dispute. This dispute may result in a lengthy arbitration proceeding between WAPCo and the Ascot owned entity Willbros West Africa, Inc. (“WWAI”) in the London Court of International Arbitration to determine the validity of the alleged default notice issued by WAPCo to WWAI, including any resulting damage award, in combination with a lawsuit between WAPCo and us in the English Courts under English law to determine the enforceability, in whole or in part, of our parent guarantee, which we expect to be a lengthy process.
     If ultimately it is determined by an English Court that we are liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against the Company directly under our parent company guarantee, and, in either case, we are unable to enforce our rights under the indemnity agreement entered into with Ascot in connection with the WAGP contract, we may experience substantial losses. However, management cannot, at this time, predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot will protect the Company. Based upon our current knowledge of the relevant facts and circumstances, we do not expect that the outcome of the dispute will have a material adverse effect on our financial condition or results of operations.
     Additional financial disclosures on Discontinued Operations are provided in Note 13 - Discontinuance of Operations, Asset Disposals, and Transition Services Agreement.
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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Contract Revenue
     For the three months ended September 30, 2008, contract revenue increased $243,935 (98.9 percent) to $490,651 from $246,716 during the same period in 2007. The increase is primarily due to revenue growth across all segments as well as the acquisition of InServ in November of 2007. A quarter-to-quarter comparison of revenue is as follows:

	Three months ended September 30,
				Percent
	2008	2007	Increase	Change
Upstream O&G	$342,064	$196,554	$145,510	74.0%
Downstream O&G	86,249	N/A	86,249	100.0%
Engineering	62,338	50,162	12,176	24.3%

Total	$490,651	$246,716	$243,935	98.9%

     Upstream O&G revenue increased $145,510 (74.0 percent) to $342,064 from $196,554 in 2007. This favorable result consisted of increases in the U.S. of $137,307 (129.0 percent), Canada of $6,820 (10.1 percent) and Oman of $1,383 (6.1 percent). In the U.S., revenue increased primarily due to $62,231 of revenue earned on two new major pipeline projects which began in the latter part of 2007, $70,855 of revenue earned on a large EPC project in 2008, along with revenue from several new smaller projects in 2008. In Canada, the increase was primarily due to approximately $20,883 of work related to a new pipeline project in 2008, partially offset by a decrease related to 2007 projects now completed.
     Downstream O&G revenue was $86,249 for the three months ended September 30, 2008. There is no revenue in the 2007 comparable period as this revenue is the product of our acquisition of InServ in November 2007. Downstream O&G revenue consists of $30,650 from construction services, $14,080 from construction and turnaround work, $23,368 from field services, $10,676 from tank services, and $7,475 from fabrication work.
     Engineering revenue increased $12,176 (24.3 percent) to $62,338 from $50,162 in 2007. The increase in revenue is a result of increased demand for our pipeline and facility engineering services. The volume and size of projects performed in 2008 were significantly greater than in 2007. This increased activity level is reflected in the Engineering September 30, 2008 headcount of 657, up 14.5 percent over the same period in 2007, while maintaining very high utilization. In addition, the increased demand has resulted in significantly higher field service activity relating to right-of-way, environmental, and surveying.
     Operating Income
     For the three months ended September 30, 2008, operating income increased $12,013 to $28,735 from $16,722 during the same period in 2007. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended September 30,
		Operating		Operating		Percent
	2008	Margin %	2007(1)	Margin %	Increase	Change
Upstream O&G	$17,028	5.0%	$13,433	6.8%	$3,595	26.8%
Downstream O&G	4,723	5.5%	N/A	N/A	4,723	100.0%
Engineering	6,984	11.2%	3,289	6.6%	3,695	112.3%

Total	$28,735	5.9%	$16,722	6.8%	$12,013	71.8%

(1)	This table does not reflect a reduction in government fines of $2,000 in 2007 which is included in consolidated operating results. Government fines were characterized as a Corporate expense and are not allocated to the reporting segments.
     Upstream O&G operating income increased $3,595 to $17,028 from $13,433 in 2007. The increase in operating income was a result of previously discussed revenue increases, which resulted in a 26.2 percent increase in contract income. Overall, contract margins for Upstream O&G decreased, driven by a decrease in the U.S. where two major pipeline projects were at a lower margin percentage than projects during the same period in 2007. Contributing to our operating income was a net gain of approximately $3,000 resulting from discrete construction material procurement and disposition activities that we entered into in the third quarter. Offsetting the contract income increase was an increase in G&A expense of $3,355 as a result of increases in manpower and other costs required to support the 74.0 percent increase in revenue.
     Downstream O&G operating income was $4,723 for the three months ended September 30, 2008. There is no operating income in the 2007 comparable period as the Downstream O&G operating results are the product of our acquisition of InServ in November 2007. Operating income was negatively impacted $2,586 (3.0 percent) by the amortization of other intangible assets.
     Engineering operating income increased $3,695 (112.3 percent) to $6,984 from $3,289 in 2007. The increase in operating income was primarily a result of strong demand for engineering services enabling high utilization and increased headcount while maintaining solid margins and leveraging G&A expenses.

     Non-Operating Items
     Provision for income taxes increased $1,976 to $8,057 from $6,081 in 2007. During the three months ended September 30, 2008, we recognized $8,057 of income tax expense on income from continuing operations before income taxes of $27,108 (an effective tax rate of 29.7 percent) as compared to income tax expense of $6,081 on income from continuing operations before income taxes of $16,353 (an effective tax rate of 37.2 percent) during the same period in 2007. The increase in the provision for income taxes is due to improved operating results, thereby generating more taxable income in the three months ended 2008 as compared to 2007. The circumstances that gave rise to the higher effective tax rate on lower income in 2007 was primarily due to expenses in Panama that received no tax benefit and the tax position taken on certain contract costs in 2008.
     For interim financial reporting, we record the tax provision based on an estimate of the effective tax rate for the year. During the three months ended September 30, 2008, we revised our annual estimated effective income tax rate from 42.0 percent to 38.5 percent. The reduction in the effective income tax rate is primarily attributed to tax positions taken in connection with costs associated with certain contracts and the deductibility of those costs. We continue to refine our corporate structure and overall tax strategy to increase tax efficiency.
     Discontinued Operations
     Income (loss) from discontinued operations, net of taxes increased $10,345 (113.4 percent) to $1,219 of income from a loss of $9,126 during the same period in 2007. During the three months ended September 30, 2008, income from Discontinued Operations was primarily a result of $1,543 of additional cumulative gain on the sale of Nigeria assets and operations. The recognition of this gain in the current period is due to a reserve taken at the date of the sale for the fair value of issued letters of credit for Nigeria projects. As those letters of credit expire or are released, the liability or reserve is relieved resulting in additional income. Two letters of credit totaling $19,759 expired in August 2008. The loss incurred during the same period in 2007 was due to a $10,300 government fine related to profit disgorgement assessed in the third quarter of 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Contract Revenue
     For the nine months ended September 30, 2008, contract revenue increased $839,834 (137.6 percent) to $1,450,002 from $610,168 during the same period in 2007. The increase is primarily due to revenue growth across all segments as well as the acquisition of InServ in November of 2007. A period-to-period comparison of revenue is as follows:

	Nine months ended September 30,
				Percent
	2008	2007	Increase	Change
Upstream O&G	$982,836	$482,104	$500,732	103.9%
Downstream O&G	278,995	N/A	278,995	100.0%
Engineering	188,171	128,064	60,107	46.9%

Total	$1,450,002	$610,168	$839,834	137.6%

     Upstream O&G revenue increased $500,732 (103.9 percent) to $982,836 from $482,104 in 2007. This favorable result consisted of increases in the U.S. of $408,757 (162.2 percent), Canada of $88,298 (53.0 percent) and Oman of $3,679 (5.8 percent). In the U.S., revenue increased primarily because of $341,102 earned on two new major pipeline projects which began in the latter part of 2007 along with revenue from several new smaller projects. In Canada, the increase was primarily due to approximately $95,015 of work related to our new pipeline division. In Oman, the increase was primarily from a contract for oilfield construction services.
     Downstream O&G revenue was $278,995 for the nine months ended September 30, 2008. There is no revenue in the 2007 comparable period as this revenue is the product of our acquisition on InServ in November 2007. Downstream O&G revenue consists of $93,217 from construction services, $63,735 from field services, $48,845 from construction and turnaround work, $48,675 from tank services, and $24,523 from fabrication work.
     Engineering revenue increased $60,107 (46.9 percent) to $188,171 from $128,064 in 2007. The increase in revenue is a result of increased demand for pipeline and facility engineering services. The volume and size of projects performed in 2008 were significantly greater than in 2007. This increased activity level is reflected in the Engineering September 30, 2008 headcount of 657, up 14.5 percent over the same period in 2007, while maintaining very high utilization. In addition, the increased demand has resulted in significantly higher field service activity relating to right-of-way, environmental, and surveying.

     Operating Income
     For the nine months ended September 30, 2008, operating income increased $83,695 (527.7 percent) to $99,555 from $15,860 during the same period in 2007. A period-to-period comparison of operating income is as follows:

	Nine months ended September 30,
		Operating		Operating		Percent
	2008	Margin %	2007(1)	Margin %	Increase	Change
Upstream O&G	$57,792	5.9%	$6,361	1.3%	$51,431	808.5%
Downstream O&G	18,772	6.7%	N/A	N/A	18,772	100.0%
Engineering	22,991	12.2%	9,499	7.4%	13,492	142.0%

Total	$99,555	6.9%	$15,860	2.6%	$83,695	527.7%

(1)	This table does not reflect government fines of $22,000 in 2007 which is included in consolidated operating results. Government fines were characterized as a Corporate expense and are not allocated to the reporting segments.
     Upstream O&G operating income increased $51,431 (808.5 percent) to $57,792 from $6,361 in 2007. The increase in operating income was a result of previously discussed revenue increases, which resulted in a 167.2 percent increase in contract income. Overall, contract margins for Upstream O&G increased, with the most significant increase occurring in the U.S. where in 2007 severe weather impacted several lump sum projects. Contributing to our operating income was a net gain of approximately $3,000 resulting from discrete construction material procurement and disposition activities that we entered into in the third quarter. Offsetting the contract income increase was an increase in G&A expense of $14,990 as a result of increases in manpower and other costs required to support the 103.9 percent increase in revenue.
     Downstream O&G operating income was $18,772 for the nine months ended September 30, 2008. There is no operating income in the 2007 comparable period as the Downstream O&G operating results are the product of our acquisition of InServ in November 2007. Operating income was negatively impacted $7,828 (2.8 percent) by the amortization of other intangible assets.
     Engineering operating income increased $13,492 (142.0 percent) to $22,991 from $9,499 in 2007. The increase in operating income was primarily a result of strong demand for engineering services enabling high utilization and increased headcount while maintaining solid margins and leveraging G&A expenses.
     Non-Operating Items
     Interest, net expense increased $2,960 (139.7 percent) to $5,079 from $2,119 in 2007. The increase in net expense is primarily a result of $1,841 of decreased interest income earned on cash and cash equivalents. Additionally, interest expense increased $1,119 primarily due to increased capital lease obligations due to significant additions of capital equipment obtained through capital leases throughout late 2007 and 2008, partially offset by reduced interest expense as a result of the conversion of $63,093 in aggregate principal amount of the 2.75% and 6.5% senior convertible notes in 2007 and 2008.
     Loss on early extinguishment of debt decreased $15,375 (100.0 percent) to $0 in 2008. The loss on early extinguishment of debt recorded in 2007 is directly attributable to the induced conversion of approximately $52,450 of aggregate principal amount of our 6.5% Notes in which the entire loss was recognized during the second quarter of 2007.
     Provision for income taxes increased $28,657 to $36,450 from $7,793 in 2007. During the nine months ended September 30, 2008, we recognized $36,450 of income tax expense on income from continuing operations before income taxes of $94,680 (an effective tax rate of 38.5 percent) as compared to income tax expense of $7,793 on a loss from continuing operations before income taxes of $25,653 during the same period in 2007. The increase in the provision for income taxes is due to improved operating results; thereby generating more taxable income in the nine months ended 2008 as compared to 2007. The circumstances that resulted in recording a tax provision on losses during the nine months ended 2007 were primarily due to expenses in Panama that received no tax benefit. These charges include the $22,000 government fine and $15,375 loss on early extinguishment of debt.
     Discontinued Operations
     Income (loss) from discontinued operations, net of taxes increased $24,536 (114.2 percent) to income of $3,042 from a loss of $21,494 during the same period in 2007. Income during the nine months ended September 30, 2008, consists of two pre-Nigeria sale insurance claim recoveries of $850 and $2,154 for events of loss the Company suffered prior to the sale of its Nigeria operations. Additionally, we have recognized $1,543 of additional cumulative gain on the sale of Nigeria assets and operations in 2008. The additional gain is the result of an aggregate amount of $19,759 of letters of credit expiring, for which the fair value of $1,543 of the letters of credit was reserved against the gain at the sale date. The income from the insurance recovery and additional gain on sale are partially offset by the net expenses of the TSA. The loss incurred during the same period in 2007 was primarily from 38 days of Nigeria operations prior to its sale on February 7, 2007 and the government fine of $10,300 related to profit disgorgement recognized in the third quarter of 2007. During the nine months ended September 30, 2008, cash provided by operating activities of Discontinued Operations increased $551 (18.5 percent) to cash provided of $3,531 from $2,980 during the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the nine months ended September 30, 2008, the results of our operations were our principal sources of funding. We anticipate that cash on hand, future cash flows from operations and the availability of our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirement in the near term. However, we are reviewing all opportunities, including accessing the public markets to the extent that market conditions and other factors permit, to pursue business expansion opportunities including potential acquisitions. Our capital planning process is focused on utilizing cash in ways that enhance the value of our company. During the nine months ended September 30, 2008, we used cash from operations to fund working capital needs and certain capital expenditures.
Cash Flows
     Cash flows provided by (used in) continuing operations by type of activity were as follows for the nine months ended September 30, 2008 and 2007:

	2008	2007
Operating activities	$96,494	$(22,629)
Investing activities	(23,943)	66,952
Financing activities	(40,917)	(28,445)
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
     Operating Activities
     Operating activities of continuing operations provided $96,494 of cash in the nine months ended September 30, 2008, as compared to cash used of $22,629 in same period in 2007. Cash provided in operating activities increased $119,123 primarily due to:
•	an increase in net income from continuing operations of $91,676 to $58,230 of income during the nine months ended September 30, 2008, as compared to a loss from continuing operations of $33,446 in the same period in 2007;

•	an increase in cash flow from the change in working capital accounts of $35,977. The increase in cash flow from working capital accounts is primarily attributable the change in working capital accounts that generally trend with project activity levels. These include accounts receivable, contract cost and recognized income not yet billed, inventory, accounts payable and accrued liabilities and contract billings in excess of cost and recognized income. The increase associated with these working capital accounts are partially offset by the cash flow associated with prepaid expenses and accrued income taxes; and

•	a decrease in non-cash charges of $8,530. This decrease is primarily attributable to the non-recurring $22,000 government fine and $15,375 loss on early extinguishment of debt recognized during the nine months ended 2008. This decrease is partially offset by increased depreciation and amortization of $20,765 and increased deferred compensation expense of $4,070. The increase in depreciation is reflective of the significant amount of capital additions to support the growth of our business and project activity level. Additionally, $7,828 of amortization of intangible assets is included in the nine months ended 2008 which were acquired in the acquisition on InServ in the fourth quarter of 2007. The increase in deferred compensation amortization is primarily a result of significant restricted stock awards granted in 2008.
     Investing Activities
     Investing activities of continuing operations used $23,943 of cash in the nine months ended September 30, 2008, compared to providing $66,952 during the same period in 2007. Cash flows from investing activities decreased $90,895 primarily due to:
•	disposition of discontinued operations in the nine months ended September 30, 2007, which provided $105,568 of cash as compared to no dispositions in the same period in 2008;

•	acquisition of a subsidiary in the nine months ended September 30, 2007, which used cash of $24,154 as compared to $846 of cash provided (working capital adjustment net of additional acquisition costs) during the same period in 2008; and
•	purchases of property, plant, and equipment during the nine months ended September 30, 2008 used $28,122 of cash compared to $15,890 during the same period in 2007, an increase of $12,232. These purchases consisted primarily of construction equipment to support our increased project activity.

     Financing Activities
     Financing activities of continuing operations used $40,917 of cash in the nine months ended September 30, 2008 compared to $28,445 in the same period in 2007. Cash flows from financing activities decreased $12,472 primarily due to:
•	repayments of capital lease obligations during the nine months ended September 30, 2008 of $17,550 as compared to $7,507. We have accelerated repayment and retired certain capital lease obligations early as a part of our financial flexibility and financial management strategy;

•	repayments of $12,575 of government fines during the nine months ended September 30, 2008 as compared to no repayments during the same period in 2007; and

•	the two previous increased cash outflows in 2008 are partially offset by a non-recurring cash use in 2007 of $12,993. This amount relates to the cash used in inducing the conversion of part of our 6.5% senior convertible notes in 2007. No similar inducement has occurred in 2008.
Additional Sources of Capital
     Assets Held for Sale
     In July 2008, we decided to sell one of our fabrication facilities in Edmonton, Alberta, Canada. We will use the proceeds from this sale to support our fabrication and cross-country pipeline businesses in Canada as well as fund the acquisition of assets to support our operations growth in North America. We anticipate the sale of the facility in Canada will close before year-end.
     2007 Credit Facility
     Concurrent with our public offering and the InServ acquisition on November 20, 2007, we replaced our synthetic credit facility with a $150,000 senior secured revolving credit facility that can be increased to $200,000 with approval of the administrative agent. The entire facility is available for performance letters of credit and 33 percent of the facility is available for cash borrowings and financial letters of credit.
Capital Requirements
     During the nine months ended September 30, 2008, continuing operations provided cash of $31,135. We believe that our improved financial results, combined with our financial flexibility and financial management will ensure sufficient cash to meet our capital requirements. We will continue to evaluate capital leases as a means to acquire equipment such that we maintain financial flexibility and whenever favorable rates are available. As such, we are focused on the following significant capital requirements:
•	providing working capital for projects in process and those scheduled to begin;

•	procuring construction equipment;

•	pursuing additional acquisitions that will allow us to expand our service offering; and

•	making installment payments to the government related to fines and profit disgorgement.
     We believe that we will be able to support our ongoing working capital needs through our cash on hand, our operating cash flows and the availability of the cash borrowings under the 2007 Credit Facility, although we may be required to access the capital markets in the event we complete any significant acquisitions.
Contractual Obligations
     As of September 30, 2008, we have $91,407 of outstanding debt related to the convertible notes. In addition, we have entered into various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $49,563 at September 30, 2008. We have acquired a note to finance insurance premiums in the amount of $12,754 which had a balance of $4,227 at September 30, 2008. We have an aggregate amount of $19,725 of government obligations. These obligations are due in three equal annual installments beginning in 2009.
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

FORWARD-LOOKING STATEMENTS
     This Form 10-Q includes “forward-looking statements”. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the energy industry, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
•	curtailment of capital expenditures in the oil, gas, power, refining and petrochemical industries;

•	cancellation of projects, in whole or in part;

•	the consequences we may encounter if the terms and conditions of our final settlements with the DOJ and the SEC are not complied with, including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed by the DOJ and SEC;

•	the occurrence during the course of our operations of accidents and injuries to our personnel, as well as to third parties, that negatively affect our safety record, which is a factor used by many clients to pre-qualify and otherwise award work to contractors in our industry;

•	the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•	difficulties we may encounter in connection with the previous sale and disposition of our Nigeria assets and Nigeria based operations, including without limitation, obtaining indemnification for any losses we may experience if, due to the non-performance of Ascot, claims are made against any parent company guarantees we provided and which remained in place, in varying degrees, subsequent to the closing;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•	failing to realize cost recoveries from projects completed or in progress within a reasonable period after completion of the relevant project;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin but not contract income on the project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to obtain adequate financing;

•	inability to obtain sufficient surety bonds or letters of credit;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in the effective tax rate in countries where our work will be performed;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	the occurrence of the risk factors included elsewhere in this Form 10-Q or in our other reports and filings with the SEC; and

•	other factors, most of which are beyond our control.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2008 and 2007 or during the nine months then ended.
     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2008, due to the generally short maturities of these items. At September 30, 2008, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
     Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At September 30, 2008, our only indebtedness subject to variable interest rates is certain capital lease obligations.
ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008 the disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our filings with the Securities and Exchange Commission.
(b) Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For information regarding legal proceedings, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007, and Note 12 — Contingencies, Commitments and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 12 as to legal proceedings is incorporated by reference herein.
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes in risk factors involving us from those previously disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A of Part II of our Form 10-Q for the quarter ended June 30, 2008.
Our business is highly dependent upon the level of capital expenditures by oil, gas and power companies on infrastructure.
     Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil, gas and power industries, specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. The current credit crisis and related turmoil in the global financial system, including the capital markets, as well as a general economic downturn or recession in North America and/or globally, may have an adverse impact on the level of capital expenditures of oil, gas and power companies and/or their ability to finance these expenditures. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:
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
     In February 2007, we completed the sale of our Nigerian operations. In August 2007, we and our subsidiary, Willbros International Services (Nigeria) Limited, entered into a Global Settlement Agreement with Ascot Offshore Nigeria Limited (“Ascot”), the purchaser of our Nigerian operations and Berkeley Group Plc, the purchaser’s parent company. Among the other matters, the Global Settlement Agreement provided for the payment of an amount in full and final settlement of all disputes between Ascot and Willbros (“the Company”) related to the working capital adjustment to the closing purchase price under the February 2007 share purchase agreement. In connection with the sale of our Nigerian operations, we also entered into a Transition Services Agreement, and Ascot delivered a promissory note in favor of the Company.
     The Global Settlement Agreement provided for a settlement in the amount of $25.0 million, the amount by which we and Ascot agreed to adjust the closing purchase price downward (the “Settlement Amount”). Under the Global Settlement Agreement, we retained approximately $13.9 million of the Settlement Amount and credited this amount to the account of Ascot for amounts which were due to the Company under the Transition Services Agreement and promissory note. Our payment of the balance of the Settlement Amount settled (a) any and all obligations and disputes between Ascot and the Company in relation to the adjustment to the closing purchase price under the share purchase agreement and (b) all of the parties’ respective rights and obligations under the indemnification provisions of the share purchase agreement, except as provided in the Global Settlement Agreement.

     As part consideration for the parties’ agreement on the Settlement Amount, Ascot obtained from a non-Nigerian bank supplemental backstop letters of credit totaling approximately $20.3 million, which backstopped corresponding letter of credit obligations that we had under various contracts taken over by Ascot. During the three months ended September 30, 2008, substantially all of our letters of credit related to our former operations in Nigeria expired, with only one $123,000 letter of credit still outstanding.
     We may, however, continue to experience losses or incur expenses subsequent to the sale and disposition of our operations and the Global Settlement Agreement. In particular:
•	The same difficulties which led to our leaving Nigeria continue to exist for Ascot, as well as additional challenges, including various financial difficulties that we understand Ascot may from time to time be experiencing. Accordingly, Ascot’s continued willingness and ability to perform our former projects in West Africa continue to be important factors to further reducing our risk profile in Nigeria and elsewhere in West Africa.

•	We issued parent company guarantees to our former clients in connection with the performance of some of our contracts in Nigeria and nearby West Africa locations. Although Ascot is now responsible for completing these projects, our parent company guarantees may remain in force in varying degrees until the projects are completed. Indemnities are in place pursuant to which Ascot and its parent company are obligated to indemnify the Company for any losses we incur on these parent company guarantees. However, we can provide no assurance that we will be successful in enforcing our indemnity rights. The guarantees include five projects under which we estimated that, at February 7, 2007, there was aggregate remaining contract revenue of approximately $352.1 million and aggregate cost to complete of approximately $293.6 million.

•	In early 2008, we received our first notification asserting various rights under one of our outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. We understand that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “...requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” We understand that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI.

Also, on February 1, 2008, we received a letter from WAPCo reminding us of our parent guarantee on the WAGP contract and requesting that we remedy WWAI’s default under that contract, as amended. On previous occasions, we have advised WAPCo that, for a variety of legal, contractual, and other reasons, we did not consider our prior WAGP contract parent guarantee to have continued application, and we reiterated that position to WAPCo in our response to its February 1, 2008 letter. WAPCo disputes our position that we are no longer bound by the terms of our prior parent guarantee of the WAGP contract and has reserved all its rights in that regard. Currently, the WAGP project is at a stand still for a variety of technical and commercial issues unrelated to WAPCo’s termination of the WAGP contract.

We anticipate that this potential dispute with WAPCo may result in a lengthy arbitration proceeding between WAPCo and WWAI in the London Court of International Arbitration to determine the validity of the alleged default notice issued by WAPCo to WWAI, including any resulting damage award, in combination with a lawsuit between WAPCo and us in the English Courts under English law to determine the enforceability, in whole or in part, of our parent guarantee, which we expect to be a lengthy process.

We currently have no employees working in Nigeria and we have no intention of returning to Nigeria. If ultimately it is determined by an English Court that we are liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against the Company directly under our parent company guarantee, and, in either case, we are unable to enforce our rights under the indemnity agreement entered into with Ascot in connection with the WAGP contract, we may experience substantial losses. However, management cannot, at this time, predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot will protect the Company. Based upon our current knowledge of the relevant facts and circumstances, we do not expect that the outcome of the potential dispute will have a material adverse effect on our financial condition or results of operations.
Our common stock, which is listed on the New York Stock Exchange, has from time to time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and you may not be able to resell your shares of common stock at or above the purchase price paid by you.

     The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:
•	the risk factors described in this Form 10-Q and in our other reports and filings with the SEC;

•	a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	general conditions in our customers’ industries; and

•	general conditions in the securities markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2008:

			Total Number	Maximum
			of Shares	Number (or
			Purchased as	Approximate
			Part of	Dollar Value) of
	Total		Publicly	Shares That May
	Number of	Average Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans
	Purchased (1)	Share (2)	Programs	or Programs
July 1, 2008 – July 31, 2008	78,750	$43.54	—	—
August 1, 2008 – August 31, 2008	3,246	42.38	—	—
September 1, 2008 – September 30, 2008	237	30.25	—	—

Total	82,233	$43.46	—	—

(1)	Shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock or delivery of shares underlying vested restricted stock rights granted under such plan.

(2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.
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

WILLBROS GROUP, INC.
Date: November 5, 2008	By:	/s/ Van A. Welch
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