Form 10-K
period 2008-12-31
WILLBROS GROUP INC
filed 2009-02-26
CIK 895450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2008) was $1,690,445,256.

The number of shares of the Registrant’s common stock outstanding at February 20, 2009 was 39,134,208.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2009 Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2009 are incorporated by reference into Part III of this Form 10-K.

WILLBROS GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

			Page
		PART I
Items	1. and 2. Business and Properties		4

Item	1A.	Risk Factors	23

Item	1B.	Unresolved Staff Comments	33

Item	3.	Legal Proceedings	34

Item	4.	Submission of Matters to a Vote of Security Holders	34

Item	4A.	Executive Officers of the Registrant	34

		PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36

Item	6.	Selected Financial Data	37

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	56

Item	8.	Financial Statements and Supplementary Data	57

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	102

Item	9A.	Controls and Procedures	102

Item	9B.	Other Information	102

		PART III

Item	10.	Directors, Executive Officers and Corporate Governance	103

Item	11.	Executive Compensation	103

Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103

Item	13.	Certain Relationships and Related Transactions, and Director Independence	103

Item	14.	Principal Accounting Fees and Services	103

		PART IV

Item	15.	Exhibits and Financial Statement Schedules	104

		Signatures	109

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements.” All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas, power, refining and petrochemical industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	curtailment of capital expenditures and the unavailability of project funding in the oil, gas, power, refining and petrochemical industries;

•	reduction of services to existing and prospective clients as they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	inability to lower our cost structure to remain competitive in the market;

•	inability of the energy service sector to reduce costs in the short term to a level where our customer’s project economics support a reasonable level of development work;

•	inability to predict the length and breadth of the current economic downturn, which results in staffing below the level required when the market recovers;

•
the consequences we may encounter if we fail to comply with the terms and conditions of our final settlements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”), including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed by the DOJ and SEC;

•
the issues we may encounter upon the appointment of the federal monitor as provided for in our Deferred Prosecution Agreement with the DOJ and any changes in our business practices which the monitor may require;

•
the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•
difficulties we may encounter in connection with the previous sale and disposition of our Nigeria assets and Nigeria based operations, including obtaining indemnification for any losses we may experience if, due to the non-performance of the purchaser of these assets, claims are made against any parent company guarantees we provided, to the extent those guarantees may be determined to have continued validity;

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

•	cancellation of projects, in whole or in part;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially contract income on any such project;

•	inability to obtain sufficient surety bonds or letters of credit;

•	inability to obtain adequate financing;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact the Company’s worldwide provision for income taxes and effective income tax rate;

•	the potential adverse effects on our operating results if our non-U.S. operations became taxable in the United States;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere or incorporated by reference in this Annual Report; and

•	other factors, most of which are beyond our control.

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

PART I

Items 1 and 2.  Business and Properties

General
We are an independent international contractor serving the oil, gas and power industries, governmental entities, and the refinery and petrochemical industries. We provide engineering; construction; engineering, procurement and construction (“EPC”) and specialty services to industry and governmental entities worldwide, specializing in pipelines and associated facilities for onshore and coastal locations. For the downstream oil and gas markets, primarily refineries, we provide turnaround services, tank services, heater services, construction services and safety services.  We also manufacture specialty items for refinery and petrochemical process units.  We place particular emphasis on achieving the best risk-adjusted returns. Depending upon market conditions, we may work in developing countries and we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution. We also believe our engineering and planning and project management expertise, as it relates to optimizing the structure and execution of a project, provides us with a competitive advantage in all the markets we address.

We are incorporated in the Republic of Panama and maintain our headquarters at Plaza 2000 Building, 50th Street, 8th Floor, P.O. Box 0816-01098, Panama, Republic of Panama; our telephone number is +50-7-213-0947. Panama’s General Corporation Law is substantially modeled on the New York and Delaware corporate laws as they existed in 1932. Panama does not tax income derived from activities conducted outside Panama. All significant operations are carried out by the following material direct or indirect subsidiaries:

•	Willbros USA, Inc.;

•	Willbros Construction (U.S.), LLC;

•	Willbros Canada Holdings ULC;

•	Integrated Service Company LLC;

•	Willbros Engineers (U.S.), LLC;

•	Willbros Project Services (U.S.), LLC;

•	Willbros Midstream Services (U.S.), LLC;

•	Willbros Construction Services (Canada) L.P.;

•	Willbros Midwest Pipeline Construction (Canada) L.P.;

•	Willbros Government Services (U.S.), LLC;

•	Willbros Middle East, Ltd.; and

•	The Oman Construction Company (TOCO) L.L.C.

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

Recent Developments

At a special meeting of our stockholders held on February 2, 2009, our stockholders approved a proposed merger for the purpose of reorganizing our company.  As a result of the merger, Willbros Group, Inc. will become a direct, wholly-owned subsidiary of a newly formed Delaware corporation also named Willbros Group, Inc. and each of our stockholders will become a stockholder of the new Delaware corporation. We believe the merger will facilitate our business strategies, improve our access to U.S. capital markets and funding, improve our strategic flexibility, expand our access to U.S. government and private sector contracts, and enhance our operational focus. We intend to complete the merger as soon as practicable.

Business Segments

Our segments are strategic business units that are defined by the industry segments served and are managed separately as each has different operational requirements and strategies. We operate through three business segments: Upstream Oil & Gas, Downstream Oil & Gas and Engineering. These segments currently operate primarily in the United States, Canada, and Oman.  Management evaluates the performance of each operating segment based on operating income.  Our corporate operations include the executive management, general, administrative, and financing functions of the organization.  The costs to provide these services are allocated, as are certain other corporate assets, between the three operating segments.

We provide our services, as the scope of work requires, through professional engineering, technical, construction management and craft personnel utilizing engineering systems, hardware and software and a large fleet of company-owned and leased equipment that includes pipe laying equipment, heavy construction equipment, transportation equipment, camp equipment and specialty tools. An inventory of spare parts and tools, which we strategically position and maintain to maximize availability and minimize cost, supports our equipment fleet. Over the years, we have been employed by more than 400 clients to carry out work in 60 countries. Within the past ten years, we have worked in North America, the Middle East, Africa, Australia and South America. We currently have a steady base of operations in the United States, Canada, and Oman.

Private sector clients have historically accounted for the majority of our revenue. Governmental entities and agencies have accounted for the remainder. Our top ten clients were responsible for 65 percent of our continuing revenue in 2008 (73 percent in 2007 and 61 percent in 2006).

See Note 14 – Segment Information to the Consolidated Financial Statements included in Item 8 of this Form 10-K for more information on our operating segments.

Services Provided

The Company provides engineering, construction, maintenance and EPC services, including development activities, in the business segments described above. We also have experience in the operation of the types of facilities we design and build. We may make equity investments in some projects to enhance our competitive position for the work assignments associated with the project. In other instances, our experience enables us to understand and manage project completion risk, and in these cases we may elect to develop and own a complete facility which will provide attractive internal rates of return over an extended period of time.

•	Engineering Services

We provide project management, engineering, and material procurement services to the oil, gas, power and refining industries and government agencies. We specialize in providing engineering services to assist clients in constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities, and field gathering and production facilities. Over the years, we have developed expertise in addressing the unique engineering challenges involved with pipeline systems and associated facilities. We provide our engineering services through engineering resources located at the project site or at our offices in Tulsa, Oklahoma and Kansas City, Missouri.

Specifically, our engineering services include, among others:

•	feasibility studies;
•	conceptual engineering services;
•	detailed design services;
•	route/site selection;
•	construction management;
•	turnkey EPC arrangements;
•	alliance arrangements;
•	material procurement;
•	planning and management of maintenance programs;
•	overall project management;
•	planning and management of system integrity services;
•	permitting services;
•	commissioning/startup; and
•	bid support for other Willbros subsidiaries.

To complement our engineering services, we also provide a full range of field services, including:

•	surveying;
•	right-of-way acquisition;
•	material receiving and control;
•	construction inspection;
•	facility startup assistance; and
•	facility operations.

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

We have developed significant expertise with respect to each of the following:

Natural Gas Transmission Systems. The expansion of the natural gas transportation network in the United States in recent years has been a major contributor to our engineering business. We believe we have established a strong position as a leading supplier of project management and engineering services to natural gas pipeline transmission companies in the United States. Since 1988, we have provided engineering services for over 20 major natural gas projects in the United States, including the Gulfstream Natural Gas System project, completed in 2002, and the Guardian Pipeline Project, both Phase I, completed in 2004 and Phase II, nearing completion at the end of 2008.

Liquids Pipelines and Storage Facility Design. We have engineered a number of crude oil and refined petroleum products systems throughout the world, and have become recognized for our expertise in the engineering of systems for the storage and transportation of petroleum products and crude oil. In 2001, we provided engineering and field services for conversion of a natural gas system in the mid-western United States, involving over 797 miles of 24-inch to 26-inch diameter pipeline to serve the upper Midwest with refined petroleum products. In 2003, we completed EPC services for the expansion of a petroleum products pipeline to the Midwest involving 12 new pump stations, modifications to another 13 pump stations and additional storage.  In 2007 we began an EPC project to expand mainline capacity of a crude oil pipeline system in the southern United States through the installation of additional pump stations and storage.  This project was nearing completion at the end of 2008.

U.S. Government Services.  Since 1981, we have established our position with U.S. government agencies as a leading engineering contractor for jet fuel storage as well as aircraft fueling facilities, having performed the engineering for major projects at eight U.S. military bases, including three air bases outside the United States. The award of these projects was based largely on contractor experience and personnel qualifications. Also, in the past ten years we have won five so-called “Design-Build-Own-Operate-Maintain” projects to provide fueling facilities at military bases in the United States for the U.S. Defense Energy Support Center.  From time to time we add additional features to these facilities such as tanks and pumps for alternative fuels.

Design of Peripheral Systems.  Our expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings.

Procurement.  Because procurement plays such a critical part in the success of any project, we maintain an experienced staff to carry out the procurement of all materials and services. Procurement services are provided to clients as a complement to the engineering services performed for a project. Material and services procurement is especially critical to the timely completion of construction on the EPC contracts we undertake. We maintain a computer-based material procurement, tracking and control system, which utilizes software enhanced to meet our specific requirements.

Pipeline Integrity Testing, Management & Maintenance.   In response to the increase in regulatory oversight and aging pipeline infrastructure, we developed state-of-the-art pipeline inspection and testing methods to complement our pipeline maintenance and construction capabilities. We can assist our clients with all aspects of their pipeline testing, maintenance and operating requirements  as well as assist in the evaluation, design and costing of network expansion projects.

•	Upstream Oil & Gas - Construction Services

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

Pipeline Construction. World demand for pipelines results from the need to move millions of barrels of crude oil and petroleum products and billions of cubic feet of natural gas to refiners, processors and consumers each day. Pipeline construction is capital-intensive, and we own, lease, operate and maintain a fleet of specialized equipment necessary for operations in the pipeline construction business. We focus on pipeline construction activity for large diameter cross-country pipelines in remote areas and harsh climates where we believe our experience gives us a competitive advantage. In our history, we have performed work in 60 countries and constructed over 124,000 miles of pipeline, which we believe positions us in the top tier of pipeline contractors in the world. To mitigate tight labor markets, since 2004, we have developed the expertise to employ automatic welding processes in the onshore construction of large-diameter (greater than 30-inch) natural gas pipelines and have constructed over 400 miles of such pipelines using automatic welding processes in the United States, Canada, and Oman.

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

Fabrication. Fabrication services can be a more efficient means of delivering engineered, major process or production equipment with improved schedule certainty and quality. We provide fabrication services and are capable of fabricating such diverse deliverables as process modules, station headers, valve stations, and flare pipes and tips. We currently operate two fabrication facilities in Alberta, Canada, allowing us the opportunity to provide process modules and other fabricated assemblies to the heavy oil market in northern Alberta. We also have one fabrication facility in the United States.

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

Our Downstream Oil & Gas unit is a fully integrated solutions provider of turnaround, maintenance and capital projects for the refinery and petrochemical industries, with a customer base including major integrated oil companies, independent refineries and marketers, marketing and pipeline terminals and petrochemical companies. We now provide services to select EPC firms, independent power producers, specialty process facilities and ammonia and fertilizer manufacturing plants and facilities. Our principal downstream oil and gas construction services include:

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

Construction, Turnaround and Specialty Welding Services. When performing a construction and maintenance project as part of a refinery turnaround, detailed planning and execution to minimize the length of the outage, which can cost owners millions of dollars in downtime, is demanded.  Our experience includes successful turnaround execution on the largest, most complex fluid catalytic cracking (“FCC”) units, the major process unit in a refinery.  Our record in providing a construction-driven approach with attention to planning, schedule and safety places us at the forefront of qualified bidders in North America for work on FCC units, and that recognition enables us to qualify to bid for most turnaround projects of interest to us.  These services include refractory related projects, furnace re-tube and revamp projects, stainless and alloy welding services and heavy rigging and equipment setting. The skills and experience imparted from our turnaround experience apply equally to less schedule-sensitive new construction, and we can provide construction services for new units or expansion and revamp projects.

Manufacturing Services. We have manufacturing facilities located on two sites in the Tulsa, Oklahoma area, with easy access to truck, rail, air and river barge transportation through the inland most ice-free port in the United States, the Kerr-McClellan Navigation System.  Specialty equipment that can be fabricated includes FCC components, reactors and regenerators, refractory, process heater coils and components, process piping spools (alloy and carbon steel), specialty welding, and plate cutting and rolling.  Our Mohawk facility consists of 150,000 square feet of manufacturing space, which includes significant convection section fabricator capacity and which also allows us to fabricate heater and furnace components.  We believe our ability to combine the quality fabrication and timely manufacturing of these components is complementary to other services we provide and offers a competitive advantage for us.

Heater Services. We are a vertically integrated provider of process heater services in North America which can perform engineering studies; process, mechanical, structural, and instrumentation and electrical design; fabrication and manufacture; and installation and erection of fired heaters in a one-stop shop.  We also specialize in modifications to existing fired heaters for expanded service or process improvement.  Our senior managers each have over 30 years of experience in this specialized service.

Tank Services. We provide services to the aboveground storage tank industry.  Areas we address include: American Petroleum Institute (“API”) compliant tank maintenance and repair; floating roof seals; floating roof installations and repairs; secondary containment bottoms, cone roof and structure replacements; and new API compliant aboveground storage tanks.  We provide these services as stand-alone or in combination, including EPC solutions.

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

EPC projects often yield profit margins on the engineering and construction components consistent with stand-alone contracts for similar services. Our benefits in the EPC offering include the overall income associated with project management and the income we capture on the procurement component of the contract.  Both of these income generating activities are relatively low risk compared with the construction aspect of the project. In performing EPC contracts, we participate in numerous aspects of a project. We are therefore able to determine the most efficient design, permitting, procurement and construction sequence for a project in connection with making engineering and constructability decisions. EPC contracts enable us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects, at the same time optimizing the overall project solution and execution for the client. While EPC contracts carry lower margins for the procurement component, which can be a significant portion of the total contract value, we believe the increased control over all aspects of the project, coupled with higher margins for engineering and construction portions, makes these types of contracts attractive to us and our customers. EPC projects are managed and reported by the segment and business unit best qualified to provide the identified scope of work. We intend to capitalize on our experience as a service company with the ability to integrate engineering, procurement, and construction services into an EPC format for the benefit of our clients and plan to use this capability in order to capture more of this business.

•	Specialty Services

We utilize the skill sets and resources from our engineering, construction and EPC services to provide a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines and other hydrocarbon processing facilities. Frequently, such services require the utilization of specialized equipment, which is costly and requires operating expertise. Due to the initial equipment cost and operating expertise required, many client companies hire us to perform these services. We own and operate a variety of specialized equipment that is used to support construction projects and to provide a wide range of oilfield services. We provide the following primary types of specialty services:

•	transport of dry and liquid cargo;
•	pipe double-jointing;
•	rig moves;
•	maintenance and repair services;
•	operation and development of customer facilities;
•	building, owning and operating military fueling facilities; and
•	rigging and heavy lift services.

Current Market Conditions

We continue to believe that long term fundamentals support increasing demand for our services to the energy industry.  However, the global financial and economic environment is limiting visibility in our business beyond our current backlog as many energy industry participants consider scaling back projects, delaying investment in planned projects or asking for revised bids on previously awarded work to obtain lower prices. Declining demand  for both natural gas and crude oil and an associated decrease in commodity energy prices, coupled with limited access to capital markets, are driving decisions by some potential customers to scale back capital budgets relative to 2008 expenditure levels. Currently, expenditure levels anticipated in 2009, while diminished from 2008, remain at high levels and are expected to exceed expenditure levels from 2006. As a result we expect continued demand for our services. However, we also believe market conditions will increasingly reflect the historical pattern of shorter intervals from project award to execution and therefore, contract backlog would also remain on the books for shorter periods of time.  Additionally, our recent contract awards, coupled with the increase in caution by our customers, lead us to believe that contract terms and conditions will reflect a more competitive bid and risk allocation environment.  However, demand for our services remains above historical levels, and we expect many of our new business initiatives related to expansion of government services and capabilities in the Middle East and North Africa will provide new growth opportunities.

We believe that despite the near-term market uncertainty, several factors influencing the global energy markets will result in increased activity across our primary lines of business.  The fundamental factors that we expect will lead to higher levels of energy-related capital expenditures include:

•	efforts to establish new oil and gas production in more politically secure regions of the world;
•	rising global energy demand resulting from economic growth in developing countries;
•	the need for larger oil and gas transportation infrastructure in a number of developing countries;
•	the increasing role of natural gas as a fuel for power generation and other uses in producing countries;
•	decline in existing producing reservoirs which will require additional investment to stabilize or reverse the decline in production;
•	initiatives to reduce natural gas flaring worldwide; and
•	the aging of energy infrastructure.

Long term global demand for energy is expected to continue to grow, with the Energy Information Administration forecasting 2030 demand to be 50% higher than 2005 levels.  This growth will require new infrastructure to align primary reserve, production and demand centers. Development of new energy sources, often in increasingly remote locations, as well as ongoing replacement and maintenance of aging infrastructure, will require ongoing investment in both the immediate and longer terms. Geopolitical considerations are also likely to impact investment decisions as many governments seek to secure more stable access to resources. In the United States, we believe this may drive ongoing investment in the development of gas shale plays, as well as Alaskan resources, and may ultimately impact development of natural gas and oil sands reserves in Canada. Environmental considerations are also likely to be a key factor in future energy investment decisions in North America and globally, potentially driving increased incentives for production of cleaner burning fuels such as natural gas.

While the market uncertainty and more cautious spending programs of our customers will also likely impact our downstream oil and gas business, we believe that many of our customers will continue to spend on maintenance and repair programs which account for a significant portion of our downstream oil and gas services.  Following the recent period of sustained high utilization rates at refineries and other downstream oil and gas processing facilities, which was not conducive to significant shutdowns, we believe these maintenance expenditures are particularly critical.  Additionally, despite more limited capital spending in the near term, we believe that long term market dynamics will continue to support future growth for our downstream oil and gas services. We expect our customers to continue to make investments in upgrades to handle lower quality inputs, increase efficiencies and comply with environmental standards.  Environmental regulations, particularly with respect to sulfur and benzene content in refined products will continue to drive the need for additional upgrades at processing facilities. Industry data indicate that the market in the United States for capital maintenance, repair and overhaul (“MRO”) refinery projects to be in the $6 billion range in 2009.

Upstream Oil & Gas

Ongoing development of existing hydrocarbon reserves, as well as development of significant new reserves, particularly throughout North America, will continue to drive the need for hydrocarbon transportation infrastructure. While we believe the size and attractive geographic location of these new reserves will create significant investment in North American pipelines, the current global economic conditions, resulting in lower near term energy demand and declining commodity prices, have created uncertainty with respect to the timing of these investments. We believe that the level of infrastructure development activity will be significant and that Willbros is well positioned to participate in this infrastructure build out when it occurs. Development of gas reserves in the unconventional gas developments, including the Haynesville, Marcellus, Barnett, Woodford and Fayetteville shales, has created the need for new mainline pipeline infrastructure to transport natural gas to high value markets in the eastern United States.  Projects in the United States and Canada include natural gas, crude oil and product pipelines.  We believe the ongoing drilling of highly productive horizontal wells in the shale plays in North America will continue to provide select opportunities, but with the anticipated slowing of drilling activity, we expect to see more competition for available projects in the near term.  We also believe our opportunity to provide total project solutions with respect to pipeline system maintenance and integrity remediation will expand as owners of pipeline systems look for ways to decrease the cost of maintenance and integrity activities and consider outsourcing such activities to service providers such as ourselves.

Downstream Oil & Gas

Decreasing demand for motor fuels and declining commodity prices have caused certain refinery expansion and routine maintenance plans to be delayed.  Other major expansions such as the BP Whiting Refinery and the Motiva expansion in Port Arthur, Texas are proceeding, but at a more measured and cautious pace as owners attempt to capture the cost savings implied by falling steel and other material prices and a more competitive contracting market for engineering and construction services.  Lack of visibility both for our customers and the refinery and petrochemical industries generally has slowed the pace of activity in the near term.  We believe that longer term, the supply of light and medium sweet crude in the United States is declining and that this results in the need to process heavier, more sour crude streams such as those from the Canadian Oil Sands.  Many of the existing refineries require upgrading in order to process this lower quality crude supply. Tighter environmental standards relative to sulfur content in motor fuels should continue to drive additional upgrades to existing refineries. These upgrades, and the more complex units required, should result in more extensive maintenance activities and expenditures. Industry data indicate that the market in the United States for MRO projects will continue to exceed $6 billion per year.

Engineering

The engineering market in the North American energy sector is being impacted by the reduction in capital budgets and delays to planned projects brought on by the economic and credit conditions currently affecting both end markets and capital markets.  We expect to see increasing competition for engineering projects as potential clients seek more favorable pricing terms.  We have managed our engineering headcount to maintain manpower levels which will optimize both our breadth of service offering and our profitability in this segment.  We continue to believe that our engineering services differentiate us from our primary pipeline contractor competitors and can position us for EPC assignments. Our engineering operations in Kansas City, Missouri are focused on pipeline integrity services which we believe is a growing market in the current economic environment.

Our Strategy

We apply our core value system to everything we do; and those values provide the foundation for our strategy and execution. Our core values are:

•	Safety,

•	Honesty & integrity,

•	Our people,

•	Our customers,

•	Superior financial performance,

•	Vision & innovation, and

•	Effective communication.

We work diligently to apply these values every day and use them to guide us in the execution of our strategy. We believe by allowing our values to drive the execution of our strategic goals we will increase stockholder value by leveraging our competitive strengths to focus on positioning ourselves for sustained long-term earnings growth.  Key elements of our strategy are as follows:

Focus on Managing Risk

We have implemented a core set of business conduct, practices and policies which have fundamentally improved our risk profile. Examples of our risk management execution include increasing our activity levels in lower risk countries, diversifying our service offerings and end markets, practicing rigorous financial management and limiting contract execution risk. Risk management is emphasized throughout all levels of the organization and covers all aspects of a project from strategic planning and bidding to contract management and financial reporting.

•
Focus resources in markets with the highest risk-adjusted return. We believe North America continues to offer us highly attractive risk-adjusted returns and the majority of our resources are focused on North America. In spite of the current economic dislocation, we believe targeted areas in North America will provide significant opportunities.  More specifically, the monetization of previously developed oil and gas reserves requires connectivity to primary demand end markets; and the ongoing development of unconventional shale gas plays is expected to provide new work opportunities. Even though we are heavily concentrated in North America, we continue to seek international opportunities which can provide superior, more diversified risk-adjusted returns and believe our extensive international experience is a competitive advantage. We relocated our President of International Operations to Muscat, Oman to expand our Middle East operations into UAE and Saudi Arabia.  Additionally, we have opened an office in Libya.  We believe that markets in North Africa and the Middle East may offer attractive opportunities for us in the future given mid- and long-term industry trends.

•
Maintain a conservative contract portfolio. While we will continue to pursue a balanced contract portfolio, current market dynamics suggest our U.S. pipeline operations may be entering a period of increased fixed price contracting opportunities. We believe our fixed price execution experience, our current efforts to realign our cost structure to the rapidly changing market and our improved systems and our focus on risk management provide us a competitive advantage versus many of our competitors.

Leverage Industry Position and Reputation into a Broader Service Offering

We believe the global energy infrastructure market will continue to provide opportunities.  To take advantage of these opportunities, we expect to expand our core capabilities beyond our current offerings and markets, and we are selectively evaluating these prospects. Our established platform and track record position us to expand our expertise into a broader range of related service offerings. We intend to leverage our project management, engineering and construction skills to establish additional service offerings, such as downstream engineering, instrumentation and electrical services, turbo-machinery services, environmental services and pipeline system integrity services. We believe that over time, a more balanced mix of recurring services, such as program management and maintenance services, and capital projects will enhance the earnings profile of our business.

Additionally, we intend to pursue selective strategic acquisitions to complement our organic expansion strategies and to minimize our dependence on the cyclical large-diameter cross-country pipeline construction market. We began this process in 2007 with the InServ and Midwest acquisitions that expanded our service offerings as well as the geographies where we deliver those services. Our November 2007 acquisition of InServ complemented our service offerings to our traditional market of engineering and construction services in the midstream hydrocarbon transportation industry. Our July 2007 acquisition of Midwest significantly enhanced our presence in mainline pipeline construction in Western Canada.  We believe that companies with strong balance sheets and liquidity positions will have opportunities to acquire assets and companies in today’s uncertain market.

Maintain Financial Flexibility

Maintaining the financial flexibility to meet the material, equipment and personnel needs to support our project commitments, as well as the ability to pursue our expansion and diversification objectives is critical to our growth. We view financial strength and flexibility as a fundamental requirement to fulfilling our strategy. As of December 31, 2008, we had liquidity of $257,864 comprised of cash and cash equivalents of $207,864 and unutilized cash borrowing capacity of $50,000 under our revolving credit facility to address our current capital requirements with no short-term borrowings or commercial paper outstanding. For the year ended December 31, 2008, we increased our working capital position, for continuing operations, by $82,944 (41.7 percent) to $282,059 from $199,115 at December 31, 2007. In addition, our $150,000 senior secured revolving credit facility (the “Credit Facility”) provides us additional financial flexibility in the form of $50,000 in cash borrowing capacity to pursue our growth strategy. The combination of our strong cash position, the availability under our existing Credit Facility, and our future cash flow from operations will allow us to focus on the highest return projects available during uncertain economic times as well as pursue our strategy of diversification as opportunities present themselves. The limited availability of credit in the market has not affected our credit facility; nor do we believe that it will impact our ability to access surety bonding in the future.

Leverage Core Service Expertise into Additional Full EPC Contracts

Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies to the benefit of both our customers and our company. As one of the few pipeline constructors with engineering capabilities, we believe we are uniquely positioned to provide this integrated service to our customers. In performing integrated EPC contracts, we establish ourselves as overall project managers from the earliest stages of project inception and are therefore better able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution; while for us, these contracts often yield higher profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture the engineering, procurement and construction components of these projects.

Willbros Background

We are the successor to the pipeline construction business of Williams Brothers Company, which was started in 1908 by Miller and David Williams and eventually became The Williams Companies, Inc., a major U.S. energy and interstate natural gas and petroleum products transportation company (“Williams”).

In December 1975, Williams elected to discontinue its pipeline construction activities and sold substantially all of the non-U.S. assets and international entities comprising its pipeline construction division to a newly formed, independently owned Panamanian corporation. Ownership of the new privately-held company (eventually renamed Willbros Group, Inc.) changed infrequently during the 1980’s and 1990’s until an initial public offering of common stock was completed in August 1996.

Having been in business for 100 years, we have achieved many milestones, which are summarized as follows:

1915	Began pipeline work in the United States.

1923	First project outside the United States performed in Canada.

1939	Began pipeline work in Venezuela, first project outside North America.

1942-44	Served as principal contractor on the “Big Inch” and “Little Big Inch” War Emergency Pipelines in the United States which delivered Gulf Coast crude oil to the Eastern Seaboard.

1954-55	Built Alaska’s first major pipeline system, consisting of 625 miles of petroleum products pipeline, housing, communications, two tank farms, five pump stations, and marine dock and loading facilities.

1960
Built the first major liquefied petroleum gas pipeline system, the 2,175-mile Mid-America Pipeline in the United States, including six delivery terminals, two operating terminals, 13 pump stations, communications and cavern storage.

1962	Began operations in Nigeria with the commencement of construction of the TransNiger Pipeline, a 170-mile crude oil pipeline.

1964-65	Built the 390-mile Santa Cruz to Sica Sica crude oil pipeline in Bolivia. The highest altitude reached by this line is 14,760 feet (4,500 meters) above sea level.

1965	Began operations in Oman with the commencement of construction of the 175-mile Fahud to Muscat crude oil pipeline system.

1970-72
Built the Trans-Ecuadorian Pipeline, crossing the Andes Mountains, consisting of 315 miles of 20-inch and 26-inch pipeline, seven pump stations, four pressure-reducing stations and six storage tanks. Considered the most logistically difficult pipeline project ever completed at the time.

1974-76	Led a joint venture which built the northernmost 225 miles of the Trans Alaska Pipeline System.

1984-86	Constructed, through a joint venture, the All-American Pipeline System, a 1,240-mile of 30-inch heated pipeline, including 23 pump stations, in the United States.

1988-92
Performed project management, engineering, procurement and field support services to expand the Great Lakes Gas Transmission System in the northern United States. The expansion involved modifications to 13 compressor stations and the addition of 660 miles of 36-inch pipeline in 50 separate loops.

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

2003	Completed an EPC contract for the 665-mile of 30-inch crude oil Chad–Cameroon Pipeline Project, through a joint venture with another international contractor.

2007	Completed the sale of our Nigerian interests in February 2007. Acquired Midwest in July 2007 and InServ in November 2007.

2008	Completed two 36-inch loops in Northern Alberta for Trans Canada. First major project following Midwest acquisition.

Completed approximately 190 miles of the Southeast Supply Header, LLC ("SESH") project that connects the Perryville Hub in northeast Louisiana with the Gulfstream Natural Gas System, L.L.C. pipeline in Mobile County, Alabama.

GEOGRAPHIC REGIONS

We operate globally but have refocused our operations in recent years on certain markets in North America and the Middle East. Our continuing operations contract revenue by geographic region for recent years is shown in the following table:

	Year Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Contract Revenue
United States	$1,440,239	75.4%	$612,647	64.7%	$312,121	57.5%
Canada	387,498	20.2%	244,806	25.8%	161,924	29.8%
Oman	84,967	4.4%	90,238	9.5%	69,214	12.7%
Total	$1,912,704	100.0%	$947,691	100.0%	$543,259	100.0%

United States

We believe that the United States will continue to be an important market for our services. While current economic and financial conditions are creating uncertainty around the timing of many capital projects, longer term capacity additions are expected to be significant.  The February 2009 Oil & Gas Journal survey of planned worldwide pipeline construction indicates additional planned projects, for 2009 and beyond, in the United States and Canada, of nearly 25,000 miles, an increase of approximately 20 percent over 2008.  In the current environment, energy producers appear to be focusing development budget spending on exploiting more cost effective reserves in the newer shale plays in the United States and Canada.  Many of the most significant shales, particularly the Marcellus, Haynesville and Fayetteville, require substantial gathering and takeaway infrastructure which we believe will create opportunities for our engineering and construction services.  Alaska also holds significant reserves requiring potentially greater levels of infrastructure investment.  Liquefied natural gas (“LNG”) will likely play a meaningful role in satisfying North American energy needs in the future, creating additional opportunities for our services, but we expect greater near term focus to be placed on the development of reserves in the United States. Additionally, deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which we expect will result in continued demand for our services in the mid to long-term.  Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy needs. We are recognized as an industry leader in the United States for providing project management, engineering, and procurement and construction services. We maintain a staff of experienced management, construction, engineering and support personnel in the United States. We provide these services through engineering offices located in Tulsa, Oklahoma and Kansas City, Missouri. Construction operations based in Houston, Texas provide the majority of construction services in the United States.

The United States remains the primary market for our downstream oil and gas services.  With a nationwide reach, we have experience serving 91 of the 149 operable refineries in the country.  While capital budget reductions among our customers are likely to impact spending on some capital construction projects of the type performed by our Downstream Oil & Gas segment, many of our services are less dependent upon capital expenditures.  In particular, turnaround and maintenance projects are performed routinely and are typically less susceptible to fluctuations in hydrocarbon prices.  With the Clean Air Act of 1990 pushing the refining industry to meet stringent limitations on the sulfur content in gasoline fuels, Downstream Oil & Gas benefited from the influx of Clean Fuels projects from 2000 to 2005.  Over the next few years, refiners will be required to meet other mandates by the Environmental Protection Agency (“EPA”), including reducing the sulfur content level in diesel fuels and reducing the benzene content in other motor fuels.  To comply with this mandate, refiners are required to modify and/or expand existing distillate hydro treating or hydro cracking capacity. Additionally, with refineries until recently operating at near capacity as a result of strong demand for gasoline, many U.S. operators have delayed their maintenance and turnaround projects to minimize loss time, implying more intensive maintenance and turnaround projects in the near term.

We have also provided significant engineering and facility management services to U.S. government agencies during the past 25 years, particularly in fuel storage and distribution systems and aircraft fueling facilities.

Canada

Rapid declines in global oil prices since mid 2008 have increased uncertainty regarding the near term economic viability of many investments in the oil sands region of northern Alberta, Canada. As a result, a number of key participants in the region have reduced capital expenditure plans for 2009 and, in some cases, delayed significant capital projects.  However, the Canadian Energy Research Institute (CERI) still projects over Cdn $200 billion to be invested by the end of 2020. Installed capacity combined with ongoing investment offers prospective fabrication and installation work as well as maintenance opportunities. Additionally, several options are under consideration with respect to transporting processed crude oil or unrefined bitumen, to markets in the United States and Asia via export pipelines from the region. The need for additional process fuel for the oil sands also is driving the development of new pipeline infrastructure from the Mackenzie Delta region. Construction, fabrication and maintenance services in Canada are provided primarily through facilities and resources located in Ft. McMurray and Edmonton, Alberta, where we maintain fabrication facilities, including capabilities for chrome carbide overlay (“CCO”), which is high in demand, to reduce erosion in transmission piping. CCO is a process of treating pipe to withstand the highly abrasive bitumen sand slurry transported from mining sites to separation facilities.

Middle East

Our operations in the Middle East date back to 1948. We have worked in most of the countries in the region, with particularly heavy involvement in Kuwait, Oman and Saudi Arabia. Currently, we have ongoing operations in Oman, where we have been active continuously for more than 40 years. We maintain a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offer construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to our clients. We believe our presence in Oman and our experience there and in other Middle Eastern countries will enable us to successfully win and perform projects in this region. We have evaluated the opportunities in the Middle East and determined that we should focus our efforts on continued development of our operations in Oman and the extension of that expertise and capability into the markets in the United Arab Emirates and Saudi Arabia.  In Saudi Arabia, we have an existing joint venture relationship that allows us to monitor and pursue opportunities.

Africa

Africa has been an important strategic market for us and may remain so, despite our decision to exit Nigeria in 2006. There are large, potentially exploitable hydrocarbon reserves in North Africa. Depending upon the world market for oil and natural gas and the availability of financing, the amount of potential new work could be substantial. Currently, we are monitoring or bidding on major work prospects in Libya.

South America

The political situation in several South American countries remains uncertain and projects in these countries continue to be delayed. Because the governments of these countries continue to pursue agendas which include nationalization and/or renegotiation of contracts with foreign investors, we view these markets as having limited opportunities.

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

We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured. For discussion of backlog, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table shows our backlog from continuing operations by operating segment and geographic location as of December 31, 2008 and 2007:

	Year Ended December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Upstream Oil & Gas	$439,019	67.0%	$941,301	72.1%
Downstream Oil & Gas	171,426	26.1%	199,646	15.3%
Engineering	45,049	6.9%	164,494	12.6%
Total backlog	$655,494	100.0%	$1,305,441	100.0%

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Geographic Region
United States	$492,621	75.2%	$1,014,351	77.7%
Canada	128,692	19.6%	215,527	16.5%
Oman	34,181	5.2%	75,563	5.8%
Total backlog	$655,494	100.0%	$1,305,441	100.0%

	Year Ended December 31,
	2008	2007	2006	2005	2004
Total Backlog	$655,494	$1,305,441	$602,272	$240,373	$73,343

Competition

We operate in a highly competitive environment. We compete against government-owned or supported companies and other companies that have financial and other resources substantially in excess of those available to us. In certain markets, we compete against national and regional firms against which we may not be price competitive. We have different competitors in different markets.

In the United States, our primary upstream oil and gas construction competitors on a national basis include Associated Pipeline Contractors, Price Gregory Services, Sheehan Pipeline Construction, U.S. Pipeline and Welded Construction. In addition, there are a number of regional competitors, such as Sunland, Dyess, Flint, and Jomax.

Our primary competitors in the downstream oil and gas market include AltairStrickland, JV Industrial Companies, Plant Performance Services, KBR, Chicago Bridge & Iron and Matrix Services.

Our primary competitors in the engineering market include CH2M Hill, Gulf Interstate, Universal Ensco, Trigon, Mustang Engineering and ENGlobal Engineering.

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

In Oman, competitors in oil field transport services include Ofsat and TruckOman, both Omani companies; and in construction and the installation of flow lines and mechanical services, we compete with Gulf Petrochemical Services (Oman), CCC (Lebanon), Dodsal (India), Saipem (Italy), Special Technical Services (Oman) and Galfar (Oman).

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

•
cost plus fixed fee contracts under which income is earned solely from the fee received. Bidding cost plus fixed fee contracts has been the focus of our large pipeline construction project efforts in 2008, but we anticipate this will decrease in 2009;

•	unit-price contracts, which specify a price for each unit of work performed;
•	time and materials contracts, under which personnel and equipment are provided under an agreed schedule of daily rates with other direct costs being reimbursable; and
•	a combination of the above (such as lump sums for certain items and unit rates for others).

Changes in scope of work are subject to change orders to be agreed upon by both parties. Change orders not agreed to in either scope or price result in claims to be resolved in a dispute resolution process. These change orders and claims can affect our contract revenue either positively or negatively.

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

We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only such specialized activities as hazardous waste removal, horizontal directional drills, non-destructive inspection, and catering and security. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.

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

Employees

At December 31, 2008, we employed directly a multi-national work force of 6,512 persons, of which approximately 85.5 percent were citizens of the respective countries in which they work.  Although the level of activity varies from year to year, we have maintained an average work force of approximately 4,310 over the past five years.  The minimum employment during that period has been 3,282 and the maximum was 6,512. At December 31, 2008, approximately 20.7 percent of our employees were covered by collective bargaining agreements. We believe relations with our employees are satisfactory. The following table sets forth the location of employees by work countries as of December 31, 2008:

	Number of Employees	Percent
U.S. Upstream Oil & Gas	2,252	34.6%
U.S. Downstream Oil & Gas	1,151	17.6%
U.S. Engineering	418	6.4%
U.S. Administration	119	1.8%
Canada	1,079	16.6%
Oman	1,489	22.9%
Other	4	.1%
Total	6,512	100.0%

Equipment

We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment. In 2008 and 2007, expenditures for capital equipment were approximately $53,000 and $74,500, respectively. At December 31, 2008, the net book value of our property, plant, and equipment was approximately $150,000.

We are constantly evaluating the availability of equipment and in recent years have leased equipment to ensure its availability to support projects.  We entered into various capital leases in 2008 and 2007 adding approximately $66,300 of equipment during these periods. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time. All equipment is subject to scheduled maintenance to maximize fleet readiness. We have maintenance facilities at Azaiba, Oman; Ft. McMurray, Alberta, Canada; and Houston, Texas, United States, as well as temporary site facilities on major jobs to minimize downtime. In 2006, we decided to consolidate our equipment yards and equipment maintenance activities in the United States and sold our Channelview, Texas facility in 2007 and bought at auction additional property adjoining our Houston equipment yard and building.

Facilities

The principal facilities that we utilize to operate our business are:

Principal Facilities
Business Unit	Location	Size	Description	Ownership
U.S. Upstream Oil & Gas	Houston, TX	20 acres,	Equipment yard and maintenance facility	Own
		35,022 sq. ft.	Warehouse and office

	Houston, TX	14 acres 100,000 sq. ft.	Manufacturing and general warehousing	Leased
U.S. Downstream Oil & Gas	Catoosa, OK	30 acres 125,000 sq. ft.	Manufacturing, general warehousing and office space	Own
	Tulsa, OK	73 acres, 163,000 sq. ft.	Manufacturing, general warehousing and office space	Own
U.S. Engineering	Tulsa, OK	27,610 sq. ft.	Office space	Leased
	Tulsa, OK	100,000 sq. ft.	Office space	Own
	Kansas City, MO	14,437 sq. ft.	Office space	Leased
U.S. Administration	Houston, TX	43,034 sq. ft.	Office space	Leased
Canada	Edmonton, Alberta, Canada	22.75 acres 25,000 sq. ft.	Fabrication	Own
	Ft. McMurray, Alberta, Canada	3.93 acres 10,200 sq. ft.	Fabrication	Own
	Acheson, Alberta Canada	10.25 acres 17,000 sq. ft.	Office space and equipment yard	Own
	Edmonton, Alberta, Canada	25,000 sq. ft.	Office space	Leased
Oman	Oman	31,000 sq. ft.	Office space, fabrication, and maintenance facility	Leased
Headquarters	Panama	400 sq. ft.	Office space	Leased

We lease other facilities used in our operations, primarily sales/shop offices, equipment sites and expatriate housing units in the United States, Canada and Oman. Rent expense for all leased facilities was approximately $3,000  in 2008 and $1,600 in 2007.

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

The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control, such as those that occurred on September 11, 2001. In 2008 we were not constrained by our ability to bond new projects, nor have we been negatively impacted in early 2009.

Item 1A.  Risk Factors

The nature of our business and operations subjects us to a number of uncertainties and risks.

RISKS RELATED TO OUR BUSINESS

Our business is highly dependent upon the level of capital expenditures by oil, gas and power companies on infrastructure.

Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil, gas and power industries, specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. The current credit crisis and related turmoil in the global financial system, including capital markets, as well as a global recession, may have an adverse impact on the level of capital expenditures of oil, gas and power companies and/or their ability to finance these expenditures.  Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:

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

Our final settlements with the DOJ and the SEC, and the prosecution of former employees that will follow, may negatively impact our ongoing operations.

As a result of our final settlements with the DOJ and the SEC resolving their investigations of violations of the Foreign Corrupt Practices Act and other provisions of the federal securities laws, which are more fully described in Notes 8 and 15 of our Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K, we are subject to ongoing review and regulation of our business operations, including the review of our operations and compliance program by a government approved independent monitor. The activities of the independent monitor will have a cost to us and may cause a change in our processes and operations, the outcome of which we are unable to predict. In addition, the settlements, and the prosecution of former employees that will likely follow, may impact our operations or result in legal actions against us in countries that are the subject of the settlements. The final settlements could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages.

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

In February 2007, we completed the sale of our Nigerian operations. In August 2007, we and our subsidiary, Willbros International Services (Nigeria) Limited, entered into a Global Settlement Agreement (the “Global Settlement Agreement”) with Ascot Offshore Nigeria Limited (“Ascot”), the purchaser of our Nigerian operations and Berkeley Group Plc, the purchaser’s parent company. Among the other matters, the Global Settlement Agreement provided for the payment of an amount in full and final settlement of all disputes between Ascot and us related to the working capital adjustment to the closing purchase price under the February 2007 share purchase agreement. In connection with the sale of our Nigerian operations, we also entered into a Transition Services Agreement (the “Transition Services Agreement”), and Ascot delivered a promissory note in favor of us.

The Global Settlement Agreement provided for a settlement in the amount of $25.0 million, the amount by which we and Ascot agreed to adjust the closing purchase price downward (the “Settlement Amount”). Under the Global Settlement Agreement, we retained approximately $13.9 million of the Settlement Amount and credited this amount to the account of Ascot for amounts which were due to us under the Transition Services Agreement and promissory note. Our payment of the balance of the Settlement Amount settled (i) any and all obligations and disputes between Ascot and us in relation to the adjustment to the closing purchase price under the share purchase agreement and (ii) all of the parties’ respective rights and obligations under the indemnification provisions of the share purchase agreement, except as provided in the Global Settlement Agreement.

As partial consideration for the parties’ agreement on the Settlement Amount, Ascot secured with a non-Nigerian bank supplemental backstop letters of credit totaling approximately $20.3 million, which backstopped corresponding letter of credit obligations that we had under various contracts taken over by Ascot.  In the third quarter of 2008, substantially all of our letters of credit related to our former operations in Nigeria expired, with only one $123,000 of letter of credit remaining outstanding.

On February 7, 2009, the Transition Services Agreement with Ascot expired according to its terms. We may, however, continue to experience losses or incur expenses subsequent to the sale and disposition of our operations and the Global Settlement Agreement. In particular:

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

•
We issued parent company guarantees to our former clients in connection with the performance of some of our contracts in Nigeria and nearby West Africa locations. Although Ascot is now responsible for completing these projects, our parent company guarantees may remain in force in varying degrees until the projects are completed. Indemnities are in place pursuant to which Ascot and its parent company are obligated to indemnify us for any losses we incur under these parent company guarantees. However, we can provide no assurance that we will be successful in enforcing our indemnity rights. The guarantees include five projects under which we estimated that, at February 7, 2007, there was aggregate remaining contract revenue of approximately $352.1 million and aggregate cost to complete of approximately $293.6 million.

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

•
On February 1, 2008, we received a letter from WAPCo reminding us of our parent guarantee on the WAGP contract and requesting that we remedy WWAI’s default under that contract, as amended. Approximately on February 17, 2009, we received another letter from WAPCo formally demanding that we pay all sums payable in consequence of the non-performance by Ascot with WAPCo stating that quantification of that amount would be provided sometime in the future when the work was completed. On previous occasions, we have advised WAPCo that, for a variety of legal, contractual, and other reasons, we did not consider our prior WAGP contract parent guarantee to have continued application, and we reiterated that position to WAPCo in our response to its February 1, 2008 letter. We will again reiterate our position in response to their February 17, 2009 letter. WAPCo disputes our position that we are no longer bound by the terms of our prior parent guarantee of the WAGP contract and has reserved all its rights in that regard. Currently, the WAGP project is yet to be completed for a variety of technical and commercial reasons unrelated to WAPCo’s termination of the WAGP contract.

•
We anticipate that this developing dispute with WAPCo may result in a lengthy arbitration proceeding between WAPCo and WWAI in the London Court of International Arbitration to determine the validity of the alleged default notice issued by WAPCo to WWAI, including any resulting damage award, in combination with a lawsuit between WAPCo and us in the English Courts under English law to determine the enforceability, in whole or in part, of our parent guarantee, which we expect to be a lengthy process.

•
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

Our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, 2006, 2005 and 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 identified a new material weakness and confirmed that a previously disclosed material weakness in our internal control over financial reporting continued to exist. We believe that these material weaknesses were successfully remediated as of June 30, 2008.  We believe that the other material weaknesses reported as of December 31, 2006 were eliminated in February 2007 as a result of the sale of our Nigerian assets and operations. However, our inability to remediate these material weaknesses prior to February 2007, our inability to remediate our most recent material weaknesses identified or existing as of December 31, 2007 prior to June 30, 2008, and any other control deficiencies that we may discover in the future, could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.

As disclosed in our Annual Reports on Form 10-K for 2007, 2006, 2005 and 2004, management’s assessment of our internal control over financial reporting identified several material weaknesses. These material weaknesses led to the restatement of our previously issued consolidated financial statements for fiscal years 2002 and 2003 and the first three quarters of 2004. Although we made progress in executing our remediation plans during 2005 and 2006, including the remediation of three material weaknesses, as of December 31, 2006, management concluded that we did not maintain effective internal control over financial reporting due to the following remaining material weaknesses in internal controls:

•
Nigeria accounting: During the fourth quarter of 2006, we determined that a material weakness in our internal control over financial reporting existed related to the Company’s management control environment over the accounting for our Nigeria operations. This weakness in management control led to the inability to adequately perform various control functions including supervision over and consistency of: inventory management; petty cash disbursements; accounts payable disbursement approvals; account reconciliations; and review of timekeeping records. This material weakness resulted primarily from our inability to maintain a consistent and stable internal control environment over our Nigeria operations in the fourth quarter of 2006.

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

Moreover, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 identified a new material weakness and confirmed that a material weakness in our internal control over financial reporting previously identified on November 13, 2007 continued to exist.  The newly identified material weakness and the previously identified material weakness have both been successfully remediated as of June 30, 2008.  The newly identified material weakness related to a lack of proper control over the update and renewal of the worker’s compensation insurance rate master file. The previously identified material weakness related to management’s review of subcontract cost calculations for a project in Canada.

The remediation plan for the material weakness relating to the lack of proper control over the update and review of the worker’s compensation insurance rate master file consisted of developing additional documented control procedures to ensure the worker’s compensation insurance rate master file is accurately updated in a timely manner and the worker’s compensation insurance cost calculations are performed accurately using the updated master file data. The remediation plan for the previously identified material weakness relating to management review of subcontract cost calculations began in the fourth quarter of 2007 and consisted of:

•	hiring an additional project controller;

•	enhancing the management review process; and

•	introducing system upgrades to automate certain processes, which management believes will prevent the omission of previously identified costs, such as those described above.

We believe that our most recent material weaknesses identified or existing as of December 31, 2007 were successfully remediated as of June 30, 2008.  We also believe that our reported material weaknesses at December 31, 2006 were eliminated in February 2007 upon the sale of our Nigeria assets and operations since those material weaknesses related solely to our operations in that country. However, our inability to remediate these material weaknesses prior to February 2007, our inability to remediate our most recent material weaknesses prior to June 30, 2008 and any other control deficiencies we identify in the future, could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports or have a material adverse effect on our ability to operate our business or access sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements.

Our international operations are subject to political and economic risks of developing countries.

Although we sold our operations in Nigeria and Venezuela, we have operations in the Middle East (Oman) and anticipate that a portion of our contract revenue will be derived from, and a portion of our long-lived assets will be located in, developing countries.

Conducting operations in developing countries presents significant commercial challenges for our business. A disruption of activities, or loss of use of equipment or installations, at any location in which we have significant assets or operations, could have a material adverse effect on our financial condition and results of operations. Accordingly, we are subject to risks that ordinarily would not be expected to exist to the same extent in the United States, Canada, Japan or Western Europe. Some of these risks include:

•	civil uprisings, terrorism, riots and war, which can make it impractical to continue operations, adversely affect both budgets and schedules and expose us to losses;

•	repatriating foreign currency received in excess of local currency requirements and converting it into dollars or other fungible currency;

•	exchange rate fluctuations, which can reduce the purchasing power of local currencies and cause our costs to exceed our budget, reducing our operating margin in the affected country;

•	expropriation of assets, by either a recognized or unrecognized foreign government, which can disrupt our business activities and create delays and corresponding losses;

•
availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of skilled craftsmen or specialized equipment in areas where local resources are insufficient;

•
governmental instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services; and

•
decrees, laws, regulations, interpretations and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs.

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

Although we have completed the sale of our Nigeria operations, our international business operations may continue to include projects in countries where corruption is prevalent. Since the anti-bribery restrictions of the FCPA make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantage, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Projects may remain in our backlog for an extended period of time. In addition, project cancellations, terminations, or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them, in some cases without any provision for penalties or lost profits. Therefore, project terminations, suspensions or scope adjustments may occur from time to time with respect to contracts in our backlog. Finally, poor project or contract performance could also impact our backlog and profits.

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

We operate primarily in the oil, gas, power and refinery industries, providing construction, engineering and facilities development and operations services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. Three substantial clients were responsible for 61.3 percent of our backlog at December 31, 2008.

Our use of fixed-price contracts could adversely affect our operating results.

A portion of our projects is currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts, whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

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

The continued threat of terrorism and the impact of military and other action, including U.S. military operations in Iraq, will likely lead to continued volatility in prices for crude oil and natural gas and could affect the markets for our operations. In addition, future acts of terrorism could be directed against companies operating both outside and inside the United States. Further, the U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations. These developments may subject our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business.

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

We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only such specialized activities as hazardous waste removal, nondestructive inspection and catering and security. However, with respect to EPC and other contracts, we may choose to subcontract a substantial portion of the project. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.

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

Our U.S. and Candadian operations are subject to numerous environmental protection laws and regulations which are complex and stringent. We regularly perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. Significant fines and penalties may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time these acts were performed.

We own and operate several properties in the United States and Canada that have been used for a number of years for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released. Any release of substances by us or by third parties who previously operated on these properties may be subject to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Compensation and Recovery Act (“RCRA”), and analogous state or local laws. CERCLA imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment, while RCRA governs the generation, storage, transfer and disposal of hazardous wastes. Under such laws, we could be required to remove or remediate previously disposed wastes and clean up contaminated property. This could have a significant impact on our future results.

Our operations outside of the United States are oftentimes potentially subject to similar governmental or provincial controls and restrictions relating to the environment.

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

If any income earned, currently or historically, by Willbros Group, Inc. or its non-U.S. subsidiaries from operations outside the United States constituted income effectively connected with a U.S. trade or business, and as a result became taxable in the United States, our consolidated operating results could be materially and adversely affected.

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

Our goodwill may become impaired.

We have a substantial amount of goodwill following our acquisitions of Inserv and Midwest.  At least annually, we evaluate our goodwill for impairment based on the fair value of each operating unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels or ability to perform at levels that were forecasted. These changes could result in an impairment that would require a material non-cash charge to our results of operations.  A significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. Sustained adverse equity market conditions and the resulting decline in market multiples and the Company’s stock price which in turn regarded as an indicator of an adverse change in the business climate, led to non-cash, pre-tax charge of $62,295 in the fourth quarter of 2008. The Company will continue to monitor the carrying value of its goodwill.

RISKS RELATED TO OUR COMMON STOCK

Our common stock, which is listed on the New York Stock Exchange, has from time to time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and you may not be able to resell your shares of common stock at or above the purchase price paid by you.

The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this Item 1A.;

•	a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	general conditions in our customers’ industries; and

•	general conditions in the securities markets.

Our certificate of incorporation and bylaws may inhibit a takeover, which may adversely affect the performance of our stock.

Our certificate of incorporation and bylaws may discourage unsolicited takeover proposals or make it more difficult for a third party to acquire us, which may adversely affect the price that investors might be willing to pay for our common stock. For example, our certificate of incorporation and bylaws:

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

On November 20, 2007, we completed an underwritten public offering of 7,906,250 shares of our common stock. In October 2006, we sold 3,722,360 shares of our common stock and warrants to purchase an additional 558,354 shares (of which, warrants to purchase 536,925 shares of common stock remained outstanding at December 31, 2008). The recent issuance of warrants and the prior issuance of $70.0 million in aggregate principal amount of our 2.75% Convertible Senior Notes due 2024 (the “2.75% Notes”) and $84.5 million of our 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”) may cause a significant increase in the number of shares of common stock currently outstanding. In May 2007, we induced the conversion of approximately $52.5 million in aggregate principal amount of our outstanding 6.5% Notes into a total of 2,987,582 shares of our common stock.  In addition, certain holders have exercised their right to convert the 2.75% Notes, converting approximately $10.6 million in aggregate principal amount of the 2.75% Notes into 546,633 shares of our common stock as of December 31, 2008.  As of December 31, 2008, 3,048,641 shares of common stock are issuable upon conversion of approximately $59.4 million in aggregate principal amount of the 2.75% Notes and 1,825,587 shares of common stock are issuable upon conversion of approximately $32.1 million in aggregate principal amount of the 6.5% Notes.  If we elect to induce the conversion of additional convertible notes or holders elect to convert additional convertible notes, there may be a significant increase in the number of shares of our common stock outstanding.

Our authorized shares of common stock consist of 70 million shares. The issuance of additional common stock or securities convertible into our common stock would result in further dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, one million shares of preferred stock, which may give other stockholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. While our Board of Directors has no present intention of issuing any such preferred stock, it reserves the right to do so in the future.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2008 through the solicitation of proxies or otherwise.

Item 4A.	Executive Officers of the Registrant

The following table sets forth information regarding the Company’s executive officers.  Officers are elected annually by, and serve at the discretion of, our Board of Directors.

Name	Age	Position(s)

Robert R. Harl	58	Director, President, Chief Executive Officer and Chief Operating Officer

John T. Dalton	57	Senior Vice President and General Counsel

Van A. Welch	53	Senior Vice President and Chief Financial Officer

Arlo B. DeKraai	60	Director, President (Downstream Oil & Gas), Integrated Service Company, LLC

Jerritt Coward	40	President (Upstream Oil & Gas), Oil & Gas of Willbros USA, Inc.

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

John T. Dalton joined Willbros in November 2002 and was elected Senior Vice President and General Counsel of Willbros Group, Inc.  Mr. Dalton has over 33 years of oil and gas industry experience having worked in both the owner and contractor regimes. From 1993 to November 2002, Mr. Dalton served as outside counsel to Willbros advising on contracts.  Between 1980 and 1993, Mr. Dalton was employed by Occidental Petroleum Corporation ("Occidental") where he served as an officer and chief legal counsel to various business units in Occidental's oil and gas division, both domestically and in Colombia, Pakistan and the United Kingdom.  Before entering private practice in 1993, Mr. Dalton's last position with Occidental was Vice President and General Counsel of Island Creek Corporation in Lexington, Kentucky.

Van A. Welch joined Willbros in 2006 as Senior Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc.; Mr. Welch served as Treasurer until September 2007.  Mr. Welch has over 29 years of experience in project controls, administrative and finance positions with KBR, Inc. (formerly known as Kellogg Brown & Root), a global engineering, construction and services company, and its subsidiaries, serving in his last position as Vice President – Finance and Investor Relations and as a member of KBR's executive leadership team.  From 1998 to 2006, Mr. Welch held various other positions with KBR including Vice President, Accounting and Finance of the Engineering and Construction Division, Vice President, Accounting and Finance of Onshore Operations and Senior Vice President of Shared Services.  Mr. Welch is a Certified Public Accountant.

Arlo B. DeKraai was elected to the Board of Directors in November 2007, and serves as President of our Downstream Oil & Gas business segment ("InServ"), which we acquired in November 2007.  Prior to the acquisition, he had been Chairman, President and Chief Executive Officer of InServ, a downstream oil and gas construction, turnaround, maintenance and turnkey projects company, since 1994 when he founded the company as Cust-O-Fab Service Co.  Mr. DeKraai has over 35 years experience working in the downstream oil and gas construction, turnaround and maintenance industries.  He began his career working for Texaco Inc. in its refining operations.  He entered the construction and turnaround business in various capacities and ultimately was the founder and President of Midwest Industrial Contractors in 1983, as a provider of construction and maintenance services for the refinery and petrochemical sector.  Mr. DeKraai was named Distinguished Engineer of South Dakota State University ("SDSU") in 2005, and serves on the Board of Governors of The Enterprise Institute, an affiliate of SDSU.

Jerrit M. Coward joined Willbros in 2002 as a Project Manager. Mr. Coward has served the Company in various management positions, most recently as the Managing Director of Willbros Nigeria. After he completed the transition of Willbros Nigeria to the new owners, he became President of the Upstream Oil and Gas segment. Mr. Coward previously worked for Global Industries serving as Project Manager, Operation Manager and Commercial manager. He has held foreign assignment in Nigeria and Mexico as well as executing international projects in various countries. He graduated from Texas A&M at Galveston with a Bachelor of Science in Maritime Systems Engineering

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	High	Low
For the year ended December 31, 2008:
First Quarter	$39.97	$27.85
Second Quarter	47.93	30.29
Third Quarter	44.30	22.25
Fourth Quarter	26.25	5.38

For the year ended December 31, 2007:
First Quarter	$23.13	$17.88
Second Quarter	30.63	21.86
Third Quarter	34.48	22.96
Fourth Quarter	43.53	31.81

Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record.  As of February 20, 2009, our common stock was held by 128 holders of record and an estimated 8,300 beneficial owners.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases of our common stock by us during the fourth quarter of 2008:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2008 – October 31, 2008	661	$14.41	-	-
November 1, 2008 – November 30, 2008	-	-	-	-
December 1, 2008 – December 31, 2008	2,257	8.12	-	-
Total	2,918	$9.54	-	-

(1)
Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.

(2)	The price paid per common share represents the closing sales price of a share of our common stock as reported by the New York Stock Exchange on the day that the stock was acquired by us.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005(1)	2004(1)(2)
Statement of Operations Data:
Contract revenue	$1,912,704	$947,691	$543,259	$294,479	$272,794
Operating expenses:
Contract (3)	1,651,822	847,918	497,236	273,273	229,344
Amortization of intangibles(3)	10,420	794	-	-	-
General and administrative(3)	120,031	68,071	58,054	46,837	35,314
Goodwill impairment	62,295	-	-	-	-
Government fines	-	22,000	-	-	-
Operating income (loss)	68,136	8,908	(12,031)	(25,631)	8,136
Interest expense, net	(6,347)	(3,103)	(8,265)	(3,904)	(2,480)
Other income (expense)	7,883	(3,477)	569	742	(387)
Loss on early extinguishment of debt	-	(15,375)	-	-	-
Income (loss) from continuing operations before income taxes	69,672	(13,047)	(19,727)	(28,793)	5,269
Provision (benefit) for income taxes	25,942	14,503	2,308	1,668	(1,027)
Net income (loss) from continuing operations	43,730	(27,550)	(22,035)	(30,461)	6,296
Net income (loss) from discontinued operations net of provision for income taxes	2,757	(21,414)	(83,402)	(8,319)	(27,111)
Net income (loss)	$46,487	$(48,964)	$(105,437)	$(38,780)	$(20,815)
Basic income (loss) per share:
Continuing operations	$1.14	$(0.94)	$(0.98)	$(1.43)	$0.30
Discontinued operations	0.07	(0.73)	(3.72)	(0.39)	(1.29)
Net income (loss)	$1.21	$(1.67)	$(4.70)	$(1.82)	$(0.99)

Diluted income (loss) per share:
Continuing operations	$1.11	$(0.94)	$(0.98)	$(1.43)	$0.30
Discontinued operations	0.06	(0.73)	(3.72)	(0.39)	(1.29)
Net income (loss)	$1.17	$(1.67)	$(4.70)	$(1.82)	$(0.99)

Cash Flow Data:
Cash provided by (used in):
Operating activities	$190,164	$(17,812)	$(103,352)	$(37,117)	$37,410
Investing activities	(11,725)	(150,601)	33,373	(36,964)	(36,751)
Financing activities	(58,460)	221,359	51,550	56,830	54,362
Effect of exchange rate changes	(5,001)	2,297	139	17	(829)
Balance Sheet Data (at period end):
Cash and cash equivalents	$207,864	$92,886	$37,643	$55,933	$73,167
Working capital	284,136	201,348	170,825	204,960	108,643
Total assets	788,245	779,413	589,982	498,885	417,110
Total liabilities	348,590	383,312	490,323	353,651	237,066
Total debt	127,371	152,346	167,139	138,020	73,495
Stockholders’ equity	439,655	396,101	91,562	145,234	180,044
Other Financial Data (excluding
discontinued operations):
Backlog (at period end) (4)	$655,494	$1,305,441	$602,272	$240,373	$73,343
Capital expenditures, excluding acquisitions	53,048	74,548	23,481	18,706	15,733
EBITDA (5)	183,217	10,731	968	(13,201)	17,525

Number of employees (at period end):	6,512	5,475	4,156	2,519	1,381

(1)	These amounts have been changed retrospectively to reflect the classification of discontinued operations as filed in the Form 8-K on December 12, 2006.
(2)	These amounts are presented as restated in the 2004 Form 10-K.
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
(5)
EBITDA from continuing operations represents earnings from continuing operations before net interest, income taxes, depreciation and amortization and impairment of intangible assets. EBITDA from continuing operations is not intended to represent cash flows for the respective period, nor has it been presented as an alternative to operating income from continuing operations as an indicator of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements included elsewhere in this Form 10-K. EBITDA from continuing operations is included in this Form 10-K because it is one of the measures through which we assess our financial performance. EBITDA from continuing operations as presented may not be comparable to other similarly titled measures used by other companies. A reconciliation of EBITDA from continuing operations to GAAP financial information is provided in the table below.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Reconciliation of non-GAAP financial measure:
Net income (loss) from continuing operations	$43,730	$(27,550)	$(22,035)	$(30,461)	$6,296
Interest, net	6,347	3,103	8,265	3,904	2,480
Provision (benefit) for income taxes	25,942	14,503	2,308	1,668	(1,027)
Depreciation and amortization	44,903	20,675	12,430	11,688	9,776
Goodwill impairment	62,295	-	-	-	-
EBITDA from continuing operations	$183,217	$10,731	$968	$(13,201)	$17,525

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share and per share amounts or unless otherwise noted)

The following discussion should be read in conjunction with the consolidated financial statements for the years ended December 31, 2008, 2007, and 2006, included in Item 8 of this Form 10-K.

OVERVIEW

2008 Summary

The year 2008 was a record year for us in many ways. The financial results are highlighted by:

•	$1,912,704 of revenue.

•	$46,487 in net income and earnings per share of $1.21, after giving effect to a pre-tax $62,295 goodwill impairment. See Note - 6 Goodwill and Other Intangible Assets.

•	Our year-end 2008 cash balance of $207,864 contributed to $186,959 of cash provided by continuing operating activities.

We achieved these successes as a result of building a new management team over the past two years, leveraging our 2007 acquisitions, and successfully executing on two large diameter cross country pipeline construction projects and one significant EPC project in the U.S. Over the past two years, we have created $348,093 of stockholder’s equity. These accomplishments reinforce our commitment to deliver value to our stockholders as well as our customers.

Our CEO, Randy Harl, joined Willbros in January 2006; followed shortly thereafter in August 2006, by our CFO, Van Welch. This was the starting point of enhancing the management team to make it more scalable as the Company grew from revenue of $543,259 during 2006 to $1,912,704 during 2008; over 3 ½ times the 2006 level. After strengthening the Company’s financial position in late 2006 through a private equity offering of $48,748 and amending the existing credit facility, 2007 became a year of transition. Noteworthy 2007 transition events include the sale of the Nigeria assets and operations in February; completing the negotiations leading to the final May 2008 settlement with the DOJ and SEC; the acquisitions of Midwest in July and InServ in November; and the creation of a more robust, less expensive credit facility in November. The new management team was successful in removing uncertainties associated with past irregularities in Nigeria and building a scalable foundation for growth in 2008. At the end of 2007, backlog was at a record level of $1,305,341.

In July 2007, we acquired Midwest to provide an entry point into the Canada large diameter pipeline construction market. During 2008, the Canada Pipeline operations provided $182,037 of revenue and are positioned to take advantage of additional work in 2009. In November 2007, we acquired InServ and formed a new Downstream Oil & Gas business segment. Downstream Oil & Gas’ 2008 revenues were $367,075. Downstream Oil & Gas continues to perform as expected and is the catalyst for our shift to a company more focused on providing services.

In our legacy business, we had three significant projects in 2008. Two cost reimbursable plus fixed fee contract types and one lump sum EPC project. The Southeast Supply Header (“SESH”) Project commenced in late 2007. As of December 31, 2008, total project revenue was $423,604; $358,830 was recognized in 2008. Another large diameter pipeline project, the MidContinent Express Project (“MEP”), contributed $145,820 of revenue in 2008. The Guardian Expansion and Extension Project (“Guardian”) was our largest lump sum EPC contract in 2008, generating $137,780 of revenue with an appropriate risk-adjusted margin.

2009 - Our Current Challenge

Continuing to deliver value to our stockholders and our customers in 2009 will be very challenging. We find ourselves in the midst of a significant economic dislocation, the impacts of which are already observable in severe commodity price declines. Oil traded at $137.11, an all time high in July 2008. As of February 2009, oil was at $38.94, a 71.6% decline from the 2008 high point. The result has been a rapid decline in the North American rig counts and capital budget reductions by many E&P, midstream, and downstream oil and gas companies. The shrinking market will present new challenges and opportunities for us.

We are positioned to capitalize on the opportunities because of the organizational and process changes that we have made over the past two years. Early in the fourth quarter of 2008, our Engineering business segment began to experience the effects a reduction in market demand. Engineering has generally been a leading indicator of engineering and construction market changes. As a result of Engineering’s fourth quarter decline, we took steps to right-size our business segments and develop a strategy to realign our cost structure such that we could be responsive to our customers’ needs in a down-cycle market. We reduced annual Engineering segment and Corporate G&A costs by $6,337 and $2,414, respectively. A charge of approximately $1,700 was recorded as the cost of making these changes.

We continue to monitor, identify and take action on any non-productive costs that would adversely impact our liquidity and ability to execute our development strategies. However, our primary objective is to develop a cost structure that is compatible with our customers’ needs such that we can continue to develop our business in a different economic environment as compared to the past two years. We have completed or are in the process of completing the following:

•	Internally shifting people and assets among our business segments to address the shifting customer demands;

•	Working with our primary material suppliers and subcontractors to jointly develop a lower cost structure;

•	Identifying and reducing labor cost escalations that occurred as a result of the previous energy construction market imbalance where demand was exceeding supply;

•
Continuing to pursue our business strategy and leverage a strong balance sheet and cash position.  As of December 31, 2008, we have $207,864 of cash, cash equivalents, and $50,000 of capacity under our revolving loan facility. This liquidity will allow us to continue our pursuit of:

o	Growing our pipeline manage and maintain service area,

o	Expanding our Downstream Oil & Gas service offering in Canada,

o	Targeting risk-adjusted opportunities in the Middle East and North Africa, and

o	Increasing our government contracting focus.

We believe there will be opportunities in today’s market for the companies who can respond quickly to their customers’ needs for a price point more consistent with the price of oil and gas in today’s market.

Our Strategy

We apply our core value system to everything we do; and those values provide the foundation for our strategy and execution. Our core values are:

•	Safety,

•	Honesty & integrity,

•	Our people,

•	Our customers,

•	Superior financial performance,

•	Vision & innovation, and

•	Effective communication.

We work diligently to apply these values everyday and use them to guide us in the execution of our strategy. We believe by allowing our values to drive the achievement of our strategic goals, we will increase stockholder value by leveraging our competitive strengths to focus on positioning ourselves for sustained long-term earnings growth. Key elements of our strategy are as follows:

Focus on Managing Risk

We have implemented a core set of business conduct, practices and policies which have fundamentally improved our risk profile. Examples of our risk management execution include increasing our activity levels in lower risk countries, diversifying our service offerings and end markets, practicing rigorous financial management and limiting contract execution risk. Risk management is emphasized throughout all levels of the organization and covers all aspects of a project from strategic planning and bidding to contract management and financial reporting.

•
Focus resources in markets with the highest risk-adjusted return. We believe North America continues to offer us highly attractive risk-adjusted returns and the majority of our resources are focused on North America. In spite of the current economic dislocation, we believe targeted areas in North America will provide significant opportunities. More specifically, the monetization of previously developed oil and gas reserves requires connectivity to the end markets; and the ongoing development of unconventional shale gas plays is expected to provide new work in 2009 and beyond. Even though we are heavily concentrated in North America, we continue to seek international opportunities which can provide superior, more diversified risk-adjusted returns and believe our extensive international experience is a competitive advantage. We relocated our President of International Operations to Muscat, Oman to expand our Middle East operations into UAE and Saudi Arabia.  Additionally, we have opened an office in Libya.  We believe that markets in North Africa and the Middle East, may offer attractive opportunities for us in the future given mid and long-term industry trends.

•
Maintain a conservative contract portfolio. While we will continue to pursue a balanced contract portfolio, current market dynamics suggest we may be entering a period of increased fixed price contracting opportunities. We believe our fixed price execution experience, our current efforts to realign our cost structure to the rapidly changing market, our improved systems, and focus on risk management, provide us a competitive advantage versus many of our competitors.

Leverage Industry Position and Reputation into a Broader Service Offering

We believe the global energy infrastructure market will continue to provide opportunities. The challenge will be to identify and focus on the critical few projects with a high probability of moving forward in the near term. We believe our core capabilities can be expanded beyond our current offerings and markets; and we are selectively evaluating these prospects. Our established platform and track record position us to expand our expertise into a broader range of related service offerings. We intend to leverage our project management, engineering and construction skills to establish additional service offerings, such as instrumentation and electrical services, turbo-machinery services, environmental services and pipeline system integrity services. We believe that over time, a more balanced mix of recurring services, such as program management and maintenance services, and capital projects will enhance the earnings profile of our business.

Additionally, we intend to pursue selective strategic acquisitions to complement our organic expansion strategies and to minimize our dependence on the cyclical large-diameter cross-country pipeline construction market. We began this process in 2007 with the InServ and Midwest acquisitions that expanded our service offerings as well as the geographies where we deliver those services. Our November 2007 acquisition of InServ complemented our service offerings in the midstream market. Our July 2007 acquisition of Midwest significantly enhanced our presence in mainline pipeline construction in Western Canada. We believe that companies with strong balance sheets and liquidity positions will have opportunities to acquire assets and companies in today’s uncertain market.

Maintain Financial Flexibility

Maintaining the financial flexibility to meet the material, equipment and personnel needs to support our project commitments, as well as the ability to pursue our expansion and diversification objectives is critical to our growth. We view financial strength and flexibility as a fundamental requirement to fulfilling our strategy. As of December 31, 2008, we had cash, cash equivalents and borrowing capacity of $257,864 comprised of cash and cash equivalents of $207,864 and unutilized cash borrowing capacity of $50,000 under our revolving credit facility to address our current capital requirements with no short-term borrowings or commercial paper outstanding. For the year ended December 31, 2008, we increased our working capital position, for continuing operations, by $82,944 (41.7 percent) to $282,059 from $199,115 at December 31, 2007. In addition, our $150,000 senior secured revolving credit facility (the “Credit Facility”) provides us additional financial flexibility in the form of $50,000 in cash borrowing capacity to pursue our growth strategy. The combination of our strong cash position, the borrowing availability under our existing Credit Facility, and our future cash flow from operations will allow us to focus on the highest return projects available during uncertain economic times as well as pursue our strategy of diversification as opportunities present themselves. The limited availability of credit in the market has not affected our credit facility; nor do we believe that it will impact our ability to access surety bonding in the future.

Leverage Core Service Expertise into Additional Full EPC Contracts

Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies to the benefit of both our customers and our company. As one of the few pipeline constructors with engineering capabilities, we believe we are uniquely positioned to provide this integrated service to our customers. In performing integrated EPC contracts, we establish ourselves as overall project managers from the earliest stages of project inception and are therefore better able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution; while for us, these contracts often yield higher profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture the engineering, procurement and construction components of these projects.

Significant Business Developments

In 2008, we made significant progress to further position Willbros as a leader in the engineering and construction industry, and continue to do so. A recap of recent initiatives include the following:

•	The quality of our execution on one of our largest pipeline construction projects in Canada has positioned us to negotiate potential additional work with this customer.

•
Additionally in Canada we are leveraging our strong in-country presence in combination with our downstream oil and gas capabilities to more actively pursue downstream oil and gas opportunities, including above ground storage tanks and process heaters.

•
We have added experienced senior operating and business development resources to our pipeline manage and maintain business and restructured the group to increase coordination amongst our engineering, program management and construction capabilities to provide our customers a more integrated service solution.

•	Our efforts to pursue new business in the Middle East and North Africa are expected to result in the award of our first contract in Libya.

•
We significantly increased our ability to pursue and execute government contracts with the addition of more operating level leadership and greater cross utilization of our existing construction and program management capabilities.

While individually these business initiatives were relatively modest contributors to our 2008 results, we believe that the groundwork is in place for each of these expanded service lines to enhance our future performance.

In addition to putting in place important capabilities to expand and support growth, we also made substantial progress towards operational and financial improvements to our business model, preparing us for the challenges of the current market environment. We have worked diligently to stay ahead of the curve, staying focused on important process and system improvements designed to keep the business best positioned for prevailing market conditions. These actions include:

•	Improving our strategic planning process to better align our resources with both current opportunities and long term growth objectives;

•
Redirecting our sales process to most efficiently target the right customers with the right opportunities for Willbros to deliver integrated solutions, which we believe offer our customers superior value;

•	Investing in system and process improvements to increase the value we deliver to our customers including:

o	Delivering lower costs through improved procurement processes and procedures,

o	Reinforcing our project execution skills, particularly as we begin to see a shift toward more fixed price contracts,

•	Reduced our effective tax rate to 37.2%; and

•	Initiating the reorganization of the Company from a Panama holding company structure to a Delaware holding company structure which was approved by the stockholders on February 2, 2009.

Significant Subsequent Project Awards

During the first quarter of 2009 we have been awarded two significant projects that will add approximately $180,600 to our backlog. The Texas Independence Pipeline (“TIPS”) is approximately 143 miles of 42” pipeline and construction and will commence in early March. In addition to TIPS, we have verbal commitment and are in the final negotiations with NCRA to extend our current contract for program management services associated with portions of the planned Heavy Crude Expansion Project and related major capital projects for NCRA in McPherson, Kansas.

Goodwill Impairment

In the fourth quarter of 2008, we recorded a non-cash charge totaling $62,295 for our Downstream Oil & Gas segment for the impairment of goodwill. In accordance with SFAS No. 142 – Goodwill and Other Intangible Assets, we performed our required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of our businesses versus their book values. The test indicated that the book value for Downstream Oil & Gas goodwill exceeded its fair value. The impairment charge was primarily driven by sustained adverse conditions in the equity markets, which negatively impacted the market capitalization of almost all public companies, including our own, and is in turn, regarded as an indicator of an adverse change in the business climate. Our stock reached a low of $5.38 per share in the fourth quarter of 2008 as compared to a high of $44.30 in the preceding quarter, a $38.92 decrease (88%). The charge reduces goodwill recorded in connection with the acquisition of InServ in November 2007 and does not impact the company’s business operations.

We believe this impairment does not represent a decrease in the operational value of our Downstream Oil & Gas segment. Excluding the goodwill impairment, Downstream Oil & Gas’s operational and financial performance has met or exceeded our pre-acquisition expectations, and we expect this to be the case in 2009 and beyond. Downstream Oil & Gas continues to allow us to provide a more diverse service offering and reduces our dependence on large diameter cross country pipeline construction activity.

Financial Summary

Results and Financial Position

In 2008, we completed our most profitable year in history. We delivered a net income from continuing operations of $43,730 or $1.14 per basic and $1.11 per diluted share on revenue of $1,912,704. This compares to a net loss from continuing operations of $27,550 or $0.94 per share on revenue of $947,691 for the year ended December 31, 2007.

Revenue for 2008 increased $965,013 (101.8 percent) to $1,912,704 from $947,691 in 2007. Following are the key components of the increase in revenue:

•
Commencement of work on new engineering and pipeline construction projects in the United States in addition to the carryover of existing projects commencing late in 2007 and during the first quarter of 2008; and

•	Revenue of $367,075 in 2008 from the Downstream Oil & Gas segment.

Operating income for 2008 increased $59,228 (664.9 percent) to $68,136 from $8,908 in 2007, and operating margin increased 2.6 percent to 3.6 percent in 2008 from an operating margin of 0.9 percent in 2007. The operating income increase is a result of the increase in contract income of $161,109 (161.5 percent) as compared to 2007, partially offset by the increase in general and administrative (“G&A”) expenses of $92,205 (including goodwill impairment charge) and the increase in amortization of intangibles of $9,626.

Other, net improved $23,491 (107.0 percent) during 2008 as compared to 2007. This net change from an expense in 2007 to income in 2008 was primarily driven by a $7,694 gain recognized as a result of selling one of our fabrication facilities in Canada during 2008 and a loss on early extinguishment of debt of $15,375 related to the induced conversion of $52,450 of our 6.5% convertible notes in 2007.

The provision for income taxes for 2008 increased $11,439 (78.9 percent) to $25,942 on income from continuing operations before income taxes of $69,672 as compared to a provision for income taxes of $14,503 on a loss from continuing operations before income taxes of $13,047 in 2007. The increase in the provision for income taxes is due to improved operating results globally, thereby generating more taxable income in 2008 as compared to 2007. The increase was partially offset by the non-cash goodwill impairment charge of $62,295.

Working capital at December 31, 2008, excluding discontinued operations, increased $82,944 (41.7 percent) to $282,059 from $199,115 at December 31, 2007. The increase in working capital was primarily driven by an increase in cash and cash equivalents of $114,978, an increase in contract cost and recognized income not yet billed of $15,266; offset by a decrease in accounts receivable of $61,778.

Our debt to equity ratio at December 31, 2008, decreased to 0.29:1 from 0.38:1 at December 31, 2007. Our aggregate outstanding debt decreased $24,975 to $127,371 at December 31, 2008 from $152,346 at December 31, 2007, while we have increased our stockholders’ equity $43,554 to $439,655 at December 31, 2008 from $396,101 at December 31, 2007.

Consolidated cash flows provided in 2008, including discontinued operations, increased $59,735 (108.1 percent) to $114,978 from cash provided of $55,243 in 2007. Cash from operating activities increased in 2008 by $207,976 (1,167.6 percent) to $190,164 as compared to cash provided from $17,812 cash used in 2007. Cash used in investing activities in 2008 decreased $138,876 (92.2 percent) to $11,725 from cash used of $150,601 in 2007. Cash flows from financing activities in 2008 decreased $279,819 (126.4 percent) to cash used of $58,460 from cash provided of $221,359 in 2007. Cash decreased from the effect of Canadian exchange rates in 2008 by $7,298, changing from $2,297 cash provided in 2007 to $5,001 cash used in 2008.

Other Financial Measures

Backlog

In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is focused on capturing quality backlog with margins commensurate with the risks associated with a given project.

Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2008, total backlog from continuing operations decreased $649,947 (49.8 percent) to $655,494 from $1,305,441 at December 31, 2007. There are three primary reasons for the lower backlog on December 31, 2008. The cancellation of $159,846 of backlog related to the MidContinent Express Project (“MEP”) caused a significant one-time decrease. This was a partial termination of the scope of work for this project. The fee associated with a cancelled portion of this project was contractually due and remains in backlog. For additional information regarding the MEP backlog reduction, see Note 15 – Contingencies, Commitments and Other Circumstances in Item 8 of this Form 10-K – Financial Statements and Supplemental Data.

The other two reasons for the backlog reduction relate to the changing business environment. Our pipeline construction services contracting has experienced a return to a historical North America contracting model that is characterized by competitive fixed price bids and short time periods from project bid to execution; the exception would be the large EPC contracts that can span more than one year. The last two years have been somewhat of an anomaly. During this period, we have seen a substantial increase in our backlog and a shift to cost-reimbursable type contracts as our customers sought to ensure capacity in advance of commencing scheduled projects. Our record backlog as of December 31, 2007 benefitted from North America customers locking in construction capacity well in advance. For example, the MEP contract was negotiated in July 2007 and included in the third quarter of 2007 backlog. Work on MEP actually started over one year later. With the return to normalcy in the contracting environment, we expect to experience lower backlog numbers partially as a result of eliminating the much longer lead times between bidding and executing a project.

The third reason relates to the decline in the demand for our engineering services. Preliminary engineering work for customers has resulted in obtaining several significant EPC projects over the past two years. This activity has dramatically slowed down. Over the past five months, several new EPC projects that were actively being developed by our Engineering business segment, have been delayed by customers to allow additional time to evaluate the changes in the market.

Cost reimbursable contracts comprised 84.0 percent of backlog at December 31, 2008 versus 74.9 percent of backlog at December 31, 2007. We expect that approximately $599,785 or about 91.5 percent, of our existing total backlog at December 31, 2008, will be recognized in revenue during 2009.

There was no backlog for discontinued operations at December 31, 2008 and December 31, 2007, respectively.

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

The following table shows our backlog by operating segment as of December 31, 2008 and 2007:

	Year Ended December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Upstream Oil & Gas	$439,019	67.0%	$941,301	72.1%
Downstream Oil & Gas	171,426	26.1%	199,646	15.3%
Engineering	45,049	6.9%	164,494	12.6%
Total backlog	$655,494	100.0%	$1,305,441	100.0%

EBITDA from Continuing Operations

We have updated our definition of EBITDA (earnings before net interest, income taxes, depreciation, amortization, and impairment of intangible assets) to include impairment of intangible assets as part of our overall assessment of financial performance by comparing EBITDA between reporting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA from continuing operations for 2008 increased $172,486 to $183,217 from $10,731 in 2007. The increase in EBITDA during 2008 is primarily a result of increased net income. The primary factor driving increased net income is increased contract income of $173,416 (excluding depreciation) resulting from the growth of our project activity level and the execution of those projects. The increase in contract income (excluding depreciation) reflects an increase in contract margin of 2.9 percentage points to 15.1 percent at December 31, 2008, from 12.2 percent at December 31, 2007. The $11,439 increase in the provision for income taxes is primarily due to our improved operating results in the U.S. thereby resulting in more taxable income during 2008. The increase in depreciation and amortization is primarily a result of capital additions and capital expenditures in late 2007 and through 2008 to support the growth of our business and project activity levels. Additionally, 2008 includes $10,420 of amortization of other intangible assets and a $62,295 goodwill impairment charge related to our acquisition of InServ in the fourth quarter of 2007.

A reconciliation of EBITDA to GAAP financial information can be found in Item 6 “Selected Financial Data” of this Form 10-K.

Discontinued Operations

For the year ended December 31, 2008, income from Discontinued Operations was $2,757 or $0.06 per diluted share. This compares to a loss from Discontinued Operations of $21,414 or $0.73 per basic share for the year ended December 31, 2007.

At the time of the February 7, 2007 sale of its Nigeria assets and operations, we had four letters of credit outstanding totaling $20,322 associated with Discontinued Operations (the “Discontinued LC’s”). In the third quarter of 2008, substantially all of our letters of credit related to our former operations in Nigeria expired, with only one $123 letter of credit remaining outstanding.

Transition Services Agreement

The TSA expired on February 7, 2009 which ended our obligation to provide any further support or other services to Ascot in West Africa or otherwise.

Insurance Recovery

During the twelve months ended December 31, 2008, income from Discontinued Operations included two pre-Nigeria sale insurance claim recoveries of $850 and $2,154 for events of loss we suffered prior to the sale of its Nigeria operations.

Additional financial disclosures on Discontinued Operations are provided in Note 17 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue

A number of factors relating to our business affect the recognition of contract revenue. We typically structure contracts as unit-price, time and materials, fixed-price or cost plus fixed fee. We believe that our operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized. Revenue from unit-price and time and materials contracts is recognized as earned.

Revenue for fixed-price and cost plus fixed fee contracts is recognized using the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project's completion and thus the timing of revenue recognition. Certain fixed-price and cost plus fixed fee contracts include, or are amended to include, incentive bonus amounts, contingent on accomplishing a stated milestone. Revenue attributable to incentive bonus amounts is recognized when the risk and uncertainty surrounding the achievement of the milestone have been removed. We do not recognize income on a fixed-price contract until the contract is approximately five to ten percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change.  Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to cost incurred on unapproved changed orders when realization of price approval is probable and the estimated amount is equal to or greater than the our cost related to the unapproved change order.  Revenue recognized on unapproved change orders is included in contract costs and recognized income not yet billed on the balance sheet. Revenue recognized on unapproved change orders is subject to adjustment in subsequent periods to reflect the changes in estimates or final agreements with customers.

We consider claims to be amounts that we seek or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract.  Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.

Income Taxes

We account for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The provision or benefit for income taxes and the annual effective tax rate are impacted by income taxes in certain countries being computed based on a deemed profit rather than on taxable income and tax holidays on certain international projects.

Goodwill and Other Intangible Assets

We apply the Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statements of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires the use of the purchase accounting method for business combinations and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 stipulates a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives. It also requires at least an annual impairment test by applying a fair-value-based test. Intangible assets with finite lives continue to be amortized over their useful lives. The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.

Goodwill - Goodwill represents the excess of purchase price over fair value of net assets acquired. We perform an annual test for impairment during the fourth quarter of each fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. We perform our required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of its businesses versus their book values. When a possible impairment for an operating segment is indicated, the implied fair value of goodwill is tested by comparing the carrying amount of net assets of the operating segment excluding goodwill to the total fair value. When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. Sustained adverse conditions in the equity markets, which negatively impacted the market capitalization of almost all public companies, including our own, led to a goodwill impairment charge totaling $62,295 for our Downstream Oil & Gas segment. This is in turn regarded as an indicator of an adverse change in the business climate. We will continue to monitor the carrying value of our goodwill. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weights of each component of our consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.

Other intangible assets – We do not have any other intangible assets with indefinite useful lives. We do have other intangible assets with finite lives. These other intangible assets consist of customer relationships and backlog recorded in connection with the acquisition of InServ in November 2007. The value of existing customer relationships was recorded at the estimated fair value determined by using a discounted cash flow method. Such acquired customer relationships have a finite useful life and will therefore be amortized over the estimated useful life of the relationships. Additionally, we were able to assign value to backlog purchased in the acquisition. The existing backlog at the time of the acquisition was recorded at its fair value and is being amortized over the useful life of the contracts.

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

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Contract Revenue

Contract revenue increased $965,013 (101.8 percent) to $1,912,704 from $947,691 due to increases across all segments. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
	2008	2007	Increase	Percent Change

Upstream Oil & Gas	$1,313,070	$744,308	$568,762	76.4%
Downstream Oil & Gas	367,075	23,821	343,254	1,441.0%
Engineering	232,559	179,562	52,997	29.5%
Total	$1,912,704	$947,691	$965,013	101.8%

Upstream Oil & Gas revenue increased $568,762 (76.4 percent) to $1,313,070 from $744,308 in 2007. The increase in revenue is primarily a result of increased 2008 business activity in the United States of $436,914, comprised of $445,728 attributable to two major projects that started in 2008; one major EPC project continued from 2007 that provided $129,723 of revenue in 2008, along with an increase in facility work of $16,809, offset by decreases of $155,346 related to projects that were completed in 2007 or early 2008. Canada revenue increased $142,692 in 2008 due to an increase of $163,273 for pipeline construction related to our July 2007 acquisition of Midwest; an increase of $19,818 for fabrication and field services; and a decrease of $40,399 for facilities construction as a major facilities project was completed in early 2008. Oman revenue decreased $5,272 in 2008 which is primarily attributable to a decrease in oilfield services.

Downstream Oil & Gas revenue increased $343,254 (1,441.0 percent) as a result of 2008 representing a full 12 months of activity, while 2007 represented only the 41 day period from November 20, 2007 through December 31, 2007 subsequent to the acquisition of InServ.

Engineering revenue increased $52,997 (29.5 percent) to $232,559 from $179,562 in 2007. The increase in revenue is a result of increased demand for pipeline and facility engineering services. The volume and size of projects performed in 2008 were significantly greater than in 2007.

Operating Income

Segment operating income increased $37,228 (120.4 percent) to $68,136 from $30,908 in 2007. A year-to-year comparison of operating income is as follows:

	Year Ended December 31,
	2008	Operating Margin %	2007(1)	Operating Margin %	Change	Percent Change

Upstream Oil & Gas	$81,905	6.2%	$21,875	2.9%	$60,030	274.4%
Downstream Oil & Gas	(39,079)	(10.6)%	670	2.8%	(39,749)	(5,932.7)%
Engineering	25,310	10.9%	8,363	4.7%	16,947	202.6%
Total	$68,136	3.6%	$30,908	3.3%	$37,228	120.4%

(1)
This table does not reflect government fines of $22,000 in 2007 which is included in consolidated operating results. Government fines were characterized as a Corporate expense and are not allocated to the reporting segments.

Upstream Oil & Gas operating income increased $60,030 (274.4 percent) to $81,905 from an operating income of $21,875 in 2007. The increase in operating income is the result of previously discussed revenue increases with increasing margins for the segment. Slightly higher margins in the United States combined with a significant increase in revenue accounted for the majority of the increase in operating income. Due to an increase in volume on pipeline work related to the acquisition of Midwest, margins in Canada improved. In 2008, margins in Oman were higher when compared to the prior year. Also impacting operating income year-over-year was an increase for depreciation expense, reflecting additional capital investment in heavy equipment, and an increase in G&A necessary to support the increased level of business activity for the segment.  Overall our contract margin increased 1.9% to 11.5% in 2008 as compared to 9.6% in 2007, while G&A as a percentage of revenue decreased 1.3% to 5.3% in 2008 compared to 6.6% in 2007.

Downstream Oil & Gas operating income decreased $39,749 (5,932.7 percent) as a result of the goodwill impairment charge of $62,295. Additionally, 2008 results represent a full 12 months of activity, while 2007 represented only the 41 days of operating results of InServ subsequent to its acquisition in November 2007. These results also include charges of $10,420 and $794 in 2008 and 2007, respectively for the amortization of intangibles acquired. Excluding the effects of the goodwill impairment charge, Downstream Oil & Gas’ operating income exceeded our expectations.

Engineering operating income increased $16,947 (202.6 percent) to $25,310 from $8,363 in 2007. The increase in operating income was primarily a result of the increased mix of our direct labor versus third party and subcontractor services and higher volume. The higher mix of in-house labor, improved utilization and higher headcount are characteristics of the strong demand for engineering work and our success in hiring and retaining in-house engineers as well as a strong beginning backlog comprised of several EPC projects. In 2008, there was a favorable mix variance of higher margin EPC projects as well as overall increased activity. The strong beginning backlog of EPC projects with Marathon and CNYO&G (Inergy), settlement of Cheniere change orders in 2008, along with additional booking and execution of EPC work for Double Eagle and CNYO&G during 2008 all contributed to the improved EPC mix as a percentage of the total Engineering Segment.

Non-Operating Items

Interest, net expense increased $3,244 (104.5 percent) to $6,347 from $3,103 in 2007. The increase in net expense is primarily a result of $2,008 of decreased interest income earned on cash and cash equivalents. Additionally, interest expense increased $1,236 primarily due to increased capital lease obligations due to significant additions of capital equipment obtained through capital leases throughout late 2007 and 2008, partially offset by reduced interest expense as a result of the conversion of $63,093 in aggregate principal amount of the 2.75% and 6.5% senior convertible notes in 2007 and 2008.

Other, net increased $11,360 (326.7 percent) to a net income of $7,883 from net expense of $3,477 in 2007. The increase was primarily a result of selling one of our fabrication facilities located in Edmonton, Alberta, Canada, which resulted in a gain on sale of $7,694.

Loss on early extinguishment of debt decreased $15,375 (100.0%) to $0 in 2008. The loss on early extinguishment of debt in 2007 is directly attributable to the induced conversion of $52,450 of aggregate principal of our 6.5% Senior Convertible Notes in which the entire loss was recognized in the second quarter of 2007.

Provision for income taxes increased $11,439 (78.9 percent) to $25,942 from $14,503 in 2007. During 2008, we recognized $25,942 of income tax expense on income from continuing operations before income taxes of $69,672 (an effective tax rate of 37.2 percent) as compared to income tax expense of $14,503 on a loss from continuing operations before income taxes of $13,047 in 2007. The increase in the provision for income taxes is due to improved operating results, thereby generating more taxable income in 2008 as compared to 2007. The circumstances that resulted in recording a tax provision on losses during 2007 were primarily due to expenses in Panama that received no tax benefit. These charges include $22,000 in government fines and a $15,375 loss on early extinguishment of debt.

Income (Loss) from Discontinued Operations, Net of Taxes

Income (Loss) from discontinued operations, net of taxes increased $24,171 (112.9 percent) to income of $2,757 from a loss of $21,414 in 2007. Income during 2008 consists of two pre-Nigeria sale insurance claim recoveries totaling $3,004 for events of loss we suffered prior to the sale of our Nigeria operations. Additionally, we have recognized $1,543 of additional cumulative gain on the sale of Nigeria assets and operations in 2008. The additional gain is the result of an aggregate amount of $19,759 of letters of credit expiring, for which the fair value of $1,543 of the letters of credit was reserved against the gain at the sale date. The income from the insurance recovery and additional gain on sale are partially offset by the net expenses of the TSA. The loss incurred during the same period in 2007 was primarily from 38 days of Nigeria operations prior to its sale on February 7, 2007 and the government fine of $10,300 related to profit disgorgement recognized during the third quarter of 2007. In 2008, cash provided by operating activities of Discontinued Operations increased $1,554 (94.1 percent) to cash provided of $3,205 from $1,651 during the same period in 2007.

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Contract Revenue

Contract revenue increased $404,432 (74.4 percent) to $947,691 from $543,259 due to increases across all segments. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
	2007	2006	Increase	Percent Change

Upstream Oil & Gas	$744,308	$424,317	$319,991	75.4%
Downstream Oil & Gas	23,821	N/A	23,821	100.0%
Engineering	179,562	118,942	60,620	51.0%
Total	$947,691	$543,259	$404,432	74.4%

Upstream Oil & Gas revenue increased $319,991 (75.4 percent) to $744,308 from $424,317 in 2006. The increase in revenue is primarily a result of increased 2007 business activity in the United States of $211,042, of which $210,375, or approximately 99 percent, was attributable to three major projects that started in 2007 along with an increase in facility work of $39,025 offset by decreases of $40,363 related to projects that completed in 2006 or early 2007. Canadian revenue increased $87,925 in 2007 due to an increase of $50,163 for major projects, an increase of $17,624 for a pipeline construction project attributable to the Midwest acquisition made during the third quarter of 2007 and an increase of $16,798 for fabrication and field services. Oman revenue increased $21,024 in 2007 which is primarily attributable to an increase in oilfield construction services.

Downstream Oil & Gas revenue increased $23,821 as a result of revenues earned in the 41 day period from November 20, 2007 through December 31, 2007 subsequent to the acquisition of InServ.

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

Operating Income

Segment operating income increased $42,939 (356.9 percent) to $30,908 from an operating loss of $12,031 in 2006. A year-to-year comparison of operating income is as follows:

	Year Ended December 31,
	2007(1)	Operating Margin %	2006	Operating Margin %	Increase	Percent Change

Upstream Oil & Gas	$21,875	2.9%	$(15,481)	(3.6)%	$37,356	241.3%
Downstream Oil & Gas	670	2.8%	N/A	N/A	670	100.0%
Engineering	8,363	4.7%	3,450	2.9%	4,913	142.4%
Total	$30,908	3.3%	$(12,031)	(2.2)%	$42,939	356.9%

(1)
This table does not reflect government fines of $22,000 in 2007 which is included in consolidated operating results. Government fines were characterized as a Corporate expense and are not allocated to the reporting segments.

Upstream Oil & Gas operating income increased $37,356 (241.3 percent) to $21,875 from an operating loss of $15,481 in 2006. The increase in operating income was a result of previously discussed revenue increases with increasing margins for the segment. Higher margins in the United States were partially offset by lower margins in Canada, while margins in Oman were consistent with the prior year. Also impacting operating income year over year was an increase for depreciation expense, reflecting additional capital investment in heavy equipment towards the end of 2006 and throughout 2007 and an increase in G&A necessary to support the increased level of business activity for the segment.

Downstream Oil & Gas operating income increased $670. The operating income was a result of 41 days of operating results of InServ subsequent to its acquisition in November 2007. These results include a charge of $794 for the amortization of intangibles acquired.

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

Other, net income (expense) decreased $4,046 (711.1 percent) to an expense of $3,477 from income of $569 in 2006. The decrease in other, net is primarily a result of $1,071 related to the settlement of a vendor lawsuit that originated in 2003, $997 of registration delay payments associated with the registration rights agreement for the 6.5% Senior Convertible Notes, $750 of commitment fees related to a potential term loan that was not executed, and an increase in foreign exchange losses of $532.

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

LIQUIDITY AND CAPITAL RESOURCES

Our objective in financing our business is to maintain the financial flexibility to meet the material, equipment and personnel needs to support our project commitments as well as the ability to pursue our expansion and diversification objectives. As of December 31, 2008, we had liquidity of $257,864 comprised of $207,864 in cash and $50,000 unutilized borrowing capacity under our 2007 Credit Facility. We anticipate that future cash flows from operations will be sufficient to fund our working capital and capital expenditures needs during 2009. During the twelve months ended December 31, 2008, we used cash in a variety of ways including working capital and capital expenditures.

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

2007 Credit Facility

Concurrent with our public offering and the InServ acquisition we replaced our synthetic credit facility with a $150,000 senior secured revolving credit facility (“2007 Credit Facility”) that can be increased to $200,000 with approval of the administrative agent. We do not anticipate requesting this increase in 2009. The entire facility is available for performance letters of credit and 33 percent of the facility will be available for cash borrowings and financial letters of credit. See Item 8. “Financial Statements and Supplementary Data”, Note 9 – Long-term Debt for further discussion of the 2007 Credit Facility.

Cash Flows

Cash flows provided by (used in) continuing operations by type of activity were as follows for the twelve months ended December 31, 2008 and 2007:

	2008	2007

Operating activities	$186,959	$(19,463)
Investing activities	(11,725)	(150,601)
Financing activities	(58,460)	221,359

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

Operating Activities

Operating activities of continuing operations provided $186,959 of cash in the twelve months ended December 31, 2008 compared to a use of $19,463 in the twelve months ended December 31, 2007. Cash provided by operating activities increased $206,422 primarily due to:

•
cash provided by net earnings, adjusted for non-cash charges of $37,781, and an increase in cash flow from the change in working capital accounts of $97,361, primarily attributable to the decrease in accounts receivable, prepaid expenses and other assets.  The increase in these working capital accounts is directly related to the increased revenue and project activity in 2008;

•	partially offset by an increase in the cash consumed by continuing operations of $71,280.

Investing Activities

Investing activities of continuing operations used $11,725 of cash in the twelve months ended December 31, 2008 compared to a use of $150,601 in the twelve months ended December 31, 2007. Cash flows used in investing activities decreased $138,876 primarily due to:

•	the acquisitions of InServ and Midwest for the twelve months ended December 31, 2007 in the United States and Canada, which used $232,670 of cash compared with no acquisitions in 2008;

•	an increase in proceeds from the sale of purchases of property, plant, and equipment of $18,617, primarily due to our disposition of one of our fabrication facilities in Canada during 2008;

•	offset by a decrease in cash proceeds of $105,568 related to the sale of our Nigeria-based assets and operations in 2007.

Financing Activities

Financing activities of continuing operations used $58,460 of cash in the twelve months ended December 31, 2008 compared to $221,359 provided in the twelve months ended December 31, 2007. Significant transactions impacting cash flows from financing activities included:

•	$253,707 of cash provided by the public offering of common shares in 2007 compared with none during 2008, partially offset by:

•	$12,575 of cash used to pay government fines as compared to $0 in 2007; and

•	cash used in payments on capital leases of $31,402, inclusive of $18,374 of capital lease buy-outs completed in 2008, as compared to $9,540 during 2007.

Capital Requirements

During 2008, $186,959 of cash was provided by our continuing operations activities. Our capital budget for 2008 was approximately $63,000. Capital expenditures by segment amounted to $38,266 spent by Upstream Oil & Gas, $3,613 for Downstream Oil & Gas, $225 for Engineering and $10,944 by Corporate, for a total of $53,048, approximately $10,000 less than budget. Of this surplus approximately $7,400 has been deferred to 2009 and the remaining $2,600 has been postponed indefinitely as we continue to adjust to the current economic environment.

We believe that our improved financial results combined with our financial flexibility and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:

•	providing working capital for projects in process and those scheduled to begin;

•
funding of our 2009 capital budget of approximately $38,300; inclusive of $7,400 of carry-forward from 2008 and $15,100 of contingent expenditures that can be triggered based on selective events occurring;

•	pursuing additional acquisitions that will allow us to expand our service offering; and

•	making installment payments to the government related to fines and profit disgorgement.

We believe that we will be able to support our ongoing working capital needs through our cash on hand, our future operating cash flows and the availability of cash borrowing under the 2007 Credit Facility, although we may be required to access the capital markets in the event we complete any significant acquisitions.

Contractual Obligations

As of December 31, 2008, we had $91,407 of outstanding debt related to the convertible notes. In addition, in 2008 and 2007, we entered into various capital leases of construction equipment and property with a value of $66,317.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Convertible notes	$91,407	$-	$91,407	$-	-
Capital lease obligations	39,064	11,304	18,135	9,625	-
Operating lease obligations	14,294	8,090	5,915	289	-
Uncertain Tax Liabilities	6,232	-	-	-	-
Total	$150,997	$19,394	$115,457	$9,914	$-

At December 31, 2008 we had uncertain tax positions which ultimately could result in a tax payment. As the amount of the ultimate tax payment is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

As of December 31, 2008, there were no borrowings under the 2007 Credit Facility and there were $8,010 in outstanding letters of credit consisting of $7,887 issued for projects in continuing operations and $123 issued for projects related to discontinued operations.

We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6,656 at December 31, 2008. There were no outstanding borrowings at December 31, 2008 or 2007.

Off-Balance Sheet Arrangements and Commercial Commitments

From time to time, we enter into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with our customers may require us to provide letters of credit or surety bonds with regard to our performance of contracted services. In such cases, the commitments can be called upon in the event of our failure to perform contracted services. Likewise, contracts may allow us to issue letters of credit or surety bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period.

The letters of credit represent the maximum amount of payments we could be required to make if these letters of credit are drawn upon. Additionally, we issue surety bonds customarily required by commercial terms on construction projects. U.S. surety bonds represent the bond penalty amount of future payments we could be required to make if we fail to perform our obligations under such contracts. The surety bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. Our maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2008, no liability has been recognized for letters of credit or surety bonds, other than $13 recorded as the fair value of the letters of credit outstanding for the Nigeria operations.

A summary of our off-balance sheet commercial commitments for both continuing and Discontinued Operations as of December 31, 2008 is as follows:

	Expiration Per Period
	Total Commitment	Less than 1 year	1-2 Years	More Than 2 Years
Letters of credit:
U.S. – performance	$7,887	$7,887	$-	$-
Canada – performance	23	23	-	-
Other – performance and retention	110	110	-	-
Nigeria projects – performance (discontinued)	123	123	-	-
Total letters of credit	8,143	8,143	-	-
U.S. surety bonds – primarily performance	456,631	456,619	1	11
Total commercial commitments	$464,774	$464,762	$1	$11

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 141-R - In December 2007, the FASB released Statements of Financial Accounting Standards No. 141-R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which are business combinations in the year ending December 31, 2009 for the Company. Early adoption is prohibited. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest and the goodwill acquired. Additionally, transaction costs that are currently capitalized under current accounting guidance will be required to be expensed as incurred under SFAS No. 141R. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will impact the Company if it is a party to a business combination after the pronouncement is adopted.

SFAS No. 157 - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, we adopted the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. The adoption of this accounting pronouncement did not result in a material impact to the consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which removes certain leasing transactions from the scope of SFAS No. 157, and FSP Financial Accounting Standard 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The adoption of SFAS No. 157 has not had a material impact on our consolidated financial statements.

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

SFAS No. 160 - In December 2007, the FASB released Statements of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of non-controlling owners and the interest of the parent.  The adoption of this standard will impact the Company’s presentation of minority interest in Oman. As of December 31, 2008, minority interest is included in accounts payable and accrued liabilities. See Note 7 - Accounts Payable and Accrued Liabilities. The minority participants’ share of the net income of those subsidiaries is included in contract costs. Upon adoption, the non-controlling interest will be recognized in equity on the Consolidated Balance Sheet and the minority participants’ share of the net income will be presented on the face of the Consolidated Statement of Operations.

FSP No. APB 14-1 - In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements.

FSP No. FAS 142-3 - In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of the FSP to have a material impact on its consolidated financial statements.

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

Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency; we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2008 and 2007.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2008 due to the generally short maturities of these items. At December 31, 2008, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Our exposure to market risk for changes in interest rates relates primarily to our borrowings under the 2007 Credit Facility. At December 31, 2008, there were no borrowings under the 2007 Credit Facility subject to variable interest rates.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements of Willbros Group, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firms	58

Consolidated Balance Sheets as of December 31, 2008 and 2007	61

Consolidated Statements of Operations for the years ended
December 31, 2008, 2007 and 2006	62

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for
the years ended December 31, 2008, 2007 and 2006	63

Consolidated Statements of Cash Flows for the years ended
December 31, 2008, 2007 and 2006	65

Notes to Consolidated Financial Statements for the years ended
December 31, 2008, 2007 and 2006	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Willbros Group, Inc.

We have audited the accompanying balance sheets of Willbros Group, Inc. (a Panama corporation) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willbros Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Willbros Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2006 of Willbros Group, Inc. in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to retrospectively apply the change in presentation of Depreciation as indicated in Note 1 and the change in reportable segments reported in Note 14 to the consolidated financial statements for the year 2006.  In our opinion, such adjustments are appropriate and have been properly applied.

/s/ GLO CPAs, LLLP

Houston, Texas
March 12, 2007, except for the change in presentation of Depreciation and Note 14, which is as of February 21, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Willbros Group, Inc.

We have audited Willbros Group, Inc.’s (a Panama Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willbros Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on Willbros Group Inc.s’ internal control over financial reporting based on our audit.

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

In our opinion, Willbros Group, Inc. has maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willbros Group, Inc’s consolidated balance sheets as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
February 25, 2009

WILLBROS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$207,864	$92,886
Accounts receivable, net	189,968	251,746
Contract cost and recognized income not yet billed	64,499	49,233
Prepaid expenses	13,427	7,555
Parts and supplies inventories	3,367	2,902
Assets of discontinued operations	2,686	3,211
Total current assets	481,811	407,533
Property, plant and equipment, net	149,988	159,766
Goodwill	80,365	143,241
Other intangible assets, net	39,786	50,206
Deferred tax assets	30,104	7,769
Other assets	6,191	10,898
Total assets	$788,245	$779,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$9,688	$12,132
Notes payable and current portion of other long term debt	1,090	1,040
Current portion of government obligations	6,575	8,075
Accounts payable and accrued liabilities	156,335	156,342
Contract billings in excess of cost and recognized income	18,289	22,868
Accrued income taxes	5,089	4,750
Liabilities of discontinued operations	609	978
Total current liabilities	197,675	206,185
2.75% convertible senior notes	59,357	68,000
6.5% senior convertible notes	32,050	32,050
Capital lease obligations	25,186	39,090
Other long-term debt	-	34
Long-term portion of government obligations	13,150	24,225
Long-term liabilities for unrecognized tax benefits	6,232	6,612
Deferred tax liabilities	14,703	6,879
Other liabilities	237	237
Total liabilities	348,590	383,312

Contingencies and commitments (Note 15)

Stockholders’ equity:
Class A preferred stock, par value $.01 per share,
1,000,000 shares authorized, none issued	-	-
Common stock, par value $.05 per share, 70,000,000 shares
authorized (70,000,000 at December 31, 2007) and 39,574,220
shares issued at December 31, 2008 (38,276,545 at
December 31, 2007)	1,978	1,913
Capital in excess of par value	579,577	556,223
Accumulated deficit	(129,449)	(175,936)
Treasury stock at cost, 387,719 shares at December 31, 2008
(222,839 at December 31, 2007)	(8,015)	(3,298)
Accumulated other comprehensive income	(4,436)	17,199
Total stockholders’ equity	439,655	396,101
Total liabilities and stockholders’ equity	$788,245	$779,413

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Contract revenue	$1,912,704	$947,691	$543,259

Operating expenses:
Contract	1,651,822	847,918	497,236
Amortization of intangibles	10,420	794	-
General and administrative	120,031	68,071	58,054
Goodwill impairment	62,295	-	-
Government fines	-	22,000	-
	1,844,568	938,783	555,290
Operating income (loss)	68,136	8,908	(12,031)

Other income (expense):
Interest income	3,547	5,555	1,803
Interest expense	(9,894)	(8,658)	(10,068)
Other, net	7,883	(3,477)	569
Loss on early extinguishment of debt	-	(15,375)	-
	1,536	(21,955)	(7,696)
Income (Loss) from continuing operations
before income taxes	69,672	(13,047)	(19,727)

Provision for income taxes	25,942	14,503	2,308
Net income (loss) from continuing operations	43,730	(27,550)	(22,035)
Income (Loss) from discontinued operations
net of provision for income taxes	2,757	(21,414)	(83,402)
Net income (loss)	$46,487	$(48,964)	$(105,437)

Basic income (loss) per common share:
Income (Loss) from continuing operations	$1.14	$(0.94)	$(0.98)
Income (Loss) from discontinued operations	0.07	(0.73)	(3.72)
Net income (loss)	$1.21	$(1.67)	$(4.70)

Diluted income (loss) per common share:
Income (Loss) from continuing operations	$1.11	$(0.94)	$(0.98)
Income (Loss) from discontinued operations	0.06	(0.73)	(3.72)
Net Income (Loss)	$1.17	$(1.67)	$(4.70)

Weighted average number of common
shares outstanding:
Basic	38,269,248	29,258,946	22,440,742
Diluted	43,735,959	29,258,946	22,440,742

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Common Stock		Capital in Excess of	Accumulated	Treasury	Deferred	Notes Receivable Stock	Accumulated Other Comprehen-sive Income		Total Stockholders’
	Shares	Par Value	Par Value	Deficit	Stock	Compensation	Purchases	(Loss)		Equity
Balance, December 31, 2005	21,649,475	$1,082	$161,596	$(15,166)	$(1,163)	$(3,720)	$(231)	$2,836		$145,234
Comprehensive income (loss):
Net loss	-	-	-	(105,437)	-	-	-	-		(105,437)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(476)		(476)
Total comprehensive loss										(105,913)
Deferred compensation	-	-	3,520	-	-	3,720	-	-		7,240
Amortization of note discount	-	-	-	-	-	-	(12)	-		(12)
Stock received for note	-	-	-	-	(243)	-	243	-		-
Restricted stock grants	168,116	8	(8)	-	-	-	-	-		-
Vesting restricted stock rights	12,125	1	(1)	-	-	-	-	-		-
Additions to treasury stock, vesting restricted stock	-	-	-	-	(748)	-	-	-		(748)
Exercise of stock options	296,520	15	3,367	-	-	-	-	-		3,382
Private placement of common stock	3,722,360	186	45,139	-	-	-	-	-		45,325
Issuance of common stock warrants	-	-	3,423	-	-	-	-	-		3,423
Balance, December 31, 2006	25,848,596	1,292	217,036	(120,603)	(2,154)	-	-	2,360		97,931
Cumulative effect of adoption of FIN 48	-	-	-	(6,369)	-	-	-	-		(6,369)
Balance, December 31, 2006, as adjusted	25,848,596	1,292	217,036	(126,972)	(2,154)	-	-	2,360		91,562
Comprehensive income (loss):
Net loss	-	-	-	(48,964)	-	-	-	-		(48,964)
Realization of loss on sale of Nigeria assets and operations	-	-	-	-	-	-	-	3,773	(1)	3,773
Foreign currency translation adjustments	-	-	-	-	-	-	-	11,066		11,066
Total comprehensive loss										(34,125)
Deferred compensation	-	-	4,087	-	-	-	-	-		4,087
Restricted stock grants	384,077	19	(19)	-	-	-	-	-		-
Vesting restricted stock rights	12,916	1	(1)	-	-	-	-	-		-
Additions to treasury stock, vesting restricted stock	-	-	-	-	(1,144)	-	-	-		(1,144)
Exercise of stock options	375,500	19	4,668	-	-	-	-	-		4,687
Public offering of common stock	7,906,250	395	253,312	-	-	-	-	-		253,707
Stock issued on conversion of 6.5% senior convertible notes	2,987,582	149	52,301	-	-	-	-	-		52,450

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Common Stock		Capital in Excess of		Accumulated	Treasury	Deferred	Notes Receivable Stock	Accumulated Other Comprehen-sive Income	Total Stockholders’
	Shares	Par Value	Par Value		Deficit	Stock	Compensation	Purchases	(Loss)	Equity
Stock issued on conversion of 2.75% senior convertible notes	102,720	5	1,995		-	-	-	-	-	2,000
Exercise of stock warrants	21,429	1	407		-	-	-	-	-	408
Stock issued in connection with acquisition of Inserv	637,475	32	22,468		-	-	-	-	-	22,500
Additional cost of private placement	-	-	(31	)(2)	-	-	-	-	-	(31)
Balance, December 31, 2007	38,276,545	1,913	556,223		(175,936)	(3,298)	-	-	17,199	396,101
Comprehensive income:
Net Income	-	-	-		46,487	-	-	-	-	46,487
Foreign currency translation adjustment	-	-	-		-	-	-	-	(21,635)	(21,635)
Total comprehensive income	-	-	-		-	-	-	-	-	24,852
Deferred compensation expense	-	-	11,652		-	-	-	-	-	11,652
Excess tax benefit from restricted stock	-	-	2,691		-	-	-	-	-	2,691
Deferred restricted stock rights issuance	225,000	11	(11)		-	-	-	-	-	-
Restricted stock grants	552,159	28	(28)		-	-	-	-	-	-
Vesting of restricted stock rights	23,603	1	(1)		-	-	-	-	-	-
Additions to treasury stock, vesting and forfeitures of restricted stock	-	-	-		-	(4,717)	-	-	-	(4,717)
Exercise of stock options	53,000	3	681		-	-	-	-	-	684
Additional costs of public offering	-	-	(251)		-	-	-	-	-	(251)
Stock issued on conversion of 2.75% convertible senior notes	443,913	22	8,621		-	-	-	-	-	8,643
Balance, December 31, 2008	39,574,220	$1,978	$579,577		$(129,449)	$(8,015)	$-	$-	$(4,436)	$439,655

(1) Realization of previously recorded foreign currency translation adjustments associated with the Company’s Nigeria assets and operations.
(2) Private placement completed October 26, 2006.

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$46,487	$(48,964)	$(105,437)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Government fines	-	22,000	-
(Income) loss from discontinued operations	(2,757)	21,414	83,402
Depreciation and amortization	44,903	20,675	12,430
Goodwill Impairment	62,295	-	-
Amortization of debt issue costs	1,518	3,343	2,319
Amortization of deferred compensation	11,652	4,087	7,240
Amortization of discount on notes receivable for stock purchases	-	-	(12)
Loss on early extinguishment of debt	-	15,375	-
Gain on sales of property, plant and equipment	(7,081)	(835)	(3,914)
Provision for bad debts	2,403	387	517
Deferred income tax provision	(9,546)	535	(895)
Excess tax benefit	(2,691)	-	-
Equity in joint ventures	(105)	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	48,291	(58,186)	(54,101)
Contract cost and recognized income not yet billed	(19,571)	(20,446)	(3,439)
Prepaid expenses	6,244	21,982	5,052
Parts and supplies inventories	(641)	(634)	603
Other assets	2,084	(2,174)	(3,123)
Accounts payable and accrued liabilities	7,091	1,206	39,117
Accrued income taxes	520	525	1,210
Long-term liability for unrecognized tax benefits	90	350	-
Contract billings in excess of cost and recognized income	(4,227)	(103)	13,602
Cash provided by (used in) operating activities of continuing operations	186,959	(19,463)	(5,429)
Cash provided by (used in) operating activities of discontinued operations	3,205	1,651	(97,923)
Cash provided by (used in) operating activities	190,164	(17,812)	(103,352)
Cash flows from investing activities:
Proceeds from the sale of discontinued operations, net	-	105,568	48,514
Proceeds from sales of property, plant and equipment	21,212	2,595	3,663
Rebates from purchases of property, plant and equipment	1,915	-	-
Purchases of property, plant and equipment	(35,185)	(26,094)	(11,373)
Acquisition of subsidiaries	333	(232,670)	-
Cash provided by (used in) investing activities of continuing operations	(11,725)	(150,601)	40,804
Cash used in investing activities of discontinued operations	-	-	(7,431)
Cash provided by (used in) investing activities	(11,725)	(150,601)	33,373
Cash flows from financing activities:
Proceeds from public offering of common stock, net	(251)	253,707	-
Proceeds from private placement of equity	-	(31)	48,748
Proceeds from exercise of stock options	684	4,687	3,382
Proceeds from issuance of 6.5% senior convertible notes	-	-	19,500

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006

Proceeds from exercise of warrants	-	408	-
Payments on early extinguishment of debt	-	(12,993)	-
Deferred compensation tax benefit	2,691	-	-
Repayments of notes payable	(12,724)	(11,309)	(12,135)
Costs of debt issues	(166)	(2,426)	(6,306)
Acquisition of treasury stock	(4,717)	(1,144)	(748)
Payments on government fines	(12,575)	-	-
Payments on capital leases	(31,402)	(9,540)	(891)
Cash provided by (used in) financing activities of continuing operations	(58,460)	221,359	51,550
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Cash provided by (used in) financing activities	(58,460)	221,359	51,550
Effect of exchange rate changes on cash and cash equivalents	(5,001)	2,297	139
Cash provided by (used in) all activities	114,978	55,243	(18,290)
Cash and cash equivalents, beginning of period	92,886	37,643	55,933
Cash and cash equivalents, end of period	$207,864	$92,886	$37,643

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$8,355	$7,717	$7,590
Cash paid for income taxes (including discontinued operations)	$40,271	$10,368	$11,782

Supplemental non-cash investing and financing transactions:
Equipment and property obtained by capital leases	$17,863	$48,454	$12,108
Deferred government obligation payments (including discontinued operations)	$-	$32,300	$-
Common stock issued for conversion of 2.75% convertible senior notes	$8,643	$-	$-
Deposit applied to capital lease obligation	$1,432	$-	$-
Restricted stock issued associated with InServ acquisition	$-	$22,500	$-
Prepaid insurance obtained by note payable (including discontinued operations)	$12,754	$11,218	$10,620
Receivable obtained from sale of discontinued operations	$-	$-	$3,300
Settlement of officer note receivable for stock	$-	$-	$243

See accompanying notes to consolidated financial statements.

1.	Summary of Significant Accounting Policies

Company – Willbros Group, Inc. (“WGI”), a Republic of Panama corporation, and all of its majority-owned subsidiaries (the “Company”) is an independent international contractor serving the oil, gas, and power industries; governmental entities; and the refinery and petrochemical industries.  The Company’s principal markets for continuing operations are the United States, Canada and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients.  Contract values may range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than a year.

The disclosures in the notes to the consolidated financial statements relate to continuing operations, except as otherwise indicated.

Basis of Presentation

Discontinuance of Operations and Asset Disposals – During 2006, the Company chose to exit the following businesses: Nigeria, Venezuela, and the TXP-4 Plant (collectively the “Discontinued Operations”), and accordingly these businesses are presented as discontinued operations in the preceding consolidated financial statements. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as Income (Loss) from discontinued operations net of provision for income taxes” for all periods shown. For further discussion of Discontinued Operations, see Note 17 – Discontinuance of Operations, Asset Disposals and Transition Services Agreement.

Cash and cash equivalents – As of December 31, 2007, the Company had $2,575 of cash and cash equivalents committed to fund an escrow account related to the settlement in principle with the SEC. This escrow account was funded by the Company in January 2008.  This escrow account was closed in November of 2008 when the Company made its scheduled payments to the SEC and DOJ. See Note 8 – Government Obligations.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of WGI, all of its majority-owned subsidiaries and all of its wholly-controlled entities. Inter-company accounts and transactions are eliminated in consolidation. The ownership interest of minority participants in subsidiaries that are not wholly-owned (principally in Oman) is included in accounts payable and accrued liabilities and is not material. The minority participants’ share of the net income of those subsidiaries is included in contract costs. Interests in the Company’s unconsolidated joint ventures are accounted for using the equity method in the Consolidated Balance Sheets.

Use of Estimates – The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include certain estimates and assumptions made by management of the Company in the preparation of the consolidated financial statements. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Significant items subject to such estimates and assumptions include revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress; tax accruals and certain other accrued liabilities; quantification of amounts recorded for contingencies; valuation allowances for accounts receivable and deferred income tax assets and liabilities; and the carrying amount of parts and supplies, property, plant and equipment and goodwill.  The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from these estimates.

Commitments and Contingencies – Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of realization, are separately recorded as assets in other assets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred.  See Note 15 – Contingencies, Commitments and Other Circumstances for further discussion of the Company’s commitments and contingencies.

1.	Summary of Significant Accounting Policies (continued)

Accounts Receivable – Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customers and prior collection history. Balances over 90 days past due and over a specified minimum amount are reviewed individually for collectability. Account balances are charged off against the allowance after all reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

Inventories – Inventories, consisting primarily of parts and supplies, are stated at the lower of actual cost or market.  Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence.  No excess or obsolescence allowances existed at December 31, 2008 or 2007.

Property, Plant and Equipment – Property, plant and equipment is stated at cost. Depreciation, including amortization of capital leases, is provided on the straight-line method using estimated lives as follows:

Construction equipment	4-6 years

Marine equipment	10 years

Transportation equipment	3-4 years

Buildings	20 years

Furniture and equipment	3-10 years

Assets held under capital leases and leasehold improvements are amortized on a straight-line basis. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in other, net in the Consolidated Statements of Operations for the period. Normal repair and maintenance costs are charged to expense as incurred.  Significant renewals and betterments are capitalized. Long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the fair value of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets – The Company applies the Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statements of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires the use of the purchase accounting method for business combinations and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 stipulates a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives. It also requires at least an annual impairment test by applying a fair-value-based test. Intangible assets with finite lives continue to be amortized over their useful lives. The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.

Goodwill - Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company performs an annual test for impairment during the fourth quarter of each fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. The Company performs its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of its businesses versus their book values. When a possible impairment for an operating segment is indicated, the implied fair value of goodwill is tested by comparing the carrying amount of net assets of the operating segment excluding goodwill to the total fair value. When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. Sustained adverse conditions in the equity market, which negatively impacted market capitalization of almost all public companies, including our own, led to a goodwill impairment charge totaling $62,295 for our Downstream Oil & Gas segment. This is in turn regarded as an indicator of an adverse change in the business climate. The company will continue to monitor the carrying value of its goodwill.  The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model.  Due to the many variables inherent in the estimation of a business’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

1.	Summary of Significant Accounting Policies (continued)

Other intangible assets – The Company does not have any other intangible assets with indefinite useful lives. The Company does have other intangible assets with finite lives. These other intangible assets consist of customer relationships and backlog recorded in connection with the acquisition of InServ in November 2007. The value of existing customer relationships was recorded at the estimated fair value determined by using a discounted cash flow method.  Such acquired customer relationships have a finite useful life and will therefore be amortized over the estimated useful life of the relationships. Additionally, the Company was able to assign value to backlog purchased in the acquisition. The existing backlog at the time of the acquisition was recorded at its fair value and is being amortized over the useful life of the contracts. See Note 6 – Goodwill and Other Intangibles Assets.

Revenue – A number of factors relating to the Company’s business affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and materials, fixed-price or cost plus fixed fee. The Company believes that its operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized. Revenue from unit-price and time and materials contracts is recognized as earned.

Revenue for fixed-price and cost plus fixed fee contracts is recognized using the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project's completion and thus the timing of revenue recognition. Certain fixed-price and cost plus fixed fee contracts include, or are amended to include, incentive bonus amounts, contingent on the Company accomplishing a stated milestone. Revenue attributable to incentive bonus amounts is recognized when the risk and uncertainty surrounding the achievement of the milestone have been removed. The Company does not recognize income on a fixed-price contract until the contract is approximately five to ten percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

The Company considers unapproved change orders to be contract variations on which the Company has customer approval for scope change, but not for price associated with that scope change.  Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. The Company recognizes revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and the estimated amount is equal to or greater than the Company’s cost related to the unapproved change order.  Revenue recognized on unapproved change orders is included in contract costs and recognized income not yet billed on the balance sheet. Revenue recognized on unapproved change orders is subject to adjustment in subsequent periods to reflect the changes in estimates or final agreements with customers.

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

1.	Summary of Significant Accounting Policies (continued)

Depreciation –The Company depreciates assets based on their estimated useful lives at the time of acquisition using the straight-line method.  Effective for the fiscal year ended December 31, 2007, depreciation and amortization related to operating activities is included in contract costs; and depreciation and amortization related to general and administrative activities is included in general and administrative (“G&A”) expense in the Consolidated Statements of Operations. Contract costs and G&A expenses are included within operating expenses in the Consolidated Statements of Operations. The Company has previously reported depreciation and amortization as a separate line item in the Consolidated Statements of Operations.  This change in presentation was made to bring the Company’s presentation of financial results in line with its peers and provide greater comparability of its results within the industry.  This change in presentation had no impact on current or historical reported profitability.

Income Taxes – The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.  The provision or benefit for income taxes and the annual effective tax rate are impacted by income taxes in certain countries (in Discontinued Operations) being computed based on a deemed profit rather than on taxable income and tax holidays on certain international projects.  The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”) on January 1, 2007.  FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. income tax examination by tax authorities for years before 2004 and no longer subject to Canadian income tax for years before 2001 or in Oman for years before 2006.

Retirement Plans and Benefits – The Company has a voluntary defined contribution retirement plan for U.S. based employees that is qualified, and is contributory on the part of the employees, and a voluntary savings plan for certain international employees that is non-qualified, and is contributory on the part of the employees.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective application method. Under this method, compensation cost resulting from all share-based payment transactions is recognized in the financial statements.  This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period.  The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date.  Share-based compensation related to restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), is recorded based on the Company’s stock price as of the grant date.  Awards granted are expensed ratably over the vesting period of the award, unless retirement age is reached in which case the expense is accelerated.

Foreign Currency Translation – All significant monetary asset and liability accounts denominated in currencies other than United States dollars are translated into United States dollars at current exchange rates.  Translation adjustments are accumulated in other comprehensive income (loss). Non-monetary assets and liabilities in highly inflationary economies are translated into United States dollars at historical exchange rates. Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded in income in the period in which they are incurred.

Concentration of Credit Risk – The Company has a concentration of customers in the oil, gas, power and refinery industries which expose the Company to a concentration of credit risk within a single industry.

1.	Summary of Significant Accounting Policies (continued)

The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. The allowance for doubtful accounts was $1,551 and $1,108 at December 31, 2008 and 2007, respectively. As of December 31, 2008, $51,844 of our cash and cash equivalents (24.9 percent) were in federally insured bank accounts.

Fair Value of Financial Instruments – The carrying value of financial instruments does not materially differ from fair value.

Income (Loss) per Common Share – Basic income (loss) per share is calculated by dividing net income (loss), less any preferred dividend requirements, by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is calculated by including the weighted-average number of all potentially dilutive common shares with the weighted-average number of common shares outstanding. Shares of common stock underlying the Company’s convertible notes are included in the calculation of diluted income per share using the “if-converted” method. Therefore, the numerator for diluted income per share is calculated excluding the after-tax interest expense associated with the convertible notes since these notes are treated as if converted into common stock.

Derivative Financial Instruments – The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expense in the same currency. The Company had no derivative financial instruments as of December 31, 2008 or 2007.

Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Cash Flows from Investing Activities – The proceeds from sale of discontinued operations for the year ended December 31, 2006 includes $16,532 of non-refundable payments to be applied to the sale of Nigeria assets and operations.

Recently Issued Accounting Standards – SFAS No. 141-R - In December 2007, the Financial Accounting Standards Board (“FASB”) released Statements of Financial Accounting Standards No. 141-R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which are business combinations in the year ending December 31, 2009 for the Company. Early adoption is prohibited. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest and the goodwill acquired. Additionally, transaction costs that are capitalized under current accounting guidance will be required to be expensed as incurred under SFAS No. 141R. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R will impact the Company if it is a party to a business combination after the pronouncement is adopted.

SFAS No. 157 - In September 2006, the FASB issued Statements of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 related to financial assets and liabilities and to non-financial assets and liabilities measured at fair value on a recurring basis. The adoption of this accounting pronouncement did not result in a material impact to the consolidated financial statements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which removes certain leasing transactions from the scope of SFAS No. 157, and FSP Financial Accounting Standard 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Beginning January 1, 2009, the Company will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its consolidated financial statements.

1.	Summary of Significant Accounting Policies (continued)

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

SFAS No. 160 - In December 2007, the FASB released Statements of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”  (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of non-controlling owners and the interest of the parent.  The adoption of this standard will impact the Company’s presentation of minority interest in Oman. As of December 31, 2008, minority interest is included in accounts payable and accrued liabilities.  See Note 7 - Accounts Payable and Accrued Liabilities.  The minority participants’ share of the net income of those subsidiaries is included in contract costs.  Upon adoption, the non-controlling interest will be recognized in equity on the Consolidated Balance Sheet and the minority participants’ share of the net income will be presented on the face of the Consolidated Statement of Operations.

FSP No. APB 14-1 - In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently assessing the impact the adoption of this pronouncement will have on its financial statements.

FSP No. FAS 142-3 - In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is prohibited. The Company does not expect the adoption of the FSP to have a material impact on its consolidated financial statements.

Reclassification – Certain reclassifications have been made to prior year balances to conform to current year presentations.

2.	Acquisitions

Integrated Service Company LLC

Effective November 20, 2007, the Company acquired all the issued and outstanding equity interests of Integrated Service Company LLC (“InServ”), an Oklahoma limited liability company. Headquartered in Tulsa, Oklahoma, InServ is a fully integrated solutions provider of turnaround, maintenance and capital projects for the hydrocarbon processing and petrochemical industries. InServ’s core competencies include: providing turnkey project services through program management and engineering; procurement; and construction (“EPC”) project services; overhauling fluid catalytic cracking units, the main gasoline producing units in refineries, which run continuously for three to five years between shutdowns; overhauling process units, installing refractory, specialty welding and piping projects and erecting or modifying process heaters in the plants; building, modifying or repairing oil storage tanks, typically located at pipeline terminals and refineries; and manufacturing process heaters, heater coils, alloy piping, specialty components and other equipment for installation in oil refineries.

2.	Acquisitions (continued)

In connection with the closing, the Company paid approximately $208,925 in satisfaction of the cash portion of the purchase price, consisting of $202,500, less approximately $1,511 for shareholder loans, which were deemed paid at closing, plus approximately $7,936, representing the estimated working capital adjustment. The working capital adjustment was finalized in 2008 at $6,880. The Company paid additional consideration consisting of 637,475 shares of Willbros Group, Inc. common stock having a value of $22,500. In accordance with the acquisition agreement, these shares: (1) were issued under SEC Rule 506 of Regulation D and are restricted as such; (2) will not be registered; and (3) may not be sold for a period of one year after the closing date of the acquisition, and thereafter may only be sold in accordance with applicable securities laws. A total of $20,000 of the cash portion of the purchase price was placed into escrow for a period of eighteen months and is released from escrow in one-third increments on each of the six-month, twelve-month and eighteen-month anniversaries of the closing date. The escrowed cash secures performance of the sellers’ obligations under the definitive agreement, including working capital adjustments and indemnification obligations for breaches of the sellers’ representations, warranties and covenants included in the definitive agreement. The Company released the six-month and twelve-month escrow payments during 2008.

The total purchase price amount was $233,180 consisting of $231,425 in purchase price and approximately $660 in transaction costs and $1,095 related to post closing adjustments and the settlement of the working capital adjustment. Goodwill related to this transaction will be deductible for tax purposes in the United States.

A summary of the purchase price allocation is as follows:

Current assets	$63,524
Property, plant and equipment	18,498
Goodwill	131,518
Other intangible assets	51,000
Other non-current assets	175
Current liabilities	(31,535)
Net assets acquired	$233,180

InServ Related Party Transaction

In early 2007, InServ retained Growth Capital Partners, L.P., an investment banking firm, to assist InServ with the possible sale of the company. John T. McNabb, II, the Company’s Chairman of the Board of Directors, is the founder and Chairman of the Board of Directors of Growth Capital Partners, which received a customary fee from InServ upon the sale of InServ. Mr. McNabb and Randy R. Harl, the Company’s President and Chief Executive Officer and one of the Company’s directors, served on the InServ Board of Directors from 2005 until September 18, 2007. Messrs. McNabb and Harl resigned from the Board of Directors of InServ prior to the commencement of discussions between the Company and InServ with respect to the possible acquisition of InServ and Mr. McNabb recused himself from providing any further advice to InServ as a principal of Growth Capital Partners. Messrs McNabb and Harl each owned 3,000 shares of InServ, or individually less than 0.4 percent of the outstanding equity interests of InServ. The Company formed a special committee of the Board of Directors, consisting of all of the independent directors other than Mr. McNabb, to consider, evaluate and approve the acquisition of InServ. In addition, the special committee obtained an opinion dated October 30, 2007 from a nationally recognized investment banking and valuation firm that the consideration to be paid by the Company in the proposed acquisition was fair to the Company, from a financial point of view.

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

A summary of the purchase price allocation is as follows:

Current assets	$7,610
Property, plant and equipment	18,258
Goodwill	5,304
Current liabilities	(3,692)
Deferred income tax liability	(3,756)
Net assets acquired	$23,724

3.	Accounts Receivable

Accounts receivable, net as of December 31, 2008 and 2007 is comprised of the following:

	December 31,
	2008	2007

Trade	$153,773	$185,140
Unbilled revenue	22,675	37,871
Contract retention	13,573	26,094
Other receivables	1,498	3,749
Total accounts receivable	191,519	252,854
Less: allowance for doubtful accounts	(1,551)	(1,108)
Total accounts receivable, net	$189,968	$251,746

The Company expects all accounts receivable to be collected within one year. The provision (credit) for bad debts included in G&A expenses in the Consolidated Statements of Operations was $2,403, $387 and $517 for the years ended December 31, 2008, 2007 and 2006, respectively.

4.	Contracts in Progress

Contract cost and recognized income not yet billed on uncompleted contracts arise when recorded revenues for a contract exceed the amounts billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to the lesser of the expected revenue or cost incurred when realization of price approval is probable. Estimating revenues from unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a reduction in revenues may be required to amounts that have been previously recorded.

4.	Contracts in Progress (continued)

Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007

Cost incurred on contracts in progress	$1,576,037	$720,799
Recognized income	180,830	74,228
	1,756,867	795,027
Progress billings and advance payments	(1,710,657)	(768,662)
	$46,210	$26,365

Contract cost and recognized income not yet billed	$64,499	$49,233
Contract billings in excess of cost and recognized income	(18,289)	(22,868)
	$46,210	$26,365

Contract cost and recognized income not yet billed includes $218 and $86 at December 31, 2008 and 2007, respectively, on completed contracts.

5.	Property, Plant and Equipment

Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007

Construction equipment	$146,922	$133,853
Land and buildings	30,413	44,764
Furniture and equipment	37,991	34,475
Transportation equipment	34,984	28,207
Leasehold improvements	14,861	15,634
Aircraft	6,591	-
Marine equipment	142	101
	271,904	257,034
Less: accumulated depreciation	(121,916)	(97,268)
	$149,988	$159,766

6.	Goodwill and Other Intangible Assets

	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated
Balance as of December 31, 2007	$12,818	$130,423	$143,241
Purchase Price Adjustments	(581)	1,095	514
Translation adjustments and other	(1,095)	-	(1,095)
Impairment charge	-	(62,295)	(62,295)
Balance as of December 31, 2008	$11,142	$69,223	$80,365

The Company performs an annual impairment test of goodwill during the fourth quarter each year. Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. Impairment tests are performed at least annually and more often as circumstances require. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating income. The annual impairment test for all segments was performed in the fourth quarter of 2008. In performing the goodwill impairment tests, the Company uses a discounted cash flow approach corroborated by comparative market multiples to determine the fair value of its businesses. After conducting its 2008 test, the Company determined that goodwill at Downstream Oil & Gas was impaired by $62,295. The goodwill impairment charge was primarily driven by sustained adverse conditions in the equity markets, which negatively impacted the market capitalization of almost all public companies, including our own, and is in turn regarded as an indicator of an adverse change in the business climate.

The Company’s other intangible assets as of December 31, 2008 were as follows:

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Amortization Period
Customer relationships	$40,500	$3,631	$36,869	11.0 yrs
Backlog	10,500	7,583	2,917	0.4 yrs
Total amortizable intangible assets	$51,000	$11,214	$39,786

Intangible assets are amortized on a straight-line basis over their estimated remaining useful lives, which range from 0.4 to 11.0 years.

Amortization expense included in operating expense for the years ended December 31, 2008 and 2007 was $10,420 and $794, respectively. Estimated amortization expense for each of the subsequent five years and thereafter is as follows:

Fiscal year:
2009	$6,268
2010	3,352
2011	3,352
2012	3,352
2013	3,352
Thereafter	20,110
Total amortization	$39,786

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Trade accounts payable	$110,353	$125,582
Payroll and payroll liabilities	36,040	21,307
Provision for loss contract costs	-	1,689
Minority interest	1,030	948
Other accrued liabilities	8,912	6,816
	$156,335	$156,342

8.	Government Obligations

Government obligations represent amounts due to government entities, specifically the United States Department of Justice (“DOJ”) and the SEC, in final settlement of the investigations involving violations of the Foreign Corrupt Practices Act (the “FCPA”) and violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In May 2008, the Company reached final agreements with the DOJ and the SEC to settle their investigations. As previously disclosed, the agreements provided for an aggregate payment of $32,300. The Company will pay $22,000 in fines to the DOJ related to the FCPA violations, consisting of $10,000 paid on signing and $4,000 annually for three years thereafter, with no interest due on unpaid amounts. The Company will pay $10,300 to the SEC, consisting of $8,900 of profit disgorgement and $1,400 of pre-judgment interest, payable in four equal installments of $2,575 with the first installment paid on signing and annually for three years thereafter. Post-judgment interest will be payable on the outstanding $7,725.

8.    Government Obligations (continued)

During the twelve months ended December 31, 2008, $12,575 of the aggregate obligation was satisfied, which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of all pre-judgment interest.

The remaining aggregate obligation of $19,725 has been classified on the Consolidated Balance Sheets as $6,575 in “Current portion of government obligations” and $13,150 in “Long-term portion of government obligations.” This division is based on payment terms that provide for three remaining equal installments of $2,575 and $4,000 to the SEC and DOJ, respectively.

9.    Long-term Debt

Long-term debt as of December 31, 2008 and 2007 was as follows:

	December 31,
	2008	2007
2.75% convertible senior notes	$59,357	$68,000
6.5% senior convertible notes	32,050	32,050
Capital lease obligations	34,874	51,222
Other obligations	27	99
2007 Credit Facility	-	-
Total long-term debt	126,308	151,371
Less: current portion	(9,715)	(12,197)
Long-term debt, net	$116,593	$139,174

2007 Credit Facility

On November 20, 2007, the Company entered into a credit agreement (the “Credit Agreement”), among Willbros USA, Inc., a subsidiary of the Company (“WUSA”), as borrower, the Company and certain of its subsidiaries as guarantors (collectively, the “Loan Parties”), and a group of lenders (the “Lenders”) led by Calyon New York Branch (“Calyon”).  The Credit Agreement provides for a three-year senior secured $150,000 revolving credit facility due November 2010 (the “2007 Credit Facility”).  The Company has the option, subject to obtaining commitments from one or more lenders and Calyon’s consent, to increase the size of the 2007 Credit Facility to $200,000 within the first two years of the closing date of the 2007 Credit Facility. The Company does not anticipate requesting this increase in 2009. The Company is able to utilize 100 percent of the 2007 Credit Facility to obtain performance letters of credit and 33.3 percent of the facility for cash advances for general corporate purposes and financial letters of credit. The 2007 Credit Facility is secured by substantially all of the assets of the Loan Parties, as well as a pledge of 100 percent of the equity interests of WUSA and each of the Company’s other material subsidiaries.

Fees payable under the 2007 Credit Facility include: (1) an excess facility fee at a rate per annum equal to 0.50 percent of the unused 2007 Credit Facility capacity, payable quarterly in arrears; (2) a commission on the face amount of all outstanding performance letters of credit equal to the applicable margin then in effect for performance letters of credit, payable quarterly in arrears; (3) a commission on the face amount of all outstanding financial letters of credit equal to the applicable LIBOR margin then in effect, payable quarterly in arrears; and (4) a letter of credit fee equal to 0.125 percent per annum of aggregate commitments. Interest on any cash borrowings is payable quarterly in arrears at a floating rate based on the base rate (as defined in the Credit Agreement) or, at the Company’s option, at a rate equal to the one-, two-, three-, or six-month Eurodollar rate (LIBOR) plus, in each case, an applicable margin as determined using a performance-based grid described in the Credit Agreement. The Credit Agreement includes customary affirmative and negative covenants, including: certain financial covenants described below; limitations on capital expenditures triggered by liquidity levels lower than $35,000; limitations on foreign cash investments, total indebtedness, and liens; and limitations on certain asset sales and dispositions as well as certain acquisitions and asset purchases.

9.    Long-term Debt (continued)

A default under the Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Agreement, a failure to make payments when due under the Credit Agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings. A default under the Credit Agreement would permit Calyon and the lenders to restrict the Company’s ability to further access the 2007 Credit Facility for cash advances or letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations.  Unamortized debt issue costs associated with the creation of the 2007 Credit Facility total $960 and $1,302 and are included in other assets at December 31, 2008 and December 31, 2007, respectively.  These costs are being amortized to interest expense over the three-year term of the Credit Facility ending November 2010.

The 2007 Credit Facility also includes financial covenants relating to maintenance of the following:

•
A minimum net worth in an amount of not less than the sum of $197,354 plus 50 percent of consolidated net income earned in each fiscal quarter ended after December 31, 2008 plus adjustments for certain equity transactions;

•	A maximum leverage ratio of 2.25 to 1.00 for the fiscal quarters ending December 31, 2008 and a maximum leverage ratio of 2.00 to 1.00 for each fiscal quarter ending after December 31, 2008;

•
A minimum fixed charge coverage ratio of not less than 3.25 to 1.00 for the fiscal quarter ending December 31, 2008 and a fixed charge coverage ratio of not less than 3.50 to 1.00 for each fiscal quarter thereafter;

•
If the Company’s liquidity during any fiscal quarter falls below $35,000, a maximum capital expenditure ratio of 1.50 to 1.00 (cost of assets added through purchase or capital lease) for such fiscal quarter and for each of the three quarters thereafter.

If these covenants are violated, it would be considered an event of default entitling the lenders to terminate the remaining commitment, call all outstanding letters of credit, and accelerate payment of any principal and interest outstanding.  At December 31, 2008, the Company was in compliance with all of these covenants.

As of December 31, 2008, there were no borrowings outstanding under the 2007 Credit Facility and there were $8,010 in outstanding letters of credit consisting of $7,887 issued for projects in continuing operations and $123 issued for projects related to Discontinued Operations.

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

The 6.5% Notes are governed by an indenture, dated December 23, 2005, that was entered into by and among the Company, as issuer, Willbros USA, Inc., as guarantor (“WUSAI”), and The Bank of New York Mellon Corporation, as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The 6.5% Notes are convertible into shares of the Company’s stock and these underlying shares have been registered for resale with the SEC. The 6.5% Notes, however, have not been registered for resale with the SEC.

Pursuant to the Purchase Agreement, the Company and WUSAI have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act.

9.    Long-term Debt (continued)

The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $17.56 per share and resulting in 1,825,587 shares at December 31, 2008 based on the principal amount of the 6.5% Notes which remain outstanding), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15, and began on June 15, 2006.

The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash.  The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a fundamental change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a fundamental change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0 percent to 28.0 percent depending on when the fundamental change occurs and the price of the Company’s stock at the time the fundamental change occurs.

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

As of December 31, 2008, $32,050 of aggregate principal amount of the 6.5% Notes remains outstanding. Unamortized debt issue costs of $1,455 and $1,819 associated with the 6.5% Notes are included in other assets at December 31, 2008 and 2007, respectively, and are being amortized over the seven-year period ending December 2012.

A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of December 31, 2008, this covenant would not have precluded the Company from borrowing under the 2007 Credit Facility.

9.    Long-term Debt (continued)

2.75% Convertible Senior Notes

On March 12, 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). On April 13, 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the notes. Collectively, the primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier.  Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash.  The indenture for the 2.75% Notes originally provided that the Company could redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash, or a combination of common stock and cash to fund purchases.  Accrued interest on the notes on all three put dates can only be paid in cash upon the occurrence of a fundamental change, as defined by the Indenture, the holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes for cash, in addition to a “make-whole premium” that is payable in cash or in additional shares of common stock. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes representing a conversion price of approximately $19.47 per share and resulting in 3,048,641 shares at December 31, 2008 based on the principal amount of the 2.75% Notes which remain outstanding, subject to adjustment in certain circumstances. The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.

An indenture amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011 for cash at 100 percent of the principal amount of the notes plus accrued interest. In addition, a new provision was added to the indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10 percent or more of the consideration in the transaction consists of cash to make a coupon make-whole payment equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013.

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

As of December 31, 2008, $59,357 of aggregate principal amount of the 2.75% Notes remains outstanding. Unamortized debt issue costs of $965 and $1,610 associated with the 2.75% Notes are included in other assets at December 31, 2008 and 2007, respectively, and are being amortized over the seven-year period ending March 2011.

9.    Long-term Debt (continued)

Capital Leases

Assets held under capital leases are summarized below:

	December 31,
	2008	2007
Construction equipment	$43,175	$56,380
Auto, trucks and trailers	4,090	-
Furniture and equipment	-	535
Total assets held under capital lease	47,265	56,915
Less: accumulated depreciation	(11,167)	(9,251)
Net assets under capital lease	$36,098	$47,664

The following are the minimum lease payments for assets financed under capital lease arrangements as of December 31, 2008:

Fiscal year:
2009	$11,304
2010	10,072
2011	8,063
2012	8,943
2013	682
Thereafter	-
Total minimum lease payments under capital leases	39,064
Less: interest expense	(4,197)
Net minimum lease payments under capital leases	34,867
Less: current portion of net minimum lease payments	(9,681)
Long-term net minimum lease payments	$25,186

Other Obligations

The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6,656 at December 31, 2008. There were no outstanding borrowings made under these facilities at December 31, 2008 or 2007.

10.  Retirement Benefits

The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of four percent of salary, in the form of cash. All contributions in the form of WGI common stock were suspended in 2005, and removed as an option on January 9, 2006. Company contributions for the plans, including employees working in Discontinued Operations, were $3,069, $2,265 and $1,761 in 2008, 2007 and 2006, respectively.

11.  Income Taxes

The Company operates primarily in the U.S., Canada and Oman, and is domiciled in Panama.  These countries have substantially different tax regimes and tax rates which affect the consolidated income tax provision of the Company and its effective tax rate. Moreover, losses from one country generally cannot be used to offset taxable income from another country and some expenses incurred in certain tax jurisdictions receive no tax benefit thereby affecting the effective tax rate. Income (loss) before income taxes and the provision for income taxes in the Consolidated Statements of Operations consist of:

11.  Income Taxes (continued)

	Year Ended December 31,
	2008	2007	2006

Income (loss) before income taxes:
Other countries	$35,723	$(37,208)	$(15,468)
United States	33,949	24,161	(4,259)
	$69,672	$(13,047)	$(19,727)

	Year Ended December 31,
	2008	2007	2006
Provision for income taxes:
Current provision (benefit):
Other countries	$1,214	$5,851	$901
United States:
Federal	32,188	8,110	368
State	6,159	1,444	737
	39,561	15,405	2,006
Deferred tax expense (benefit):
Other countries	8,808	(2,095)	1,644
United States	(22,577)	1,253	(1,342)
	(13,769)	(842)	302
Total provision for income taxes (1)	$25,792	$14,563	$2,308

(1)	The total provision for income taxes excludes net FIN 48 adjustments of $150 and ($60) for 2008 and 2007, respectively as a result of the adoption of FIN 48.

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The Company’s subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities.  The Company’s principal international operations are in Canada and Oman. During 2008, the Company’s subsidiaries in Canada and Oman were subject to corporate income tax rates of 29.5 percent and 12 percent, respectively.  The Company did not have any non-taxable foreign earnings from tax holidays for taxable years 2006 through 2008.

The Company is a Panamanian corporation. Panamanian tax law is based on territorial principles and does not impose income tax on income earned outside of Panama.  In 2008, the Company’s parent had a loss of approximately $14,213 that could not be used to offset income earned in other tax jurisdictions and therefore generates no tax benefit.  Most of the loss primarily related to interest on the Company’s convertible notes and stewardship expenses.

As required by Accounting Principles Board Opinion No. 23 – “Accounting for Income Taxes – Special Areas” (“APB No. 23”), management has analyzed its operations in the U.S., Canada and Oman. The Company’s current operating strategy is to reinvest any earnings of its operations in the mentioned jurisdictions rather than to distribute dividends to any intermediate holding companies or the parent company. However, in 2008 the Company’s operation in Oman did distribute a dividend in the amount of $12,000 free of withholding and income taxes to its direct and indirect shareholders and also has distributed a dividend to its shareholders in 2009.

The purpose of the repatriation of earnings from Oman was to facilitate the payment of certain inter-company liabilities between other foreign and U.S. subsidiaries, which was necessary before the Company reorganizes under a Delaware holding company. The Company’s current and future operating strategy continues to be reinvesting earnings in foreign operations. Therefore, no deferred income tax liability has been recorded. No determinations of the amounts of unrecognized deferred tax liabilities related to undistributed earnings or disposition of shares in foreign subsidiaries have been made because the Company’s reorganization from a Panama to a Delaware holding company may yield a significantly different result in 2009 than would have been rendered in 2008 under a different corporate structure and tax regime.

11.  Income Taxes (continued)

A reconciliation of the differences between the provision for income tax computed at the appropriate statutory rates and the reported provision for income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006

Taxes on foreign earnings at greater than Panama rate	$12,099	$3,507	$2,230
Taxes on U.S. earnings at greater than Panama rate	11,882	7,037	(1,785)
U.S. state taxes	2,091	1,875	527
Other U.S. and Canadian permanent tax adjustments	3,811	2,699	1,449
Domestic production deduction	(1,664)	(555)	(113)
Reduction in Canadian tax rates	(1,461)	-	-
Reduced tax rate on capital gains (Canada)	(1,267)	-	-
Change in valuation allowance	301	-	-
	$25,792	$14,563	$2,308

Upon adoption of FIN 48, the Company recorded a $6,369 charge to beginning stockholders’ equity for unrecognized tax positions. During 2008, the Company recognized $725 of previously recorded unrecognized tax benefits due to the expiration of statute of limitations for purposes of assessment and the resolution of certain audits and accrued new uncertain tax positions in the amount of $533.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$6,612
Change in measurement of existing tax positions	(1,296)
Additions based on tax positions related to the current year	532
Additions based on tax positions related to prior years	384
Balance at December 31, 2008	$6,232

The Company has a total net tax asset equal to $14,735 (excluding tax liabilities accrued under FIN 48), which comprises of tax refunds in the amount of $4,424 recorded in the Company’s prepaid expenses, accrued income taxes of $5,090, which is currently owed to various federal and state/provincial tax authorities, and a net deferred income tax asset of $15,401, which represents amounts owed to various tax authorities in the future.

The $6,232 of unrecognized tax benefits would impact the Company’s effective tax rate if ultimately recognized. The amount of unrecognized tax benefits reasonably possible to be recognized during 2009 is approximately $1,698. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the twelve months ended December 31, 2008, the Company has recognized $429 in interest expense. Interest and penalties are included in the table above.

The increase in the Company’s deferred tax liability was primarily the result of partnership income deferred into future tax years and tax depreciation that is recognized at a faster rate than book depreciation in certain classes of capital assets, such as construction vehicles and equipment. The increase in the Company’s deferred tax asset was primarily attributable to the goodwill impairment charge of $62,295. The principal components of the Company’s net deferred tax liability are:

11.  Income Taxes (continued)

	December 31,
	2008	2007
Deferred tax assets:
Current:
Self insured medical accrual	$-	$224
Accrued vacation	1,557	714
Allowance for doubtful accounts	691	351
Estimated loss	-	1,488
Other	290	-
	2,538	2,777
Non-current:
Deferred compensation	3,402	2,613
Goodwill Impairment	22,926	-
U.S. tax net operating loss carry forwards	1,223	2,017
Non-U.S. tax net operating loss carry forwards	316	-
Gross deferred tax assets	27,867	4,630
Valuation allowance	(301)	-
Deferred tax assets, net of valuation allowance	30,104	7,407

Deferred tax liabilities:
Current:
Prepaid expenses	(1,138)	(522)
Partnership tax deferral	(6,048)	(366)
Other	(77)	(37)
	(7,263)	(925)
Non-current:
Unbilled Profit	(1,616)	-
Depreciation	(5,824)	(5,592)
Deferred tax liabilities	(14,703)	(6,517)
Net deferred tax assets	$15,401	$890

The net deferred tax assets by geographical location are as follows:

	December 31,
	2008	2007

United States	$26,888	$3,890
Other countries	(11,487)	(3,000)
Net deferred tax assets	$15,401	$890

The ultimate realization of deferred tax assets related to net operating loss carry forwards (including state net operating loss carry forwards) is dependent upon the generation of future taxable income in a particular tax jurisdiction during the periods in which the use of such net operating losses are allowed. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The Company expects to utilize United States/Canadian federal net operating losses of $2,347 and utilize state net operating losses of $8,208. The Company also expects to realize tax deductions in the approximate amount of $14,872 related to equity compensation. The tax effect of these timing differences is approximately $7,293.

11.  Income Taxes (continued)

At December 31, 2008, the Company has remaining U.S. federal net operating loss carry forwards of $3,703 and state net operating loss carry forwards of $3,160. The Company’s U.S. federal net operating losses expire in 2013. A state net operating loss generally expires five years after the period in which the net operating loss was incurred. The Company also has a net operating loss carry forward in Canada of $177.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses can be utilized to offset taxable income, management believes that the Company will realize the tax benefits of $1,530 from these loss carry forwards.

The Company also has a $22,927 deferred tax asset related to goodwill. The Company expects to fully realize this tax through its ability to fully deduct tax amortization.

The Company has deferred taxable income of approximately $28,544 related to its Canadian operations into future years. The Company expects to pay tax related to this deferred liability of $6,580 in 2009 and $1,760 in 2010.

The Company has $713 of tax losses from its operations in Libya for which management does not expect to receive a tax benefit in the future. Therefore, the Company has recorded a full valuation allowance against these tax losses in the amount of $301.

12.  Stockholders’ Equity

The information contained in this note pertains to continuing and discontinued operations.

Public Offering

On November 20, 2007, the Company completed a public offering of 7,906,250 common shares at $34.00 per share. The underwriters exercised the option to purchase all shares available for over-allotments. The Company received $253,456 in net proceeds after underwriting discount and offering costs. The net proceeds were used to fund the cash portion of the purchase price for the acquisition of InServ, capital expenditures and working capital.

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

If the Company is acquired in a merger or other business combination transaction after a person or group has acquired 15 percent or more of the Company's outstanding common stock, each Right entitles its holder to purchase, at the Right's then-current exercise price, a number of acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15 percent or more of the Company's outstanding common stock, each Right entitles its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company’s common shares having a market value of twice such price.

Prior to the acquisition by a person or group of beneficial ownership of 15 percent or more of the Company's common stock, the Rights are redeemable for one-half cent per Right at the option of the Company's Board of Directors.

Stock Ownership Plans

During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors.  The number of shares authorized for issuance under the 1996 Plan, and the Director Plan, was increased to 4,075,000 and 225,000, respectively, by stockholder approval. No options may be granted under the Director Plan after April 16, 2006. In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares of restricted stock and restricted stock rights authorized for issuance to non-employee directors. The number of shares authorized for issuance under the 2006 Director’s Plan was increased in 2008 to 250,000 by stockholder approval.

12.  Stockholders’ Equity (continued)

Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan are fully vested. RSUs granted under the 2006 Director Plan vest one year after the date of grant. At December 31, 2008, the 1996 Plan had 799,363 shares and the 2006 Director Plan had 217,875 shares available for grant. Of the shares available at December 31, 2008 in the 1996 Plan, 150,000 shares are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. During the years ended December 31, 2008, 2007 and 2006, $1,001, $37 and $3,247, respectively, of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.

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

Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Recognition of share-based compensation related to RSU’s was not impacted by the adoption of SFAS No. 123R. Expense from both stock options and RSU’s totaled $11,652, $4,087 and $7,240, respectively, for the years ended December 31, 2008, 2007 and 2006.

The fair value of granted options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006

Weighted average grant date fair value	$9.69	$6.36
Weighted average assumptions used:
Expected option life in years	3.51	3.50
Risk-free interest rate	4.42%	4.56%
Dividend yield	-	-
Volatility	40.13%	44.05%

No options were granted during the year ended December 31, 2008.

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

12.  Stockholders’ Equity (continued)

The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2008		2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding, beginning of year	$418,750	$14.96	806,750	$13.46	887,270	$11.76
Granted	-	-	10,000	27.80	250,000	17.06
Exercised	53,000	12.90	375,500	12.48	296,520	11.41
Forfeited or expired	32,000	13.12	22,500	8.09	34,000	13.68
Outstanding, end of year	$333,750	$15.47	418,750	$14.96	806,750	$13.46
Exercisable at end of year	$261,250	$14.50	287,916	$13.42	604,250	$12.20

As of December 31, 2008, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $94 and $94, respectively. The weighted average remaining contractual term of outstanding options is 5.74 years and the weighted average remaining contractual term of the exercisable options is 5.27 years at December 31, 2008. The total intrinsic value of options exercised was $1,284, $9,712 and $2,639 during the years ended December 31, 2008, 2007 and 2006 respectively. There was no material tax benefit realized related to those exercises.

The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $322, $496 and $357, respectively.

The Company’s nonvested options at December 31, 2008 and the changes in nonvested options during the year ended December 31, 2008 are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, beginning of year	130,834	$6.86
Granted	-	-
Vested	48,334	6.67
Forfeited or expired	10,000	5.65
Nonvested, end of year	72,500	$7.15

The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2008		2007		2006
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding, beginning of year	548,688	$20.89	300,116	$17.85	441,375	$19.61
Granted	635,314	38.24	430,985	21.70	278,116	17.86
Vested, shares released	249,661	21.50	169,535	17.58	402,250	19.76
Forfeited	93,999	29.00	12,878	20.63	17,125	17.59
Outstanding, end of year	840,342	$32.89	548,688	$20.89	300,116	$17.85

The RSU’s outstanding at December 31, 2007 and 2006 include 225,000 RSU’s which are vested but have a deferred share issuance date. These RSUs were released during the year ended December 31, 2008. The total fair value of RSU’s vested during the years ended December 31, 2008, 2007 and 2006 was $5,367, $2,981 and $6,990, respectively.

12.  Stockholders’ Equity (continued)

As of December 31, 2008, there was a total of $19,697 of unrecognized compensation cost, net of estimated forfeitures, related to all nonvested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 1.96 years.

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

Warrants to Purchase Common Stock

On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at December 31, 2008 and 2007.

13.  Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed as follows:

	Year Ended December 31,
	2008	2007	2006
Net income (loss) from continuing operations (numerator
for basic calculation)	$43,730	$(27,550)	$(22,035)
Add: Interest and debt issuance costs amortization
associated with convertible notes	4,771	-	-
Net income (loss) from continuing operations applicable
to common shares (numerator for diluted calculation)	$48,501	$(27,550)	$(22,035)

Weighted average number of common shares
outstanding for basic income (loss) per share	38,269,248	29,258,946	22,440,742
Weighted average number of potentially dilutive
common shares outstanding	5,466,711	-	-
Weighted average number of common shares
outstanding for diluted income (loss) per share	43,735,959	29,258,946	22,440,742
Income (loss) per common share from continuing operations:
Basic	$1.14	$(0.94)	$(0.98)
Diluted	$1.11	$(0.94)	$(0.98)

13.  Income (Loss) Per Common Share (continued)

The Company has excluded the securities listed below from the number of potentially dilutive shares outstanding as the effect would be anti-dilutive:

	Year Ended December 31,
	2008	2007	2006

2.75% Convertible Senior Notes	-	3,492,555	3,595,277
6.5% Senior Convertible Notes	-	1,825,587	4,813,171
Stock options	272,750	418,750	806,750
Warrants to purchase common stock	536,925	536,925	558,354
Restricted stock and restricted stock rights	-	548,688	300,116
	809,675	6,822,505	10,073,668

In accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the 5,318,142 and 8,408,448 shares issuable upon conversion of the convertible notes would have been included in diluted income (loss) per share, for the year end December 31, 2007 and 2006, respectively if those securities are dilutive, regardless of whether the conversion prices of $17.56 and $19.47, respectively, have been met.  During 2008, there were 443,913 shares issued upon conversion of the convertible notes.

14.  Segment Information

The Company’s segments are strategic business units that are defined by the industry segments served and are managed separately as each has different operational requirements and strategies. We operate through three business segments: Upstream Oil & Gas, Downstream Oil & Gas and Engineering. These segments currently operate primarily in the United States, Canada, and Oman.  Management evaluates the performance of each operating segment based on operating income.  Our corporate operations include the executive management, general, administrative, and financing functions of the organization.  The costs to provide these services are allocated, as are certain other corporate assets, between the three operating segments.

The tables below reflect the Company’s reportable segments as of and for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008

	Upstream Oil & Gas	Downstream Oil & Gas	Engineering	Consolidated

Revenue	$1,313,070	$367,075	$232,559	$1,912,704
Operating expenses	1,231,165	406,154	207,249	1,844,568
Operating income (loss)	$81,905	$(39,079)	$25,310	68,136
Other income (expense)				1,536
Provision for income taxes				25,942
Net income from continuing operations				43,730
Income from discontinued operations net of provision for income taxes				2,757
Net income				$46,487

14.  Segment Information (continued)

	Year Ended December 31, 2007

	Upstream Oil & Gas	Downstream Oil & Gas	Engineering	Consolidated
Revenue	$744,308	$23,821	$179,562	$947,691
Operating expenses	722,433	23,151	171,199	916,783
Government fines				22,000
Operating income	$21,875	$670	$8,363	8,908
Other income (expense)				(21,955)
Provision for income taxes				14,503
Net loss from continuing operations				(27,550)
Loss from discontinued operations net of provision for income taxes				(21,414)
Net loss				$(48,964)

	Year Ended December 31, 2006

	Upstream Oil & Gas	Downstream Oil & Gas	Engineering	Consolidated
Contract revenue	$424,317	$-	$118,942	$543,259
Operating expenses	439,798	-	115,492	555,290
Operating income (loss)	$(15,481)	$-	$3,450	(12,031)
Other income (expense)				(7,696)
Provision for income taxes				2,308
Net loss from continuing operations				(22,035)
Loss from discontinued operations net of provision for income taxes				(83,402)
Net loss				$(105,437)

Capital expenditures by segment are presented below:

	Year Ended December 31,
	2008	2007	2006
Upstream Oil & Gas	$38,266	$68,271	$20,613
Downstream Oil & Gas	3,613	37	-
Engineering	225	1,261	1,036
Corporate	10,944	4,979	1,832
Total	$53,048	$74,548	$23,481

Total assets by segment as of December 31, 2008 and 2007 are presented below:

14.  Segment Information (continued)

	December 31, 2008	December 31, 2007
Upstream Oil & Gas	$345,818	$369,255
Downstream Oil & Gas	127,186	123,707
Engineering	33,534	50,286
Corporate	279,021	232,954
Total assets, continuing operations	$785,559	$776,202

Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

Customers representing 10 percent or more of total contract revenue are as follows:

	Year Ended December 31,
	2008	2007	2006
Customer A	19%	-%	-%
Customer B	11%	-%	-%
Customer C	-%	14%	13%
Customer D	-%	11%	11%
Customer E	-%	10%	-%
	30%	35%	24%

Information about the Company’s operations in its work countries is shown below:

	Year Ended December 31,
	2008	2007	2006
Contract revenue:
United States	$1,440,239	$612,647	$312,121
Canada	387,498	244,806	161,924
Oman	84,967	90,238	69,214
	$1,912,704	$947,691	$543,259

	December 31,
	2008	2007
Long-lived assets:
United States	$99,051	$87,785
Canada	37,706	61,276
Oman	13,028	8,277
Other	203	2,428
	$149,988	$159,766

15.  Contingencies, Commitments and Other Circumstances

Contingencies

Resolution of criminal and regulatory matters

In May 2008, the previously disclosed agreement in principle with the United States Department of Justice (the  “DOJ”) and Willbros Group, Inc. (“WGI”), and its subsidiary, Willbros International, Inc. (“WII”), to settle the DOJ’s investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), received final approval by the DOJ. The terms of the final agreement are included in a Deferred Prosecution Agreement (the “DPA”), more fully described below, which along with a six count criminal Information (the “Information”), was filed in the United States District Court, Southern District of Texas, Houston Division (the “Court”). When the requirements of the DPA are satisfied, the DOJ will dismiss the Information. Also in May 2008, a final agreement was reached by WGI with the Securities and Exchange Commission (the “SEC”) to resolve the SEC’s investigation into violations of the FCPA, the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The final settlement with the SEC has been entered and approved by the Court. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria.

15.  Contingencies, Commitments and Other Circumstances (continued)

As described more fully below, the settlements together will require the Company to pay, over approximately three years, a total of $32,300 in penalties and disgorgement of profits, plus post-judgment interest on $7,725 of that amount. In addition, WGI and WII will, for a period of approximately three years, each be subject to the DPA with the DOJ. Finally, WGI will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws.

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

With respect to the final settlement agreement concluded by WGI on May 14, 2008 with the SEC:

•
The SEC filed in the Court a Complaint (the “SEC Complaint”) and a proposed Agreed Final Judgment against WGI (the “Judgment”). Without admitting or denying the allegations in the SEC Complaint, WGI consented to the filing of the SEC Complaint and entry of the Judgment to resolve the SEC’s investigation. The SEC Complaint alleges civil violations of the FCPA’s anti-bribery provisions, the FCPA’s books-and-records and internal control provisions and various antifraud provisions of the Securities Act and the Exchange Act. The Judgment has been approved by the Court and now permanently enjoins the Company from violating the FCPA’s anti-bribery, books-and-records, and internal control provisions and certain antifraud provisions of the Securities Act and the Exchange Act.

•
The Judgment requires WGI to pay $8,900 for disgorgement of profits and $1,400 of pre-judgment interest. The disgorgement and pre-judgment interest are payable in four equal installments of $2,575, first on signing, and annually for three years thereafter. The first payment was made at signing on May 14, 2008. Post-judgment interest will be payable on the outstanding balance of $7,725.

15.  Contingencies, Commitments and Other Circumstances (continued)

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

Pipeline Construction Project Issues

In July 2007 the Company announced the award of an installation contract (“42” Contract”) for the construction of three segments of the Midcontinent Express Pipeline Project (“MEP Project”) by Midcontinent Express Pipeline LLC (“MEP”). The contract is structured as a cost reimbursable contract with a fixed fee for the Company. In September 2008, the Company and MEP signed an amendment which finalized the scope of work under the 42” Contract as the construction of 179 miles of 42” pipeline.  The amendment also included the award to Company of an additional installation contract (“36” Contract”) for the construction of 136 miles of 36” pipeline anticipated to start in March 2009.   The Company mobilized on the MEP Project in the fourth quarter of 2008. As of December 31, 2008, the Company was employing three spreads of pipeline construction equipment on the MEP Project.  In conjunction with the award and execution of this project, the Company obtained a performance bond on the MEP Project with a stated value of $151,476.

In January 2009 the Company was notified by MEP that approximately 20 miles of the scope of work under the 42” Contract was being terminated for cause (the "Terminated 42” Work"). The Company challenged the validity and sustainability of this partial termination for cause by MEP asserting, among other points, that MEP was implementing this partial termination for cause as a pretext to avoid paying the fee due and payable to the Company in a termination for convenience context. The Company is currently involved in negotiations with MEP to resolve this and other contractual differences with MEP under the 42” Contract. The Company will vigorously defend its rights under the 42” Pipeline Contract with MEP. As of December 31, 2008, no liability has been recorded related to this termination.

 If the partial termination for cause notice from MEP to the Company is ultimately determined by a court of law to be valid and enforceable, the Company could be held responsible for costs incurred by MEP in having a third-party contractor perform the Terminated 42” Work in excess of  the cost of Company performing the same. In addition, a valid and enforceable partial termination for cause by MEP under the 42” Pipeline Contract would support MEP’s termination of the 36” Pipeline Contract for convenience without MEP having to pay any termination fee  to the Company. In February 2009, MEP terminated the 36” Contract for convenience. The Company believes it is entitled to the contractual termination fee stated in the 36” Contract  and will vigorously enforce its rights in this regard.

Other

In addition to the matters discussed above, the Company is party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At December 31, 2008, the Company had approximately $7,887 of letters of credit related to continuing operations and $123 of letters of credit related to Discontinued Operations in Nigeria. These amounts represent the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At December 31, 2008, the Company had bonds outstanding, primarily performance bonds, with a face value at $456,631 related to continuing operations. These amounts represent the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2008, no liability has been recognized for letters of credit or surety bonds, other than $13 recorded as the fair value of the letters of credit outstanding for the Nigeria operations. See Note 17 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for further discussion of these letters of credit.

Operating Leases

The Company has certain operating leases for office and camp facilities. Rental expense for continuing operations, excluding daily rentals and reimbursable rentals under cost plus contracts, was $8,720 in 2008, $2,773 in 2007 and $2,079 in 2006. Minimum lease commitments under operating leases as of December 31, 2008, totaled $14,294 and are payable as follows: 2009, $8,090; 2010, $4,454; 2011, $1,461; 2012, $257; 2013, $32; and thereafter, $0.

Joint Ventures

The Company has a 50 percent interest in a pipeline construction joint venture for the Chad-Cameroon Pipeline Project in Africa. This project was completed in 2003, and the Company adjusted its investment in the joint venture to zero. Since 2004, activity for the 50 percent owned joint venture was limited to warranty work, which was accrued in prior years.  The Company also owns 40 percent of the common stock of Global Process Services, Inc., a provider of foreign-sourced labor to the Company. The investments in these entities are accounted for by the equity method and carried on the Consolidated Balance Sheets within other assets. The combined balance of these investments in joint ventures included in the balance sheet is $0 and $133 at December 31, 2008 and 2007, respectively.

Losses of $0 and $34 from investments accounted for by the equity method have been recorded for the year ended December 31, 2008 and 2007. No income or loss from investments accounted for by the equity method was recorded during the year ended December 31, 2006.

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

15.  Contingencies, Commitments and Other Circumstances (continued)

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

See Note 17 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement for discussion of commitments and contingencies associated with Discontinued Operations.

16.  Quarterly Financial Data

Selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007 is presented below. The total of the quarterly income (loss) per share amounts may not equal the per share amounts for the full year due to the manner in which earnings (loss) per share is calculated.

Year 2008 Quarter Ended	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total 2008

Contract revenue	$491,634	$467,717	$490,651	$462,702	$1,912,704
Contract income	65,901	66,962	60,459	67,560	260,882
Income (loss) from continuing operations
before income taxes	32,922	34,650	27,108	(25,008)	69,672
Income (loss) from continuing operations	19,105	20,074	19,051	(14,500)	43,730
Income (loss) from discontinued operations	2,559	(736)	1,219	(285)	2,757
Net income (loss)	$21,664	$19,338	$20,270	$(14,785)	$46,487
Basic income (loss) per share:
Continuing operations	$0.50	$0.52	$0.50	$(0.38)	$1.14
Discontinued operations	0.07	(0.02)	0.03	(0.01)	0.07
Net income (loss)	$0.57	$0.50	$0.53	$(0.39)	$1.21
Diluted income (loss) per share:
Continuing operations	$0.46	$0.49	$0.46	$(0.38)	$1.11
Discontinued operations	0.06	(0.02)	0.03	(0.01)	0.06
Net income (loss)	$0.52	$0.47	$0.49	$(0.39)	$1.17

Weighted average number of common shares outstanding:

Basic	38,017,280	38,378,246	38,313,997	38,367,467	38,269,248
Diluted	43,915,654	43,874,031	43,803,235	38,367,467	43,735,959

Additional Notes:

•
During the quarter ended December 31, 2008, the Company decided to sell one of its fabrication facilities located in Edmonton, Alberta, Canada, which was comprised of manufacturing and office space of approximately 130,000 square feet.  The facility and various other related assets at the time of sale had a net book value of $11,899.  The Company received $19,593 in net proceeds which resulted in a gain on sale of $7,694 and is included in other, net.  See Note 17- Discontinuance of Operations, Asset Disposals and Transition Services Agreement.

•	During the quarter ended December 31, 2008, the Company recorded a non-cash, before-tax charge of $62,295 for impairment of goodwill.

•
During the quarter ended June 30, 2008, $12,575 of the aggregate obligation for government fines was paid, which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of pre-judgment interest.  See Note 8 – Government Obligations and Note 15 – Contingencies, Commitments and Other Circumstances for further discussion of government fines.

16.  Quarterly Financial Data (continued)

Year 2007 Quarter Ended	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total 2007

Contract revenue	$206,709	$156,743	$246,716	$337,523	$947,691
Contract income	10,451	15,584	35,186	38,552	99,773
Loss from continuing operations before
income taxes	(3,084)	(38,922)	16,353	12,606	(13,047)
Loss from continuing operations	(3,339)	(40,379)	10,272	5,896	(27,550)
Income (loss) from discontinued operations	(8,508)	(3,860)	(9,126)	80	(21,414)
Net loss	$(11,847)	$(44,239)	$1,146	$5,976	$(48,964)
Basic income (loss) per share:
Continuing operations	$(0.13)	$(1.47)	$0.36	$0.17	$(0.94)
Discontinued operations	(0.33)	(0.14)	(0.32)	-	(0.73)
Net loss	$(0.46)	$(1.61)	$0.04	$0.17	$(1.67)
Diluted income (loss) per share:
Continuing operations	$(0.13)	$(1.47)	$0.32	$0.16	$(0.94)
Discontinued operations	(0.33)	(0.14)	(0.26)	-	(0.73)
Net loss	$(0.46)	$(1.61)	$0.06	$0.16	$(1.67)

Weighted average number of common shares outstanding:

Basic	25,503,652	27,515,593	28,804,907	34,768,336	29,258,946
Diluted	25,503,652	27,515,593	34,844,482	40,646,349	29,258,946

Additional Notes:

•
During the quarter ended March 31, 2007, the Company completed the sale of its Nigeria assets and operations. As a result, the Company recognized a gain of $2,345 on the disposition, which is included in the net loss from Discontinued Operations.

•	During the quarter ended June 30, 2007, the Company recognized a charge of $24,000 for Government fines, representing the Company’s estimated final resolution of the DOJ investigation

•
During the quarter ended June 30, 2007, the Company incurred a $15,375 loss on early extinguishment of debt. This early extinguishment is related to the induced conversion of approximately $52,450 of the Company’s 6.5% Senior Convertible Notes. See Note 9 – Long-term Debt for further discussion of the induced conversion.

•
Included in the third quarter of 2007 results, was the financial impact of an agreement in principle with the staff of the SEC to resolve its investigation. As a result of this agreement in principle, the Company recorded a charge of $10,300 to Discontinued Operations in the third quarter of 2007.  The $10,300 is comprised of profit disgorgement plus accrued interest; and is related to a single Nigeria project included in the February 7, 2007 sale of the Company’s Nigeria assets and operations. In conjunction with agreement in principle the Company estimated a $2,000 reduction in the DOJ fine and therefore reduced the charge for government fines for continuing operations to $22,000.

17.  Discontinuance of Operations, Asset Disposals, and Transition Services Agreement

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

17.  Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

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

In early 2008, the Company received its first notification asserting various rights under one of the outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. The Company understands that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” The Company understands that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI.

Also, on February 1, 2008, the Company received a letter from WAPCo reminding the Company of its parent guarantee on the WAGP contract and requesting that we remedy WWAI’s default under that contract, as amended. Almost one year later, on February 17, 2009, we received another letter from WAPCo formally demanding that we pay all sums payable in consequence of the non-performance by Ascot with WAPCo and stating that quantification of that amount would be provided sometime in the future when the work was completed. On previous occasions, the Company has advised WAPCo that, for a variety of legal, contractual, and other reasons, it did not consider the prior WAGP contract parent guarantee to have continued application, and the Company reiterated that position to WAPCo in the Company’s response to its February 1, 2008 letter. We will again reiterate our position in response to their February 17, 2009 letter. WAPCo disputes the Company’s position that it is no longer bound by the terms of the Company’s prior parent guarantee of the WAGP contract and has reserved all its rights in that regard. Currently, the WAGP project is yet to be completed for a variety of technical and commercial issues unrelated to WAPCo’s termination of the WAGP contract. The February 17, 2009 letter from WAPCo and their still un-quantified claim does not change the Company’s stance or accounting related to the WAGP parent guarantee.

The Company anticipates that this potential dispute with WAPCo may result in an arbitration proceeding between WAPCo and WWAI in the London Court of International Arbitration to determine the validity of the alleged default notice issued by WAPCo to WWAI, including any resulting damage award, in combination with a lawsuit between WAPCo and the Company in the English Courts under English law to determine the enforceability, in whole or in part, of the Company’s parent guarantee, which the Company expects to be a lengthy process.

17.  Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

The Company currently has no employees working in Nigeria and we have no intention of returning to Nigeria. If ultimately it is determined by an English Court that the Company is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against the Company directly under parent company guarantee, and, in either case, we are unable to enforce rights under the indemnity agreement entered into with Ascot and Berkeley in connection with the WAGP contract, the Company may experience substantial losses. However, at this time, the Company cannot predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot and Berkeley will protect the Company. Based upon current knowledge of the relevant facts and circumstances, the Company does not expect that the outcome of the potential dispute will have a material adverse effect on our financial condition or results of operations.

Letters of Credit

At the time of the February 7, 2007 sale of its Nigeria assets and operations, the Company had four letters of credit outstanding totaling $20,322 associated with Discontinued Operations (the “Discontinued LC’s”). In accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), a liability was recognized for $1,575 related to the letters of credit. This liability is released as each of the Discontinued LC’s is released or expires and the Company is relieved of its risk related to the Discontinued LC’s. As of December 31, 2008 only one of the Discontinued LCs remains issued and outstanding. This Discontinued LC in the amount of $123 is scheduled to expire on February 28, 2009. During the twelve months ended December 31, 2008, two Discontinued LC’s in the aggregate amount of $19,759 expired resulting in the release of the associated liability and recognition of $1,543 of additional cumulative gain on the sale of Nigeria assets and operations.  The fair value of the remaining Discontinued LC is $13 and will also result in positive impact to the cumulative gain on sale when and if it is released.

Transition Services Agreement

Concurrent with the Nigeria sale, the Company entered into a two-year Transition Services Agreement (“TSA”) with Ascot. Under the agreement, the Company was primarily providing labor in the form of seconded employees to work under the direction of Ascot along with specifically defined work orders for services generally covered in the TSA.  Ascot agreed to reimburse the Company for these services. For the years ended December 31, 2008 and 2007, these reimbursable contract costs totaled approximately $3,822 and $23,966, respectively. Both the Company and Ascot have been working to eliminate transition services provided by the Company. At December 31, 2008, that effort was substantially complete in that the Company has no employees still seconded to Ascot working in West Africa generally, or Nigeria specifically.

Conclusion of the Transition Services Agreement

On February 7, 2009, the TSA expired according to its terms, which ended the Company’s obligation to provide any further support or other services to Ascot in West Africa or otherwise. The Company has recognized all known costs associated with concluding the TSA including the write-off of all residual accounts receivable and equipment in West Africa. The total expense recognized in accordance with the conclusion of the TSA is $357.

Residual Equipment in Nigeria

In conjunction with the TSA, the Company made available certain equipment to Ascot for use in Nigeria and at times, in Benin, Togo and Ghana.  This equipment was not sold to Ascot under the Agreement. The Company’s net book value for the equipment in West Africa at December 31, 2008 and 2007 was $442 and $1,205, respectively.  The majority of this equipment, which is comprised primarily of construction equipment, rolling stock and generator sets, was redeployed to the Company’s operations in Oman.  The remainder was used in exchange for equipment owned by Ascot and needed by the Company’s North American operations.  On February 7, 2009, the Company reached a final settlement with Ascot on the equipment exchange and the Company no longer owns any equipment in West Africa.

17.  Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

Global Settlement Agreement (”GSA”)

On September 7, 2007, we finalized the GSA with Ascot. The significant components of the agreement include:

•	A reduction to the purchase price of $25,000, in resolution of all working capital adjustments as provided for in the original share purchase agreement;

•	Ascot agreed to provide supplemental backstop letters of credit in the amount of $20,322 issued by a non-Nigerian bank approved by the Company;

•	Ascot provided specific indemnities related to two ongoing projects that they acquired as part of the Agreement; and

•
Except as provided in the GSA, Ascot and the Company waived all of our respective rights and obligations relating to indemnifications provided in the share purchase agreement concerning any breach of a covenant or representation or warranty.

As a result of the GSA, the Company has recognized a cumulative gain on the sale of its Nigeria assets and operations of $183. The GSA was settled by a payment to Ascot from the Company in the amount of $11,076. This amount represents the agreed upon reduction to the purchase price, due to Ascot, of $25,000, reduced by amounts owed by Ascot to the Company of $11,299 for services rendered under the TSA and $2,625 due from Ascot in the form of a note from the closing of the share purchase agreement. Because of the GSA, Ascot’s account with the Company was current as of December 31, 2007.

Insurance Recovery

During the twelve months ended December 31, 2008, income from Discontinued Operations consisted of two pre-Nigeria sale insurance claim recoveries of $3,004 for events of loss the Company suffered prior to the sale of its Nigeria operations.

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

Asset Disposal

Sale of Canada Fabrication Facility

During the fourth quarter of 2008, the Company decided to sell one of its fabrication facilities located in Edmonton, Alberta, Canada, which was comprised of manufacturing and office space of approximately 130,000 square feet.  The Company determined that the capital employed in this facility would be more efficiently applied to another fabrication location as well as to support the Company’s cross-country pipeline business in Canada. The facility and various other related assets at the time of sale had a net book value of $11,899.  The Company received $19,593 in net proceeds which resulted in a gain on sale of $7,694 which is included in other, net.

Results of Discontinued Operations

Condensed Statements of Operations of the Discontinued Operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

17. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

	Year Ended December 31, 2008
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Discontinued Operations

Contract revenue	$(94)	$2,474	$-	$-	$2,380

Operating expenses:
Contract	(94)	3,760	-	-	3,666
General and administrative	151	62	-	-	213
	57	3,822	-	-	3,879
Operating loss	(151)	(1,348)	-	-	(1,499)
Other income (expense)	4,453	(177)	-	-	4,276
Income (loss) before income taxes	4,302	(1,525)	-	-	2,777
Provision for income taxes	-	20	-	-	20
Net income (loss)	$4,302	$(1,545)	$-	$-	$2,757

	Year Ended December 31, 2007
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Discontinued Operations

Contract revenue	$30,046	$23,304	$-	$-	$53,350

Operating expenses:
Contract	34,360	21,867	-	-	56,227
Impairment of long-lived assets	-	1,524	-	-	1,524
General and administrative	3,472	575	-	-	4,047
Profit disgorgement	10,300	-	-	-	10,300
	48,132	23,966	-	-	72,098
Operating loss	(18,086)	(662)	-	-	(18,748)
Other income (expense)	(1,034)	249	-	-	(785)
Loss before income taxes	(19,120)	(413)	-	-	(19,533)
Provision for income taxes	1,092	789	-	-	1,881
Net loss	$(20,212)	$(1,202)	$-	$-	$(21,414)

17. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

	Year Ended December 31, 2006
	Nigeria	Nigeria TSA	Venezuela	Opal TXP-4	Discontinued Operations

Contract revenue	$447,757	$-	$270	$-	$448,027

Operating expenses:
Contract	476,691	-	940	-	477,631
General and administrative	31,977	-	322	-	32,299
	508,668	-	1,262	-	509,930
Operating (loss)	(60,911)	-	(992)	$-	(61,903)
Other income (expense)	(11,579)	-	164	2,033	(9,382)
Income (loss) before income taxes	(72,490)	-	(828)	2,033	(71,285)
Provision for income taxes	11,283	-	143	691	12,117
Net income (loss)	$(83,773)	$-	$(971)	$1,342	$(83,402)

Financial Position of Discontinued Operations

Condensed Balance Sheets of the Discontinued Operations are as follows:

	December 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$309	$211
Accounts receivable, net	1,225	296
Prepaid expenses	78	879
Total current assets	1,612	1,386
Property, plant and equipment, net	442	1,205
Other assets	632	620
Total assets	2,686	3,211
Current liabilities:	609	978
Total current liabilities	609	978
Net assets of discontinued operations	$2,077	$2,233

Item 9.  Changes in and Disagreements with Accountants

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2008 we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2008 to (1) provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Grant Thornton LLP, an independent registered accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and issued an audit report thereon, which is included in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the section entitled “PROPOSAL ONE – ELECTION OF DIRECTORS” in the Company’s definitive Proxy Statement for 2009 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is included in Item 4A of Part I of this Form 10-K. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement.

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

The information required by this item is incorporated herein by reference to the sections entitled “PROPOSAL ONE – ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION” in the Proxy Statement.

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

The information required by this item is incorporated herein by reference to the sections entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “PROPOSAL ONE – ELECTION OF DIRECTORS” in the Proxy Statement.

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

(2)	Financial Statement Schedule:

2008
Form 10-K
Page(s)
Report of Independent Registered Public Accounting Firm (Grant Thornton LLP)	110
Report of Independent Registered Public Accounting Firm (GLO CPAs LLLP)	111
Schedule II – Consolidated Valuation and Qualifying Accounts	112

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

2.
Agreement and Plan of Merger dated December 10, 2008, among Willbros Group,        Inc., a Delaware corporation (“Willbros Delaware”), Willbros Group, Inc., a Republic of Panama corporation, and Willbros Merger, Inc., a Delaware corporation (filed as Annex A to the proxy statement/prospectus included in Willbros Delaware’s Registration Statement on Form S-4, Registration No. 333-155281).

3.1	Amended and Restated Articles of Incorporation of Willbros Group, Inc. (filed as Exhibit 3.2 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 9, 2006).

3.2	Restated By-Laws of Willbros Group, Inc. (filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”).

4.1	Form of stock certificate for our Common Stock, par value $.05 per share (filed as Exhibit 4 to the S-1 Registration Statement).

4.2	Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3
First Amendment to Rights Agreement dated as of February 20, 2009, between us and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as an Exhibit to our Amendment No. 1 to Registration Statement on Form 8-A/A, dated February 23, 2009).

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3 to our report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

4.5
Indenture (including form of note) dated March 12, 2004, between us and JPMorganChase Bank, as trustee (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.6
First Supplemental Indenture dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.7
Indenture (including form of note) dated December 23, 2005, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.8
First Supplemental Indenture dated November 2, 2007, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee, to the Indenture dated December 23, 2005, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.9
Waiver Agreement dated November 2, 2007, between us and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.8 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.10	Form of Warrant dated October 27, 2006 (filed as Exhibit 10.2 to our current report on Form 8-K dated October 26, 2006, filed on October 27, 2006).

10.1
Credit Agreement dated as of November 20, 2007, among Willbros USA, Inc., as borrower, us and certain of our subsidiaries and affiliates as guarantors, the lenders from time to time party thereto and Calyon New York Branch, as Administrative Agent, Collateral Agent and Issuing Bank, (filed as Exhibit 10 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.2*	Form of Indemnification Agreement between our officers and us (filed as Exhibit 10.7 to the S-1 Registration Statement).

10.3*	Form of Indemnification Agreement between our directors and us (filed as Exhibit 10.16 to the S-1 Registration Statement).

10.4*	Form of First Amendment to Indemnification Agreement between our officers and directors and us.

10.5*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to the S-1 Registration Statement).

10.6*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.7*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.8*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.9*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.10*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.11*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.12*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008.

10.13*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.14*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.15*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.16*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.17*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.18*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.19*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.20*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).

10.21*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.22*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.23*
Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.24*
Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.25*	Amendment Number 1 to Willbros Group, Inc. Severance Plan dated December 31, 2008.

10.26*
Separation Agreement and Release dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.1 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

10.27*
Consulting Services Agreement dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.2 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

10.28*
Agreement to Terminate Consulting Services Agreement dated September 11, 2007, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

10.29*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc., and Robert R. (Randy) Harl.

10.30*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc. and Van A. Welch.

10.31*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc. and John (“Jay”) T. Dalton.

10.32*
Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Arlo B. Dekraai (filed as Exhibit 10.32 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.33*	Amendment No.1 to Employment Agreement dated December 30, 2008, between Integrated Service Company LLC and Arlo DeKraai.

10.34*	Separation Agreement and Release dated November 29, 2008, between Willbros USA, Inc. and John K. Allcorn.

10.35*	Form of Key Employee Special Bonus Agreement (filed as Exhibit 10.31 to our Registration Statement on Form S-1, Registration No. 333-15540, filed June 30, 2006).

10.36*	Amended and Restated Management Incentive Compensation Program (Effective February 26, 2008) (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended March 31, 2008, filed May 8, 2008).

10.37
Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (filed as Exhibit 10.13 to the S-1 Registration Statement).

10.38
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

10.40
Securities Purchase Agreement dated October 26, 2006, by and among us and the buyers listed on the signature pages thereto (the “Buyers”) (filed as Exhibit 10.1 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.41	Registration Rights Agreement dated October 27, 2006, by and among us and each of the Buyers (filed as Exhibit 10.3 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

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

10.51
Deferred Prosecution Agreement among us, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

21	Subsidiaries.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of GLO CPAs, LLLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WILLBROS GROUP, INC.

Date: February 25, 2009	By:	/s/ Robert R. Harl
Robert R. Harl
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert R. Harl	Director, President and	February 25, 2009
Robert R. Harl	Chief Executive Officer
(Principal Executive Officer)

/s/ Van A. Welch	Senior Vice President, and	February 25, 2009
Van A. Welch	Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

/s/ John T. McNabb, II	Director and Chairman of the Board	February 25, 2009
John T. McNabb, II

/s/ William B. Berry	Director	February 25, 2009
William B. Berry

/s/ Michael J. Bayer	Director	February 25, 2009
Michael J. Bayer

/s/ Arlo B. DeKraai	Director	February 25, 2009
Arlo B. DeKraai

/s/ Gerald J. Maier	Director	February 25, 2009
Gerald J. Maier

/s/ Robert L. Sluder	Director	February 25, 2009
Robert L. Sluder

/s/ James B. Taylor, Jr.	Director	February 25, 2009
James B. Taylor, Jr.

/s/ S. Miller Williams	Director	February 25, 2009
S. Miller Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Willbros Group, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Willbros Group, Inc. and Subsidiaries referred to in our report dated February 25, 2009, which is included in the Annual Report on Form 10-K. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2), which is the responsibility of the  Company’s management.  In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas
February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors
Willbros Group, Inc.:

The audits referred to in our report dated March 12, 2007, included the related consolidated financial statement schedule as of December 31, 2006, and for the year ended December 31, 2006. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ GLO CPAs, LLLP

Houston, Texas
March 12, 2007

WILLBROS GROUP, INC.
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

			Charged
			(Credited)
		Balance at	to Costs	Charge	Balance
		Beginning	and	Offs and	at End
Year Ended	Description	of Year	Expense	Other	of Year

December 31, 2006	Allowance for Bad Debts	$6,672	$4,512	$(795)	$10,389
December 31, 2007	Allowance for Bad Debts	$10,389	$551	$(9,832)	$1,108
December 31, 2008	Allowance for Bad Debts	$1,108	$2,296	$(1,853)	$1,551

December 31, 2006	Overhaul Accrual	$1,606	$486	$(2,092)	$-
December 31, 2007	Overhaul Accrual	$-	$-	$-	$-
December 31, 2008	Overhaul Accrual	$-	$-	$-	$-

December 31, 2006	Obsolescence Reserve	$5,052	$7,107	$-	$12,159
December 31, 2007	Obsolescence Reserve	$12,159	$-	$(12,159)	$-
December 31, 2008	Obsolescence Reserve	$-	$-	$-	$-

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number	Description

2.
Agreement and Plan of Merger dated December 10, 2008, among Willbros Group, Inc., a Delaware corporation (“Willbros Delaware”), Willbros Group, Inc., a Republic of Panama corporation, and Willbros Merger, Inc., a Delaware corporation (filed as Annex A to the proxy statement/prospectus included in Willbros Delaware’s Registration Statement on Form S-4, Registration No. 333-155281).

3.1	Amended and Restated Articles of Incorporation of Willbros Group, Inc. (filed as Exhibit 3.2 to our report on Form 10-Q for the quarter ended September 30, 2006, filed November 9, 2006).

3.2	Restated By-Laws of Willbros Group, Inc. (filed as Exhibit 3.2 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”).

4.1	Form of stock certificate for our Common Stock, par value $.05 per share (filed as Exhibit 4 to the S-1 Registration Statement).

4.2	Rights Agreement, dated April 1, 1999, between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3
First Amendment to Rights Agreement dated as of February 20, 2009, between us and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as an Exhibit to our Amendment No. 1 to Registration Statement on Form 8-A/A, dated February 23, 2009).

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3 to our report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

4.5
Indenture (including form of note) dated March 12, 2004, between us and JPMorganChase Bank, as trustee (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.6
First Supplemental Indenture dated September 22, 2005, between us and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture dated March 12, 2004, between us and JPMorgan Chase Bank, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.7
Indenture (including form of note) dated December 23, 2005, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.8
First Supplemental Indenture dated November 2, 2007, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee, to the Indenture dated December 23, 2005, among us, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.9
Waiver Agreement dated November 2, 2007, between us and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.8 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.10	Form of Warrant dated October 27, 2006 (filed as Exhibit 10.2 to our current report on Form 8-K dated October 26, 2006, filed on October 27, 2006).

10.1
Credit Agreement dated as of November 20, 2007, among Willbros USA, Inc., as borrower, us and certain of our subsidiaries and affiliates as guarantors, the lenders from time to time party thereto and Calyon New York Branch, as Administrative Agent, Collateral Agent and Issuing Bank, (filed as Exhibit 10 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.2*	Form of Indemnification Agreement between our officers and us (filed as Exhibit 10.7 to the S-1 Registration Statement).

10.3*	Form of Indemnification Agreement between our directors and us (filed as Exhibit 10.16 to the S-1 Registration Statement).

Exhibit
Number	Description

10.4*	Form of First Amendment to Indemnification Agreement between our officers and directors and us.

10.5*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to the S-1 Registration Statement).

10.6*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.7*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.8*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.9*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.10*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.11*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.12*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008.

10.13*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.14*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.15*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.16*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.17*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.18*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.19*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.20*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).

10.21*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.22*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.23*
Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.24*
Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.25*	Amendment Number 1 to Willbros Group, Inc. Severance Plan dated December 31, 2008.

10.26*
Separation Agreement and Release dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.1 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

Exhibit
Number	Description

10.27*
Consulting Services Agreement dated December 29, 2006, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.2 to our current report on Form 8-K dated December 29, 2006, filed January 8, 2007).

10.28*
Agreement to Terminate Consulting Services Agreement dated September 11, 2007, between Willbros USA, Inc. and Michael F. Curran (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

10.29*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc., and Robert R. (Randy) Harl.

10.30*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc. and Van A. Welch.

10.31*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc. and John (“Jay”) T. Dalton.

10.32*
Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Arlo B. Dekraai (filed as Exhibit 10.32 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.33*	Amendment No.1 to Employment Agreement dated December 30, 2008, between Integrated Service Company LLC and Arlo DeKraai.

10.34*	Separation Agreement and Release dated November 29, 2008, between Willbros USA, Inc. and John K. Allcorn.

10.35*	Form of Key Employee Special Bonus Agreement (filed as Exhibit 10.31 to our Registration Statement on Form S-1, Registration No. 333-15540, filed June 30, 2006).

10.36*	Amended and Restated Management Incentive Compensation Program (Effective February 26, 2008) (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended March 31, 2008, filed May 8, 2008).

10.37
Registration Rights Agreement dated April 9, 1992, between us and Heerema Holding Construction, Inc., Yorktown Energy Partners, L.P., Concord Partners II, L.P., Concord Partners Japan Limited and certain other stockholders of the Company (filed as Exhibit 10.13 to the S-1 Registration Statement).

10.38
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

10.40
Securities Purchase Agreement dated October 26, 2006, by and among us and the buyers listed on the signature pages thereto (the “Buyers”) (filed as Exhibit 10.1 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.41	Registration Rights Agreement dated October 27, 2006, by and among us and each of the Buyers (filed as Exhibit 10.3 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

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

Exhibit
Number	Description

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

10.51
Deferred Prosecution Agreement among us, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

21	Subsidiaries.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of GLO CPAs, LLLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

99.3	Consent of the Company (filed as Exhibit 99.3 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.4	Agreed Judgment as to the Company (filed as Exhibit 99.4 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

*	Management contract or compensatory plan or arrangement.